Form 10-Q
period 2004-09-30
THERAVANCE INC
filed 2004-11-17
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:
0-30319

THERAVANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3265960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Gateway Boulevard South San Francisco, CA 94080
(Address of Principal Executive Offices including Zip Code)

(650) 808-6000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐   No☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒

The number of shares of registrant’s common stock outstanding on October 31, 2004 was 43,643,029.

The number of shares of registrant’s Class A common stock outstanding on October 31, 2004 was 9,401,498.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and September 30, 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2004 and September 30, 2003 (unaudited)

Notes to Condensed Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$38,004	$35,748
Marketable securities	136,334	53,404
Receivable from related party	1,527	408
Prepaid and other current assets	6,426	1,688
Total current assets	182,291	91,248

Property and equipment, net	13,831	15,815
Restricted cash and cash equivalents	4,923	6,124
Deferred sublease costs	614	921
Notes receivable	2,994	5,803
Notes receivable from related parties	75	4,562
Other assets	246	976
Total assets	$204,974	$125,449

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,809	$3,199
Accrued personnel-related expenses	5,793	4,441
Accrued clinical and development expenses	4,907	1,849
Other accrued liabilities	4,573	1,929
Current portion of notes payable	354	420
Current portion of capital lease obligations	2,916	3,052
Current portion of deferred revenue	10,959	5,273
Total current liabilities	33,311	20,163

Deferred rent	2,336	2,131
Notes payable	723	967
Capital lease obligations	1,427	3,431
Deferred revenue	59,079	30,965

Commitments

Convertible preferred stock, $0.01 par value; 50,000 shares authorized; no shares outstanding at September 30, 2004;47,644 shares issued and outstanding at December 31, 2003, aggregate liquidation preference of $374,468 at December 31, 2003.	—	367,358

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 175,000 shares authorized, issuable in series; 36,395 and 7,230 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	364	72
Class A Common Stock, $0.01 par value, 13,900 shares authorized, 8,968 issued and outstanding at September 30, 2004; no shares authorized, issued or outstanding, at December 31, 2003.	90	—
Additional paid-in capital	562,355	68,737
Notes receivable from stockholders	(752)	(928)
Deferred stock-based compensation	(14,322)	(1,518)
Accumulated other comprehensive income (loss)	(204)	21
Accumulated deficit	(439,433)	(365,950)
Total stockholders’ equity (deficit)	108,098	(299,566)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$204,974	$125,449

*Condensed consolidated balance sheet at December 31, 2003 has been derived from audited financial statements.

See accompanying notes.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue from related party	$2,637	$997	$6,200	$2,329

Operating expenses:
Research and development	(20,411)	(15,063)	(59,694)	(42,635)
General and administrative	(3,255)	(2,610)	(15,959)	(8,940)
Stock-based compensation*	(2,292)	(602)	(6,160)	(1,494)
Total operating expenses	(25,958)	(18,275)	(81,813)	(53,069)

Loss from operations	(23,321)	(17,278)	(75,613)	(50,740)

Interest and other income	1,243	772	2,762	2,570
Interest and other expense	(209)	(279)	(632)	(934)
Net loss	$(22,287)	$(16,785)	$(73,483)	$(49,104)
Net loss per share	$(0.49)	$(2.46)	$(2.71)	$(7.27)

Shares used in computing net loss per share	45,123	6,813	27,097	6,757

*                 Stock-based compensation, consisting of amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Research and development	$1,395	$377	$3,180	$790
General and administrative	897	225	2,980	704
Total non-cash stock-based compensation	$2,292	$602	$6,160	$1,494

See accompanying notes.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows (used in) provided by operating activities
Net loss	$(73,483)	$(49,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,626	3,508
Stock-based compensation	6,160	1,494
Forgiveness of notes receivables	4,228	1,102
Other non-cash operating activities	(415)	282
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	(322)	1,607
Accounts payable and accrued liabilities	1,850	(1,341)
Accrued personnel-related expenses	1,352	(616)
Deferred rent	205	303
Deferred revenue	33,800	22,671

Net cash used in operating activities	(22,999)	(20,094)

Cash flows (used in) provided by investing activities
Purchases of property and equipment	(1,401)	(457)
Purchases of marketable securities	(122,086)	(38,384)
Sales and maturities of marketable securities	38,931	29,977
Restricted cash and cash equivalents	1,201	1,300
Deferred sublease costs	—	(37)
Additions to notes receivable	(701)	(746)
Decrease in notes receivable	3,897	16

Net cash used in investing activities	(80,159)	(8,331)

Cash flows provided by (used in) financing activities
Proceeds from line of credit	—	75,000
Payments on line of credit	—	(75,000)
Payments on notes payables and capital leases	(2,450)	(2,086)
Net proceeds from issuances of convertible preferred stock	175	—
Net proceeds from issuances of common stock	107,689	369

Net cash provided by (used in) financing activities	105,414	(1,717)

Net increase (decrease) in cash and cash equivalents	2,256	(30,142)
Cash and cash equivalents at beginning of period	35,748	108,796

Cash and cash equivalents at end of period	$38,004	$78,654

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$475	$718
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$367,533	$—
Repurchases of common stock originally issued with notes receivable	$11	$29
Deferred stock-based compensation	$19,455	$1,233

See accompanying notes.

Theravance, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of Theravance, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q. In the opinion of the Company’s management, the financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at September 30, 2004, and the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003.  The condensed consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements, which are contained in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 5, 2004.  The results for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Under certain lease agreements and letters of credit, the Company has used cash and cash equivalents as collateral. There was $4.9 million of restricted cash and cash equivalents related to such agreements at September 30, 2004.

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, as amended by SAB 104 and Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). In connection with the Company’s agreements with GlaxoSmithKline (GSK), the Company recognizes revenue from non-refundable, upfront fees and development milestone payments ratably over the term of its performance under the agreements. When the period of deferral cannot be specifically identified from the agreement, management estimates the period based upon the terms of the agreement and other relevant facts. The Company periodically reviews the estimated performance period.

The Company is reimbursed by GSK for certain external development costs incurred with third parties under the GSK collaboration agreement. Such reimbursements are reflected as a reduction of research and development expense, not as revenue.

Related Parties

The Company’s related parties are its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable. Transactions with GSK are described in Note 3.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel.  Fees totaling $2.6 million and $46,000 were incurred in the ordinary course of business in the nine months ended September 30, 2004 and 2003, respectively, $1.3 million and $37,000 of which were paid in the respective periods.

Notes Receivable

The Company has provided loans to its officers and employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans.  The Company has also allowed certain option holders to exercise their options by executing stock purchase agreements and full recourse notes payable to the Company. The balance of the notes receivable for stock option exercises is included in Stockholders’ Equity (Deficit) on the Consolidated Balance Sheet. The loans issued for the exercise of stock options are dated prior to November 2001 and thus are not subject to variable accounting as required under EITF 00-23 “Issues Related to the Accounting for Stock Compensation Under APB No. 25 and FASB Interpretation 44.”

In June 2004, the Company entered into an agreement with its Chief Executive Officer, pursuant to which the Company agreed to forgive his housing loan in the amount of $3,750,000, thereby extinguishing his debt in full, in recognition of his entering into a lock-up agreement with the Company and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options prior to September 2007 and agreed not to put a portion of the shares purchasable under his options to purchase common stock in 2007 pursuant to the call and put arrangements with GSK. The net balance of the loan, $3.0 million, plus $3.2 million of related employee income and employment taxes was recorded as general and administrative expense.

Also in June 2004, the Company entered into an agreement with its Executive Vice President, Research pursuant to which the Company agreed to forgive his housing loan in the amount of $953,500, thereby extinguishing his debt in full, in recognition of his entering into a lock-up agreement with the Company and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options prior to September 2007 and agreed not to put a portion of the shares purchasable under his options to purchase common stock in 2007 pursuant to the call and put arrangements with GSK. The full amount of this loan, plus related employee income and employment taxes of $804,000, was recorded as research and development expense.

Fair value of employee stock options

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123 (SFAS No. 123), as amended by SFAS No. 148, the estimated fair value of options is amortized to expense over the vesting period of the options using the accelerated expense attribution method. The following table shows the pro forma effect on net loss and net loss per common share if the fair value recognition provisions of SFAS No. 123 had been applied to stock based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss, as reported	$(22,287)	$(16,785)	$(73,483)	$(49,104)
Add: Employee stock-based compensation calculated using the intrinsic value method	2,136	522	5,699	1,315
Less: Total employee stock compensation calculated using the fair value method	(3,008)	(1,871)	(9,521)	(5,593)
Pro forma net loss	$(23,159)	$(18,134)	$(77,305)	$(53,382)
Net loss per share, as reported	$(0.49)	$(2.46)	$(2.71)	$(7.27)
Pro forma net loss per share	$(0.51)	$(2.66)	$(2.85)	$(7.90)

The foregoing pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the Black-Scholes method. The weighted-average assumptions used to value these options were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.10%	2.08%	2.53%-3.17%	2.08%
Expected life (in years)	4-5	4-5	3-5	4-5
Volatility	0.7	0.7	0.7	0.7
Weighted average estimated fair value of stock options granted	$10.02	$7.15	$9.79	$2.08

The Company does not currently pay dividends.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of unrealized losses on the Company’s available-for-sale securities. Total other comprehensive income for the three months ended September 30, 2004 was $42,000, and total other comprehensive loss for the nine months ended September 30, 2004 was $225,000, respectively, and for the three and nine months ended September 30, 2003, total other comprehensive loss was $115,000 and $183,000, respectively.

Reverse Stock Split

A one for 1.55 reverse stock split of the Company’s Common Stock and Class A Common Stock was effected on September 27, 2004.  All historical common share and per common share information has been changed to reflect this reverse stock split. Convertible preferred shares in these financial statements do not reflect the reverse split.

2. Net Loss Per Share

Basic net loss per share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase.  Diluted net loss per share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares.  At September 30, 2004, potential common shares consist of shares subject to repurchase, 8,864,876 shares issuable upon the exercise of stock options and 64,908 shares issuable upon the exercise of warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation as their effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2004	2003	2004	2003

Basic and diluted:
Net Loss	$(22,287)	$(16,785)	$(73,483)	$(49,104)
Weighted average shares of common stock outstanding	45,457	7,326	27,444	7,313
Less: weighted average shares subject to repurchase	(333)	(513)	(347)	(555)
Weighted average shares used in computing basic and diluted net loss per share	45,123	6,813	27,097	6,757
Basic and diluted net loss per share	$(0.49)	$(2.46)	$(2.71)	$(7.27)

Net loss per share and shares used in computing net loss per share for the three and nine months ended September 30, 2004 reflect the conversion of all of the Company’s outstanding shares of convertible preferred stock into common stock in May 2004.  These shares were not used in the 2003 calculations, as they would have been anti-dilutive.  Also in May 2004, GSK, through an affiliate, purchased 6.4 million shares of Class A common stock, which are reflected in the 2004 share and per share amounts from the date of issuance.

On October 8, 2004, the Company closed its initial public offering with the sale of 7,072,500 shares of common stock, and, in a private transaction, sold 433,757 shares of its Class A common stock to an affiliate of GSK. These shares will be included in weighted average shares outstanding beginning in the fourth quarter of 2004. Pro forma common shares outstanding as of September 30, 2004, reflecting the shares issued in the initial public offering and Class A common shares issued to GSK in connection with the initial public offering were approximately 52,869,000.

3. Agreements with GlaxoSmithKline

2002 “Beyond Advair” Collaboration

In November 2002, the Company entered into a collaboration agreement with GSK to develop and commercialize long acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD), which the Company and GSK refer to as the “Beyond Advair” Collaboration. Under the terms of the agreement, each company contributed four product candidates to the collaboration. GSK is responsible for all development and commercialization costs associated with these eight product candidates and is obligated to make payments to the Company based upon its product candidates reaching clinical, regulatory and commercial milestones. The Company received an initial cash payment from GSK of $10.0 million in December 2002. At that time, the Company also sold $40.0 million of Series E preferred stock to GSK. The Company received cash payments totaling $30.0 million 2003 and $15.0 million in the nine months ended September 30, 2004, as development milestones were achieved in connection with this collaboration.

The Company recorded the initial cash payment and subsequent milestone payments as deferred revenue, to be amortized ratably over the Company’s estimated period of performance (the product development period), which it currently estimates to be eight years from the collaboration’s inception. Collaboration revenue was $1.9 million and $997,000 for the three months ended September 30, 2004 and 2003, respectively, and $5.1 million and $2.3 million for the nine months ended September 30, 2004 and 2003, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, GSK reimbursed the Company for certain costs related to the collaboration of $524,000 and $3.0 million for the nine months ended September 30, 2004 and 2003, respectively. The Company recorded these amounts as an offset to research and development expense.

GSK has agreed to make additional payments to the Company based on achievement of development and commercialization milestones over the development period. In addition, payments may be received based on product sales milestones subsequent to the estimated eight-year development period. If the development and commercialization of one of the Company’s LABA product candidates is successful, these payments could total $450.0 million, of which $150.0 million would be attributable to the product candidate reaching certain sales thresholds. Alternatively, the Company may be required to make milestone payments of up to an aggregate of $220.0 million if GSK files for regulatory approval and launches a medicine containing a LABA product candidate discovered by GSK. GSK will pay the Company the same royalty payments on sales of medicines containing any LABA product candidate commercialized from this collaboration regardless of the origin of the compound.

2004 Strategic Alliance

In March 2004, the Company entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. The alliance provides GSK with an option to license, on an exclusive, worldwide basis, product candidates from all of the Company’s existing and future discovery and development programs (other than “Beyond Advair”) initiated prior to September 1, 2007. Upon opting in to a program, GSK is responsible for all development, manufacturing and commercialization activities for such programs. Consistent with the Company’s strategy, the Company will be obligated at its sole cost to discover two structurally different product candidates for certain programs that GSK opts in to. The Company may receive clinical, regulatory and commercial milestone payments based on performance and royalties on any future sales of medicines developed from these programs. If a product is successfully commercialized, in addition to any royalty revenue the Company receives, the total upfront and milestone payments that the Company could receive could range from up to $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine.

In connection with the strategic alliance agreement, the Company received a $20.0 million payment in May 2004. This payment is being amortized over the opt-in period of the agreement, which is currently estimated to be approximately seven and one-half years. The Company recognized $752,000 and $1.1 million in revenue for the three and nine months ended September 30, 2004, respectively. In addition, in May 2004 GSK, through an affiliate, purchased approximately 6.4 million shares of the Company’s Class A common stock for $108.9 million.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program for the treatment of COPD (LAMA) pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the licensing of this program. This payment will be amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years. Additionally, GSK reimbursed the Company for certain costs related to the LAMA program of $795,000 for the nine months ended September 30, 2004. The Company recorded these amounts as an offset to research and development expense.

GSK may increase its ownership in the Company’s outstanding stock to up approximately 60% through the issuance by the Company to GSK of the number of shares of the Company’s common stock that the Company may be required to redeem from its stockholders as described below. In July 2007, GSK has the right to require the Company to redeem (“call”), and upon notice of such redemption, each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption, 50% of the Company’s common stock held by such stockholder at $54.25 per share. If GSK does not exercise this right, in August 2007 each of the Company’s stockholders (including GSK, to the extent GSK holds common stock) has the right to require it to redeem (“put”) up to 50% of their common stock at $19.375 per share. In either case, GSK is contractually obligated to pay to the Company the funds necessary for the Company to redeem the shares of common stock from the Company’s stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525.0 million. The Company is under no obligation to effect the call or the put until the Company receives such funds from GSK. In connection with those arrangements, the Company has agreed not to issue new shares that would cause the potential put liability to exceed $525.0 million. If GSK’s ownership increases to more than 50% in 2007 as a result of the call or put, it will receive an extension of its option to opt in to exclusive licenses to the Company’s programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

4. Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2004 (in thousands):

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agencies	$56,661	$27	$(66)	$56,622
U.S. corporate notes	49,074	12	(59)	49,027
U.S. commercial paper	34,865	—	—	34,865
Asset-backed securities	30,218	2	(120)	30,100
Certificates of deposit	210	—	—	210
Money market funds	8,437	—	—	8,437
Total	179,465	41	(245)	179,261

Less amounts classified as cash and cash equivalents	(38,004)	—	—	(38,004)
Less amounts classified as restricted cash	(4,923)	—	—	(4,923)
Amounts classified as marketable securities	$136,538	$41	$(245)	$136,334

The estimated fair value amounts have been determined by the Company using available market information. At September 30, 2004, approximately 55% of marketable securities (excluding asset-backed securities) mature within twelve months, and 23% of marketable securities mature within twenty-four months. The remaining 22% are asset-backed securities with effective maturities within 24 months. Average duration of available-for-sale securities was approximately four months at September 30, 2004.

5. Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2004.

Purchase Obligations

At September 30, 2004, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $6.6 million.

6. Stockholders’ Equity (Deficit)

Stock Plans

On May 27, 2004, the Company’s Board of Directors adopted the 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan.  Both of these equity plans were effective as of the date of the Company’s initial public offering.  On October 5, 2004, a registration statement on Form S-8 (File No. 333-119559) was filed registering 13,359,745 shares for issuance under these plans, 9,334,745 of which represent shares subject to options outstanding under the predecessor 1997 Stock Option Plan and Long-Term Stock Option Plan.

The 2004 Equity Incentive Plan provides for the granting of incentive and nonstatutory stock options to employees, officers, directors and consultants of the Company.  Incentive stock options and nonstatutory stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four to six years.

The 2004 Employee Stock Purchase Plan (ESPP) allows employees to purchase, through payroll deductions, shares of common stock of the Company at a price of the lower of 85% of the fair market value of the Company’s common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the purchase period.  A total of 325,000 shares of common stock are reserved for issuance under the ESPP.

Through September 30, 2004, in connection with the grant of certain stock options to employees, the Company recorded aggregate deferred stock-based compensation of $60.1 million and amortized $39.1 million as non-cash stock-based compensation expense, of which $19.5 million of deferred stock-based compensation and $5.7 million in stock-based compensation expense was recorded in the nine months ended September 30, 2004. Deferred stock-based compensation represents the difference between the exercise price and the estimated fair value of the Company’s common stock on the date these stock options were granted. The Company recognizes compensation expense for fixed awards in accordance with the accelerated expense attribution method under FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans”.

Director Compensation Program

On April 28, 2004, the compensation committee of the Board of Directors approved a director compensation program for the Company’s outside directors. Pursuant to this program, each outside director is entitled to receive an annual retainer plus a fee for attending each board and committee meeting. In addition, each outside director as of April 28, 2004 was granted and each outside director joining the Board after that date is entitled to be granted an option to purchase 25,806 shares of common stock with an exercise price equal to the then fair market value of the Company’s common stock as of the date of grant.  Also, under this director compensation program, at each annual stockholder meeting beginning in 2005, each outside director is entitled to be granted an option to purchase 12,903 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are based upon current expectations that involve risks and uncertainties.  Any statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, goals and objectives, may be forward-looking statements.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Actual results or events may differ significantly from the results discussed in the forward-looking statements we make.  Factors that might cause such a discrepancy include, but are not limited to, those discussed below in the subsections entitled “Liquidity and Capital Resources” and “Other Factors Affecting Operating Results.”  All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Overview

We are a biopharmaceutical company with a pipeline of internally discovered product candidates.  Of the five programs in development, two are in late stage – telavancin and the Beyond Advair collaboration with GSK.  We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, overactive bladder and gastrointestinal disorders.  By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets.

We commenced operations in 1997, and as of September 30, 2004 we had an accumulated deficit of $439.4 million. None of our products have been approved for marketing and sale to patients, and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development. Depending upon the timing and structure of corporate collaborations, we anticipate that research and development expenses will increase significantly to the extent that we enter later-stage clinical studies for our product candidates currently in Phase 1 or 2, and enter clinical studies for our other product candidates. The clinical development of our product candidates may take many years and require substantial expenditures. We intend to enter into collaborative arrangements with third parties to develop certain product candidates. We have no internal manufacturing capacity or sales capabilities. We have limited marketing capabilities. As a result, our ability to achieve revenue and profitability is principally dependent on our ability to collaborate with partners in order to successfully complete the development of our product candidates, conduct clinical studies, obtain necessary regulatory approvals and manufacture and commercialize our product candidates.

Initial Public Offering

On October 8, 2004, we closed our initial public offering with the sale of 7,072,500 shares of common stock, which included 922,500 shares to cover underwriters’ over-allotments.  Net proceeds, after underwriters’ discounts and commissions and estimated offering expenses, totaled $102.7 million.

Contemporaneously with the closing of our initial public offering, we sold 433,757 shares of Class A common stock to an affiliate of GSK in a private transaction. The Class A shares were sold at $16 per share, the same per share price to the public in our initial public offering, for aggregate proceeds of $6.9 million.  Shares of Class A common stock are held only by GSK and its affiliates.

We currently expect to use the total net proceeds of our initial public offering plus approximately $10 million to $20 million of our existing cash, cash equivalents and marketable securities, to fund telavancin Phase 3 clinical studies. We initiated the first of these studies in September 2004.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we have not identified any critical accounting policies other than those discussed in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 5, 2004, and there have been no changes to the policies discussed therein.

Agreements with GlaxoSmithKline

Our agreements with GSK are more fully described in the “Business” section of our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 5, 2004.

2002 Beyond Advair Collaboration

In November 2002, we entered into a collaboration agreement with GSK to develop and commercialize LABA product candidates for the treatment of asthma and COPD, which we and GSK refer to as the “Beyond Advair” Collaboration. GSK is responsible for all development and commercialization costs associated with the product candidates in development under this collaboration and is obligated to make payments to us based upon our product candidates reaching clinical, regulatory and commercial milestones. We received an initial cash payment from GSK of $10.0 million in December 2002. At that time, we also sold $40.0 million of our Series E preferred stock to GSK. In connection with this collaboration, we received cash payments totaling $30.0 million in 2003, and another $15.0 million in the nine months ended September 30, 2004, as development milestones were achieved. We recorded the initial cash payment and subsequent milestone payments as deferred revenue, to be amortized ratably over our estimated period of performance (the product development period), which we currently estimate to be eight years from the collaboration’s inception. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, GSK reimbursed us for certain costs related to the collaboration. We recorded these amounts as an offset to research and development expense.

GSK has agreed to make additional payments to us based on achievement of development milestones over the development period. In addition, payments may be received based on product sales milestones subsequent to the estimated eight-year development period. If the development and commercialization of one of our LABA product candidates is successful, these payments could total $450.0 million, of which $150.0 million would be attributable to the product candidates reaching certain sales thresholds. Alternatively, we may be required to make milestone payments of up to an aggregate of $220.0 million if GSK files for regulatory approval and launches a medicine containing a LABA product candidate discovered by GSK. GSK will pay us the same royalty payments from product sales containing any LABA commercialized from this collaboration regardless of the origin of the compound. The royalty structure would result in an average percentage royalty rate in the low to mid-teens at annual net sales up to approximately $4.0 billion, and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single agent LABA medicines and combination LABA/inhaled corticosteroid medicines would be combined for the purposes of this royalty calculation.

2004 Strategic Alliance

In March 2004, we entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. The alliance provides GSK with an option to license, on an exclusive, worldwide basis, product candidates from all of our existing and future discovery and development programs (other than “Beyond Advair”) initiated prior to September 1, 2007. Upon opting in to a program, GSK is responsible for all development, manufacturing and commercialization activities for such programs. Consistent with our strategy, we will be obligated at our sole cost to discover two structurally different product candidates for certain programs that GSK opts in to. We may receive clinical, regulatory and commercial milestone payments based on performance and royalties on any future sales of medicines developed from these programs. If a product is successfully commercialized, in addition to any royalty revenue we receive, the total upfront and milestone payments that we could receive could range from up to $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine.

GSK is not obligated to opt in to any of our development programs. If GSK does not exercise its opt-in right with respect to a development program, we retain worldwide rights to that program. In this event, we may attempt to collaborate with another third party, or we may decide to continue funding the program ourselves. We may incur significant development costs to continue the program. Delays in the development of the program could occur if sufficient funding is not available.

In connection with the alliance agreement, we received a $20.0 million payment in May 2004. This payment is being amortized over the initial opt-in period of the agreement, which is currently estimated to be approximately seven and one-half years.  In addition, in May 2004, GSK, through an affiliate, purchased approximately 6.4 million shares of our Class A common stock.

In August 2004, GSK exercised its right to license our long-acting muscarinic antagonist program for the treatment of COPD pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with licensing this program. This payment will be amortized ratably over our estimated period of performance (the product development period), which we currently estimate to be approximately seven and one-half years.

In August 2004, GSK informed us of its decision not to license our bacterial infections program under the terms of the strategic alliance.  We retain worldwide rights to this program and plan to pursue this program by using the net proceeds of our initial public offering to fund Phase 3 clinical studies for telavancin.

RESULTS OF OPERATIONS

Comparison of three and nine months ended September 30, 2004 and 2003

 Revenue   We recognized revenue of $2.6 million and $6.2 million for the three and nine months ended September 30, 2004, respectively, and $997,000 and $2.3 million for the three and nine months ended September 30, 2003, respectively, from the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and strategic alliance agreements.  Through September 30, 2004, we have received a $10.0 million payment for entering into the Beyond Advair collaboration and $45.0 million in milestone payments under this agreement that are being amortized into revenue ratably through 2010.  In May 2004, we received a $20.0 million payment from GSK representing partial consideration for the right to opt in to our discovery programs under the strategic alliance agreement. This payment is being amortized over the estimated term during which GSK can opt in to any discovery program, which is currently estimated to extend through September 2011. In August 2004, we received a $5.0 million payment from GSK in connection with licensing our long-acting muscarinic antagonist program, which is being amortized ratably through 2011.

Research and development

Research and development expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

External research and development	$8.4	$4.3	$21.7	$9.0
Employee-related	7.4	6.2	23.9	19.4
Facilities, depreciation and other allocated	4.6	4.6	14.1	14.2
Total research and development expenses	$20.4	$15.1	$59.7	$42.6

Total research and development expenses increased 35% and 40% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. These increases were primarily the result of higher external research and development expenses incurred with third parties in the 2004 periods. For the three months ended September 30, 2004, external development expenses for telavancin, which entered Phase 3 clinical studies in September 2004, and for TD-6301, our over-active bladder candidate currently in Phase 1, increased $4.9 million as compared to the three months ended September 30, 2003. This increase was partially offset by a decline in external research and development expenses related to the Beyond Advair program in the 2004 period as compared to 2003, as certain development activities are now conducted and funded by GSK, and the reimbursement in the third quarter by GSK of certain costs from the second quarter of 2004 for the LAMA program.  For the nine months ended September 30, 2004, external development expenses for telavancin and TD-6301 increased $9.5 million, and external research and development expenses increased $4.6 million for the other development and discovery programs, each as compared to the same period in 2003. These increases were partially offset by a decline in expenses related to the Beyond Advair program in the 2004 period.

Increases in employee-related expenses for the three and nine months ended September 30, 2004 compared to the same periods of 2003, were due to generally higher salary and benefits costs in the 2004 periods.  In addition, for the nine months ended September 30, 2004, employee-related expenses increased from the same period in 2003 due to the forgiveness of an executive loan of $1.0 million and related employee income and employment taxes of $804,000 in 2004.  Facilities, depreciation and other allocated expenses for the three and nine months ended September 30, 2004 were unchanged from the 2003 periods.

We anticipate that research and development expenses will continue to increase substantially in the remainder of 2004 and subsequent years as we increase our research and development efforts and as our existing and future product candidates proceed through preclinical studies and more costly clinical studies. With the initiation of the first of our Phase 3 clinical studies for telavancin in September 2004, we expect our research and development expenses to increase significantly through at least 2006. However, actual expenses will be based on the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

General and administrative    General and administrative expenses increased to $3.3 million and $16.0 million for the three and nine months ended September 30, 2004, respectively, from $2.6 million and $8.9 million for the three and nine months ended September 30, 2003, respectively. The increase for the three-month periods was primarily related to higher consulting and business development expenses in 2004 compared with the same period in 2003. The year-to-date increase in 2004 from 2003 was primarily related to the forgiveness of an executive loan in June 2004 of $3.0 million, which was net of forgiveness expense recorded in prior periods, and related employee income and employment taxes of $3.2 million. Also contributing to this year-to-date increase were higher consulting and business development expenses and expenses related to the GSK strategic alliance in 2004.

We anticipate general and administrative expenses will increase in the remainder of 2004 and subsequent years to support our discovery and development efforts, commercial development activities and expanded operational infrastructure, including costs associated with operating as a public company.

Stock-based compensation    Stock-based compensation expense increased to $2.3 million and $6.2 million for the three and nine months ended September 30, 2004, respectively, from $602,000 and $1.5 million for the three and nine months ended September 30, 2003, respectively. These amounts reflect the amortization of deferred stock-based compensation, much of which was recorded in prior periods.  For the three and nine months ended September 30, 2004, we recorded deferred stock-based compensation of $2.9 million and $19.5 million, respectively, for stock options granted in 2004 at prices below the deemed fair value on the option grant dates.

Interest and other income    Interest income increased to $1.2 million and $2.8 million in the three and nine months ended September 30, 2004, respectively, from $772,000 and $2.6 million in the three and nine months ended September 30, 2003, respectively, primarily due to higher cash balances since the closing of the GSK strategic alliance in May 2004, partially offset by a lower rate of return in 2004.

Interest and other expense   Interest and other expense decreased to $209,000 and $632,000 in the three and nine months ended September 30, 2004, respectively, from $279,000 and $934,000 in the three and nine months ended September 30, 2003, respectively, due to declining capital lease and debt balances.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had $174.3 million in cash, cash equivalents and marketable securities, excluding $4.9 million in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment. Upon the closing of our initial public offering and concurrent sale of equity to GSK on October 8, 2004, our cash, cash equivalents and short-term investments increased by approximately $110 million.

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the call and put arrangements with GSK in 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock, or securities that are vested and exercisable or convertible into shares of common stock, to be outstanding. After estimating the number of shares we will require for equity incentive plans through the termination of the call and put arrangements, we believe that we may issue up to a total of approximately four million new shares of capital stock for capital raising purposes. In addition:

• If, on or immediately after the termination of the call and put arrangements with GSK in 2007, GSK directly or indirectly controls more than 35.1% of our outstanding capital stock, then without the prior written consent of GSK, we may not issue more than an aggregate of approximately 16.1 million shares of our capital stock after September 1, 2007 through August 2012; and

• Prior to the termination of the call and put arrangements with GSK in 2007, we may not borrow money or otherwise incur indebtedness of more than $100.0 million or if such indebtedness would cause our consolidated debt to exceed our cash and cash equivalents and marketable securities.

A more detailed description of our call and put arrangements with GSK appears in our final prospectus filed with SEC pursuant to Rule 424(b)(4) on October 5, 2004.

These limits on issuing equity and debt could leave us without adequate financial resources to fund our discovery and development efforts if GSK does not opt in to additional development programs pursuant to our strategic alliance agreement, if we do not enter into alliances with third parties on similar or better terms for these programs, or if we do not earn any of the potentially significant milestones in the programs that we have currently partnered with GSK. These events could result in a reduction of our discovery and development efforts or could result in our having to enter into collaborations with other companies that could require us to share commercial rights to our medicines to a greater extent than we currently intend.

We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into clinical studies, which are very expensive. We also expect expenditures to increase as we invest in administrative infrastructure to support our expanded operations.

We believe our cash and cash equivalents and marketable securities, together with the proceeds from our initial public offering, will be sufficient to meet our anticipated operating needs for at least the next eighteen months.

We expect to require additional capital. We may need to raise additional funds if we choose to expand more rapidly than we presently anticipate, or if our operating costs exceed our expectations. Subject to the restrictions in our agreements with GSK, we may seek to sell additional equity or debt securities, or both, or incur indebtedness under one or more credit facilities. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

Cash Flows

Nine Months Ended September 30, 2004 and 2003

Net cash used in operating activities was $23.0 million and $20.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash used in operations was primarily due to an increase in cash research and development and general and administrative expenses, partially offset by an increase in cash payments from GSK related to the 2004 strategic alliance and an increase in cash resulting from changes in operating assets and liabilities.

Net cash used in investing activities was $80.2 million and $8.3 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 primarily results from investing a portion of the cash received from the GSK strategic alliance in marketable securities.

Financing activities provided cash of $105.4 million and used cash of $1.7 million and for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash provided by financing activities was primarily due to net proceeds from GSK’s purchase of our Class A common stock for $108.9 million in connection with the 2004 strategic alliance.

Contractual Obligations and Commitments

Our major outstanding contractual obligations relate to our notes payable, capital leases from equipment financings, operating leases and fixed purchase commitments under contract research, development and clinical supply agreements. These contractual obligations as of September 30, 2004, are as follows (in millions):

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$0.4	$0.1	$0.2	$0.4	$1.1
Capital lease obligations	3.0	1.3	—	—	4.3
Operating leases	6.6	13.2	12.3	16.3	48.4
Purchase obligations	5.8	0.7	0.1	—	6.6
Total	$15.8	$15.3	$12.6	$16.7	$60.4

As security for performance of our obligations under the operating leases for our headquarters, we have issued letters of credit totaling $3.8 million, collateralized by an equal amount of restricted cash. Additionally, we have restricted cash of $1.0 million as collateral for certain equipment leases. The terms of these facilities and equipment leases require us to maintain an unrestricted cash and marketable securities balance of at least $50.0 million on the last day of each calendar quarter.

Pursuant to our 2002 Beyond Advair collaboration with GSK, we may be required to make milestone payments of up to an aggregate of $220.0 million if GSK files for regulatory approval and launches a medicine containing a LABA product candidate discovered by GSK. Based on available information, we do not estimate that any of these potential milestone payments are likely to be made in the next four years.

In June 2004, we entered into an agreement with our Chief Executive Officer, pursuant to which we agreed to forgive his housing loan in the amount of $3,750,000, thereby extinguishing his debt in full, in recognition of his entering into a lock-up agreement with us and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options prior to September 2007 and agreed not to put a portion of the shares purchasable under his options to purchase common stock in 2007 pursuant to the call and put arrangements with GSK. The net balance of the loan, $3.0 million, plus $3.2 million of related employee income and employment taxes was recorded as general and administrative expense.

Also in June 2004, we entered into an agreement with our Executive Vice President, Research pursuant to which we agreed to forgive his housing loan in the amount of $953,500, thereby extinguishing his debt in full, in recognition of his entering into a lock-up agreement with us and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options prior to September 2007 and agreed not to put a portion of the shares purchasable under his options to purchase common stock in 2007 pursuant to the call and put arrangements with GSK. The full amount of this loan, plus related employee income and employment taxes of $804,000, was recorded as research and development expense.

OTHER FACTORS AFFECTING OPERATING RESULTS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us.

Risks Related to our Business

If our product candidates are determined to be unsafe or ineffective in humans, we will not receive product revenue.

We are in the early stages of drug discovery and development and have never commercialized any of our product candidates. As a result, we are uncertain whether any of our compounds or product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery is unproven and may not result in the creation of successful medicines. The risk of failure for all of our compounds and product candidates is high. To date, the data supporting our drug discovery and development programs is derived solely from laboratory and preclinical studies and limited clinical studies. Our most advanced product candidate, telavancin, is currently in Phase 2 clinical studies in the United States, Europe and South Africa and a Phase 3 clinical study in the United States. In addition, with the exception of telavancin, our product candidate TD-6301 and a number of product candidates that are part of our collaboration with

GSK, all of our other compounds remain in the lead identification, lead optimization and preclinical testing stages. It is impossible to predict when or if any of our compounds and product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, we will not receive product revenue.

If the product candidates that we develop on our own or through collaborative partners are not approved by regulatory agencies, including the Food and Drug Administration, we will be unable to commercialize them.

The Food and Drug Administration (FDA) must approve any new medicine before it can be marketed and sold in the United States. We must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. We will not obtain this approval for a product candidate unless and until the FDA approves a New Drug Application (NDA). In order to market our medicines in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We have not yet filed an NDA with the FDA or made a comparable filing in any foreign country for any of our product candidates.

Clinical studies involving our product candidates may reveal that those candidates are ineffective, inferior to existing approved medicines, unacceptably toxic or have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later clinical studies. In addition, clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. If our clinical studies are substantially delayed or fail to prove the safety and effectiveness of our product candidates, we may not receive regulatory approval of any of our product candidates and our business and financial condition will be materially harmed.

Any failure or delay in commencing or completing clinical studies for our product candidates could severely harm our business.

Each of our product candidates must undergo extensive preclinical and clinical studies as a condition to regulatory approval. Preclinical and clinical studies are expensive and take many years to complete. To date we have not completed the clinical studies of any product candidate. The commencement and completion of clinical studies for our product candidates may be delayed by many factors, including:

• our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in preclinical and clinical studies;

• delays in patient enrollment, which we have experienced in the past, and variability in the number and types of patients available for clinical studies;

• difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

• poor effectiveness of product candidates during clinical studies;

• unforeseen safety issues or side effects;

• governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

• varying interpretation of data by the FDA and similar foreign regulatory agencies.

It is possible that none of our product candidates will complete clinical studies in any of the markets in which we, our collaborators or licensees intend to sell those product candidates. Accordingly, we, our collaborators or licensees may not receive the regulatory approvals needed to market our product candidates. Any failure or delay in commencing or completing clinical studies or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

Even if our product candidates receive regulatory approval, commercialization of such products may be adversely affected by regulatory actions.

Even if we receive regulatory approval, this approval may include limitations on the indicated uses for which we can market our medicines. Further, if we obtain regulatory approval, a marketed medicine and its manufacturer are subject to continual review, including review and approval of the manufacturing facilities. Discovery of previously unknown problems with a medicine may result in restrictions on its permissible uses, or on the manufacturer, including withdrawal of the medicine from the market.  The FDA and similar foreign regulatory bodies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for the manufacture, packaging, or testing of products at any time.  If we are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.  Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product sales revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of September 30, 2004, we had an accumulated deficit of $439.4 million. We expect our research and development expenses to continue to increase as we continue to expand our development programs. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future.

We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our products and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next eighteen months. We expect to require additional capital after that period.

In addition, if GSK files for regulatory approval and launches a medicine containing a LABA product candidate discovered by GSK, we would be required to pay GSK milestone payments of up to an aggregate of $220.0 million under our Beyond Advair collaboration. We may also need to raise additional funds if we choose to expand more rapidly than we presently anticipate. We may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, our ability to raise debt and equity financing is constrained by our alliance with GSK and we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts. This could harm our business, prospects and financial condition and cause the price of our common stock to fall.

If GSK does not satisfy its obligations under our agreements with them, we will be unable to develop our partnered product candidates as planned.

We entered into our Beyond Advair collaboration agreement with GSK in November 2002 and a strategic alliance agreement with GSK in March 2004. In connection with the these agreements, we have granted to GSK certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. In connection with our strategic alliance agreement, upon exercise of its rights with respect to a particular development program, GSK will have full responsibility for development and commercialization of any product candidates in that program. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and commercial launch.

We cannot assure you that GSK will fulfill its obligations under these agreements. If

GSK fails to fulfill its obligations under these agreements, we may be unable to assume the development of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop such product candidates. In addition, with the exception of product candidates in our Beyond Advair collaboration, GSK is not restricted from developing its own product candidates that compete with those licensed from us. If GSK elected to advance its own product candidates in preference to those licensed from us, future payments to us could be reduced and our business and financial condition would be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of GSK. We could also become involved in disputes with GSK, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If GSK terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected.

In addition, while our alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has only opted into our long-acting muscarinic antagonist (LAMA) program under the terms of the strategic alliance agreement. There can be no assurance that GSK will opt in to any other development program under the terms of the strategic alliance agreement, or at all. GSK’s failure to opt in to our development programs could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect our ability to enter into collaborations for these product candidates with third parties and the price of our common stock.

Our relationship with GSK may have a negative effect on our ability to enter into relationships with third parties.

As of October 31, 2004, GSK beneficially owned approximately 17.7% of our outstanding capital stock, and will have the right in July 2007 to acquire up to approximately 60% of our common stock through the exercise of its call right. Other than telavancin, which GSK has not opted in to under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our current and future drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs intiated prior to September 1, 2012 if GSK owns more than 50% of our common stock due to exercise of the call right or the put right. In brief, (i) the call right is GSK’s right, in July 2007, to require us to redeem 50% of our common stock held by each stockholder at $54.25 per share, and (ii) the put right is the right of each of our stockholders in August 2007, if GSK has not exercised its call right in July 2007, to require us to redeem up to 50% of their common stock at $19.375 per share. Pharmaceutical companies (other than GSK) that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not opt in to pursuant to our strategic alliance agreement are not promising programs. In addition, because GSK may opt in to our development programs at any time prior to successful completion of a Phase 2 proof-of-concept study,  we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. Given the restrictions on our ability to raise capital provided for in our agreements with GSK, we may not have sufficient funds to pursue such projects in the event GSK does not opt in at an early stage. If our ability to work with present or future strategic partners, collaborators or consultants is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, our profitability may be delayed or reduced.

Although GSK has opted in to our LAMA program, GSK has not opted in to our bacterial infections program and may not opt in to any of our other programs. As a result, we may be required to enter into collaborations with other third parties regarding our bacterial infections program or other programs whereby we have to relinquish material rights, including revenue from commercialization of our medicines on terms that are less attractive than our current arrangements with GSK. Furthermore, our ability to raise additional capital to fund our drug discovery and development efforts is greatly limited as a result of our agreements with GSK. In addition, we may not be able to control the amount of time and resources that our collaborative partners devote to our product candidates and our partners may choose to pursue alternative products. Moreover, these collaboration arrangements are complex and time-consuming to negotiate. If we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators and may be unable to find third parties to pursue strategic collaborations on a timely basis or on acceptable terms. Our inability to successfully collaborate with third parties would increase our development costs and could limit the likelihood of successful commercialization of our product candidates.

We rely on a limited number of manufacturers for our product candidates and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

We do not have in-house manufacturing capabilities and depend entirely on a small number of third-party compound manufacturers and active pharmaceutical ingredient formulators. We do not have long-term agreements with any of these third parties and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our compounds in a timely manner from these third parties could delay clinical studies and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our compounds are subject to the FDA’s current Good Manufacturing Practices regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

Our manufacturing strategy presents the following additional risks:

• because of the complex nature of our compounds, our manufacturers may not be able to successfully manufacture our compounds in a cost effective or timely manner;

• some of the manufacturing processes for our compounds have not been tested in quantities needed for continued clinical studies or commercial sales, and delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions and commercialization of our compounds; and

• because some of the third-party manufacturers and formulators are located outside of the U.S., there may be difficulties in importing our compounds or their components into the U.S. as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.

We presently do not have sufficient quantities to complete clinical studies of either telavancin, our lead product candidate in our bacterial infections program, or TD-6301, our lead product candidate in our overactive bladder program.  We have recently successfully produced a portion of our required telavancin clinical supplies at a new manufacturer. If this new manufacturer fails to continue to produce telavancin at acceptable quantity and quality levels, our clinical studies and any commercialization of telavancin may be delayed.

If we lose our relationships with contract research organizations, our drug development efforts could be delayed.

We are substantially dependent on third-party vendors and clinical research organizations for preclinical and clinical studies related to our drug discovery and development efforts. If we lose our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider will need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any clinical research organization that we retain will be subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed, which could severely harm our business and financial condition.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

Our ability to succeed in the future depends on our ability to demonstrate and maintain a competitive advantage with respect to our approach to the discovery and development of medicines. Our objective is to discover, develop and commercialize new medicines with superior efficacy, convenience, tolerability and/or safety. Because our strategy is to develop new product candidates for biological targets that have been validated by existing medicines or late stage development drugs, to the extent that we are able to develop medicines, they are likely to compete with existing drugs that have long histories of effective and safe use and with new therapeutic agents. We expect that any medicines that we commercialize with our collaborative partners or on our own will compete with existing, market-leading medicines.

Many of our potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

• discover and develop medicines that are superior to other products in the market;

• attract qualified scientific, product development and commercial personnel;

• obtain patent and/or other proprietary protection for our medicines and technologies;

• obtain required regulatory approvals; and

• successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with the product candidates that we are developing. In addition, in the markets that we are targeting, we expect to compete against current market-leading medicines.

Any new medicine that competes with a generic market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

As the principles of multivalency become more widely known, we expect to face increasing competition from companies and other organizations that pursue the same or similar approaches. Novel therapies, such as gene therapy or effective vaccines for infectious diseases, may emerge that will make both conventional and multivalent medicine discovery efforts obsolete or less competitive.

We have no experience selling or distributing products and no internal capability to do so.

Generally, our strategy is to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to sell, market and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. If we receive regulatory approval to commence commercial sales of any of our product candidates, other than those subject to our current or future agreements with GSK or pursuant to other strategic partnerships that we may enter into, we will have to establish a sales and marketing organization with appropriate technical expertise and supporting distribution capability. At present, we have no sales personnel and a very limited number of marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

• our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

• the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

• the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

• unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.

If we lose key scientists or management personnel, or if we fail to recruit additional highly skilled personnel, it will impair our ability to discover, develop and commercialize product candidates.

We are highly dependent on principal members of our management team and scientific staff, including our Chairman of the Board of Directors, P. Roy Vagelos, our Chief Executive Officer, Rick E Winningham, and our Executive Vice President of Research, Patrick P.A. Humphrey. These executives each have significant pharmaceutical industry experience and Dr. Vagelos and Dr. Humphrey are prominent scientists. The loss of Dr. Vagelos, Mr. Winningham or Dr. Humphrey could impair our ability to discover, develop and market new medicines.

Our scientific team has expertise in many different aspects of drug discovery and development. Our company is located in northern California, which is headquarters to many other pharmaceutical and biopharmaceutical companies and many academic and research institutions. There is currently a shortage of experienced scientists, which is likely to continue, and competition for skilled personnel in our market is very intense. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

Our principal facility is located near known earthquake fault zones, and the occurrence of an earthquake, extremist attack or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our principal facility is located in the San Francisco Bay Area near known earthquake fault zones and therefore is vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods, communications failures and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from this type of disaster. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Risks Related to GSK’s Ownership of Our Stock

The risks described below are in part related to GSK’s ownership of our stock and the call and put features of our common stock as described in the “Description of Capital Stock” section of our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 5, 2004.

GSK’s right to become a controlling stockholder of the company and its right to membership on our board of directors may create conflicts of interest, and may inhibit our management’s ability to continue to operate our business in the manner in which it is currently being operated.

As of October 31, 2004, GSK beneficially owned approximately 17.7% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock in the future, and in 2007 GSK may exercise its call right to acquire additional shares and thereby increase its ownership up to approximately 60% of our then outstanding capital stock. If GSK exercises this call right, or a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK could own a majority of our capital stock. In addition, GSK currently has the right to designate one member to our 12-member board of directors and, depending on GSK’s ownership percentage of our capital stock after September 2007, GSK will have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

• conflicts between GSK, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to our strategic direction or significant corporate transactions; and

• conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by GSK, on the other hand.

Further, pursuant to our certificate of incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constituted a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK’s rights under the strategic alliance and governance agreements may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us. For example, GSK may offer to acquire 100% of our outstanding stock from stockholders in certain circumstances, such as if we are faced with a hostile acquisition offer or if our board of directors acts in a manner to facilitate a change in control of us with a party other than GSK. In addition, pursuant to our strategic alliance agreement with GSK, GSK has the right to opt in to all of our current and future drug discovery and development programs initiated prior to September 1, 2007 or, if GSK acquires more than 50% of our stock in 2007, prior to September 1, 2012. As a result, we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

Our governance agreement with GSK limits our ability to raise debt and equity financing, undertake strategic acquisitions or dispositions and take certain other actions, which could significantly constrain and impair our business and operations.

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the call and put arrangements with GSK in 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock, or securities that are vested and exercisable or convertible into shares of common stock, to be outstanding. After estimating the number of vested and exercisable shares of common stock we will require for equity incentive plans through the termination of the call and put arrangements, we believe that we may issue up to a total of approximately four million new shares of capital stock for capital raising purposes. In addition:

• If, on or immediately after the termination of the call and put arrangements with GSK in 2007, GSK directly or indirectly controls more than 35.1% of our outstanding capital stock, then without the prior written consent of GSK, we may not issue more than an aggregate of approximately 16.1 million shares of our capital stock after September 1, 2007 through August 2012; and

• Prior to the termination of the call and put arrangements with GSK in 2007, we may not borrow money or otherwise incur indebtedness of more than $100.0 million or if such indebtedness would cause our consolidated debt to exceed our cash, cash equivalents and marketable securities.

These limits on issuing equity and debt could leave us without adequate financial resources to fund our discovery and development efforts if GSK does not opt in to additional development programs pursuant to our strategic alliance agreement, if we do not enter into alliances with third parties on similar or better terms for these programs, or if we do not earn any of the potentially significant milestones in the programs that we have currently partnered with GSK. These events could result in a reduction of our discovery and development efforts or could result in our having to enter into collaborations with other companies that could require us to share commercial rights to our medicines to a greater extent than we currently intend. In addition, if GSK’s ownership of our capital stock exceeds 50% as a result of the call and put arrangements, we will be prohibited from engaging in certain acquisitions, the disposition of material assets or repurchase of our outstanding stock without GSK’s consent. These restrictions could cause us to forego transactions that would otherwise be advantageous to us and our other stockholders.  The governance agreement referred to above is described more fully in the section of our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 5, 2004 entitled “Description of Capital Stock—Governance Agreement.”

The market price of our common stock is not guaranteed, and could be adversely affected by the put and call arrangements with GSK.

In 2007, GSK has the right to require us to redeem 50% of our outstanding common stock for $54.25 per share, and, if GSK does not exercise this right, our stockholders will have the right to cause us to redeem up to the same number of shares for $19.375 per share. The existence of the call feature on 50% of our common stock at a fixed price of $54.25 may act as a material impediment to our common stock trading above the $54.25 per share call price. If the call is exercised, our stockholders would participate in valuations above $54.25 per share only with respect to 50% of their shares. Therefore, even if our common stock trades above $54.25 per share, 50% of each stockholder’s shares could be called at $54.25 per share. Similarly, because the put applies to only 50% of our common stock and is not exercisable prior to 2007, it is uncertain whether the put will have any effective supporting effect on our stock price.  Prior to the expiration of the put period, the price at which our common stock will trade may be influenced by the put right. Therefore, after the expiration of the put period, the market price of the common stock may decline significantly. In addition, while GSK is generally prevented from making any unsolicited tender offer for our common stock, any announcement by GSK that it does not intend to exercise the call or any offer GSK may make to our board of directors on terms less favorable than the call right described above could adversely affect our common stock price.

After September 1, 2012, GSK could sell or transfer a substantial number of shares of our common stock, which could depress our stock price or result in a change in control of our company.

After September 1, 2012, GSK will have no restrictions on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of the outstanding shares of our common stock or, if these sales or transfers were made to a single buyer or group of buyers, could transfer control of our company to a third party.

As a result of the call and put arrangements with GSK, there are uncertainties with respect to various tax consequences associated with owning and disposing of shares of our common stock. Therefore, there is a risk that owning and/or disposing of our common stock may result in certain adverse tax consequences to our stockholders.

Due to a lack of definitive judicial and administrative interpretation, uncertainties exist with respect to various tax consequences resulting from the ownership of our common stock. These include:

• In the event we pay or are deemed to have paid dividends prior to the exercise and/or lapse of the put and call rights, individual stockholders may be required to pay tax on such dividends at ordinary income rates rather than capital gains rates, and corporate stockholders may be prevented from obtaining a dividends received deduction with respect to such dividend income.

• In the event that our common stock were to be considered as “not participating in corporate growth to any significant extent,” a holder thereof may be required, during the period beginning upon such holder’s acquisition of such stock and ending during the put period, to include currently in gross income a portion of the excess of $19.375 per share over the fair market value of the stock at issuance;

• In the event that a common stockholder’s put right were considered to be a property right separate from the common stock, such stockholder may be subject to limitations on recognition of losses and certain other adverse consequences with respect to the common stock and the put right (including the tolling of its capital gains holding period);

• The application of certain actual and constructive ownership rules could cause the redemption of our common stock to give rise to ordinary income and not to capital gain;

• A redemption of our common stock may be treated as a recapitalization pursuant to which a stockholder exchanges shares of common stock for cash and shares of new common stock not subject to call and put rights, in which case the stockholder whose shares were redeemed would be required to recognize gain, but not loss, in connection with this deemed recapitalization in an amount up to the entire amount of cash received (which gain may be taxed as ordinary income and not capital gain); and

• The put right could prevent a stockholder’s capital gain holding period for our common stock from running and thereby prevent a stockholder from obtaining long-term capital gain on any gain recognized on the disposition of the common stock.

See the section entitled “Material United States Federal Income Tax Consequences” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 5, 2004 for a description of the tax consequences to a holder of our common stock.

Risks Related to Legal and Regulatory Uncertainty

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. However, the status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of November 11, 2004, we had 42 issued United States patents and have received notices of allowance for 10 other United States patent applications. As of that date, we had 83 pending patent applications in the United States and 82 granted foreign patents. We also have 24 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 340 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate.

In addition, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug discovery process that involve proprietary know-how, information and technology that is not covered by patent applications. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition and results of operations.

Litigation or third-party claims of intellectual property infringement could require us to divert resources and may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on our not infringing the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

In addition, in the future we could be required to initiate litigation to enforce our proprietary rights against infringement by third parties. Prosecution of these claims to enforce our rights against others could involve substantial litigation expenses and divert substantial employee resources from our business. If we fail to effectively enforce our proprietary rights against others, our business will be harmed.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our medicines.

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of those products. Although we maintain general liability and product liability insurance, this insurance may not fully cover potential liabilities. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products which could adversely affect our business.

The recent Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system may adversely affect our ability to sell our products profitably.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could adversely affect our ability to sell our products profitably. In the United States, new legislation has been proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. Further federal and state proposals and healthcare reforms are likely. Our results of operations could be materially and adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business.

General Company Related Risks

Concentration of ownership will limit your ability to influence corporate matters.

As of October 31, 2004, GSK beneficially owned approximately 17.7% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 25.8% of our outstanding common stock.  These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a board member and following September 2007 will have the right to nominate a certain number of board members depending on GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

Our stock price may be extremely volatile and purchasers of our common stock could incur substantial losses.

Our stock price may be extremely volatile.  The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices.  The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

• GSK’s call right in 2007 for 50% of our common stock at $54.25 per share;

• the put right and the expiration of the put right in 2007;

• announcements regarding GSK’s decisions whether or not to opt in to any of our product development programs;

• the extent to which GSK advances (or does not advance) our product candidates through development into commercialization;

• announcements regarding GSK generally;

• announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

• developments concerning any collaboration we may undertake with companies other than GSK;

• publicity regarding actual or potential testing or study results or the outcome of regulatory review relating to products under development by us or by our competitors;

• regulatory developments in the United States and foreign countries; and

• economic and other external factors beyond our control.

As a result of these factors, holders of our common stock might be unable to resell their shares at or above the price they paid for their shares.

Our common stock may not be suitable for all investors, which may affect the liquidity and price of our stock.

Since our common stock has put and call features not usually found in common stock, the Nasdaq Stock Market has distributed a circular to its members highlighting features of our common stock and indicating that our common stock may not be a suitable investment for all investors. The Nasdaq circular suggests that transactions in our common stock be recommended only to investors whose accounts have been approved for options trading. If a potential investor in our common stock has not been approved for options trading or does not wish to open an options account, Nasdaq members have been advised to ascertain whether our common stock is suitable for the prospective investor, including, among other things, whether the investor can evaluate the special characteristics of, and is able to bear the financial risks of, a transaction in our common stock. As a result, there may be fewer qualified buyers of our common stock than would otherwise be the case, which may adversely affect your ability to sell shares of our common stock and may adversely affect the price of such sales.

If there are substantial sales of our common stock, our stock price could decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.  All of the shares sold in our initial public offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended. Substantially all of our remaining shares of common stock outstanding will be eligible for sale pursuant to Rule 144 upon the expiration of 180-day lock-up agreements on April 4, 2005.

In addition, as of September 30, 2004, there were outstanding currently exercisable options to purchase approximately 6.5 million shares of common stock. Of these currently exercisable options, approximately 3.1 million will no longer be restricted by rights of repurchase and will be eligible for sale in the public market upon the expiration of the 180-day lock up period.

Anti-takeover provisions in our charter and bylaws, in our rights agreement and in Delaware law could prevent or delay a change in control of our company.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

• requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

• restricting the ability of stockholders to call special meetings of stockholders;

• prohibiting stockholder action by written consent; and

• establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, our board of directors has adopted a rights agreement that may prevent or delay a change in control of us. Further, some provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Item 3.  Disclosure About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, restricted cash and marketable securities. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with no security having an effective duration in excess of 2 years. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to their very short-term nature, are subject to minimal interest rate risk. We currently do not engage in hedging activities. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a significant negative impact on the realized value of our investment portfolio. Our outstanding capital lease obligations and notes payable are all at fixed interest rates, and therefore, have minimal exposure to changes in interest rates.

Most of our transactions are conducted in U.S. dollars, although we do conduct some clinical and safety studies, and manufacture some active pharmaceutical product with vendors located outside the United States. Some of these expenses are paid in U.S. dollars, and some are paid in the local foreign currency. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, have concluded that, as of such date, our disclosure controls and procedures were effective. based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 or 15d-15.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2004, we granted options to purchase an aggregate of 232,558 shares of our common stock to our employees, directors and consultants under our 1997 Stock Plan.  During this period, we issued an aggregate of 95,329 shares of common stock pursuant to the exercise of stock options for cash consideration with an aggregate exercise price of $603,330. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

(b) We effected the initial public offering of our common stock pursuant to a Registration Statements on Form S-1 (File No. 333-116384 and File No. 333-119527) that were declared effective by the Securities and Exchange Commission on October 4, 2004 and October 5, 2004, respectively.  The offering commenced on October 5, 2004 and the closing of our sale of 7,072,500 shares of our common stock, which included 922,500 shares to cover underwriters’ over-allotments, occurred on October 8, 2004.  The shares were sold at an initial public offering price of $16.00 per share, for an aggregate offering price of approximately $113.2 million, which offering was managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc., Credit Suisse First Boston LLC and Thomas Weisel Partners LLC.  Following the sale of the 7,072,500 shares, which was all of the shares registered by such Registration Statements, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $7.9 million in connection with the offering.  In addition, we estimate that we incurred additional expenses of approximately $2.5 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $10.4 million.  Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $102.7 million.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We expect to use the net proceeds of our initial public offering to partially fund our Phase 3 clinical studies of telavancin. We initiated the first of these studies in September 2004.

This expected use of the net proceeds of our initial public offering represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including the ongoing status and results of the Phase 3 telavancin clinical studies and our ability to enter into a partnership with a pharmaceutical company regarding telavancin, which could result in some or all of the clinical study costs for the telavancin program being paid by such partner.

If we enter into a partnership with a pharmaceutical company regarding telavancin that results in some or all of the Phase 3 telavancin clinical study costs being paid by such partner, we may use a portion of the net proceeds for the acquisition of businesses, products and technologies that we believe are complementary to our own, though we have no agreements or understandings with respect to any acquisition at this time.

Pending the application of the net proceeds of the offering as described above, we intend to invest the net proceeds of this offering in short-term, interest-bearing, investment-grade securities until they are used.

(c) During the three months ended September 30, 2004, we repurchased an aggregate of 1,251 shares of our common stock, for an aggregate purchase price of $1,648, from employees, directors and consultants upon the termination of their service pursuant to the terms of our 1997 Stock Plan and Long-Term Stock Option Plan.

Item 4. Submission of Matters to a Vote of Security Holders

On June 24, 2004, we sent a written consent to our stockholders requesting approval of the following matters in connection with our initial public offering:  (1) the amendment and restatement of our certificate of incorporation to affect a reverse stock split of our outstanding common stock that was to become (and later became) effective prior to our initial public offering, (2) the amendment and restatement of our certificate of incorporation to implement certain corporate governance requirements and increases to our authorized capital stock that was to become (and later became) effective prior to the closing of our initial public offering, (3) the amendment and restatement of our Bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our initial public offering and (4) the adoption of our 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan.  All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.  Written consents from stockholders holding an aggregate of 33,361,372 shares of our capital stock voting in favor of all of these matters were received by us and written consents were not received by us from stockholders holding an aggregate of 12,065,355 shares of our then issued and outstanding entitled to vote on such matters.

Item 6. Exhibits

(a)          Exhibits

3.3*	Amended and Restated Certificate of Incorporation
3.5*	Amended and Restated Bylaws
4.1*	Specimen certificate representing the common stock of the registrant
4.2	Rights Agreement dated October 8, 2004
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer
November 17, 2004

/s/ Marty Glick
Marty Glick
Executive Vice President, Finance
and Chief Financial Officer
November 17, 2004

EXHIBIT INDEX

3.3*	Amended and Restated Certificate of Incorporation
3.5*	Amended and Restated Bylaws
4.1*	Specimen certificate representing the common stock of the registrant
4.2	Rights Agreement dated October 8, 2004
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).