Form 10-K
period 2004-12-31
THERAVANCE INC
filed 2005-03-29
CIK 1080014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 0-30319

THERAVANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3265960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 Gateway Boulevard, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-808-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK $0.01 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock and non-voting stock (consisting of Common Stock, $.01 par value and Class A Common Stock, $.01 par value) held by non-affiliates of the registrant based upon the closing price of the Common Stock on the NASDAQ National Market on February 28, 2005 was $661,727,346. Shares of Common Stock and Class A Common Stock held by each officer and director and by each person or group who owns 5% or more of the outstanding Common Stock and Class A Common Stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2005 there were 43,710,141 shares of the Registrant’s Common Stock and 9,401,498 shares of the Registrant’s Class A Common Stock outstanding.

THERAVANCE, INC.

2004 Form 10-K Annual Report

Special Note regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed below in the “Factors Affecting Results, Including Risks and Uncertainties” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and the risks discussed in our other filings with the Securities and Exchange Commission (SEC). Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations and we do not assume any obligation to update any forward-looking statements.

PART I

ITEM 1.                BUSINESS

Overview

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Of our six programs in development, two are in late stage—our bacterial infections program focusing on treating serious Gram-positive infections (telavancin) and our Beyond Advair collaboration with GlaxoSmithKline (GSK). We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, overactive bladder and gastrointestinal disorders. By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. None of our products have been approved for marketing and sale to patients and we have not received any product revenue to date.

Our strategy focuses on the discovery, development and commercialization of medicines with superior efficacy, convenience, tolerability and/or safety. By primarily focusing on biological targets that have been either clinically validated by existing medicines or by potential medicines in late-stage clinical studies, we can leverage years of available knowledge regarding a target’s activity and the animal models used to test potential medicines against such targets. We move a product candidate into development after it demonstrates superiority to existing medicines or drug candidates in animal models that we believe correlate to human clinical experience. This strategy of developing the next generation of existing medicines or potential medicines is designed to reduce technical risk and increase productivity. Within the last four years, five product candidates that we discovered have entered clinical studies. Finally, we believe that we can enhance the probability of successfully developing and commercializing medicines by identifying at least two structurally different product candidates, whenever practicable, for development in each therapeutic program.

In November 2002, we entered into a collaboration agreement with GSK (the Beyond Advair collaboration) to develop and commercialize long-acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD). These product candidates are intended to be administered via inhalation once daily both as a single new medicine and as part of a new combination medicine with an inhaled corticosteroid (ICS). Such a combination medicine could represent a “next generation” version of Advair, the current market leading medicine in this class with approximately $4.5 billion of sales reported by GSK in 2004. Each company contributed four LABA product candidates to the collaboration. In December 2003, GSK reported Phase 2a human clinical data for two lead compounds in the collaboration. GSK plans to initiate Phase 2b clinical studies in the second half of 2005. In addition, GSK has an inhaled corticosteroid in Phase 3 clinical studies that is intended to be combined with a LABA under the collaboration to create a potential new medicine that could be the next generation Advair medicine.

We entered into a strategic alliance agreement with GSK in March 2004 whereby GSK received an option to license product candidates from all of our current and future drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. When GSK exercises its option to license any of our programs, we receive an upfront payment, additional payments upon achievement of future milestones and royalties on any future sales. In addition, GSK funds all of the subsequent development and commercialization costs for product candidates in such programs. Consistent with our strategy, we will be obligated at our sole cost to discover two structurally different product candidates for certain programs that are licensed by GSK. In August 2004, GSK exercised its right to license our long-acting muscarinic antagonist program for the treatment of COPD and informed us of its decision not to license our bacterial infections program, in each case pursuant to the terms of the strategic alliance. Recently GSK informed us of its decision to exercise its right to license our bifunctional muscarinic antagonist—beta2 agonist (MABA) program for the treatment of COPD and possibly asthma pursuant to the terms of the strategic alliance, and of its decision not to license our anesthesia program.

GSK currently owns all of our Class A common stock, which represents approximately 17.7% of our outstanding stock as of February 28, 2005. Under the terms of the 2004 strategic alliance, GSK’s ownership of our stock could increase to approximately 60% through the issuance by us to GSK of the number of shares of our common stock that we may be required to redeem from our stockholders as described below. In July 2007, GSK has the right to require us to redeem, and upon notice of such redemption, each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption, 50% of our common stock held by such stockholder at $54.25 per share. This right is referred to in this Annual Report as the “call.” If GSK does not exercise this right, then in August 2007, each of our stockholders (including GSK, to the extent GSK holds common stock) has the right to require us to redeem, up to 50% of their common stock at $19.375 per share. This right is referred to in this Annual Report as the “put.” In either case, GSK is obligated to pay to us the funds necessary for us to redeem the shares of common stock from our stockholders or, with respect to the shares of our common stock that are put, GSK may elect to purchase such shares directly from our stockholders. We are under no obligation to redeem our shares under the call or the put until we receive such funds from GSK. GSK’s ownership of our stock could increase to approximately 60% through the concurrent issuance to GSK of the number of shares of our common stock that we redeem. In addition, if GSK’s ownership of our stock increases to more than 50% as a result of the call or put, GSK will receive an extension of its exclusive option to our programs initiated prior to September 1, 2012.

Telavancin, the lead product candidate in our bacterial infections program, is a rapidly bactericidal, injectable antibiotic. Telavancin is currently in Phase 3 clinical studies designed to demonstrate non-inferiority of telavancin compared to vancomycin for the treatment of serious Gram-positive infections and superiority over vancomycin in those patients whose infections are due to MRSA in both cSSSI and hospital-acquired pneumonia. Our goal is for telavancin to become first line therapy in treating these very serious infections.

TD-6301, our product candidate in our overactive bladder (OAB) program, is being developed to provide effective bladder control while minimizing dry mouth. In February 2005, we announced the results of our initial Phase 1 clinical studies. TD-6301 was well tolerated with no serious or unexpected adverse events. We plan to complete additional Phase 1 clinical studies and initiate a Phase 2 clinical study of TD-6301 in the second half of 2005.

TD-2749, our lead compound in our gastrointestinal program, and TD-5108, our alternate compound in this program, have each met our preclinical requirements, including favorable gastroprokinetic efficacy in relevant animal models. In December 2004, we initiated a Phase 1 clinical study to assess the safety, tolerability and pharmacokinetics of TD-2749. TD-5108 will be tested in various preclinical studies required by regulatory authorities before initiating Phase 1 clinical studies. We plan to report TD-2749 Phase 1 clinical studies in the second half of 2005.

Our Programs

Our drug discovery efforts are based on the principles of multivalency. Multivalency involves the simultaneous attachment of a single molecule to multiple binding sites on one or more biological targets. We have applied our expertise in multivalency to discover product candidates and lead compounds in a wide variety of therapeutic areas. We have conducted extensive research in both relevant laboratory and animal models to demonstrate that by applying the design principles of multivalency, we can achieve significantly stronger and more selective attachment of our compounds to a variety of intended biological targets. We believe that medicines that attach more strongly and selectively to their targets will be superior to many medicines by substantially improving potency, duration of action and/or safety. The table below describes the status of programs and identifies which compounds were discovered by us and are being pursued as lead product candidates, which compounds were discovered by us and are being pursued as an alternative to a lead product candidate, and which compounds were discovered by GSK and are part of the pool of compounds being pursued under our Beyond Advair collaboration.

In the table, under the heading “Development Status,” Preclinical refers to formulation development or to safety testing in animal models required prior to initiating human clinical studies. Phase 1 indicates initial clinical safety testing in healthy volunteers, or studies directed toward understanding the mechanisms of action of the drug. Phase 2 indicates further clinical safety testing and preliminary efficacy testing in a limited patient population. Phase 3 indicates evaluation of clinical efficacy and safety within an expanded patient population. For purposes of the table, “Development Status” indicates the most advanced stage of development that has been completed or is in process.

Our Relationship with GlaxoSmithKline

2002 Beyond Advair Collaboration

In November 2002, we entered into collaboration with GSK to develop and commercialize product candidates for the treatment of asthma and COPD. Each company contributed four LABA product candidates to the collaboration. Our collaboration currently has five product candidates in clinical studies; two completed initial Phase 2a clinical studies in the fourth quarter of 2003, another is in initial Phase 2a clinical studies and two are in Phase 1 clinical studies. The remaining three product candidates are in preclinical studies. GSK has an ICS in Phase 3 clinical studies that is intended to be combined with a LABA under the collaboration to create a potential new medicine that could be the next generation Advair medicine. We plan to report results from Phase 2a clinical studies for the lead LABA candidates administered via a dry powder inhaler (DPI), the anticipated commercial delivery device, in the first half of 2005. GSK plans to initiate Phase 2b studies in the second half of 2005.

In connection with this collaboration, in 2002 we received from GSK an upfront payment of $10 million and sold to GSK shares of our Series E preferred stock for an aggregate purchase price of $40 million. We have also received $45 million in milestone payments through December 31, 2004, and may receive additional milestone payments from GSK if our LABA product candidates achieve development, regulatory or commercial milestones. In the event that a LABA product candidate discovered by us is successfully developed and commercially launched in multiple regions of the world, these future milestone payments could total up to an additional $450 million, of which $150 million would be attributable to the product candidates reaching certain sales thresholds. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we will be obligated to make payments to GSK of up to $220 million. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next four years. In addition, we will receive the same royalties on product sales of medicines from the Beyond Advair collaboration, regardless of whether the product candidate originated with us or with GSK. The royalty structure would result in an average percentage royalty rate in the low to mid-teens at annual net sales up to approximately $4 billion, and the average royalty rate would decline to single digits at annual net sales of more than $6 billion. Sales of single agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

2004 Strategic Alliance

In March 2004, we entered into a strategic alliance with GSK. Under the terms of this strategic alliance, GSK received an option to license potential new medicines from all of our current and future drug discovery and development programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. We are obligated to use diligent efforts to discover and deliver compounds for the alliance and have committed to initiating at least three new discovery programs from May 2004 through August 2007. We maintain sole decision-making authority with respect to our discovery programs, including without limitation, decisions relating to initiation and termination of discovery programs, and staffing and resource allocation between and among discovery programs.

GSK must exercise its right to license no later than sixty days subsequent to (i) for our inhaled respiratory discovery programs, the “development candidate” stage (generally defined as the point when the lead candidate is selected for preclinical studies and preparation for entry into a Phase 1 clinical study), or (ii) for programs other than inhaled respiratory programs, the “proof-of-concept” stage (generally defined as the successful completion of a Phase 2a clinical study if the biological target for the drug has been clinically validated by an existing medicine, and successful completion of a Phase 2b clinical study if the biological target for the drug has not been clinically validated by an existing medicine). Under the terms of the strategic alliance, GSK will have only one opportunity to license each of our programs. Upon its decision to license a program, GSK is responsible for and will fund all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, we may be obligated at our sole cost to discover two structurally different product candidates for programs that GSK licenses. If these programs are successfully advanced through development by GSK, we will receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. The royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that we receive, the total upfront and milestone payments in any given program that GSK licenses could range from $130 million to $162 million for programs with single-agent medicines and up to $252 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. In August 2004, GSK exercised its right to license our long-acting muscarinic antagonist program for the treatment of COPD and informed us of its decision not to license our bacterial infections program, in each case pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its license of our long-acting muscarinic antagonist program in August 2004. Recently GSK informed us of its decision to exercise its right to license our MABA program for the treatment of COPD and possibly asthma pursuant to the terms of the strategic alliance, and of its decision not to license our anesthesia program. We have received a $5.0 million payment from GSK in connection with its license of our MABA program in March 2005. There can be no assurance that GSK will license any other programs under the terms of the alliance agreement or at all, which could have an adverse effect on our business and financial condition.

Upon entering into the strategic alliance with GSK, we received from GSK a payment of $20.0 million. At the same time, GSK purchased 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million. The purchase of our Class A common stock increased the ownership position of our outstanding stock by GSK and GSK affiliates (GSK and this affiliate of GSK are sometimes referred to as “GSK” in this Annual Report on Form 10-K) from approximately 6.6% to 19.7% as of May 11, 2004.

As part of the sale of our Class A common stock to an affiliate of GSK, we amended our certificate of incorporation to provide for the redemption of our common stock under certain circumstances. In July 2007, GSK has a call right to require us to redeem, and upon notice, each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption, 50% of our common stock held by such stockholder at $54.25 per share. If GSK does not exercise this call right, then in August 2007, each of our stockholders (including GSK, to the extent GSK holds common stock) has a put right to cause us to redeem up to 50% of their common stock at $19.375 per share. In either case, GSK is contractually obligated to pay to us the funds necessary for us to redeem the shares of common stock from our stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525.0 million. We are under no obligation to redeem our shares under the call or the put until we receive funds to redeem such shares from GSK. Alternatively, if our stockholders exercise the put, GSK may elect to purchase the shares of common stock that are put directly from our stockholders. GSK’s ownership of our stock could increase to approximately 60% through the concurrent issuance to GSK of the number of shares of stock that we redeem. In addition, if GSK’s ownership of our stock increases to more than 50% as a result of the call right or put right, GSK will receive an extension of its exclusive option to our programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

Concurrent with the purchase of our Class A common stock, we entered into a governance agreement with GSK, which among other matters, (i) gives GSK the right to nominate directors to our Board of Directors, (ii) provides GSK with rights regarding certain corporate governance matters, including the right to restrict our ability to take specified significant corporate actions, such as the issuance of debt and equity securities above specified limitations, the sale of significant assets, acquisitions by us and the redemption of our common stock, and (iii) governs future acquisitions or dispositions of our securities by GSK. Pursuant to a partial exercise of its rights under the governance agreement, upon the closing of our initial public offering on October 8, 2004, GSK purchased an additional 433,757 shares of Class A common stock, bringing its ownership position of our outstanding stock to approximately 17.7%.

Development Programs

Asthma and Chronic Obstructive Pulmonary Disease (COPD)

Our respiratory franchise has three development programs directed toward asthma and COPD: our Beyond Advair collaboration with GSK, and our Long-Acting Muscarinic Antagonist (LAMA) and our MABA programs, both of which GSK has licensed under the terms of our strategic alliance.

Long-Acting Beta2 Agonists (LABAs) for Treatment of Asthma and COPD

Our Beyond Advair collaboration with GSK is currently developing product candidates for the treatment of asthma and COPD. The next generation Advair medicine from the collaboration is intended to replace GSK’s market leading Advair, an inhaled twice-a-day combination medicine containing a long-acting beta2 agonist and an ICS with sales of approximately $4.5 billion in 2004. The collaboration’s product candidates are intended to be administered via inhalation once daily for the treatment of asthma and COPD both as a single new medicine and as part of a new once-daily combination medicine with an ICS.

Beta2 agonists are medicines that work by relaxing the muscles that line the airways, allowing the airways (the bronchial tubes of various sizes through which air moves in and out of the lungs) to expand (known as bronchodilation) and leading to relief and/or prevention of many of the symptoms of asthma and COPD. The beta2 agonists and many other medications to treat asthma and COPD are administered by inhalation. Patients use a hand-held device to breathe in a measured amount of drug in an aerosol, metered dose inhaler (MDI), or dry powder inhaler (DPI).

In addition to a LABA to be given once a day, GSK is also developing a once-daily ICS and DPI to create a new combination medicine with a once-daily LABA from the collaboration.

The Unmet Medical Need

Asthma and COPD are both chronic diseases characterized by inflammation of the airways leading to limitation or obstruction of airflow and resulting in various symptoms relating to difficulty in breathing. Although many therapies are available for asthma and a growing number for COPD, reports from the National Institutes of Health indicate that these diseases remain major causes of death and disability. According to the Mattson Jack Group, a market research firm, approximately 17 million people in the United States, 15 million people in Western Europe and 5 million people in Japan have been diagnosed with asthma. In its September 2003 report, The American Lung Association estimates that 14 million people in the United States have been diagnosed with COPD. A similar number of people have been diagnosed with COPD in Western Europe and, according to the Mattson Jack Group, nearly 3 million people have been diagnosed with COPD in Japan. According to IMS Health (IMS MIDAS™, 2/2005), the market for inhaled products containing long-acting beta2 agonists in the United States, Japan and Europe was approximately $5.5 billion in 2004.

Advair is the current market-leading medicine with approximately $4.5 billion of sales reported by GSK in 2004. It is an inhaled combination medicine consisting of a long-acting beta2 agonist (salmeterol) and an ICS (fluticasone) taken twice daily. While Advair has been approved by the FDA for the treatment of asthma and COPD, it must be administered twice a day, which can reduce patient compliance.

In our LABA collaboration with GSK, we plan to develop a longer-acting beta2 agonist that can be taken as an inhaled medicine once a day and can be combined with a once-a-day ICS so the combination medicine would also be taken once a day. We believe once-a-day dosing would be a significant convenience and compliance-enhancing advantage leading to improved overall clinical outcomes in patients with asthma or COPD.

Status of Our Program

Four of our LABA product candidates and four GSK LABA product candidates are currently in development. Two product candidates, one from each company, have completed initial Phase 2a clinical studies. The two initial Phase 2a clinical studies, completed in December 2003, involved patients with asthma. These studies were designed to measure bronchodilation in asthmatic patients at various times following a single dose of the product candidates compared to both placebo and salmeterol, the current market-leading long-acting beta2 agonist. Both product candidates demonstrated statistically greater bronchodilation at 24 hours compared to placebo and salmeterol and have progressed to repeat-dose studies.

In addition, a third product candidate, discovered by GSK, is currently in Phase 2a clinical studies. Phase 1 clinical studies were initiated for the fourth and fifth product candidates in April 2004.

We plan to report results from a Phase 2a DPI clinical study in the first half of 2005. We believe that it is important for the final medicine to be delivered in a DPI, as this has been the most successful method of delivering a combination of a LABA and an ICS. GSK plans to initiate Phase 2b clinical studies in the second half of 2005.

GSK also has a novel once-a-day ICS in Phase 3 clinical studies. This corticosteroid may prove to be a suitable drug candidate for co-administration with the selected LABA product candidate from the collaboration in order to develop a once-a-day combination product that could represent a “next generation” Advair.

Inhaled Long-Acting Muscarinic Antagonists (LAMAs) for COPD

Among the most frequently used bronchodilators for COPD are the inhaled muscarinic antagonists. Inhaled muscarinic antagonists work by inhibiting muscarinic receptors on the bronchial airways, which lead to muscle relaxation, bronchodilation and improved lung function. According to IMS Health (IMS MIDAS™, 2/2005), the market for inhaled muscarinic antagonists in the United States, Japan and Europe was approximately $1.7 billion in 2004.

The Unmet Medical Need

Until recently, only one inhaled muscarinic antagonist (ipratropium) has been available in the United States, both as a single agent and in combination with the short-acting beta2 agonist albuterol. This product is short acting and requires dosing four or more times per day.

An inhaled LAMA (tiotropium, Spiriva®) suitable for once-a-day dosing has been available in Europe since 2002 and was launched in the United States in May 2004. Tiotropium produces a prolonged blockade of muscarinic M3 receptors. Although blocking the M3 receptor is important for bronchodilation, there is emerging evidence that other receptor sub-types may play a role in mediating bronchodilation. In addition, after inhalation a significant amount of tiotropium reaches the systemic circulation, and, as a consequence, muscarinic M3 receptors at other sites in the body can be blocked for an extended time. We believe this systemic activity of tiotropium is the cause of bothersome side effects such as dry mouth and constipation, which have been seen more frequently with tiotropium (especially in elderly patients) than with short-acting muscarinic antagonists or with the long-acting beta2 agonist, salmeterol.

We are developing an inhaled LAMA designed to produce a prolonged blockade of the relevant receptor sub-types while also being highly lung-selective, which means that lower concentrations of drug should get into the systemic circulation. We believe this approach will result in improved tolerability over tiotropium at doses with comparable efficacy. At higher doses, a more lung-selective LAMA might offer improved efficacy versus tiotropium with comparable or improved tolerability.

Status of Our Program

After we had designated TD-5742 our lead LAMA compound, GSK exercised its right to license our LAMA program under the terms and conditions of our strategic alliance. Accordingly, GSK is required to fund all future development, manufacturing and commercialization activities for product candidates in this program. We are obligated to discover another structurally different product candidate for this program. We expect GSK to initiate a Phase 1 clinical study for TD-5742 by the second half of 2005.

Bifunctional Muscarinic Antagonist-Beta Agonist (MABAs) for COPD and possibly Asthma

The Unmet Medical Need

When inhaled into the lungs, both muscarinic antagonists and beta2 agonists cause bronchodilation, but by different mechanisms of action. Moreover, both classes of drugs have non-bronchodilator effects that can be complementary and beneficial in patients with COPD and perhaps in patients with severe asthma. Currently many patients are using both inhaled muscarinic antagonists and inhaled beta2 agonists (either in two separate inhalers or via the product, Combivent, which combines short-acting agents from the two drug classes). According to Scott-Levin (a division of Verispan), in the United States approximately 40% of patients on maintenance bronchodilator therapy are using both muscarinic antagonists and beta2 agonists.

We are developing a long-acting inhaled bronchodilator that is bifunctional, meaning that one small molecule functions as both a muscarinic antagonist and a beta2 receptor agonist. By combining bifunctional activity and high lung selectivity, we intend to develop a medicine with greater efficacy than single mechanism bronchodilators (such as tiotropium or salmeterol) and with equal or better tolerability. This bifunctional bronchodilator could potentially then serve as a basis for improved “triple therapy” through co-formulation with an inhaled respiratory compound into a single product that could potentially deliver three complementary therapeutic effects for patients with respiratory disease.

Status of Our Program

We designated TD-5959 our lead MABA compound in December 2004. Recently GSK licensed our MABA program under the terms of the strategic alliance, which requires GSK to fund all future development, manufacturing and commercialization activities for product candidates in this program. We are obligated to discover another structurally different product candidate for this program.

Bacterial Infections

Despite the variety of antibiotics currently available, bacterial infections remain a significant and growing medical problem. Many of these infections are serious and require hospitalization and treatment with injectable antibiotics. The market that we are primarily targeting represents, according to IMS Health (IMS MIDAS™, 2/2005), approximately 35 million patient treatment days with antibiotics effective against infections caused by drug resistant Gram-positive bacteria. According to IMS Health (IMS MIDAS™, 2/2005), from 1998 to 2004, treatment days in this category grew at a rate of 12% annually. According to IMS Health (IMS MIDAS™, 2/2005), worldwide sales in this category totaled $912 million in 2004 and vancomycin, a generic medicine, leads this portion of the injectable antibiotic market with over 80% of the treatment days and worldwide annual sales of approximately $415 million in 2004.

The Unmet Medical Need

Among the most common bacterial infections are those caused by Gram-positive bacteria, which include staphylococci, streptococci and enterococci. Gram-positive infections are often serious and life threatening. The need for more effective antibiotics is particularly acute because many Gram-positive bacterial strains, particularly many staphylococci, have become resistant to currently available antibiotics. Of particular note are infections due to methicillin-resistant Staphylococcus aureus (commonly known as MRSA). The presence of methicillin resistance typically indicates that the bacterial strain is resistant to multiple classes of antibiotics. Only a few drugs are currently available to treat MRSA infections.

Drug resistance is especially common in hospital-acquired infections. According to the Centers for Disease Control and Prevention, an estimated 2 million patients develop hospital-acquired bacterial infections in the United States each year.

Our lead antibiotic product candidate, telavancin, is a rapidly bactericidal, injectable antibiotic. We discovered telavancin in a research program dedicated to finding new antibiotics for serious infections due to Staphylococcus aureus (including multi-drug resistant strains) and other Gram-positive bacteria. Telavancin is multifunctional, which means that it has more than one mechanism of action against its biological target. Like the market-leading product vancomycin, telavancin inhibits the formation of the bacterial cell wall. Unlike vancomycin, however, telavancin also disrupts bacterial cell membrane integrity. We believe the additive mechanisms of action seen with telavancin speed bacterial killing while also reducing the risks of inducing resistance to telavancin or cross-resistance with other antibiotics.

Status of Our Program

Telavancin is currently being evaluated in four Phase 3 multinational, multicenter, double-blind, active control studies designed to assess the efficacy and safety of telavancin compared to vancomycin. Two of these studies will evaluate telavancin for the treatment of hospital-acquired pneumonia and two of the studies will evaluate telavancin for the treatment of complicated skin and skin structure infections caused by Gram-positive organisms such as Staphylococcus aureus. The studies are designed to demonstrate non-inferiority of telavancin compared to vancomycin for the treatment of serious Gram-positive infections and superiority over vancomycin in those patients whose infections are due to MRSA in both cSSSI and hospital-acquired pneumonia. Our goal is for telavancin to become first line therapy in treating these very serious infections.

In parallel with the clinical development program for telavancin, we are working to finalize commercial manufacturing processes for the active pharmaceutical ingredient and formulated drug product.

TD-1792, a novel bifunctional antibiotic, is currently undergoing preclinical studies.

GSK has informed us of its decision not to license this program pursuant to the terms of the strategic alliance. As a result we may seek to enter into collaboration with another pharmaceutical company or to develop the product ourselves. Currently we are using the proceeds of our 2004 initial public offering and our other cash resources to fund the Phase 3 clinical studies for telavancin.

Overactive Bladder

Overactive bladder (OAB) describes a condition with four primary symptoms: urgency (the sudden need to urinate that is difficult to defer), incontinence (leakage of urine associated with the feeling of urgency), frequency (urinating more than seven times per day) and nocturia (awakening to urinate more than once per night).

The Unmet Medical Need

OAB is a common condition that increases in prevalence with age. According to the Mattson Jack Group, approximately 37 million people in the United States, 31 million in Western Europe and 20 million in Japan suffer from OAB. Many patients go untreated because incontinence carries a social stigma or because patients incorrectly believe it is an inevitable and untreatable consequence of aging. This condition is also associated with other important health problems. For example, frequent urination and nocturia resulting from OAB are associated with a significantly increased risk of falls and fractures in women over the age of 65. According to IMS Health (IMS MIDAS™, 2/2005), the market for drugs to treat OAB in the United States, Japan and Europe was approximately $1.8 billion in 2004. While large, the current market for treatment of OAB may reflect only a portion of the market potential since we believe a large number of patients suffering from this disease are currently untreated.

OAB has been shown to impair quality of life even in patients who only have symptoms of urgency and frequency but not actual incontinence. Urgency leads to dramatic alterations in lifestyle, fear of embarrassment and proactive urination (increasing frequency).

Current therapies for the treatment of OAB produce side effects such as dry mouth, constipation and blurred vision that limit the tolerated dosages and ultimate effectiveness of these therapies. We believe these side effects reflect the inability of current therapies to discriminate between intended and unintended biological targets.

Status of Our Program

We initiated the first Phase 1 clinical study of TD-6301 in December 2003. The Phase 1 clinical study assessed the safety, tolerability, and pharmacokinetics of single ascending doses of TD-6301 in healthy volunteers. In February 2005, we announced the results of this study. TD-6301 was well tolerated with no serious or unexpected adverse events. The results were consistent with the low potential for dry mouth and side effects (e.g., constipation, blurred vision, dizziness) were observed at a low frequency. As seen in other commercialized OAB drugs, side effects, such as increased heart rate, were noted at higher doses. We believe we have identified doses that can be progressed into future studies. We plan to complete additional Phase 1 clinical studies and initiate a Phase 2 clinical study for TD-6301 in the second half of 2005.

Gastrointestinal Motility Dysfunction

Gastrointestinal motility dysfunction is a major contributing factor to many disorders of the gastrointestinal (GI) tract. In this context, motility refers to the speed and coordination with which the body moves food out of the stomach and through the rest of the digestive tract. Reduced GI motility can cause symptoms of bloating, nausea, pain and constipation. Gastroprokinetics are drugs that increase GI motility.

The Unmet Medical Need

There are few gastroprokinetics currently available for motility disorders of the GI tract, which include constipation-predominant irritable bowel syndrome (C-IBS), chronic constipation, functional dyspepsia (defined as indigestion without heartburn) and delayed gastric (stomach) emptying.

Novartis launched a new gastroprokinetic (tegaserod, Zelnorm®) in the United States in 2002 for the treatment of C-IBS and has submitted a supplemental New Drug Application (NDA) requesting approval of tegaserod for chronic constipation. According to Novartis AG, sales of tegaserod were approximately $300 million in 2004. Tegaserod exerts its prokinetic activity by stimulating the 5-HT4 receptor on the nerves that control the motility of intestinal muscles involved in normal peristalsis. The 5-HT4 receptor is one of many types of serotonin receptors found throughout the body. Tegaserod has limited selectivity for the 5-HT4 receptor. In addition, only a modest portion of the oral dose is actually absorbed by the body. The drug must be taken twice a day to partially overcome this deficiency. We believe these shortcomings result in inconvenience for patients and may also limit the efficacy of tegaserod.

The goal for our program is to develop a gastroprokinetic agent with once-a-day oral dosing and prokinetic efficacy superior to tegaserod. We have identified a series of compounds with excellent 5-HT4 receptor potency that are also highly selective with very low activity at other serotonin receptors.

Status of Our Program

TD-2749, our lead compound in this program, and TD-5108, our alternate compound in this program, have each met our preclinical requirements, including favorable gastroprokinetic efficacy compared to tegaserod in relevant animal models. In December 2004, we initiated a Phase 1 clinical study to assess the safety and tolerability of TD-2749 in healthy subjects. TD-5108 will be tested in various preclinical studies required by regulatory authorities before initiating Phase 1 clinical studies.

Anesthesia

Anesthesia is generally achieved using a combination of agents that together provide hypnosis (loss of consciousness), analgesia (pain relief) and areflexia (loss of reflex movement). Hypnosis can be provided by either using an intravenous drug initially (called induction) followed by inhaled gases to maintain anesthesia or by using intravenous drugs continuously for both induction and maintenance of anesthesia. At lower doses, the intravenous drugs used to achieve hypnosis in anesthesia can be used for sedation of patients in intensive care (for example, patients that need a ventilator to help them breathe) or during diagnostic or therapeutic procedures. As a group these drugs are known as sedative-hypnotics.

The Unmet Medical Need

The leading intravenous sedative-hypnotics, according to IMS Health (IMS MIDAS™, 2/2005), are propofol (Diprivan®) and midazolam (Versed®). According to IMS Health (IMS MIDAS™, 2/2005), the market for injectable forms of these two drugs in the United States, Japan, and Europe was approximately $978 million in 2004.

Among the primary goals for both anesthesia and sedation is a rapid return to normal consciousness. Awakening from propofol anesthesia or sedation can be delayed and unpredictable after extended infusions. The labeling for propofol recommends periodic dose reductions to maintain the lowest effective dose. This can be difficult in practice as patients are generally receiving multiple agents, which can obscure the propofol-specific effects.

Midazolam has less rapid offset of sedation than propofol with a somewhat reduced risk of respiratory depression. Moreover, the effects of midazolam can be reversed using an antagonist in the event of over-sedation leading to respiratory depression. In part because of these reasons, midazolam is used more frequently than propofol for sedation despite the longer recovery time.

The goal for our program is to develop an intravenous sedative-hypnotic with more rapid and predictable emergence from anesthesia and offset of sedation than propofol. A rapid response to dose titration may also improve management of adverse events such as respiratory depression, enhancing utility of the agent in sedation. Preclinical studies indicate that our product candidate, TD-4756, provides rapid emergence from hypnosis with no increase in the time to emergence as a result of prolonged infusions.

Status of Our Development Program

TD-4756 has met our preclinical requirements, including showing a more rapid and predictable emergence profile than propofol in relevant animal models. We are currently working to finalize development of a formulation of TD-4756 suitable for use in clinical studies. Once this formulation work is completed, TD-4756 will be tested in the various preclinical studies that regulatory authorities require before initiating Phase 1 human clinical studies.

GSK recently informed us of its decision not to license this program. We may seek to enter into collaboration with another pharmaceutical company for further development of TD-4756.

Multivalency

Our proprietary approach combines chemistry and biology to efficiently discover new product candidates for validated targets using our expertise in multivalency. Multivalency refers to the simultaneous attachment of a single molecule to multiple binding sites on one or more biological targets. When compared to monovalency, whereby a molecule attaches to only one binding site, multivalency can significantly increase a compound’s potency, duration of action and/or selectivity. Multivalent compounds generally consist of several individual small molecules, at least one of which is biologically active when bound to its target, joined by linking components.

Our approach is based on an integration of the following insights:

•       Many targets have multiple binding sites and/or exist in clusters with similar or different targets;

•       Biological targets with multiple binding sites and/or those that exist in clusters lend themselves to multivalent drug design;

•       Molecules that simultaneously attach to multiple binding sites can exhibit considerably greater potency, duration of action and/or selectivity than molecules that attach to only one binding site; and

•       Greater potency, duration of action and/or selectivity provides the basis for superior therapeutic effects, including enhanced convenience, tolerability and/or safety compared to conventional drugs.

Our Strategy

Our objective is to discover, develop and commercialize new medicines with superior efficacy, convenience, tolerability and/or safety. The key elements of our strategy are to:

Apply our expertise in multivalency primarily to validated targets to efficiently discover and develop superior medicines in large markets.   We intend to continue to concentrate our efforts on discovering and developing product candidates for validated targets where:

•       existing drugs have levels of efficacy, convenience, tolerability and/or safety that are insufficient to meet an important medical need; and

•       we believe our expertise in multivalency can be applied to create superior product candidates that are more potent, longer acting and/or more selective than currently available medicines; and

•       there are established animal models that can be used to provide us with evidence as to whether our product candidates are likely to provide superior therapeutic benefits relative to current medicines; and

•       there is a relatively large commercial opportunity.

Identify two structurally different product candidates in each therapeutic program whenever practicable.   We believe that we can increase the likelihood of successfully bringing superior medicines to market by identifying, whenever practicable, two product candidates for development in each program. Our second product candidates are typically in a different structural class from the first product candidate. Applying this strategy can reduce our dependence on any one-product candidate and provide us with the potential opportunity to commercialize two compounds in a given area.

Partner with global pharmaceutical companies.   Our strategy is to seek collaborations with leading global pharmaceutical companies to accelerate development and commercialization of our product candidates at the strategically appropriate time. Our Beyond Advair collaboration with GSK and our strategic alliance with GSK are examples of these types of partnerships.

Leverage the extensive experience of our people.   We have an experienced senior management team with many years of experience discovering, developing and commercializing new medicines with companies such as Bristol-Myers Squibb Company, Merck & Co., Genentech, Inc., Millennium Pharmaceuticals, Inc., Pfizer Inc, GSK and Gilead Sciences, Inc.

Improve, expand and protect our technical capabilities.   We have created a substantial body of know-how and trade secrets in the application of our multivalency approach to drug discovery. We believe this is a significant asset that distinguishes us from our competitors. We expect to continue to make substantial investments in multivalency and other technologies to maintain what we believe are our competitive advantages in drug discovery.

Manufacturing

We currently rely on a number of third-party manufacturers and our collaborative partner, GSK, to produce our compounds for clinical purposes and expect do so for commercial production of any product candidates that are approved for marketing. Manufacturing of our Beyond Advair, LAMA and MABA program candidates will be handled by GSK. Additionally, GSK will be responsible for the manufacturing of any additional product candidates associated with the programs that it licenses under the strategic alliance agreement.

We believe that we have in-house expertise to manage a network of third-party manufacturers. We believe that we will be able to continue to negotiate third party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for us to develop internal manufacturing capacity in order to successfully commercialize our products. However, if we are unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, we may not be able to commercialize our products as planned.

Government Regulation

The development and commercialization of our product candidates and our ongoing research will be subject to extensive regulation by governmental authorities in the United States and other countries. Before marketing in the United States, any medicine we develop must undergo rigorous preclinical studies and clinical studies and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug and Cosmetic Act. Outside the United States, our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical studies, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we will only be permitted to commercialize our medicines if the appropriate regulatory authority is satisfied that we have presented adequate evidence of the safety, quality and efficacy of our medicines.

Before commencing clinical studies in humans in the United States, we must submit to the FDA an Investigational New Drug application that includes, among other things, the results of preclinical studies. If the FDA approves the Investigational New Drug application, clinical studies are usually carried out in three phases and must be conducted under FDA oversight. These phases generally include the following:

Phase 1.   The product candidate is introduced into humans and is tested for safety, dose tolerance and pharmacokinetics.

Phase 2.   The product candidate is introduced into a limited patient population to assess the efficacy of the drug in specific, targeted indications, assess dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

Phase 3.   If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 evaluations, the clinical study will be expanded to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population.

The results of product development, preclinical studies and clinical studies must be submitted to the FDA as part of a new drug application, or NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, the FDA typically takes one year to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, enjoin violations, and institute criminal prosecution.

If we obtain regulatory approval for a medicine, this clearance will be limited to those diseases and conditions for which the medicine is effective, as demonstrated through clinical studies. Even if this regulatory approval is obtained, a marketed medicine, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the medicine or manufacturer, including costly recalls or withdrawal of the medicine from the market.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, enjoin violations, and institute criminal prosecution, any one or more of which could have a material adverse effect upon our business, financial condition and results of operations.

Outside the United States our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The regulatory approval process in other countries includes all of the risks associated with FDA approval described above.

Patents and Proprietary Rights

We will be able to protect our technology from unauthorized use by third parties only to the extent that our technology is covered by valid and enforceable patents or is effectively maintained as trade secrets. Our success in the future will depend in part on obtaining patent protection for our product candidates. Accordingly, patents and other proprietary rights are essential elements of our business. Our policy is to seek in the United States and selected foreign countries patent protection for novel technologies and compositions of matter that are commercially important to the development of our business. For proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery process that involve proprietary know-how and technology that is not covered by patent applications, we rely on trade secret protection and confidentiality agreements to protect our interests. We require all of our employees, consultants and advisors to enter into confidentiality agreements. Where it is necessary to share our proprietary information or data with outside parties, our policy is to make available only that information and data required to accomplish the desired purpose and only pursuant to a duty of confidentiality on the part of those parties.

As of December 31, 2004, we had 44 issued United States patents and have received notices of allowance for 9 other United States patent applications. As of that date, we had 81 pending patent applications in the United States and 85 granted foreign patents. We also have 23 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States and 355 foreign national patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use, and processes for making our compounds along with methods of design, synthesis, selection and use relevant to multivalency in general and to our research and development programs in particular.

United States issued patents and foreign patents generally expire 20 years after filing. The patent rights relating to telavancin owned by us currently consist of 2 issued United States patents that expire between 2019 and 2021, 3 allowed United States patent applications and 9 pending United States patent applications, and counterpart patents and patent applications in a number of jurisdictions, including Europe. The patent rights relating to GSK 159797 owned by us and licensed to GSK consist of 3 issued United States patents that expire in 2019, 1 allowed United States patent application and 3 pending United States patent applications, and counterpart patents and patent applications in a number of jurisdictions, including Europe. Nevertheless, issued patents can be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position we will need to obtain effective claims and enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

We have entered into a License Agreement with Janssen Pharmaceutical pursuant to which we have licensed rights under certain patents owned by Janssen covering an excipient used in the formulation of telavancin. We believe that the general and financial terms of the agreement with Janssen are ordinary course terms. Pursuant to the terms of this license agreement, we are obligated to pay royalties and milestone payments to Janssen based on any commercial sales of telavancin. The license is terminable by us upon prior written notice to Janssen or upon an uncured breach or a liquidation event of one of the parties. We do not anticipate the royalty, milestone or other payments that may be made to Janssen under the terms of the License Agreement to be material to our financial results.

Competition

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

Telavancin.   We anticipate that, if approved, telavancin will compete with vancomycin, a generic drug that is manufactured by a variety of companies and was used for over 80% of treatment days associated with resistant Gram-positive infections, as well as other drugs targeted at Gram-positive bacterial infections. These include daptomycin (marketed by Cubist Pharmaceuticals), linezolid (marketed by Pfizer Inc) and quinupristin/dalfopristin (marketed by Sanofi-Aventis and King Pharmaceutical). In addition, dalbavancin (being developed by Vicuron Pharmaceuticals) and ceftobiprole (being developed by Basilea Pharmaceutica and Johnson & Johnson) are in late-stage clinical studies and represent potential competition for telavancin.

GSK Beyond Advair Collaboration.   We anticipate that, if approved, any product from our Beyond Advair collaboration with GSK will compete with a number of approved bronchodilator drugs and drug candidates under development that are designed to treat asthma and COPD. These include salmeterol and fluticasone (marketed by GSK), formoterol (marketed by Novartis and AstraZeneca), and tiotropium (marketed by Boehringer Ingelheim and Pfizer Inc). In addition, QAB 149 (being developed by Novartis) is in late stage clinical studies and represents potential competition for any product from our Beyond Advair collaboration.

Overactive Bladder.   We anticipate that, if approved, TD-6301 would compete with tolterodine (marketed by Pfizer Inc), oxybutinin (marketed by Ortho-McNeil Pharmaceutical, Inc. and Watson Pharmaceuticals), trospium (marketed by Indevus Pharmaceuticals, Inc.), darifenacin (marketed by Novartis) and solifenacin (marketed by GSK and Yamanouchi Pharmaceutical Co., Ltd.).

In addition, as the principles of multivalent medicine design become more widely known and appreciated based on patent and scientific publications and regulatory filings, we expect the field to become highly competitive. Pharmaceutical companies, biotechnology companies and academic and research institutions may seek to develop product candidates based upon the principles underlying our multivalent technologies.

Employees

As of December 31, 2004, we had 246 full-time employees, over 191 of which were primarily engaged in research and development activities. None of our employees are represented by a labor union. We consider our employee relations to be good.

Available Information

Our Internet address is www.theravance.com. Our investor relations website is located at http://ir.theravance.com. We make available free of charge on our investors relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report that we file with or furnish to the SEC.

ITEM 2.                PROPERTIES

Our headquarters are located in South San Francisco, California, and consist of two leased buildings of approximately 110,000 and 60,000 square feet, respectively. The leases expire in March 2012 and may be extended for two additional five-year periods. The current annual rental expense under these leases is approximately $5.6 million, subject to annual increases. We currently sublease 20,000 square feet of this space to a single tenant. This sublease expires in June 2005. We may require additional space as our business expands.

ITEM 3.                LEGAL PROCEEDINGS

Currently, we are not a party to any material legal proceedings. In the future, we may become involved in litigation from time to time in the ordinary course of our business.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)    Our Common Stock has been traded on The NASDAQ National Market under the symbol “THRX” since October 5, 2004. The following table sets forth the high and low sales prices of the Company’s Common Stock for the periods indicated and are as reported on The NASDAQ National Market:

Calendar Quarter	High	Low
2004
Fourth Quarter (from October 5, 2004)	$19.06	$15.01

As of February 28, 2005, there were approximately 657 stockholders of record of our Common Stock. There is no established public trading market for our Class A common stock, all of which is owned by GSK.

Dividend Policy

We currently intend to retain any future earnings to finance our research and development efforts, the development of our proprietary technologies and the expansion of our business and do not intend to declare or pay cash dividends on our capital stock in the foreseeable future.

Unregistered Sales of Equity Securities

For the year ended December 31, 2004, we granted options to purchase an aggregate of 3,758,807 shares of our common stock to our employees, directors and consultants under our 1997 Stock Plan and 2004 Equity Incentive Plan. For the year ended December 31, 2004, we issued an aggregate of 338,581 shares of common stock pursuant to the exercise of stock options for cash consideration with an aggregate exercise price of $1,712,726. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

(b)          Use of Proceeds from Registered Securities.

We effected the initial public offering of our common stock pursuant to Registration Statements on Form S-1 (File No. 333-116384 and File No. 333-119527) that were declared effective by the Securities and Exchange Commission on October 4, 2004 and October 5, 2004, respectively.

We paid to the underwriters underwriting discounts and commissions totaling approximately $7.9 million in connection with the offering. In addition, we incurred additional expenses of $3.2 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of $11.1 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $102.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any of our other affiliates.

We expect to use the net proceeds of our initial public offering to partially fund our Phase 3 clinical studies of telavancin. We initiated four of these studies in September and October 2004 and January and February 2005. This expected use of the net proceeds of our initial public offering represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including the ongoing status and results of the Phase 3 telavancin clinical studies and our ability to enter into a partnership with a pharmaceutical company regarding telavancin, which could result in some or all of the clinical study costs for the telavancin program being paid by such partner. From October 4, 2004, the effective date of the registration statement for our initial public offering, to December 31, 2004, we estimate approximately $6.0 million, consisting entirely of third party expenses, of the net offering proceeds were used to fund our Phase 3 clinical studies of telavancin. Such use of proceeds payments were not paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any of our affiliates.

Equity Compensation Plans

The information required by this item concerning the Company’s equity compensation plans is discussed in Item 12 of Part III of this Annual Report on Form 10-K.

(c)           Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/05/2004 to 12/31/2004	21 shares*	$1.32	0	0

*                    Shares repurchased pursuant to the terms of a stock option agreement.

ITEM 6.              SELECTED FINANCIAL DATA

The following tables reflect selected consolidated summary financial data for each of the last five fiscal years and are derived from our audited financials statements. This data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The per share data shown below have been restated to reflect the Company’s one for 1.55 reverse stock split, effected September 27, 2004.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue from related party	$8,940	$3,605	$156	$—	$—
Operating expenses:
Research and development(1)	86,996	61,704	66,481	53,773	49,802
General and administrative	19,818	12,153	11,817	10,506	10,937
Stock-based compensation(2)	8,521	2,214	4,941	10,134	43,188
Total operating expenses	115,335	76,071	83,239	74,413	103,927
Loss from operations	(106,395)	(72,466)	(83,083)	(74,413)	(103,927)
Interest and other income	4,564	3,373	4,990	11,530	10,193
Interest expense	(823)	(1,490)	(1,134)	(1,962)	(1,201)
Net loss	$(102,654)	$(70,583)	$(79,227)	$(64,845)	$(94,935)
Basic and diluted net loss per common share(3)	$(3.08)	$(10.37)	$(12.50)	$(11.73)	$(24.94)
Shares used in computing net loss per common share(3),(4),(5),(6)	33,283	6,809	6,336	5,526	3,806
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$257,141	$89,152	$148,550	$152,976	$203,995
Working capital	229,431	71,085	112,720	142,649	194,885
Total assets	286,022	125,449	192,715	188,749	246,854
Long-term liabilities	60,618	37,494	18,187	7,916	11,713
Convertible preferred stock	—	367,358	367,358	327,107	327,107
Accumulated deficit	(468,604)	(365,950)	(295,367)	(216,140)	(151,295)
Total stockholders’ equity (deficit)	190,367	(299,566)	(231,934)	(157,752)	(102,918)

(1)          Research and development expenses in 2001 and 2000 include a charge of $650,000 and $5.1 million, respectively, for acquired in-process research and development, impairment of intangible assets and other charges related to an acquisition in 1999.

(2)          Stock-based compensation, consisting of amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, is allocated as follows:

Research and development	$4,631	$1,300	$3,398	$6,574	$24,403
General and administrative	3,890	914	1,543	3,560	18,785
Total non-cash stock-based compensation	$8,521	$2,214	$4,941	$10,134	$43,188

(3)          Share and per share amounts for all periods reflect the effect of a one for 1.55 reverse stock split effected September 27, 2004.

(4)          In May 2004, all shares of convertible preferred stock were converted into common stock.

(5)          In May 2004, GSK, through an affiliate, purchased 6.4 million shares of Class A common stock for $108.9 million.

(6)          On October 5, 2004, the Company completed its initial public offering with the sale of 7,072,500 shares of common stock. Net proceeds, after underwriters’ commissions and offering expenses, totaled $102.1 million. Contemporaneously with the closing of its initial public offering, the Company sold 433,757 shares of its Class A common stock to an affiliate of GSK in a private transaction for total proceeds of $6.9 million.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (MD&A) is intended to facilitate an understanding of our business and results of operations. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section entitled “Factors Affecting Results, Including Risks and Uncertainties” immediately following this MD&A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Of our six programs in development, two are in late stage—telavancin and the Beyond Advair collaboration with GSK. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, overactive bladder and gastrointestinal disorders. By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets.

We commenced operations in 1997, and as of December 31, 2004, we had an accumulated deficit of $468.6 million. None of our products have been approved for marketing and sale to patients and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development. We anticipate that research and development expenses will increase significantly, in particular, due to two telavancin Phase 3 clinical studies we initiated for complicated skin and soft tissue infections in September and October 2004 and two Phase 3 telavancin clinical studies we initiated for hospital acquired pneumonia in January and February 2005. These four Phase 3 clinical studies will increase our research and development expenses significantly through at least 2006. Also we may experience higher spending on other programs to the extent that we enter later-stage clinical studies for our product candidates currently in Phase 1 or 2, and as we advance the development of our other product candidates. Depending on the timing and structure of corporate collaborations, increases in spending may be partially offset by reimbursements or assumption of development costs by corporate partners.

The clinical development of our product candidates takes many years and requires substantial expenditures. Due to the numerous uncertainties related to drug development, we are unable to estimate the length of time or costs that will be required to complete the development of our product candidates and receive regulatory approval. Furthermore, even if we obtain regulatory approval, we cannot guarantee that a partner or we will be able to successfully commercialize our medicines. We currently have no internal manufacturing capacity or sales capabilities and have limited marketing capabilities. As a result, our ability to achieve revenue and profitability is principally dependent on our ability to collaborate with partners in order to successfully complete the development of our product candidates, conduct clinical studies, obtain necessary regulatory approvals and manufacture and commercialize our product candidates.

Initial Public Offering

In October 2004, we completed our initial public offering with the sale of 7,072,500 shares of common stock. Net proceeds, after underwriters’ discounts and commissions and estimated offering expenses, totaled $102.1 million. Contemporaneously with the closing of our initial public offering, we sold 433,757 shares of our Class A common stock to an affiliate of GSK in a private transaction for total proceeds of $6.9 million.

We currently expect to continue to use the total net proceeds of our initial public offering to partially fund four telavancin Phase 3 clinical studies. We initiated these four programs in September and October 2004 and January and February 2005, respectively.

Our Development Programs

Our two major telavancin Phase 3 clinical studies in complicated skin and soft tissue infections and hospital-acquired pneumonia will significantly increase our research and development expenses through at least 2006. However, the amount and timing of the actual expenses will depend upon a number of factors including, in particular, clinical trial enrollment rates and the timing and structure of any collaboration in which the partner may incur a portion of the expenses.

In our respiratory disease program, GSK is responsible for all development and commercialization costs associated with our Beyond Advair collaboration as well as our LAMA and MABA programs under the terms of our Beyond Advair collaboration and 2004 strategic alliance, respectively. We participate in the joint steering and project committees associated with these programs and are not reimbursed for our participation.

We will be responsible for all development costs associated with our product candidates in our other development programs unless GSK exercises its right to license a development program pursuant to our strategic alliance or we enter into a collaboration agreement with a third party that provides otherwise. Development timelines and costs are difficult to estimate and may vary significantly for each product candidate from quarter to quarter. Preclinical studies and clinical studies are expensive and take many years to complete. Furthermore, the process of seeking regulatory approvals and the subsequent compliance with applicable regulations require substantial expenditures.

In addition to our development programs, we also currently have an active discovery effort underway to discover and move new product candidates from existing programs to development. We are currently responsible for all of these discovery costs.

Research and Development Expenses

Research and development expenses consist of costs of our drug discovery efforts, conducting preclinical studies and clinical studies, activities related to regulatory filings, patent prosecution related to our development programs and manufacturing development efforts. Research and development expenses include: external research and development expenses incurred under agreements with third-party contract research organizations, third-party contract manufacturing organizations and consultants; employee-related expenses such as, salaries and benefits; and facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies. We outsource to third parties a substantial portion of our preclinical studies and all of our clinical studies and manufacturing of raw materials, active pharmaceutical ingredient and finished product.

General and Administrative Expenses

General and administrative expenses generally include salaries and benefits, professional fees and facility costs. We anticipate that general and administrative expenses will increase to support our growing development, manufacturing and commercialization efforts. We also expect to incur additional costs associated with operating as a public company.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We periodically evaluate our material estimates and judgments based upon the terms of underlying agreements, the expected course of development, historical experience and other factors that we believe are reasonable under the circumstances. The results of this evaluation form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical study expenses and stock-based compensation charges are most critical in fully understanding and evaluating our reported financial results.

Revenue Recognition

In connection with our agreements with GSK, we recognize revenue from non-refundable, upfront fees and development milestone payments ratably over the term of our performance under the agreements. These payments are recorded as deferred revenue pending recognition. When the period of deferral cannot be specifically identified from the agreement, management estimates the period based upon critical factors contained within the agreement and other relevant facts. We periodically review the estimated performance period, which could impact the deferral period and, therefore, the timing and the amount of revenue recognized. Significant milestones in the development process typically include initiation of various phases of clinical studies and approvals by regulatory agencies. To date, we have not recorded a material adjustment of our revenue recognition estimates.

We have been reimbursed by GSK for certain external development costs under the Beyond Advair collaboration agreement and the GSK strategic alliance. Such reimbursements have been reflected as a reduction of research and development expense and not as revenue.

Preclinical Study and Clinical Study Expenses

A substantial portion of our preclinical studies and all of our clinical studies have been performed by third-party contract research organizations (CROs). Some CROs bill monthly for services performed, while others bill based upon milestones achieved. We review the activities performed under the significant contracts each quarter. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and percentage of work completed to date. Vendor confirmations are obtained for contracts with longer duration when necessary to validate our estimate of expenses. Our estimates are highly dependent upon the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending. No material adjustments to preclinical study and clinical study expenses have been recognized.

Stock-based Compensation

Deferred stock-based compensation.   Deferred stock-based compensation for stock options granted to employees is recorded when the fair value of our common stock exceeds the exercise price of the stock options on the date of measurement, which is typically the date of grant. Deferred stock-based compensation is amortized using the accelerated method over the vesting periods of the related options, generally four years. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher expenses in earlier years than straight-line vesting.

The amount of stock-based compensation expense expected to be amortized in future periods may decrease if unvested options for which deferred stock-based compensation has been recorded are subsequently cancelled or may increase if future option grants are made with exercise prices below the deemed fair value of the common stock on the date of measurement.

The Company recorded deferred stock-based compensation of $17.4 million and $1.5 million in 2004 and 2003, respectively, due to options granted below the deemed fair market value on the option grant dates prior to our public offering in October 2004. In addition, a portion of the Company’s deferred stock-based compensation was established in 1999 and 2000 due to the Company granting options at exercise prices less than the deemed fair market value on the date of grant.

Other stock-based compensation.   Other stock-based compensation generally consists of the fair value of options granted to non-employees, such as consultants and advisors, calculated using the Black-Scholes method. These options are subject to periodic remeasurement over the vesting period as services are rendered based on changes in the fair value of our common stock. As a result, other stock-based compensation charges in future periods may vary significantly.

Agreements with GlaxoSmithKline

2002 Beyond Advair Collaboration

In November 2002, we entered into a collaboration agreement with GSK to develop and commercialize product candidates for the treatment of asthma and COPD. Each company contributed four LABA product candidates to the collaboration. We received an initial cash payment from GSK of $10.0 million in December 2002. In addition, we also sold $40.0 million of our Series E preferred stock to GSK. In connection with this collaboration, in 2003 we received cash payments totaling $30.0 million as development milestones were achieved, and another $15.0 million was received in the first half of 2004.

We recorded the initial cash payment and subsequent milestone payments as deferred revenue, to be amortized ratably over our estimated period of performance (the product development period), which we currently estimate to be eight years from the collaboration’s inception. Collaboration revenue was $7.0 million, $3.6 million and $156,000 in 2004, 2003 and 2002, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, we recorded $385,000, $3.1 million and $1.3 million in 2004, 2003 and 2002, respectively, for certain costs related to the collaboration that were reimbursable by GSK as an offset to research and development expense.

GSK has agreed to make additional payments to us based on achievement of development, regulatory or commercial milestones over the development period. In addition, payments may be received based on product sales milestones subsequent to the estimated eight-year development period. In the event that a LABA product candidate discovered by us is successfully developed and commercially launched in multiple regions of the world, these payments could total up to $450.0 million, of which $150.0 million would be attributable to the product candidates reaching certain sales thresholds. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we are obligated to make milestone payments of up to $220.0 million. Based on available information, we do not estimate that any significant portion of these potential milestone payments to GSK are likely to be made in the next four years. GSK will pay us the same royalty payments from product sales containing any LABA commercialized from this collaboration regardless of the origin of the compound. The royalty structure would result in an average percentage royalty rate in the low to mid-teens at annual net sales up to approximately $4.0 billion, and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

2004 Strategic Alliance

In March 2004, we entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the alliance agreement, we received a $20.0 million payment in May 2004. This payment is being amortized over the initial period during which GSK may exercise it right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years. In connection with the strategic alliance, we recognized $1.7 million in revenue in 2004. In addition, in May 2004, GSK, through an affiliate, purchased approximately 6.4 million shares of our Class A common stock. GSK’s current percentage ownership in our outstanding stock is 17.7%. GSK also has an option to increase its ownership to up to approximately 60% in 2007 and to maintain its current ownership percentage until then.

The alliance provides GSK with an option to license, on an exclusive, worldwide basis, product candidates from all of our existing discovery and development programs, or discovery and development programs initiated prior to September 1, 2007. Upon licensing a program, GSK is responsible for all development, manufacturing and commercialization activities for such programs. Consistent with our strategy, we will be obligated at our sole cost to discover two structurally different product candidates for certain programs that GSK licenses. We may receive clinical, regulatory and commercial milestone payments based on performance and royalties on any future sales. The royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue we receive, the total upfront and milestone payments that we could receive could range from up to $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. GSK is not obligated to license any of our development programs. If GSK does not exercise its right to license with respect to a development program, we will need to collaborate with another third party or we will incur significant development costs and potential delays in the development of the program until funding is available.

In August 2004, GSK exercised its right to license our LAMA program for the treatment of COPD pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years. The Company recognized $238,000 in revenue in 2004. Additionally, we recorded $2.1 million in 2004 as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK. Also in August 2004, GSK informed us of its decision not to license our bacterial infections program.

Recently GSK informed us of its decision to exercise its right to license our MABA program for the treatment of COPD and possibly asthma pursuant to the terms of the strategic alliance, and its decision not to license our anesthesia program. We have received a $5.0 million payment from GSK in connection with license of our MABA program in March 2005.

GSK may increase its ownership in our outstanding stock to up to approximately 60% through the issuance by us to GSK of the number of shares of our common stock that we may be required to redeem from our stockholders as described below. In July 2007, GSK has the right to require us to redeem (“call”), and upon notice of such redemption, each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption, 50% of our common stock held by such stockholder at $54.25 per share. If GSK does not exercise this right, each of our stockholders (including GSK, to the extent GSK holds common stock) has the right to require us to redeem (“put”) up to 50% of their common stock at $19.375 per share in August 2007. In either case, GSK is contractually obligated to pay to us the funds necessary for us to redeem the shares of common stock from our stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525.0 million. We are under no obligation to redeem our shares under the call or the put until we receive from GSK funds to redeem the shares. Alternatively, if our stockholders exercise the put, GSK may elect to purchase the shares of common stock that are put directly from our stockholders. In connection with those arrangements, we have agreed not to issue new shares, which would cause the potential put liability to exceed $525.0 million. If GSK’s ownership increases to more than 50% in 2007 as a result of the call or put, it will receive an extension of its option to license our programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

Results of Operations

Revenue.   We recognized revenue of $8.9 million, $3.6 million and $156,000 in 2004, 2003 and 2002, respectively, from the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and strategic alliance agreements. Through December 31, 2004, we have received a $10.0 million payment for entering into the Beyond Advair collaboration and $45.0 million of milestone payments under this collaboration that are being amortized into revenue ratably through 2010. In May 2004, we received a $20.0 million payment from GSK representing partial consideration for the right to license our programs under the strategic alliance agreement. This payment is being amortized over the estimated term during which GSK can license our programs, which is currently estimated to extend through September 2011. In August 2004, we received a $5.0 million payment from GSK in connection with licensing our LAMA program, which is being amortized ratably through 2011. Revenue in 2005 will be comprised of the ongoing amortization of deferred revenue that relates to the $80 million of upfront and milestone payments received, as of the year ended December 31, 2004, under our agreements with GSK and any additional upfront or milestone payments earned under current or new agreements with GSK or other partners.

Research & Development

Research and development expenses (in millions):

	Year Ended December 31,
	2004	2003	2002
External research and development	$34.9	$15.8	$20.2
Employee-related	32.6	26.2	25.6
Facilities, depreciation and other allocated	19.5	19.7	20.7
Total research and development expenses	$87.0	$61.7	$66.5

Research and development expenses increased 41% in 2004, compared to 2003. This increase was primarily the result of higher external research and development expenses and increased employee costs. The higher external development costs were primarily driven by increased spending on telavancin and

TD-6301, our OAB candidate, of $15.1 million, primarily related to further progress in clinical studies and external research and development expenses for the other development and discovery programs, which increased by $4.0 million compared to 2003. Employee-related expenses were higher in 2004 due to the forgiveness of an executive loan in June 2004 of $1.0 million and related employee income and employment taxes of $746,000, and higher salary and benefits costs compared to 2003. Facilities, depreciation and other allocated expenses were relatively unchanged in 2004 compared to 2003.

Research and development expenses decreased 7% in 2003 compared to 2002. This decrease was primarily the result of lower external research and development expenses incurred with third parties in 2003. This decrease was due to a decline in development costs of $2.7 million related to our telavancin program, which had large preclinical safety studies conducted and higher orders for clinical supplies costs in 2002 compared to 2003. In addition, Beyond Advair development costs declined by $2.6 million in 2003, due to lower costs in 2003 as GSK assumed full responsibility for development costs under the Beyond Advair collaboration agreement that we entered into in November 2002. These declines were partially offset by increases in external research and development expenses of $743,000 related to other development and discovery programs. Employee-related expenses increased in 2003 principally due to costs associated with hiring new employees. Facilities, depreciation and other allocated expenses declined in 2003 compared to 2002 due to our subleasing a portion of our facilities.

We anticipate that research and development expenses will continue to increase substantially in 2005 and subsequent years as we increase our research and development efforts and as our existing and future product candidates proceed through preclinical studies and more costly clinical studies. We expect our external research and development expenses to increase significantly through at least 2006, primarily driven by the four Phase 3 clinical studies for telavancin initiated in September and October 2004 and January and February 2005. Other external research and development expenses will be driven by our ongoing development efforts in overactive bladder and gastrointestinal prokinetic studies and any additional drug discovery programs that we may move into development. However, actual expenses may vary considerably based upon timing of program initiation, trial enrollment rates, and the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

General and administrative.   General and administrative expenses increased to $19.8 million in 2004 from $12.2 million in 2003. This increase was primarily related to the forgiveness of an executive loan in June 2004 of $3.0 million, which was net of forgiveness expense recorded in prior periods, related employee income and employment taxes of $2.9 million, an increase in consulting and business development expenses, and expenses related to the GSK strategic alliance in 2004. General and administrative expenses increased to $12.2 million in 2003, from $11.8 million in 2002, due to an increase in employee-related costs that was partially offset by lower financing and facilities costs.

Excluding the impact of the 2004 executive loan forgiveness, we anticipate general and administrative expenses will increase in 2005 and subsequent years to support our discovery and development efforts, commercial development activities and expanded operational infrastructure, including costs associated with operating as a public company.

Stock-based compensation.   Stock-based compensation expense increased to $8.5 million in 2004 from $2.2 million in 2003. These amounts reflect the amortization of deferred stock-based compensation, much of which was recorded in 2004 and 2003. In 2004 we recorded deferred stock-based compensation of $17.4 million for stock options granted in 2004 at prices below the deemed fair value of our common stock on the option grant dates. Stock-based compensation expense declined to $2.2 million in 2003 from $4.9 million in 2002, reflecting higher amortization of expense for deferred stock-based compensation recorded in earlier periods under the accelerated method.

Interest and other income.   Interest and other income include interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities.

Interest income increased to $4.6 million in 2004 from $3.4 million in 2003, due to higher cash balances following the closing of the GSK strategic alliance in May 2004 and the closing of our initial public offering in October 2004. This increase was partially offset by a lower rate of return in 2004. Interest and other income decreased to $3.4 million in 2003 from $5.0 million in 2002. The decrease was due to lower rates of return on our investment portfolio and a lower average cash balance in 2003.

Interest and other expense.   Interest and other expense include interest expense on capital lease and debt arrangements. Interest and other expense decreased to $823,000 in 2004 from $1.5 million in 2003 due to declining capital lease and debt balances. Interest expense rose to $1.5 million in 2003 from $1.1 million in 2002 due to a full year of interest expense on equipment and tenant improvement loans, both of which were effective beginning in mid-2002.

Income Taxes

At December 31, 2004, we had net operating loss carryforwards for federal income taxes of $309.0 million and federal research and development tax credit carryforwards of $5.9 million. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. We recorded a valuation allowance to offset in full the benefit related to the deferred tax assets because realization of these benefits is uncertain.

Liquidity and Capital Resources

As of December 31, 2004, we had $257.1 million in cash, cash equivalents and marketable securities, excluding $4.5 million in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment.

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the call and put arrangements with GSK in 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock, or securities that are vested and exercisable or convertible into shares of common stock, to be outstanding. After estimating the number of shares we will require for equity incentive plans through the termination of the call and put arrangements, we believe that we may issue up to a total of approximately 5.0 million new shares of capital stock for capital raising purposes. In addition:

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

These limits on issuing equity and debt could leave us without adequate financial resources to fund our discovery and development efforts in the event that GSK does not license development programs pursuant to our alliance agreement and no other third parties enter into collaborations with us for these programs. This could result in a reduction of our discovery and development efforts and our ability to commercialize product candidates and generate revenues and may cause us to enter into collaborations with third parties on less favorable terms.

We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into clinical studies, which are very expensive. We also expect expenditures to increase as we invest in administrative infrastructure to support our expanded operations.

We believe that our cash and cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs for at least the next year.

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

Cash Flows

Net cash used in operating activities was $47.9 million and $31.7 million in 2004 and 2003, respectively. The increase in cash used in operations of $16.2 million was primarily due to an increase of $28.0 million in cash research and development and general and administrative expenses, partially offset by an increase of $10.0 million in cash payments from GSK related to the 2004 strategic alliance. Net cash used in operating activities was $31.7 million and $58.6 million in 2003 and 2002, respectively. The decrease of cash used in operations of $26.9 million was primarily due to a $20.0 million increase in cash payments from GSK related to the LABA collaboration and an approximately $8.7 million decrease in cash operating expenses, partially offset by a $1.6 million decrease in interest and other income due to lower interest rates and cash balances.

Net cash used in investing activities was $100.3 million and $13.6 million in 2004 and 2003, respectively. The increase of cash used in investing activities of $86.7 million was primarily due to the increase of $89.2 million in net purchases of marketable securities with cash received from the initial public offering and the GSK strategic alliance, partially offset by a decrease in notes receivable of $3.7 million. Investing activities used cash of $13.6 million and provided cash of $51.6 million in 2003 and 2002, respectively. The increase of cash used in investing activities of $65.2 million was primarily due to an approximate $77.2 million decrease in net sales of marketable securities. This increase was partially offset by an approximately $6.2 million higher capital expenditures related to leasehold improvements in 2002 and approximately $5.8 million higher increase in notes receivable in 2002 for loans extended to assist relocating employees with the purchase of their primary residence.

Financing activities provided cash of $213.9 million and used cash of $27.8 million in 2004 and 2003, respectively. The increase in cash provided by financing activities of $241.6 million was primarily due to $109 million in net proceeds received from our initial public offering and concurrent sale of Class A common stock to GSK in October 2004 and GSK’s purchase of our Class A common stock for $108.9 million in connection with the May 2004 strategic alliance. Financing activities used cash of $27.8 million and provided cash of $66.8 million in 2003 and 2002, respectively. The decrease in cash provided by financing activities of $94.5 million was primarily due to GSK’s purchase of $40.0 million of convertible preferred stock in 2002 in connection with the Beyond Advair collaboration and the 2003 repayment of $25.0 million under a line of credit.

Contractual Obligations and Commitments

Our major outstanding contractual obligations relate to our notes payable, capital leases from equipment financings, operating leases and fixed purchase commitments under contract research, development and clinical supply agreements. These contractual obligations as of December 31, 2004, are as follows (in millions):

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$0.3	$0.2	$0.2	$0.3	$1.0
Capital lease obligations	2.4	1.0	—	—	3.4
Operating leases	6.6	13.0	12.4	14.8	46.8
Purchase obligations	6.3	0.6	—	—	6.9
Total	$15.6	$14.8	$12.6	$15.1	$58.1

As security for performance of our obligations under the operating leases for our headquarters, we have issued letters of credit totaling $3.8 million, collateralized by an equal amount of restricted cash. Additionally, we have restricted cash of $677,000 as collateral for certain equipment leases. The terms of these facilities and equipment leases require us to maintain an unrestricted cash and marketable securities balance of at least $50.0 million on the last day of each calendar quarter.

Pursuant to our 2002 collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we are obligated to make milestone payments of up to an aggregate of $220.0 million. Based on available information, we do not estimate that any significant portion of these potential milestone payments to GSK are likely to be made in the next four years.

On July 1, 2002, we extended a loan to Mr. Winningham, our Chief Executive Officer, in the principal amount of $3.8 million pursuant to the terms of his employment offer letter. The proceeds from the loan were used by Mr. Winningham to purchase his principal residence. The note was interest free, with principal due on July 1, 2012, subject to acceleration upon borrower’s cessation of employment under certain circumstances and certain other events. The loan provided that 50% of the principal of such loan was to be forgiven on his fifth anniversary of employment with us and an additional 16% of the original principal was to be forgiven on his seventh anniversary with us. The loan was secured by a second deed of trust on the residence and a pledge of 774,192 shares of stock issuable upon exercise of his options. The largest aggregate amount of indebtedness outstanding under this loan during 2004 was $3.8 million.

On June 4, 2004, we entered into an agreement with our chief executive officer, Mr. Winningham pursuant to which we agreed to forgive Mr. Winningham’s housing loan in the amount of $3.8 million thereby extinguishing his debt in full, in recognition of Mr. Winningham entering into a lock-up agreement with us and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options prior to September 2007 and agreed not to put a portion of the shares purchasable under his options to purchase common stock in 2007 pursuant to the call and put arrangements with GSK. Also, Mr. Winningham agreed to deposit an additional 129,032 shares of common stock purchasable under an option into escrow if he exercises the option prior to September 7, 2007. Should Mr. Winningham leave our employ due to voluntary resignation or a termination by us for cause, then he will forfeit any of these shares deposited into escrow. Subject to continued employment, we will release any shares from escrow over the following periods: 25% on December 31, 2005, 25% on December 31, 2006, and the balance on September 7, 2007. We will release the shares immediately should Mr. Winningham die or leave our employ due to disability. The net balance of the loan, $3.0 million, representing the original principal amount of $3.8 million, less a reserve of approximately $800,000 for forgiveness under the original terms of the loan that was recorded in prior periods, plus $2.9 million of related income and employment taxes, was recorded as general and administrative expense.

On February 27, 2002, we extended a loan to Dr. Humphrey, our Executive Vice President, Research, in the principal amount of $1,000,000 pursuant to the terms of his employment offer letter. The proceeds from the loan were used by Dr. Humphrey to purchase his principal residence. The note was interest free, with principal due on February 27, 2012, subject to acceleration upon borrower’s cessation of employment under certain circumstances and certain other events. The loan was secured by a deed of trust on the residence and a pledge of 387,096 shares of stock issuable upon exercise of his options. The largest aggregate amount of indebtedness outstanding under this loan during 2004 was $953,500.

On June 4, 2004, we entered into an agreement with Dr. Humphrey pursuant to which we agreed to forgive Dr. Humphrey’s housing loan in the amount of $953,500, thereby extinguishing his debt in full, in recognition of Dr. Humphrey entering into a lock-up agreement with us and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options prior to September 2007 and agreed not to put a portion of the shares purchasable under his options to purchase common stock in 2007 pursuant to the call and put arrangements with GSK. Also, Dr. Humphrey agreed to deposit an additional 62,696 shares of common stock purchasable under options into escrow if he exercises the options prior to September 7, 2007. Should Dr. Humphrey leave our employ due to voluntary resignation or a termination by us for cause, then he will forfeit any of these shares deposited into escrow. Subject to continued employment, we will release any shares from escrow over the following periods: 25% on December 31, 2005, 25% on December 31, 2006, and the balance on September 7, 2007. We will release the shares immediately should Dr. Humphrey die or leave our employ due to disability. The full amount of this loan, plus related income and employment taxes of $746,000, was recorded as research and development expense.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business and us.

Risks Related to our Business

If our product candidates are determined to be unsafe or ineffective in humans, we will not receive product revenue.

We have never commercialized any of our product candidates. We are uncertain whether any of our compounds or product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery is unproven and may not result in the creation of successful medicines. The risk of failure for all of our compounds and product candidates is high. To date, the data supporting our drug discovery and development programs is derived solely from laboratory and preclinical studies and limited clinical studies. Our most advanced product candidate, telavancin, is currently in Phase 3 clinical studies. In addition, a number of other compounds remain in the lead identification, lead optimization and preclinical testing stages. It is impossible to predict when or if any of our compounds and product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, we will not receive product revenue.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product sales revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of December 31, 2004, we had an accumulated deficit of $469 million. We expect our research and development expenses to continue to increase as we continue to expand our development programs. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our products and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next year. We expect to require additional capital after that period.

In addition, if GSK is granted regulatory approval and launches a medicine containing a LABA product candidate discovered by GSK, we would be required to pay GSK milestone payments of up to an aggregate of $220.0 million under our Beyond Advair collaboration. We may also need to raise additional funds if we choose to expand more rapidly than we presently anticipate. We may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, our ability to raise debt and equity financing is constrained by our alliance with GSK and we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts. This could harm our business, prospects and financial condition and cause the price of our common stock to fall.

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

In addition, while our alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has only licensed our long-acting muscarinic antagonist (LAMA) program and our bifunctional muscarinic antagonist-beta agonist (MABA) program under the terms of the strategic alliance agreement. To date GSK has chosen not to license our bacterial infections program and our anesthesia program. There can be no assurance that GSK will license any other development program under the terms of the strategic alliance agreement, or at all. GSK’s failure to license our development programs could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect our ability to enter into collaborations for these product candidates with third parties and the price of our common stock.

Our relationship with GSK may have a negative effect on our ability to enter into relationships with third parties.

As of December 31, 2004, GSK beneficially owned approximately 17.7% of our outstanding capital stock, and will have the right in July 2007 to acquire up to approximately 60% of our common stock through the exercise of its call right. Other than our bacterial infections program and our anesthesia program, which GSK has not licensed under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our current and future drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs initiated prior to September 1, 2012 if GSK owns more than 50% of our common stock due to exercise of the call right or the put right. In brief, (i) the call right is GSK’s right, in July 2007, to require us to redeem 50% of our common stock held by each stockholder at $54.25 per share, and (ii) the put right is the right of each of our stockholders in August 2007, if GSK has not exercised its call right in July 2007, to require us to redeem up to 50% of their common stock at $19.375 per share. Pharmaceutical companies (other than GSK) that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs. In addition, because GSK may license our development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. Given the restrictions on our ability to raise capital provided for in our agreements with GSK, we may not have sufficient funds to pursue such projects in the event GSK does not license at an early stage. If our ability to work with present or future strategic partners, collaborators or consultants is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, our profitability may be delayed or reduced.

Although GSK has licensed our LAMA and our MABA program, GSK has not licensed our bacterial infections program nor our anesthesia program, and GSK may not license any of our other programs. As a result, we may be required to enter into collaborations with other third parties regarding our bacterial infections program, our anesthesia program, or other programs whereby we have to relinquish material rights, including revenue from commercialization of our medicines on terms that are less attractive than our current arrangements with GSK. Furthermore, our ability to raise additional capital to fund our drug discovery and development efforts is greatly limited as a result of our agreements with GSK. In addition, we may not be able to control the amount of time and resources that our collaborative partners devote to our product candidates and our partners may choose to pursue alternative products. Moreover, these collaboration arrangements are complex and time-consuming to negotiate. If we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators and may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Our inability to successfully collaborate with third parties would increase our development costs and could limit the likelihood of successful commercialization of our product candidates.

We rely on a number of manufacturers for our product candidates and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

We do not have in-house manufacturing capabilities and depend entirely on a number of third-party compound manufacturers and active pharmaceutical ingredient formulators. We do not have long-term agreements with any of these third parties and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our compounds in a timely manner from these third parties could delay clinical studies and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our compounds are subject to the FDA’s current Good Manufacturing Practices regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

We presently do not have sufficient quantities to complete all clinical studies of telavancin, our lead product candidate in our bacterial infections program. We have successfully produced multiple lots of clinical supplies at a new manufacturer. If this new manufacturer fails to continue to produce telavancin at acceptable quantity and quality levels, our clinical studies and any commercialization of telavancin may be delayed. For our other development compounds in clinical development, TD-6301 and TD-2749 we are using a single source for the drug substance and drug product. We believe we currently have adequate supplies of these compounds for development, but if either of these suppliers fails to continue to produce TD-6301 or TD-2749 at acceptable quantity or quality levels, our clinical studies could be delayed.

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

We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing or commercializing products before or more successfully than we do.

Our ability to succeed in the future depends on our ability to demonstrate and maintain a competitive advantage with respect to our approach to the discovery and development of medicines. Our objective is to discover, develop and commercialize new medicines with superior efficacy, convenience, tolerability and/or safety. Because our strategy is to develop new product candidates for biological targets that have been validated by existing medicines or potential medicines in late stage clinical studies, to the extent that we are able to develop medicines, they are likely to compete with existing drugs that have long histories of effective and safe use. We expect that any medicines that we commercialize with our collaborative partners or on our own will compete with existing or future market-leading medicines.

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

Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with the product candidates that we are developing. In addition, in the markets that we are targeting, we expect to compete against current or future market-leading medicines.

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

As of December 31, 2004, GSK beneficially owned approximately 17.7% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock in the future, and in 2007 GSK may exercise its call right to acquire additional shares and thereby increase its ownership up to approximately 60% of our then outstanding capital stock. If GSK exercises this call right, or a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK could own a majority of our capital stock. In addition, GSK currently has the right to designate one member to our 12-member board of directors and, depending on GSK’s ownership percentage of our capital stock after September 2007, GSK will have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

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

Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us. For example, GSK may offer to acquire 100% of our outstanding stock from stockholders in certain circumstances, such as if we are faced with a hostile acquisition offer or if our board of directors acts in a manner to facilitate a change in control of us with a party other than GSK. In addition, pursuant to our strategic alliance agreement with GSK, GSK has the right to license all of our current and future drug discovery and development programs initiated prior to September 1, 2007 or, if GSK acquires more than 50% of our stock in 2007, prior to September 1, 2012. As a result, we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

Our governance agreement with GSK limits our ability to raise debt and equity financing, undertake strategic acquisitions or dispositions and take certain other actions, which could significantly constrain and impair our business and operations.

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the call and put arrangements with GSK in 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock, or securities that are vested and exercisable or convertible into shares of common stock, to be outstanding. After estimating the number of vested and exercisable shares of common stock we will require for equity incentive plans through the termination of the call and put arrangements, we believe that we may issue up to a total of approximately 5.0 million new shares of capital stock for capital raising purposes. In addition:

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

These limits on issuing equity and debt could leave us without adequate financial resources to fund our discovery and development efforts if GSK does not license additional development programs pursuant to our strategic alliance agreement, if we do not enter into alliances with third parties on similar or better terms for these programs, or if we do not earn any of the potentially significant milestones in the programs that we have currently partnered with GSK. These events could result in a reduction of our discovery and development efforts or could result in our having to enter into collaborations with other companies that could require us to share commercial rights to our medicines to a greater extent than we currently intend. In addition, if GSK’s ownership of our capital stock exceeds 50% as a result of the call and put arrangements, we will be prohibited from engaging in certain acquisitions, the disposition of material assets or repurchase of our outstanding stock without GSK’s consent. These restrictions could cause us to forego transactions that would otherwise be advantageous to us and our other stockholders.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. However, the status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2004, we had 44 issued United States patents and have received notices of allowance for 9 other United States patent applications. As of that date, we had 81 pending patent applications in the United States and 85 granted foreign patents. We also have 23 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 355 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate.

In addition, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug discovery and development processes that involve proprietary know-how, information and technology that is not covered by patent applications. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition and results of operations.

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of those products. Although we maintain general liability and product liability insurance, this insurance may not fully cover potential liabilities. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business.

Failure to comply with Internal Control Attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2005, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of fiscal 2005. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005. We have prepared and are implementing a plan of action to assess the effectiveness of our internal control. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

General Company Related Risks

Concentration of ownership will limit your ability to influence corporate matters.

As of December 31, 2004, GSK beneficially owned approximately 17.7% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 18.3% of our outstanding common stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a board member and following September 2007 will have the right to nominate a certain number of board members depending on GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

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

•       announcements regarding GSK’s decisions whether or not to license any of our product development programs;

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended. Substantially all of our remaining shares of common stock outstanding will be eligible for sale pursuant to Rule 144 upon the expiration of 180-day lock-up agreements on April 4, 2005. In addition, to the extent options are exercised, the vested shares so acquired will also be eligible for sale to the public.

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

Recent Accounting Pronouncements

In June 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the recognition and measurement provisions of EITF 03-1, but the disclosure requirements of EITF 03-1 are effective for our fiscal 2004 annual consolidated financial statements. The approved delay applies to all securities within the scope of EITF 03-1. Accordingly, additional disclosures as required by EITF 03-1 are included in Note 4 of the Notes to the Consolidated Financial Statements. We will evaluate the impact of the recognition and measurement provisions of EITF 03-1 once the final guidance is issued.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) requires companies to adopt in the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued.

We are evaluating the requirements of SFAS 123(R) and we expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and earnings per share, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, we believe the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 of our notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents, restricted cash and marketable securities. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with no security having an effective duration in excess of 2 years. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to their very short-term nature, are subject to minimal interest rate risk. We currently do not engage in hedging activities. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investment portfolio. Our outstanding capital lease obligations and notes payable are all at fixed interest rates, and therefore, have minimal exposure to changes in interest rates.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THERAVANCE, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$101,411	$35,748
Marketable securities	155,730	53,404
Receivable from related party	2,124	408
Prepaid and other current assets	5,203	1,688
Total current assets	264,468	91,248
Property and equipment, net	13,242	15,815
Restricted cash and cash equivalents	4,537	6,124
Deferred sublease costs	545	921
Notes receivable	2,989	5,803
Notes receivable from related parties	64	4,562
Other assets	177	976
Total assets	$286,022	$125,449
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,925	$3,199
Accrued personnel-related expenses	7,615	4,441
Accrued clinical and development expenses	5,579	1,849
Other accrued liabilities	2,338	1,929
Current portion of notes payable	262	420
Current portion of capital lease obligations	2,359	3,052
Current portion of deferred revenue	10,959	5,273
Total current liabilities	35,037	20,163
Deferred rent	2,500	2,131
Notes payable	706	967
Capital lease obligations	1,073	3,431
Deferred revenue	56,339	30,965
Commitments and Contingencies
Convertible preferred stock, $0.01 par value; no shares authorized, issued or outstanding at December 31, 2004; 50,000 shares authorized and 47,644 shares issued and outstanding at December 31, 2003, aggregate liquidation preference of $374,468 at December 31, 2003.	—	367,358
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 43,522 and 7,230 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively.	435	72
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at December 31, 2004; no shares authorized, issued or outstanding, at December 31, 2003.	94	—
Additional paid-in capital	669,698	68,737
Notes receivable from stockholders	(495)	(928)
Deferred stock-based compensation	(10,079)	(1,518)
Accumulated other comprehensive income (loss)	(682)	21
Accumulated deficit	(468,604)	(365,950)
Total stockholders’ equity (deficit)	190,367	(299,566)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$286,022	$125,449

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue from related party	$8,940	$3,605	$156
Operating expenses:
Research and development	86,996	61,704	66,481
General and administrative	19,818	12,153	11,817
Stock-based compensation*	8,521	2,214	4,941
Total operating expenses	115,335	76,071	83,239
Loss from operations	(106,395)	(72,466)	(83,083)
Interest and other income	4,564	3,373	4,990
Interest expense	(823)	(1,490)	(1,134)
Net loss	$(102,654)	$(70,583)	$(79,227)
Basic and diluted net loss per common share	$(3.08)	$(10.37)	$(12.50)
Shares used in computing net loss per common share	33,283	6,809	6,336

*                    Stock-based compensation, consisting of amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, is allocated as follows:

	Year Ended December 31,
	2004	2003	2002
Research and development	$4,631	$1,300	$3,398
General and administrative	3,890	914	1,543
Total non-cash stock-based compensation	$8,521	$2,214	$4,941

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Convertible Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-In	Notes Receivable from	Deferred Stock-Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Income (loss)	Deficit	(Deficit)
Balance at December 31, 2001	43,644	$ 327,107	7,174	$ 72	—	—	$ 68,943	$ (2,590)	$ (9,050)	$ 1,013	$ (216,140)	$ (157,752)
Issuance of Series E convertible preferred stock to a collaborative partner for cash at $10.00 per share in December 2002, net of issuance costs of $64	4,000	39,937	—	—	—	—	—	—	—	—	—	—
Stock option exercises at prices ranging from $1.32 to $8.53, net of repurchases	—	—	27	—	—	—	71	108	—	—	—	179
Forgiveness of notes receivable	—	—	—	—	—	—	—	717	—	—	—	717
Stock-based compensation related to grants of stock options to nonemployees	—	—	—	—	—	—	511	—	—	—	—	511
Reversal of deferred stock-based compensation related to employee terminations	—	—	—	—	—	—	(1,823)	—	781	—	—	(1,042)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	5,472	—	—	5,472
Issuance of warrants to purchase Series D-1 convertible preferred stock	—	314	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(79,227)	(79,227)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(792)	—	(792)
Total comprehensive loss												(80,019)
Balance at December 31, 2002	47,644	$ 367,358	7,201	$ 72	—	—	$ 67,702	$ (1,765)	$ (2,797)	$ 221	$ (295,367)	$ (231,934)
Stock option exercises at prices ranging from $1.32 to $8.53, net of repurchases and net of unvested stock options exercised early	—	—	29	—	—	—	100	—	—	—	—	100
Forgiveness and repayments of notes receivable	—	—	—	—	—	—	—	837	—	—	—	837
Stock-based compensation related to grants of stock options to nonemployees	—	—	—	—	—	—	262	—	—	—	—	262
Reversal of deferred stock-based compensation related to employee terminations	—	—	—	—	—	—	(862)	—	220	—	—	(642)
Deferred stock-based compensation	—	—	—	—	—	—	1,535	—	(1,535)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	2,594	—	—	2,594
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(70,583)	(70,583)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(200)	—	(200)
Total comprehensive loss												(70,783)
Balance at December 31, 2003	47,644	$ 367,358	7,230	$ 72	—	—	$ 68,737	$ (928)	$ (1,518)	$ 21	$ (365,950)	$ (299,566)

THERAVANCE, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)
(in thousands)

Stock option exercises at prices ranging from $0.78 to $9.69, net of repurchases and net of unvested stock options exercised early	—	—	329	3	—	—	1,728	—	—	—	—	1,731
Exercise of warrants to purchase 20,000 shares of Series C preferred stock	20	170	—	—	—	—	—	—	—	—	—	—
Exercise of warrants to purchase 4,000 shares of Series A preferred stock	4	5	—	—	—	—	—	—	—	—	—	—
Conversion of Series A through D-1 convertible preferred stock into common stock	(43,668)	(327,596)	28,890	289	—	—	327,307	—	—	—	—	327,596
Conversion of Series E preferred stock into common stock	(4,000)	(39,937)	2,580	26	—	—	39,911	—	—	—	—	39,937
Exchange of common stock for Class A common stock	—	—	(2,580)	(26)	2,580	26	—	—	—	—	—	—
Issuance of common stock for cash in initial public offering, net of offering expenses of $3.2 million	—	—	7,073	71	—	—	101,997	—	—	—	—	102,068
Issuance of Class A common stock, net of issuance costs of $2.8 million	—	—	—	—	6,388	64	105,999	—	—	—	—	106,063
Issuance of Class A common stock for cash concurrent to our initial public offering	—	—	—	—	434	4	6,936	—	—	—	—	6,940
Forgiveness and repayments of notes receivable	—	—	—	—	—	—	—	433	—	—	—	433
Stock-based compensation related to grants of stock options to nonemployees	—	—	—	—	—	—	830	—	—	—	—	830
Reversal of deferred stock-based compensation related to employee terminations	—	—	—	—	—	—	(1,155)	—	815	—	—	(340)
Amortization of deferred stock-based compensation	—	—	—	—	—	—		—	8,032	—	—	8,032
Deferred stock-based compensation	—	—	—	—	—	—	17,408	—	(17,408)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—		(102,654)	(102,654)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(703)	—	(703)
Total comprehensive loss												(103,357)
Balance at December 31, 2004	—	$ —	43,522	$ 435	9,402	$ 94	$ 669,698	$ (495)	$ (10,079)	$ (682)	$ (468,604)	$ 190,367

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows (used in) provided by operating activities
Net loss	$(102,654)	$(70,583)	$(79,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,812	5,209	5,124
Stock-based compensation	8,521	2,214	4,941
Forgiveness of notes receivables	4,308	1,342	1,430
Other non-cash operating activities	(226)	503	119
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	(3,772)	1,092	(2,147)
Accounts payable and accrued liabilities	6,681	1,283	1,086
Accrued personnel-related expenses	3,174	465	(147)
Deferred rent	273	405	532
Deferred revenue	31,060	26,394	9,688
Net cash used in operating activities	(47,823)	(31,676)	(58,601)
Cash flows (used in) provided by investing activities
Purchases of property and equipment	(2,085)	(763)	(6,986)
Purchases of marketable securities	(170,713)	(65,114)	(69,721)
Sales and maturities of marketable securities	67,684	51,264	133,037
Restricted cash and cash equivalents	1,587	1,629	1,820
Deferred sublease costs	—	(38)	(216)
Additions to notes receivable	(708)	(784)	(6,380)
Decrease in notes receivable	3,867	197	22
Net cash (used in) provide by investing activities	(100,368)	(13,609)	51,576
Cash flows provided by (used in) financing activities
Proceeds from notes payables and capital leases	—	—	4,695
Proceeds from line of credit	—	75,000	25,000
Payments on line of credit	—	(3,181)	(3,104)
Payments on notes payables and capital leases	(3,470)	(100,000)	—
Net proceeds from issuances of convertible preferred stock	175	—	39,937
Net proceeds from issuances of common stock	217,149	418	179
Net cash provided by (used in) financing activities	213,854	(27,763)	66,707
Net increase (decrease) in cash and cash equivalents	65,663	(73,048)	59,682
Cash and cash equivalents at beginning of period	35,748	108,796	49,114
Cash and cash equivalents at end of period	$101,411	$35,748	$108,796
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$575	$920	$938
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$367,533	$—	$—
Repurchases/issuances of common stock for notes receivable	$(3)	$26	$108
Deferred financing costs	$—	$—	$300
Deferred stock-based compensation	$17,408	$1,535	$—

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Theravance Inc. (the “Company”) is a biopharmaceutical company with a pipeline of internally discovered product candidates. Of its six programs in development, two are in late stage—telavancin and the Beyond Advair collaboration with GlaxoSmithKline (GSK). Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, overactive bladder and gastrointestinal disorders. By leveraging its proprietary insight of multivalency to drug discovery focused on validated targets, Theravance is pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. The Company was incorporated in November 1996 in Delaware under the name Advanced Medicine, Inc. and began operations in May 1997. The Company changed its name to Theravance, Inc. in April 2002. None of the Company’s products have been approved for marketing and sale to patients and the Company has not received any product revenue to date. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AMI East, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Management’s Estimates

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

Under certain lease agreements and letters of credit, the Company has used cash and cash equivalents as collateral. There was $4.5 million and $6.1 million of restricted cash and cash equivalents related to such agreements at December 31, 2004 and 2003 respectively.

Marketable Securities

The Company classifies its marketable securities as available-for-sale. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in stockholders’ equity (deficit) and included in accumulated other comprehensive income (loss). The cost of securities in this category is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest and other income. The cost of securities sold is based on the specific-identification method.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, receivables from related party, accounts payable and notes payable. Marketable securities are carried at fair value. Cash and cash equivalents, receivable from related party, accounts payable and notes payable are carried at cost and we believe approximate fair value due to the relative short maturities of these instruments.

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Staff Accounting Bulletin No. 101 (SAB 101,) “Revenue Recognition in Financial Statements”, as amended by SAB 104 and Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). In connection with the Company’s agreements with GSK, the Company recognizes revenue from non-refundable, upfront fees and development milestone payments ratably over the term of its performance under the agreements. When the period of deferral cannot be specifically identified from the agreement, management estimates the period based upon the terms of the agreement and other relevant facts. The Company periodically reviews the estimated performance period. We have been reimbursed by GSK for certain external development costs under the Beyond Advair collaboration with GSK and the strategic alliance with GSK. Such reimbursements have been reflected as a reduction of research and development expense and not as revenue.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements and assets under capital leases are amortized over the shorter of their estimated useful lives or the related lease term ranging from 3 to 12 years.

Capitalized Software

The Company capitalizes certain costs related to direct material and service costs for software obtained for internal use in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software costs are depreciated over 3 years.

Deferred Sublease Costs

Deferred sublease costs consist of recoverable leasehold improvements and commissions paid to obtain tenants for leased facilities no longer occupied by the Company. These costs are being amortized over the respective sublease terms.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and deferred sublease costs. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount or appraised value, as appropriate.

Concentration of Credit Risks and Other Uncertainties

The Company invests in a variety of financial instruments and, by its policy, limits the amount of credit exposure with any one issuer, industry or geographic area.

The Company is dependent on third-party vendors and clinical research organizations for selected manufacturing and service functions related to its drug discovery and development efforts.

The Company is substantially dependent on third-party vendors for clinical studies related to its drug discovery and development efforts. In addition, the Company may be unable to retain alternative providers on reasonable terms, if at all. If the Company loses its relationship with any one or more of these providers, it could experience a significant delay in both identifying another comparable provider and then contracting for its services. Even if the Company locates an alternative provider, it is likely that this provider will need additional time to respond to the Company’s needs and may not provide the same type or level of service as the original provider. The occurrence of any of these events may delay the development or commercialization of the Company’s product candidates and have a material adverse effect on the consolidated results of operations.

Future financing may not be available in amounts or on terms acceptable to the Company, if at all. The Company will require significant additional capital to fully implement its business plan.

Related Parties

The Company’s related parties are its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 3.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees are incurred in the ordinary course of business, and were $2.8 million, $143,000 and $632,000 for the years ended December 31, 2004, 2003 and 2002, respectively, $2.1 million, $143,000 and $628,000 of which were paid in the respective periods.

Notes Receivable

The Company has provided loans to its officers and employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans. The Company has also allowed certain option holders to exercise their options by executing stock purchase agreements and full recourse notes payable to the Company. The balance of these notes receivable is included in stockholders’ equity (deficit) on the consolidated balance sheets. The loans issued for the exercise of stock options are dated prior to November 2001 and thus are not subject to variable accounting as required under EITF 00-23 “Issues Related to the Accounting for Stock Compensation Under APB No. 25 and FASB Interpretation 44.”

Interest receivable related to the notes was $177,000, $1.0 million and $599,000 at December 31, 2004, 2003 and December 31, 2002, respectively, and is included in other assets. The Company accrues interest on the notes at rates ranging up to 8%. The outstanding loans have maturity dates ranging from March 2005 through 2013.

On July 1, 2002, the Company extended a loan to Mr. Winningham, the Company’s Chief Executive Officer, in the principal amount of $3.8 million pursuant to the terms of his employment offer letter. The proceeds from the loan were used by Mr. Winningham to purchase his principal residence. The note was interest free, with principal due on July 1, 2012, subject to acceleration upon borrower’s cessation of employment under certain circumstances and certain other events. The loan provided that 50% of the principal of such loan was to be forgiven on his fifth anniversary of employment with the Company and an additional 16% of the original principal was to be forgiven on his seventh anniversary with the Company. The loan was secured by a second deed of trust on the residence and a pledge of 774,192 shares of stock issuable upon exercise of his options. The largest aggregate amount of indebtedness outstanding under this loan during 2004 was $3.8 million.

On June 4, 2004, the Company entered into an agreement with its chief executive officer, Mr. Winningham pursuant to which they agreed to forgive Mr. Winningham’s housing loan in the amount of $3.8 million, thereby extinguishing his debt in full, in recognition of Mr. Winningham entering into a lock-up agreement with the Company and GSK pursuant to which he has agreed not to sell or transfer

50% of the shares purchasable under all of his options prior to September 2007 and agreed not to put a portion of the shares purchasable under his options to purchase common stock in 2007 pursuant to the call and put arrangements with GSK. Also, Mr. Winningham agreed to an additional deposit 129,032 shares of common stock purchasable under an option into escrow if he exercises the option prior to September 7, 2007. Should Mr. Winningham leave the Company’s employ due to voluntary resignation or a termination by the Company for cause, then he will forfeit any of these shares deposited into escrow. Subject to continued employment, the Company will release any shares from escrow over the following periods: 25% on December 31, 2005, 25% on December 31, 2006, and the balance on September 7, 2007. We will release the shares immediately should Mr. Winningham die or leave the Company’s employ due to disability. The net balance of the loan, $3.0 million, representing the original principal amount of $3.8 million, less a reserve of approximately $800,000 for forgiveness under the original terms of the loan that was recorded in prior periods, plus $2.9 million of related income and employment taxes, was recorded as general and administrative expense.

On February 27, 2002, the Company extended a loan to Dr. Humphrey, the Company’s Executive Vice President, Research, in the principal amount of $1,000,000 pursuant to the terms of his employment offer letter. The proceeds from the loan were used by Dr. Humphrey to purchase his principal residence. The note was interest free, with principal due on February 27, 2012, subject to acceleration upon borrower’s cessation of employment under certain circumstances and certain other events. The loan was secured by a deed of trust on the residence and a pledge of 387,096 shares of stock issuable upon exercise of his options. The largest aggregate amount of indebtedness outstanding under this loan during 2004 was $953,500.

On June 4, 2004, the Company entered into an agreement with Dr. Humphrey pursuant to which the Company agreed to forgive Dr. Humphrey’s housing loan in the amount of $953,500, thereby extinguishing his debt in full, in recognition of Dr. Humphrey entering into a lock-up agreement with the Company and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options prior to September 2007 and agreed not to put a portion of the shares purchasable under his options to purchase common stock in 2007 pursuant to the call and put arrangements with GSK. Also, Dr. Humphrey agreed to deposit an additional 62,696 shares of common stock purchasable under options into escrow if he exercises the options prior to September 7, 2007. Should Dr. Humphrey leave the Company’s employ due to voluntary resignation or a termination by the Company for cause, then he will forfeit any of these shares deposited into escrow. Subject to continued employment, the Company will release any shares from escrow over the following periods: 25% on December 31, 2005, 25% on December 31, 2006, and the balance on September 7, 2007. We will release the shares immediately should Dr. Humphrey die or leave our employ due to disability. The full amount of this loan, plus related income and employment taxes of $746,000, was recorded as research and development expense.

Bonus Program

The Company has bonus programs covering substantially all employees. Bonuses are determined based on the achievement of corporate goals and other performance measures approved by the Board of Directors. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company periodically reviews the progress made towards the goals under the bonus programs. Bonus expense was $5.9 million, $3.2 million and $2.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Rent

Because the Company’s operating leases provide for rent increases over the terms of the leases, average annual rent of the term exceeds the Company’s actual cash rent payments of the first 5.5 years of the leases. Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company occupies. Rent expense is being recognized ratably over the life of the leases.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain research and development activities on behalf of the Company, net of certain external development costs reimbursed by GSK.

Preclinical Study and Clinical Study Expenses

Most of the Company’s preclinical studies and all of its clinical studies have been performed by third-party contract research organizations (CROs). Some CROs bill monthly for services performed, while others bill based upon milestones achieved. The Company reviews the activities performed under the significant contracts each quarter. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and percentage of work completed to date. Vendor confirmations are obtained for contracts with longer duration when necessary to validate the Company’s estimate of expenses. Our estimates are highly dependent upon the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending. No material adjustments to preclinical study and clinical study expenses have been recognized.

Deferred stock-based compensation

The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB . 25”), Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related to interpretations and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The option valuation models used to value the options under SFAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected price volatility. Because the employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The information regarding pro forma net loss and net loss per common share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The resulting effect on net loss pursuant to SFAS 123 is not likely to be representative of the effects on net loss pursuant to SFAS 123 in future years, since future years are likely to include additional grants and the irregular effect of future years’ vesting.

Deferred stock-based compensation for stock options granted to employees is recorded when the deemed fair value of the Company’s common stock exceeds the exercise price of the stock options on the date of measurement, which is typically the date of grant. Deferred stock-based compensation is amortized using the accelerated method over the vesting periods of the related options, generally four years. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher expense in earlier years than straight-line vesting.

The amount of non-cash stock-based compensation expense expected to be amortized in future periods may decrease if unvested options for which deferred stock-based compensation expense has been recorded are subsequently cancelled or may increase if future option grants are made with exercise prices below the deemed fair value of the common stock on the date of measurement, which is typically the date of grant.

Other stock-based compensation

Other stock-based compensation generally consists of the fair value of options granted to non-employees, such as consultants and advisors, calculated using the Black-Scholes method. The Company accounts for options granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” These options are subject to periodic remeasurement over the period services are rendered based on changes in the value of the Company’s common stock. As a result, other stock-based compensation charges in future periods may vary significantly.

Fair value of employee stock options

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to expense over the vesting period of the options. The following table shows the pro forma effect on net loss and net loss per common share if the fair value recognition provisions of SFAS 123 had been applied to stock based employee compensation (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(102,654)	$(70,583)	$(79,227)
Add: Employee stock-based compensation calculated using the intrinsic value method	7,691	1,952	4,430
Less: Total employee stock compensation calculated using the fair value method	(13,089)	(7,291)	(10,233)
Pro forma net loss	$(108,052)	$(75,922)	$(85,030)
Net loss per common share, as reported	$(3.08)	$(10.37)	$(12.50)
Pro forma net loss per common share	$(3.25)	$(11.15)	$(13.42)

The foregoing pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the Black-Scholes method. The effect of the employee stock purchase plan was not material. The weighted-average assumptions used to value employee stock options were as follows:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	2.53%-3.17%	2.08%	3.30%
Expected life (in years)	3-5	4-5	4-5
Volatility	0.7	0.7	0.7
Weighted average estimated fair value of stock options granted	$10.16	$2.33	$4.42

The Company does not currently pay dividends.

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that the Company operates in only one segment. In addition, all revenues are generated from United States entities, and all long-lived assets are maintained in the United States.

Comprehensive Loss

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive loss consists of unrealized gains and losses on the Company’s available-for-sale securities

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Reverse Stock Split

On September 27, 2004, the Company effected a one for 1.55 reverse stock split of the Company’s Common Stock and Class A Common Stock. All historical common share and per common share information has been changed to reflect this reverse stock split. Convertible preferred shares in these financial statements do not reflect the reverse split.

Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the recognition and measurement provisions of EITF 03-1, but the disclosure requirements of EITF 03-1 are effective for our fiscal 2004 annual consolidated financial statements. The approved delay applies to all securities within the scope of EITF 03-1. Accordingly, additional disclosures as required by EITF 03-1 are included in Note 4 of the Notes to the Consolidated Financial Statements. We will evaluate the impact of recognition and measurement provision of EITF 03-1 once the final guidance is issued.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) requires companies to adopt in the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued.

The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will have a material impact on the Company’s consolidated results of operations and earnings per share, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, we believe the impact of that standard would have approximated the impact of Statement 123 as described earlier, in the disclosure of pro forma net loss and net loss per share in Note 1 of our notes to our consolidated financial statements.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

2.   Net Loss Per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares. At December 31, 2004, potential common shares consist of shares subject to repurchase, 9,435,000 shares issuable upon the exercise of stock options and 64,908 shares issuable upon the exercise of warrants. At December 31, 2003, potential common shares consist of shares subject to repurchase and 6,395,000 shares issuable upon the exercise of stock options. At December 31, 2002, potential common shares consist of shares subject to repurchase and 4,775,000 shares issuable upon the exercise of stock options. For the years ended December 31, 2003 and 2002 there were no outstanding warrants to purchase shares of the Company’s common stock. Diluted EPS is identical to Basic EPS for the three years ended December 31, 2004, 2003 and 2002, since potential common shares are excluded from the calculation as their effect is anti-dilutive.

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except for per share amounts)
Basic and diluted:
Net loss	$(102,654)	$(70,583)	$(79,227)
Weighted average shares of common stock outstanding	33,605	7,327	7,209
Less: weighted average shares subject to repurchase	(322)	(518)	(873)
Weighted average shares used in computing basic and diluted net loss per common share	33,283	6,809	6,336
Basic and diluted net loss per common share	$(3.08)	$(10.37)	$(12.50)

For the year ended December 31, 2004, shares and per share amounts reflect the conversion of all of the Company’s outstanding preferred stock into common stock or Class A common stock as of May 11, 2004.

3.   Agreements with GlaxoSmithKline

2002 “Beyond Advair” Collaboration

In November 2002, the Company entered into a collaboration agreement with GSK to develop and commercialize long acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD), which the Company and GSK refer to as the “Beyond Advair” Collaboration. Each company contributed four product candidates to the collaboration. GSK is responsible for all development and commercialization costs associated with these eight product candidates and is obligated to make payments to the Company based upon its product candidates reaching clinical, regulatory and commercial milestones. The Company received an initial cash payment from GSK of $10.0 million in December 2002. At that time, the Company also sold $40.0 million of Series E preferred stock to GSK. The Company received cash payments totaling $30.0 million in 2003 and $15.0 million in 2004, as development milestones were achieved in connection with this collaboration.

The Company recorded the initial cash payment and subsequent milestone payments as deferred revenue, to be amortized ratably over the Company’s estimated period of performance (the product development period), which it currently estimates to be eight years from the collaboration’s inception. Collaboration revenue was $7.0 million, $3.6 million and $156,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, the Company recorded $385,000, $3.1 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, for certain costs related to the collaboration that were reimbursable by GSK as an offset to research and development expense.

GSK has agreed to make additional payments to the Company based on achievement of development, regulatory or commercialization milestones over the development period. In the event that a LABA product candidate discovered by the Company is successfully developed and commercially launched in multiple regions of the world, these payments could total up to an additional $450.0 million, of which $150.0 million would be attributable to the product candidates reaching certain sales thresholds. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, the Company is obligated to make milestone payments of up to $220.0 million. GSK will pay the Company the same royalty payments from product sales of medicines from the LABA collaboration regardless of whether the product candidate originated with us or with GSK. The royalty structure would result in an average percentage royalty rate in the low to mid-teens at annual net sales up to approximately $4 billion, and the average royalty rate would decline to single digits at annual net sales of more than $6 billion. Sales of single agent LABA medicines and combination LABA/inhaled corticosteroid medicines would be combined for the purposes of this royalty calculation.

2004 Strategic Alliance

In March 2004, the Company entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. Under the terms of the strategic alliance, GSK received an option to license potential new medicines from all of the Company’s current and future drug discovery and development programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Upon opting in to a program, GSK is responsible for all development, manufacturing and commercialization activities for such programs. Consistent with the Company’s strategy, the Company will be obligated at its sole cost to discover two structurally different product candidates for certain programs that GSK licenses. The Company may receive clinical, regulatory and commercial milestone payments based on performance and royalties on any future sales of medicines developed from these programs. The royalty structure for a product containing one of the Company’s compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue the Company receives, the total upfront and milestone payments that the Company could receive could range from up to $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine.

In connection with the strategic alliance agreement, the Company received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years. The Company recognized $1.7 million in revenue for the year ended December 31, 2004. In addition, in May 2004 GSK, through an affiliate, purchased approximately 6.4 million shares of the Company’s Class A common stock for $108.9 million. Pursuant to a partial exercise of its rights under the agreement, upon the closing of our initial public offering in October 2004, GSK purchased an additional 433,757 shares of Class A common stock, bringing its ownership position of our outstanding stock to approximately 17.7%.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program for the treatment of COPD (LAMA) pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the licensing of this program. This payment will be amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years. The Company recognized $238,000 in revenue for the year ended December 31, 2004. Additionally, the Company recorded $2.1 million for the year ended December 31, 2004 as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK.

4.   Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2004 and December 31, 2003 (in thousands):

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$57,641	$—	$(266)	$57,375	$52,987	$24	$(7)	$53,004
U.S. corporate notes	53,271	1	(111)	53,161	11,662	17	(2)	11,677
U.S. commercial paper	95,257	—	—	95,257	—	—	—	—
Asset-backed securities	47,300	—	(306)	46,994	16,739	28	(38)	16,729
Certificates of deposit	110	—	—	110	2,372	—	(1)	2,371
Money market funds	8,781	—	—	8,781	11,495	—	—	11,495
Total	262,360	1	(683)	261,678	95,255	69	(48)	95,276
Less amounts classified as cash and cash equivalents	(101,411)	—	—	(101,411)	(35,748)	—	—	(35,748)
Less amounts classified as restricted cash	(4,537)	—	—	(4,537)	(6,124)	—	—	(6,124)
Amounts classified as marketable securities	$156,412	$1	$(683)	$155,730	$53,383	$69	$(48)	$53,404

The estimated fair value amounts have been determined by the Company using available market information. At December 31, 2004, approximately 51% of marketable securities (excluding asset-backed securities) mature within twelve months, and 25% of marketable securities mature within twenty-four months. The remaining 24% are asset-backed securities with effective maturities beyond 24 months. Average duration of available-for-sale securities was approximately three months at December 31, 2004.

Gross realized (losses) gains on available-for-sale securities were $(95,000) $(23,000) and $500,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2004 (in thousands):

	In loss position for less than 12 months		In loss position for more than 12 months		Total
	Fair Value	Gross Unrealized losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$52,271	$(256)	$3,305	$(10)	$55,576	$(266)
U.S. corporate notes	52,560	(111)	600	—	53,160	(111)
Asset-backed securities	41,568	(263)	5,426	(43)	46,994	(306)
Total	$146,399	$(630)	$9,331	$(53)	$155,730	$(683)

The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2004. The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2004 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

5.   Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Computer equipment	$3,322	$2,685
Software	2,022	1,531
Furniture and fixtures	3,630	3,690
Laboratory equipment	15,822	14,943
Leasehold improvements	12,453	12,453
	37,249	35,302
Less accumulated depreciation and amortization	(24,007)	(19,487)
Property and equipment, net	$13,242	$15,815

Depreciation expense was $4.8 million, $5.2 million and $5.0 million for the years ended December 31, 2004 2003 and 2002, respectively.

6.   Line of Credit

In November 2002, the Company entered into a one-year agreement for a revolving line of credit of $25.0 million, renewable for a second year at the Company’s option. In November 2003, the Company did not renew the line of credit. In connection with the agreement, the Company issued warrants to the lender for the purchase of up to 31,361 shares of common stock at $13.95 per share. The warrants are exercisable through November 2007, subject to certain conditions. The fair value of these warrants was determined at the issuance date, and was recorded as a deferred cost and amortized ratably to interest expense over the one-year term of the agreement. The warrants remained outstanding as of December 31, 2004.

7.   Long-Term Obligations

Capital Lease Arrangements

At December 31, 2004, the Company’s aggregate commitments under capital lease agreements are as follows (in thousands):

Year ending December 31:
2005	$2,525
2006	1,131
Total minimum lease payments	3,656
Less amount representing interest	(224)
Present value of future payments	3,432
Less current portion	2,359
Long-term portion	$1,073

Laboratory and computer equipment, furniture and fixtures and leasehold improvements financed under capital lease arrangements are included in property and equipment and the related amortization is included in depreciation expense in the consolidated statement of operations and cash flows. The cost of assets financed under capital leases was $12.6 million and $15.0 million at December 31, 2004 and 2003, respectively. The related accumulated amortization was $10.3 million and $9.8 million at December 31, 2004 and 2003, respectively. The Company has the option to purchase the assets at the end of the term at the then fair value. The underlying assets secure the capital lease obligations.

The lease arrangement(s) specifies that the Company is required to maintain an unrestricted cash and marketable securities balance of at least $50.0 million on the last day of each calendar quarter and to set aside specified amounts of cash as collateral. At December 31, 2004 and 2003, the Company had restricted cash and cash equivalents as collateral of $677,000 and $2.2 million, respectively (see Note 8).

Notes Payable

Notes payable are as follows (in thousands):

	December 31,
	2004	2003
Note payable to G.E. Capital	$197	$561
Note payable to lessor	771	826
	$968	$1,387

In June 2002, the Company received approximately $1.1 million under a tenant improvement loan from G.E. Capital, which is payable in monthly installments through June 2005 and bears interest at

10.4%. Additionally, in connection with the Company’s lease agreement for its 60,000 square foot facility in South San Francisco, California (see Note 9), the Company received approximately $897,000 in July 2002 under a tenant improvement loan from the lessor, which is payable in monthly installments through 2012 and bears interest at 14.5%. Both notes are secured by the underlying leasehold improvements.

The aggregate maturities of notes payable for each of the five years and thereafter are as follows: $262,000 in 2005; $75,000 in 2006, $87,000 in 2007, $100,000 in 2008, $115,000 in 2009 and $329,000 thereafter.

8.   Operating Leases and Subleases

The Company leases a 110,000 square foot facility and an adjacent 60,000 square foot facility in South San Francisco, California. Both of the leases expire in 2012 and have two renewal options of five years each. As security for performance of its future obligations under these leases, the Company has letters of credit for an aggregate $3.8 million, collateralized by an equal amount of restricted cash. If the Company’s unrestricted cash and marketable securities balance is less than $50.0 million during the terms of the leases, then the letters of credit must be increased by an aggregate of $1.0 million. The current annual rental expense under the combined leases for the Company’s headquarters is approximately $5.6 million, subject to annual increases.

As of December 31, 2004, approximately 20,000 square feet of the 60,000 square foot facility is subleased to a corporate tenant not affiliated with the Company. In addition, the Company has subleased its previously occupied facilities in South San Francisco, California and in Cranbury, New Jersey for periods approximating the Company’s remaining lease terms.

At December 31, 2004, the Company’s future minimum commitments under noncancelable operating leases, net of sublease income, are as follows (in thousands):

	Minimum Lease	Sublease	Net Lease
	Commitments	Income	Commitments
Year ending December 31:
2005	$6,609	$(1,741)	$4,868
2006	6,692	(1,184)	5,508
2007	6,340	(305)	6,035
2008	6,133	—	6,133
2009	6,285	—	6,285
Thereafter	14,706	—	14,706
	$46,765	$(3,230)	$43,535

Expenses and income associated with operating leases were as follows (in millions):

	Years Ended December 31,
	2004	2003	2002
Rent expense	$6.8	$6.7	$6.2
Sublease income, net	(0.9)	(0.7)	(1.0)

9.   Commitments and Contingencies

Guarantees and Indemnifications

In November 2002, the FASB issued interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires that upon issuances of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under the guarantee.

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2004.

Purchase Obligations

At December 31, 2004, the Company had outstanding purchase obligations, primarily for services from contract research organizations, totaling $6.9 million.

Legal Proceedings

Currently, the Company is not a party to any material legal proceedings. In the future, the Company may become involved in litigation from time to time in the ordinary course of our business.

10.   Convertible Preferred Stock

The Company classified the convertible preferred stock prior to May 11, 2004 outside of stockholders’ equity (deficit). An acquisition of the Company whereby 50% or more of the outstanding voting power of the Company would have triggered a liquidation event that entitled the preferred stockholders to their liquidation preference. This provision applied to all series of the Company’s convertible preferred stock. Since a majority of the outstanding stock of the Company is controlled by outside investors, a hostile takeover or other sale could have occurred outside the control of the Company and thereby triggered a change in control, which would have been a liquidation event.

In connection with the closing of the GSK alliance agreement on May 11, 2004, all shares of the Company’s convertible preferred stock converted to common stock on a one-for-one basis, except for Series D convertible preferred stock, which converted on a basis of 1 2/3 shares of common stock for each share of Series D convertible preferred stock.

11.   Stockholders’ Equity (Deficit)

Common Stock

In connection with the strategic alliance agreement with GSK, the Company restated its Certificate of Incorporation to authorize additional common stock, Class A common stock and undesignated preferred stock. The common stockholders and Class A common stockholders are entitled to one vote per share and are entitled to share equally in any dividends as declared by the Company’s board of directors. Upon the liquidation, the Company’s assets shall be distributed among the holders of the common stock and Class A common stock on a pro rata basis, subject to the prior rights of holders of any classes of stock. The Class A common stock has certain rights to nominate members of the Company’s board of directors, and is not subject to the call and put described in Note 3.

Employee Stock Purchase Plan

On May 27, 2004 the Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (ESPP) that became effective on October 5, 2004, the date of the Company’s initial public offering. The ESPP allows employees to contribute up to 15%, through payroll deductions, towards the quarterly purchase of shares of common stock of the Company. The price of each share will not be less than the lower of 85% of the fair market value of the Company’s common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the purchase period. As the plan is non-compensatory under APB 25, no compensation expense is recorded in connection with the plan. A total of 325,000 shares of common stock were reserved for issuance under the ESPP. As of December 31, 2004, no shares of stock had been purchased under the plan.

Stock Option Plans

The Company issues stock options under the 2004 Equity Incentive Plan, which was adopted on May 27, 2004 by the Company’s Board of Directors and became effective as of the date of the Company’s initial public offering. No further option grants will be made under the 1997 Stock Plan and the Long-term Stock Option Plan. The aggregate number of shares that may be awarded under the 2004 Equity Incentive Plan were 3,700,000 shares that were reserved for issuance under the 2004 Equity Incentive Plan plus 9,334,745 shares remaining available for issuance under the 1997 Stock Option Plan and the Long-Term Stock Option Plan as of the date the 2004 Equity Incentive Plan became effective. The 2004 Equity Incentive Plan provides for the granting of incentive and nonstatutory stock options to employees, officers, directors and consultants of the Company. Incentive stock options and nonstatutory stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four to six years.

The Company had previously allowed certain stock option holders to exercise their options by executing stock purchase agreements and full-recourse notes payable to the Company. The stock purchase agreements provide the Company with the right to repurchase unvested shares. Certain full-recourse notes payable include forgiveness provisions whereby the Company forgives the unpaid principal of the note on its maturity date if the optionee remains in continuous service until the maturity date on the notes (see Notes Receivable discussion in Note 1). At December 31, 2004, 111,726 shares were subject to repurchase under these outstanding note agreements.

Through December 31, 2004, in connection with the grant of certain stock options to employees under the 1997 Stock Plan and the Long-term Stock Option Plan, the Company recorded aggregate deferred stock-based compensation of $58.1 million and amortized $41.1 million as non-cash stock-based compensation expense, of which $17.4 million of deferred stock-based compensation and $7.7 million in stock-based compensation expense was recorded for the year ended December 31, 2004. Deferred stock-based compensation represents the difference between the exercise price and the estimated fair value of the Company’s common stock on the date these stock options were granted. The Company recognizes compensation expense for fixed awards in accordance with the accelerated expense attribution method under FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans”.

The Company has granted options to purchase shares of common stock to nonemployees with exercise prices ranging from $0.78 to $12.40 per share. As of December 31, 2004, options to acquire 123,328 shares are periodically subject to remeasurement of fair value using a Black-Scholes model over their remaining vesting terms. The following assumptions were used for 2004, 2003 and 2002: a volatility of 0.7, risk-free interest rates ranging from 1.04% to 3.26%, and 3.3% and 2.0% respectively, no dividend yield, and a life of the option equal to the full term, generally ten years from the date of grant. In connection with these transactions, the Company recognized expense of $830,000, $262,000 and $511,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table summarizes option activity under the Company’s stock option plans, and related information:

	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
	(In thousands, except per share amounts)
Balance at December 31, 2001	1,188	3,134	$7.36
Additional shares authorized	2,645	—	—
Options granted	(2,005)	2,005	$8.08
Options exercised	—	(99)	$1.64
Options forfeited	265	(265)	$6.53
Shares repurchased	72	—	$1.32
Balance at December 31, 2002	2,165	4,775	$7.83
Options granted	(1,965)	1,965	$3.10
Options exercised	—	(55)	$2.87
Options forfeited	290	(290)	$7.84
Shares repurchased	25	—	$2.82
Balance at December 31, 2003	515	6,395	$6.46
Additional shares authorized	6,569	—	—
Options granted	(3,758)	3,758	$9.86
Options exercised	—	(339)	$5.06
Options forfeited	379	(379)	$5.72
Shares repurchased	6	—	$1.81
Balance at December 31, 2004	3,711	9,435	$7.86

The weighted-average fair value of options granted with exercise prices less than the estimated fair value of common stock on the date of grant during the year ended December 31, 2004 and 2003 was $9.79 and $4.93, respectively. No options were granted with exercise prices less than the estimated fair value of common stock on the date of grant during the years ended December 31, 2002.

The weighted-average fair value of options granted with exercise prices equal to the estimated fair value of common stock on the date of grant during the year ended December 31, 2004, 2003 and 2002 was $11.95, $1.66 and $4.42, respectively.

At December 31, 2004 and December 31, 2003, all outstanding options to purchase common stock of the Company were exercisable. These options are summarized in the following table:

	December 31, 2004			December 31, 2003
Exercise Price Per Share	Number of Shares Subject to Outstanding Options	Number of Shares Subject to Options Vested	Weighted- Average Remaining Contractual Life	Number of Shares Subject to Outstanding Options	Number of Shares Subject to Options Vested	Weighted- Average Remaining Contractual Life
	(in thousands)			(in thousands)
$0.20	19	—	2.7	19	—	3.7
$0.78	—	—	—	8	—	6.2
$1.32	248	1	5.1	282	31	6.1
$3.10	2,366	1,503	8.4	2,065	1,712	9.1
$8.14	48	—	5.2	104	5	6.2
$8.53	3,656	772	6.7	3,917	1,726	7.7
$9.69	2,202	1,968	9.3	—	—	—
$12.40 – 18.25	896	890	9.7	—	—	—
	9,435	5,134	8.0	6,395	3,474	8.1

Stock Subject to Repurchase

At December 31, 2004, and December 31, 2003, there were 249,860 shares and 394,338 shares of the Company’s common stock, respectively, subject to the Company’s right to repurchase at the original purchase price. These shares were issued upon the exercise of unvested stock options and the execution of certain stock purchase agreements. The Company’s repurchase rights lapse generally over a four-year period.

Director Compensation Program

On April 28, 2004, the Compensation Committee of the Board of Directors approved a director compensation program for the Company’s outside directors. Pursuant to this program, each outside director receives an annual retainer plus a fee for attending each board and committee meeting. In addition, each outside director was granted an option to purchase 25,806 shares of common stock with an exercise price equal to the then fair market value of the Company’s common stock. Also, under this director compensation program, at each annual stockholder meeting beginning in 2005, each outside director is entitled to be granted an option to purchase 12,903 shares of common stock.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows (shares in thousands):

	December 31, 2004	December 31, 2003
Subject to outstanding warrants	65	66
Stock option plans:
Subject to outstanding options	9,435	6,395
Available for future grants	3,711	517
Available for future ESPP grants	325	—
Conversion of preferred stock	—	31,454
Total	13,536	38,432

Stock Options Exercised Early

The Company generally allows employees to exercise options prior to vesting. In accordance with EITF 00-23, “Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock options granted or modified after March 21, 2002,” that are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liability is only reclassified into equity on a ratable basis as the option vests. The Company has applied the guidance and recorded a liability in the consolidated balance sheets relating to 135,814 and 111,888 options granted that were exercised and unvested at December 31, 2004 and 2003, respectively. Furthermore, these shares are not presented as outstanding on the accompanying consolidated statements of convertible preferred stock and stockholders’ equity (deficit) and consolidated balance sheets. Instead, these shares are disclosed as outstanding options.

Warrants

At December 31, 2004, there were outstanding warrants to purchase totaling 64,908 shares of the Company’s common stock at a weighted average exercise price of $9.13 per share.

12.   Income Taxes

Due to operating losses and the inability to recognize an income tax benefit, there is no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$105,900	$85,400
Deferred revenues	26,900	14,500
Capitalized research and development expenditures	17,050	13,500
Research and development tax credit carryforwards	9,700	6,720
Depreciation	5,480	3,730
Deferred compensation	2,420	1,510
Reserves and accruals	1,400	1,610
Valuation allowance	(168,850)	(126,970)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $41.9 million, $27.3 million and $29.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $309.0 million and federal research and development tax credit carryforwards of approximately $5.9 million, which will expire from 2011 through 2024. The Company also had state net operating loss carryforwards of approximately $14.0 million expiring in the years 2006 through 2013 and state research tax credits of approximately $3.8 million, which carry forward indefinitely.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

13.   Quarterly consolidated results of operations (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2004. This information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	March 31	June 30	September 30	December 31
	in thousands except per share data
2004:
Revenue from related party	$1,387	$2,176	$2,637	$2,740
Operating expenses	(22,547)	(33,308)	(25,958)	(33,522)
Loss from operations	(21,160)	(31,132)	(23,321)	(30,782)
Net loss	(20,711)	(30,485)	(22,287)	(29,171)
Net loss per share common(1)(2),(3),(4):	$(2.97)	$(1.08)	$(0.49)	$(0.56)
2003:
Revenue from related party	$535	$797	$997	$1,276
Operating expenses	(16,429)	(18,365)	(18,275)	(23,002)
Loss from operations	(15,894)	(17,568)	(17,278)	(21,726)
Net loss	(15,425)	(16,894)	(16,785)	(21,479)
Net loss per common share(1):	$(2.35)	$(2.52)	$(2.46)	$(3.11)

(1)          Per share amounts for all periods reflect the effect of a one for 1.55 reverse stock split effected September 27, 2004.

(2)          In May 2004, all shares of convertible preferred stock were converted into common stock.

(3)          In May 2004, GSK, through an affiliate, purchased 6.4 million shares of Class A common stock for $108.9 million.

(4)          On October 5, 2004, the Company completed its initial public offering with the sale of 7,072,500 shares of common stock. Net proceeds, after underwriters’ commissions and offering expenses, totaled $102.1 million. Contemporaneously with the closing of its initial public offering, the Company sold 433,757 shares of its Class A common stock to an affiliate of GSK in a private transaction for total proceeds of $6.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Theravance, Inc.

We have audited the accompanying consolidated balance sheets of Theravance, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Theravance, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Palo Alto, California
February 16, 2005

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 or 15d-15.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers and directors as of February 28, 2005.

Name	Age	Position
Executive Officers and Directors
Rick E Winningham	45	Chief Executive Officer and Director
Patrick P.A. Humphrey, Ph.D., D.Sc.	59	Executive Vice President, Research
Marty Glick	55	Executive Vice President, Strategy
Michael W. Aguiar	38	Senior Vice President, Chief Financial Officer
David L. Brinkley	47	Senior Vice President, Commercial Development
Arthur L. Campbell, Ph.D.	54	Senior Vice President, Technical Operations
Michael M. Kitt, M.D.	55	Senior Vice President, Development
Bradford J. Shafer	44	Senior Vice President, General Counsel and Secretary
A. Gregory Sturmer	42	Vice President, Finance
P. Roy Vagelos, M.D.	75	Chairman of the Board of Directors
Julian C. Baker(1)	38	Director
Jeffrey M. Drazan(1)(2)	46	Director
Robert V. Gunderson, Jr.(3)	53	Director
Arnold J. Levine, Ph.D.(2)	65	Director
Ronn C. Loewenthal(1)	46	Director
Michael G. Mullen(2)	46	Director
William H. Waltrip(2)(3)	67	Director
George M. Whitesides, Ph.D.(1)	65	Director
William D. Young(1)(3)	60	Director

(1)          Member of Compensation Committee.

(2)          Member of Audit Committee.

(3)          Member of Nominating/Corporate Governance Committee.

Executive Officers and Directors

Rick E Winningham joined Theravance as Chief Executive Officer and a member of our board of directors in October 2001. From 1997 to 2001 he served as President, Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network (OTN) and also as President of Global Marketing from 2000 to 2001. In addition to operating responsibility for U.S. Oncology/Immunology/OTN at Bristol-Myers Squibb, Mr. Winningham also had full responsibility for Global Marketing in the Cardiovascular, Infectious Disease, Immunology, Oncology/Metabolics and GU/GI/Neuroscience therapeutic areas. Mr. Winningham held various management positions with Bristol-Myers Squibb and its predecessor, Bristol-Myers, since 1986. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. degree from Southern Illinois University.

Patrick P. A. Humphrey, Ph.D., D.Sc., has been our Executive Vice President, Research since April 2002. From July 2001 to April 2002 he served as our Senior Vice President, Research. Prior to joining Theravance, he was Director of the Glaxo Institute of Applied Pharmacology and Professor of Applied Pharmacology at the University of Cambridge from 1994 until 2001. Dr. Humphrey was founding chairman of the Serotonin Club Nomenclature Committee for 5-HT Receptor Classification from 1987 until 1993 and a member of the International Union of Pharmacology (IUPHAR) Receptor Nomenclature Committee, an international authority for the classification and naming of receptors for all hormones and neurotransmitters, from 1990 to 2002. He was also on the IUPHAR Executive Committee, the parent body for all professional societies worldwide representing the discipline of pharmacology, from 1998 to 2002. Dr. Humphrey holds a D.Sc. and Ph.D. degree in Pharmacology, and a B.Pharm.Hons. degree, all from the University of London.

Marty Glick has been our Executive Vice President, Strategy, since March 2005. Prior to that he was our Executive Vice President, Finance from April 2000 until March 2005 and served as our Chief Financial Officer from the time he joined Theravance in 1998 until March 2005. Mr. Glick has announced his retirement from Theravance effective January 1, 2006 and will be working part-time starting June 30, 2005. From 1987 to 1997 Mr. Glick was employed with Genentech, Inc., most recently as Vice President of Finance. Mr. Glick is chair of the Biotechnology Industry Organization’s Tax and Finance Committee. Mr. Glick also co-founded EyeTech Pharmaceuticals, Inc., a company specializing in discovering novel drugs to treat the leading cause of blindness, and he currently serves on its board of directors. Mr. Glick earned an M.B.A. in Finance from the Kellogg School of Management at Northwestern University and a B.S.B.A. from Creighton University, where he graduated magna cum laude. Mr. Glick is also a Certified Public Accountant and a Chartered Accountant (Canada).

Michael W. Aguiar joined Theravance as Senior Vice President and Chief Financial Officer in March 2005. Prior to joining Theravance, Mr. Aguiar served as Vice President of Finance at Gilead Sciences, Inc., a biopharmaceutical company, since 2002. Prior to Gilead Sciences, Inc., Mr. Aguiar served as Vice President of Finance at Immunex Corporation, a biopharmaceutical company, from 2001 to 2002. From 1995 to 2001, he was with Honeywell International in a variety of positions, including, most recently CFO and Vice President Finance for Honeywell Electronic Materials SBU. Mr. Aguiar earned a B.S. in biology from UC Irvine and an M.B.A. in finance from the University of Michigan.

David L. Brinkley joined Theravance as Senior Vice President, Commercial Development in September 2000. From 1996 to 2000 he served as Worldwide Team Leader for Viagra at Pfizer Inc. Mr. Brinkley led the team that had full responsibility for the global launch and marketing of Viagra. Mr. Brinkley joined Pfizer in 1995 through its acquisition of SmithKline’s Animal Health operations before serving as director of new product planning. Mr. Brinkley held various management positions with

SmithKline from 1983 to 1995. Mr. Brinkley holds an M.A. with honors in International Economics from the School of Advanced International Studies of the Johns Hopkins University and a B.A. in International Relations from Kent State University, where he graduated summa cum laude.

Arthur L. Campbell, Ph.D., joined Theravance as Senior Vice President, Technical Operations in June 2003. During 2003, he was Vice President, BioPharma at Pfizer Inc. Prior to joining Pfizer, he was Vice President, BioPharma at Pharmacia Corporation from 2000 until 2003, with global responsibility for Protein API and Drug Product Development and API manufacturing. From 1980 to 2000 Dr. Campbell was employed with Monsanto/Searle, most recently as Vice President, Product Development, R&D. Dr. Campbell holds a Ph.D. in Medicinal Chemistry from the University of Kansas and a B.S. in Chemistry from St. Benedict’s College, where he graduated cum laude.

Michael M. Kitt, M.D., joined Theravance as Senior Vice President, Development in April 2002. From 1993 to 2002 Dr. Kitt was employed by COR Therapeutics, Inc. (now Millennium Pharmaceuticals, Inc.), most recently as Vice President, Clinical Research. Dr. Kitt holds an M.D. from the New York University School of Medicine and a B.S. in Chemistry from Polytechnic University, New York.

Bradford J. Shafer joined Theravance as Senior Vice President, General Counsel and Secretary in August 1999. From 1996 to 1999 he served as General Counsel of Heartport, Inc., a cardiovascular medical device company. From 1993 to 1996 Mr. Shafer was a partner in the Business and Technology Group at the law firm of Brobeck, Phleger & Harrison LLP. Mr. Shafer holds a J.D. from the University of California, Hastings College of the Law, where he was Editor-in-Chief of The Hastings Constitutional Law Quarterly, and a B.A. from the University of the Pacific, where he graduated magna cum laude.

A. Gregory Sturmer joined Theravance as Vice President, Finance in 1998. He was Corporate Controller of Vivus, Inc., a specialty pharmaceutical company, from 1995 to 1998, Chief Financial Officer of Sonoma Valley Hospital, a northern California hospital from 1991 to 1995 and a manager with Arthur Andersen, LLP from 1984 to 1991. Mr. Sturmer is a Certified Public Accountant and has an M.B.A. from Pepperdine University and a B.S. from California State University, Hayward, where he graduated summa cum laude.

P. Roy Vagelos, M.D., co-founded Theravance in 1996 and has served as Chairman of our board of directors since inception. Dr. Vagelos served as Chief Executive Officer of Merck & Co., Inc., from 1985 to 1994, and Chairman of the board of directors of Merck from 1986 until 1994. Dr. Vagelos is Chairman of the board of directors of Regeneron Pharmaceuticals, Inc. Dr. Vagelos holds an M.D. from Columbia University College of Physicians and Surgeons and an A.B. degree from the University of Pennsylvania.

Julian C. Baker has served as a director of Theravance since January 1999. Mr. Baker is a co-founder of a biotechnology investing partnership with the Tisch Family, which he has co-managed since 1994. Mr. Baker’s firm also manages multiple additional funds, collectively known as Baker Brothers Investments, which are focused on publicly traded life sciences companies. Mr. Baker was employed from 1988 to 1993 by the private equity investment arm of The First Boston Corporation and Credit Suisse First Boston, and was a founding employee of The Clipper Group, which managed $1.6 billion for First Boston and Credit Suisse. Mr. Baker is also a director of Incyte Corporation, Neurogen Corporation, Trimeris, Inc., and Genomic Health, Inc. Mr. Baker holds an A.B. from Harvard University.

Jeffrey M. Drazan has served as a director of Theravance since December 1999. Mr. Drazan has been a General Partner with Sierra Ventures, a private venture capital firm, since 1984. Mr. Drazan currently serves as a director of several private companies. Mr. Drazan holds an M.B.A. degree from New York University’s Graduate School of Business Administration and a B.S.E. degree in Engineering from Princeton University.

Robert V. Gunderson, Jr. has served as a director of Theravance since September 1999. He is a founding partner of the law firm of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP,

where he has practiced since 1995. Mr. Gunderson currently serves as a director of Vitae Pharmaceuticals, a private pharmaceutical company. Mr. Gunderson holds a J.D. from the University of Chicago where he was Executive Editor of The University of Chicago Law Review. Mr. Gunderson also received an M.B.A. in Finance from The Wharton School, University of Pennsylvania and an M.A. from Stanford University.

Arnold J. Levine, Ph.D., served as a director of Theravance from inception until February 2002. He rejoined our board of directors in June 2003. Dr. Levine is currently a professor at The Cancer Institute of New Jersey, Robert Wood Johnson School of Medicine, New Brunswick, NJ, and a professor at the Institute for Advanced Study, Princeton, NJ. He was President of The Rockefeller University from 1998 until his retirement in February 2002. He was the Harry C. Wiess Professor in Life Sciences and former Chairman of the Department of Molecular Biology at Princeton University from 1984 until 1996. Dr. Levine is a member of the board of directors of Applera Corporation and Infinity Pharmaceuticals, Inc. He is a member of the National Academy of Sciences. Dr. Levine was Editor-in-Chief of the Journal of Virology from 1984 to 1994 and is a member of scientific advisory boards of several cancer centers. Dr. Levine holds a Ph.D. in Microbiology from the University of Pennsylvania and a B.A. from Harpur College, State University of New York at Binghamton.

Ronn C. Loewenthal has served as a director of Theravance since April 2000. Since 1997, Mr. Loewenthal has managed the personal investment portfolio of Dr. Hasso Plattner, co-founder and Chairman of SAP AG. Prior to his role with Dr. Plattner, from 1994 to 1996, Mr. Loewenthal held positions as Director of Corporate Development of PG&E Enterprises, and from 1989 to 1994 as an Investment Officer with Technology Funding, a venture capital firm. Mr. Loewenthal received his B.A. in Economics from the University of California, Santa Cruz.

Michael G. Mullen has served as a director of Theravance since September 2002. Since March 2005, Mr. Mullen has been managing director and co-founder of Tarvos Capital Management LLC, an investment research and asset management firm specializing in the Biotechnology and Medical Technology industries. From 1999 to February 2005, Mr. Mullen was a member of the Bellevue Group of Switzerland, which focuses on investing in public and private biomedical companies in the United States and Europe. Also served as President of Bellevue Research, Inc., the United States research arm of the Bellevue Group. From 1990 to September 1999 Mr. Mullen held various positions at SG Cowen Securities, formerly Cowen & Co, including Partner, Managing Director and Senior Research Analyst in Medical Technology. Mr. Mullen currently serves as a member of the board of directors of Centelion SAS (Sanofi-Aventis) and the Indiana University Reese Fund. Mr. Mullen received his M.B.A. in Finance from the Kelley School of Business at Indiana University, Bloomington and his B.S. from Fordham University. He is a Chartered Financial Analyst.

William H. Waltrip has served as a director of Theravance since April 2000. Mr. Waltrip served from 1993 until 2003 as Chairman of the board of directors of Technology Solutions Company, a systems integration company, and from 1993 until 1995 he was Chief Executive Officer of that company. From 1995 to 1998 he also served as Chairman of Bausch & Lomb Inc., and during 1996 and 2002 was the company’s Chief Executive Officer. From 1991 to 1993 he was Chairman and Chief Executive Officer of Biggers Brothers, Inc., a food service distribution company, and was a consultant to private industry from 1988 to 1991. From 1985 to 1988 he served as President and Chief Operating Officer of IU International Corporation, a transportation, environmental and distribution company. Earlier, he had been President, Chief Executive Officer and a director of Purolator Courier Corporation. He is a member of the board of directors of Bausch & Lomb Inc., Charles River Laboratories Corporation, Teachers Insurance and Annuity Association and Thomas & Betts Corporation.

George M. Whitesides, Ph.D., co-founded Theravance in 1996 and has served as a member of our board of directors since inception. He has been Mallinckrodt Professor of Chemistry at Harvard University since 1986. From 1982 until 1991 he was a member of the Department of Chemistry at Harvard University, and Chairman of the Department of Chemistry from 1986 until 1989. He was a faculty member of the Massachusetts Institute of Technology from 1964 until 1982. Dr. Whitesides was a 1998 recipient of the National Medal of Science. He is a member of the editorial boards of 14 scientific journals. He is also a member of the board of directors of Predicant Biosciences, Surface Logix, Inc., Dr. Whitesides holds a Ph.D. in Chemistry from the California Institute of Technology and a B.A. from Harvard University.

William D. Young has served as a director of Theravance since April 2001. Mr. Young has been Chairman of the board of directors and Chief Executive Officer of Virologic, Inc. since 1999. From 1980 to 1999 Mr. Young was employed at Genentech, Inc., most recently as Chief Operating Officer. Prior to joining Genentech, Mr. Young worked at Eli Lilly and Company for 14 years and held various positions in production and process engineering, antibiotic process development and production management. He is a member of the board of directors of Biogen Idec and Human Genome Sciences. Mr. Young received his M.B.A. from Indiana University and his B.S. in Chemical Engineering from Purdue University.

Audit Committee and Audit Committee Financial Expert

Our board of directors adopted its restated audit committee charter on June 24, 2004. Our board has determined that William H. Waltrip, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all Theravance directors, officers and employees. The Code of Business Conduct is posted on our website at http://ir.theravance.com/conduct.cfm. We will post any amendments to or waivers from the Code of Business Conduct at that location.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

We believe that during the fiscal year ended December 31, 2004, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except that Julian Baker filed one Form 3 report one day late. In making this statement, we have relied upon a review of the copies of Section 16(a) reports furnished to us and the written representations of our directors, executive officers, and greater than 10% stockholders.

ITEM 11.         EXECUTIVE COMPENSATION

The following table shows certain compensation earned during the fiscal years ended December 31, 2004, and 2003, by our Chief Executive Officer and four most highly-compensated other executive officers (based on their total annual salary and bonus compensation), also referred to as the Named Executive Officers, at December 31, 2004. No other executive officers that would have otherwise been includable in the following table on the basis of salary and bonus earned for the year ended December 31, 2004 have been excluded by reason of their termination of employment or change in executive status.

SUMMARY COMPENSATION TABLE

		Annual compensation				Long term compensation Awards
Name of principal position	Fiscal Year	Salary ($)	Bonus ($)	Other annual compensation ($)		Securities Underlying Options (#)(6)
Rick E Winningham	2004	653,646	492,188	6,721,266	(1)	416,128
Chief Executive Officer	2003	622,917	359,375	—		177,419
Patrick P. A. Humphrey	2004	341,258	205,571	1,724,506	(2)	203,225
Executive Vice President, Research	2003	325,194	150,099	48,413	(3)	59,515
Marty Glick	2004	324,233	195,315	107,288	(4)	267,741 (7)
Executive Vice President, Strategy and former Chief Financial Officer	2003	309,030	142,611	—		33,709
Michael Kitt	2004	303,422	146,233	773		96,773
Senior Vice President, Development	2003	288,865	100,093	—		51,611
Bradford J. Shafer	2004	292,582	140,999	4,522		96,773
Senior Vice President, General Counsel	2003	278,863	96,517	147,000	(5)	29,032

(1)          Includes $3,750,000 of loan principal that was forgiven by us plus $2,901,803 of tax gross-up on the forgiven loan. This forgiveness and tax gross-up was in connection with: (i) the amendment of the terms of Mr. Winningham’s August 23, 2001 offer letter to become our Chief Executive Officer; (ii) Mr. Winningham entering into a lock-up agreement with us and GSK pursuant to which he agreed not to sell or transfer 50% of the shares purchasable under all of his options until after the call and put periods end and he agreed not to put 25% of the shares purchasable under his options, and (iii) Mr. Winningham’s agreement to deposit an additional 129,032 shares of common stock purchasable under an option into escrow if he exercises the option prior to September 7, 2007, some or all of which shares would be subject to forfeiture if Mr. Winningham were to leave our employ due to voluntary resignation or a termination by us for cause prior to such date. See Item 13 “Certain Relationships and Related Party Transactions” for a further description of these transactions.

(2)          Includes $953,500 of loan principal that was forgiven by us plus $746,374 of tax gross-up on the forgiven loan. This forgiveness and tax gross-up was in connection with: (i) the amendment of the terms of Dr. Humphrey’s February 27, 2002 offer letter to become our Executive Vice President, Research; (ii) Dr. Humphrey entering into a lock-up agreement with us and GSK pursuant to which he agreed not to sell or transfer 50% of the shares purchasable under all of his options until after the call and put periods end and he agreed not to put 25% of the shares purchasable under his options, and (iii) Dr. Humphrey’s agreement to deposit an additional 62,696 shares of common stock purchasable under certain options into escrow if he exercises the options prior to September 7, 2007, some or all of which shares would be subject to forfeiture if Dr. Humphrey were to leave our employ due to voluntary resignation or a termination by us for cause prior to such date. See Item 13 “Certain Relationships and Related Party Transactions” for a further description of these transactions.

(3)          Includes imputed interest of $30,019, tax preparation fees of $1,847, and travel expenses and associated taxes for spouse of $16,547.

(4)          Includes $98,000 of loan principal forgiven by us.

(5)          $147,000 of loan principal that was forgiven by us in 2003.

(6)          Amounts have been adjusted to reflect the effect of a one for 1.55 reverse stock split effected September 27, 2004.

(7)          64,516 of the options to purchase our common stock that were granted to Mr. Glick in 2004 were in recognition of Mr. Glick entering into a lock-up agreement with us and GSK pursuant to which he agreed not to sell or transfer 50% of his shares our common stock and shares purchasable under all of his options until after the call and put periods end and agreed not to put 25% of his shares and shares purchasable under his options. See Item 13 “Certain Relationships and Related Party Transactions” for a further description of this agreement.

Option Grants in Last Fiscal Year

The following table lists each grant of stock options during fiscal year 2004 to the named executive officers. No stock appreciation rights have been granted to these individuals.

	Individual Grants				Potential Realizable
	Number of	Percent of			Value at Assumed
	Securities	Total Options			Annual Rates of Stock
	Underlying	Granted To			Price Appreciation
	Options	Employees In	Exercise	Expiration	for Option Term(4)
Name	Granted(1)	Fiscal Year(2)	Price(3)	Date	5%	10%
Rick E Winningham	385,161	12.42%	$9.6875	03/28/2014	$2,345,749	$5,944,120
	30,967	1.00%	$9.6875	03/28/2014	$188,599	$477,908
Patrick P.A. Humphrey	172,258	5.55%	$9.6875	03/28/2014	$1,049,104	$2,658,427
	30,967	1.00%	$9.6875	03/28/2014	$188,599	$477,908
Marty Glick	172,258	5.55%	$9.6875	03/28/2014	$1,049,104	$2,658,427
	64,516	2.08%	$9.6875	03/28/2014	$393,058	$996,087
	30,967	1.00%	$9.6875	03/28/2014	$188,599	$477,908
Michael Kitt	65,806	2.12%	$9.6875	03/28/2014	$400,779	$1,015,572
	30,967	1.00%	$9.6875	03/28/2014	$188,599	$477,908
Bradford J. Shafer	65,806	2.12%	$9.6875	03/28/2014	$400,779	$1,015,572
	30,967	1.00%	$9.6875	03/28/2014	$188,599	$477,908

(1)          Options granted in 2004 were granted under our 1997 Stock Plan. The shares subject to each option listed in the table vest as follows: 40% of the shares on the earlier of the Put Date (as defined below) or January 1, 2008 (as applicable, the “First Exercise Date”), 30% of the shares on March 29, 2008 and 30% of the shares on March 29, 2009, except that the shares purchasable under the second and third options granted to Mr. Glick will vest in three equal annual installments on March 29, 2005, 2006 and 2007, but will not be exercisable before September 1, 2007. “Put Date” shall mean the day after the final day of the Put Period, as such term is defined in the Restated Certificate of Incorporation of Theravance. The exercise price for each option may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The plan administrator has the discretionary authority to reprice the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the regrant date. The options have a maximum term of ten years measured from the option grant date, subject to earlier termination in the event of the optionee’s cessation of service with us. The options will vest in full if we are acquired and the officer ceases employment with us due to involuntary termination. A transaction by which GSK acquires less than 100% of our stock or assets will not be considered an acquisition that would trigger the foregoing acceleration provision. Share amounts and exercise price per share have been adjusted to reflect the effect of a one for 1.55 reverse stock split effected September 27, 2004.

(2)          The figures representing percentages of total options granted to employees in 2004 are based on a total of 3,101,419 shares underlying options granted to our employees in 2004.

(3)          The exercise price of each option granted was equal to the fair market value of our common stock as valued by our board of directors on the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(4)          The amounts shown in the table above as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Potential realizable values in the table above are calculated by:

•       Multiplying the number of shares of our common stock subject to the option by the fair market value at date of grant.

•       Assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the balance of the term of the option.

•       Subtracting from that result the total option exercise price.

The 5% and 10% assumed rates of appreciation are suggested by the rules of the SEC and do not represent our estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

Option exercises and fiscal year-end values

The following table sets forth the number of options exercised, exercisable and unexercisable shares covered by options as of December 31, 2004 and the year-end value of options as of December 31, 2004 for each of the named executive officers.

	Shares acquired on exercise	Value realized	Number of Securities Underlying unexercised options at December 31, 2004 (#)(1)		Value of unexercised in-the-money options at December 31, 2004 ($)(3)
Name	(#)(1)	($)(2)	Exercisable(#)	Unexercisable(#)	Exercisable	Unexercisable
Rick E Winningham	—	$—	951,611	416,128	$9,883,851	$3,417,451
Patrick P.A. Humphrey	—	$—	446,610	203,225	$4,509,838	$1,668,985
Marty Glick	32,258	$212,500	97,417	267,741	$932,093	$2,198,823
Michael Kitt	19,354	$179,992	258,062	96,773	$2,594,325	$794,748
Bradford J. Shafer	—	$—	70,996	96,773	$822,805	$794,748

(1)          Share amounts have been adjusted to reflect the effect of a one for 1.55 reverse stock split effected September 27, 2004.

(2)          Value realized is based on the fair market value of our common stock on date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the officer.

(3)          Calculated using the fair market value of our common stock on December 31, 2004 less the exercise price of the option.

Employment Agreements

On August 23, 2001, we extended an offer to Mr. Winningham to become our Chief Executive Officer. The agreement provides that if Mr. Winningham’s service is terminated without cause, he will receive a lump-sum severance payment of 24 months salary plus two times his current target bonus. The agreement also provides that Mr. Winningham may borrow up to $3,750,000 from us pursuant to an interest-free loan to purchase a residence, and that 50% of the loan would be forgiven on the 5th anniversary of his employment and an additional 16% of the loan would be forgiven on the 7th anniversary of his employment. Mr. Winningham elected to borrow such funds in July 2002. Under the agreement, we agreed to share with Mr. Winningham any loss or profit realized on the sale of his principal residence if he remained employed by us through 2006. The loan was secured by a second deed of trust on the residence and a pledge of any shares acquired pursuant to the exercise of certain of his stock options. This loan was forgiven and the home equity sharing arrangement was terminated on June 4, 2004 in recognition of Mr. Winningham entering into a lock-up agreement with us and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options and agreed not to put a portion of the shares purchasable under his options. Also, Mr. Winningham agreed to deposit an additional 129,032 shares of common stock purchasable under an option into escrow if he exercises the option prior to September 7, 2007. Should Mr. Winningham leave our employ due to voluntary resignation or a termination by us for cause, then he will forfeit any of these shares deposited into escrow. Subject to continued employment, we will release any shares from escrow over the following periods: 25% on December 31, 2005, 25% on December 31, 2006, and the balance on September 7, 2007. We will release the shares immediately should Mr. Winningham die or leave our employ due to disability. We also paid Mr. Winningham the amount of additional income and employment taxes that he incurred upon the loan being forgiven. See Item 13 “Certain Relationships and Related Party Transactions.”

On April 6, 2001, we extended an employment offer to Dr. Humphrey. The agreement provides that we will pay 50% of Dr. Humphrey’s housing rental costs or that Dr. Humphrey may borrow up to $1,000,000 from us pursuant to an interest-free loan to purchase a residence. Dr. Humphrey elected to borrow such funds in February 2002. The loan was secured by a deed of trust on the residence and a pledge of any shares acquired pursuant to the exercise of certain of his stock options. This loan was forgiven on June 4, 2004 in recognition of Dr. Humphrey entering into a lock-up agreement with us and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options and agreed not to put a portion of the shares purchasable under his options. Also, Dr. Humphrey agreed to deposit an additional 62,696 shares of common stock purchasable under options into escrow if he exercises the options prior to September 7, 2007. Should Dr. Humphrey leave our employ due to voluntary resignation or a termination by us for cause, then he will forfeit any of these shares deposited into escrow. Subject to continued employment, we will release any shares from escrow over the following periods: 25% on December 31, 2005, 25% on December 31, 2006, and the balance on September 7, 2007. We will release the shares immediately should Dr. Humphrey die or leave our employ due to disability. We also paid Dr. Humphrey the amount of additional income and employment taxes that he incurred upon the loan being forgiven. See Item 13 “Certain Relationships and Related Party Transactions.”

We agreed with Mr. Glick, our Executive Vice President of Strategy, that if Mr. Glick remained employed by us until April 1, 2003, which he did, then all of the options granted to him through April 29, 2000 will remain exercisable for the full 10-year term.

We have entered into an agreement dated September 10, 2004 with Mr. Glick, our Executive Vice President of Strategy, in contemplation of his retirement on January 1, 2006 and in order to facilitate the orderly transition of the leadership of our finance and administration function to a new Chief Financial Officer during 2005. The agreement provides that if Mr. Glick remains employed by us on a full-time basis through June 30, 2005 and on a part-time basis through December 31, 2005, and provides consulting services through December 31, 2006, Mr. Glick will fully vest in 33,709 shares underlying options granted on January 24, 2003 and will vest in 105,160 shares underlying options granted on March 29, 2004. In addition, we will extend the time he has to exercise certain options following his cessation of service. The Company would recognize compensation expense if Mr. Glick remains employed through December 31, 2005 and the time for Mr. Glick to exercise his options is extended. Furthermore, the Company would recognize additional compensation expense if Mr. Glick remains as a consultant through December 31, 2006. We have agreed that we will not terminate Mr. Glick’s employment except for cause. In exchange, Mr. Glick has agreed to provide a release of potential claims and to refrain from serving as an officer or employee to competing businesses during the period he is employed by or providing consulting services to us. Under the agreement, we will continue to pay Mr. Glick his current salary of $27,127 per month through June 30, 2005 and then a salary of $3,750 per month through December 31, 2005. Mr. Glick will also remain eligible to receive 50% of his target bonus for 2005.

On June 30, 2000, we extended an offer letter to David Brinkley to become our Senior Vice President of Commercial Development. Mr. Brinkley’s offer letter provides that he is eligible to receive a bonus of up to 30% of his salary. Pursuant to his offer letter we loaned Mr. Brinkley $230,000 to assist him in the purchase of a home. The loan is interest free and is forgivable upon the 5th anniversary of Mr. Brinkley’s employment, which will be September 1, 2005. In his offer letter, we also agreed to loan Mr. Brinkley up to $1 .1 million to assist him to exercise a non-qualified stock option to purchase 129,032 shares of the Company’s Common Stock granted to him at an exercise price of $ 8.525 per share (the “Option”) and also agreed that this loan would be forgiven upon the 5th anniversary of Mr. Brinkley’s employment. Mr. Brinkley has not yet exercised the Option and therefore not yet taken this additional loan. Due to the prohibition on loans to officers in the Sarbanes-Oxley Act, which was enacted subsequent to our hiring of Mr. Brinkley, we determined that we can no longer make such a loan to Mr. Brinkley and instead are discussing an alternative arrangement with Mr. Brinkley. We expect that the terms of such alternative arrangement will be finalized following the expiration of the 180-day post-IPO lock-up period.

On January 31, 2005, we extended an offer of employment to Michael W. Aguiar to serve as our Senior Vice President and Chief Financial Officer. The agreement provides for an annual salary of $325,000 and that Mr. Aguiar is eligible to receive a bonus of up to 30% of his salary, based on performance. Such bonus is guaranteed for 2005. Mr. Aguiar is entitled to a sign on bonus equal to two times the amount of his expected 2004 bonus from his current employer. The offer letter is for no specific term of employment. The agreement also provides that Mr. Aguiar is to receive an option to purchase 175,000 shares of common stock which will vest over four years with the first installment vesting following the expiration of the period during which our stockholders may exercise their put to GlaxoSmithKline in accordance with our Certificate of Incorporation. Mr. Aguiar will be eligible for annual replenishment option grants based on performance for up to 57,750 shares of common stock. Mr. Aguiar is also to receive a restricted stock grant for 50,000 shares of common stock that will vest based on continued service, with 50% of the shares vesting following the expiration of the period during which our stockholders may exercise their put to GlaxoSmithKline in accordance with our Certificate of Incorporation and 25% of the shares upon each of the next two anniversaries of such date.

Severance and Change of Control Arrangements

The compensation committee of the board of directors, as plan administrator of the 2004 Equity Incentive Plan, has the authority to provide for accelerated vesting of the shares of common stock subject to outstanding options held by the officers named in the Summary Compensation Table and any other person in connection with certain changes in control of Theravance. In connection with our adoption of the 2004 Equity Incentive Plan, we have provided that upon a change in control of Theravance, each outstanding option and all shares of restricted stock will generally not accelerate vesting unless the surviving corporation does not assume the option or award or replace it with a comparable award. If options or awards are assumed or replaced by the surviving corporation, they will become fully exercisable and fully vested if the holder’s employment or service is terminated without cause within three months before or twenty-four months following a change in control. Options granted before 2004 will vest as if the optionee had completed an additional 12 months of service if we are acquired and the officer ceases employment with us due to involuntary termination.

Our board of directors has entered into a change in control severance plan for the benefit of our officers. Under the change in control severance plan, an officer is entitled to a lump sum cash payment equal to 100% of his highest rate of base salary and target bonus plus a pro-rated portion of the year’s target bonus if he is involuntarily terminated other than for misconduct within three months prior to or twenty-four months following a change in control. The severance benefit for each of our senior vice presidents will be equal to 150% of the highest rate of base salary and target bonus plus a pro-rated portion of the year’s target bonus. The severance benefit for our chief executive officer and each of the executive vice presidents will be equal to 200% of their highest rate of base salary and target bonus plus a pro-rated portion of the year’s target bonus. All officers are also entitled to continuation of all health and other welfare benefits for twelve to twenty-four months, as applicable, or such time as the individual is re-employed with comparable insurance benefits. All payments will include additional amounts covering any applicable parachute excise taxes incurred on a change in control as a result of payments under the severance agreement, due to acceleration of vesting of options, or otherwise. A change in control includes (other than any transaction by which GSK acquires less than all of our shares or our assets):

•       a merger of Theravance after which our stockholders own 50% or less of the surviving corporation or its parent company;

•       a sale of all or substantially all of our assets;

•       a proxy contest that results in the replacement of more than one-half of our directors over a 24-month period; or

•       an acquisition of 35% or more of our outstanding stock by any person or group, other than a person related to Theravance, such as a holding company owned by our stockholders.

Director Compensation

On April 28, 2004, the compensation committee of our board of directors adopted a compensation program for outside directors. Pursuant to this program, each member of our board of directors who is not our employee will receive a $25,000 annual retainer as well as $1,000 for each board meeting attended in person ($500 for meetings attended by video or telephone conference). The chairperson of the compensation committee and the nominating/corporate governance committee will receive $2,000 for each committee meeting attended in person ($1,000 for meetings attended by video or telephone conference), and the chairperson of the audit committee will receive $3,000 for each audit committee meeting attended in person ($1,500 for meetings attended by video or telephone conference).

Under the director compensation program adopted on April 28, 2004, members of our board of directors who are not our employees will also receive equity incentives. Each independent director who joins our board of directors after April 28, 2004 will receive a nonstatutory stock option exercisable for 25,806 shares of common stock with an exercise price equal to the then fair market value per share of our common stock. This stock option will vest in two equal annual installments of 12,903 shares on the first and second anniversaries of his or her date of election or appointment to our board of directors. On April 28, 2004, each of Messrs. Baker, Drazan, Gunderson, Levine, Loewenthal, Mullen, Waltrip, Whitesides and Young, the current non-employee members of our board of directors, was granted a fully-vested nonstatutory stock option exercisable for 25,806 shares of common stock with an exercise price of $9.69 per share. In addition, at each annual meeting beginning in 2005, each non-employee member of our board of directors will receive a fully vested nonstatutory stock option exercisable for 12,903 shares of common stock with an exercise price equal to the then fair market value per share of our common stock. Options granted under the director compensation program will not be exercisable before September 1, 2007 and will have a term of 10 years.

Dr. Vagelos receives annual compensation of approximately $82,500 for his service as Chairman of our board of directors. In addition, Dr. Vagelos is entitled to receive option grants in 2005 for a number of shares equal to 125% of the number of shares granted to Mr. Winningham in the year, provided that Dr. Vagelos continues to provide a high level of involvement and exceptional contributions to our business. On January 24, 2003, we granted an option to Dr. Vagelos to purchase 141,129 shares of our common stock at an exercise price of $3.10 per share. The option is immediately exercisable; provided Dr. Vagelos remains in our service, the option shares will vest over four years. On March 29, 2004, we granted an option to Dr. Vagelos to purchase 416,129 shares of our common stock at an exercise price of $9.6875 per share. Provided Dr. Vagelos remains in our service, the option will become exercisable for 40% of the shares on September 2, 2007, for 30% of the shares on March 29, 2008, and for 30% of the shares on March 29, 2009. The 2004 option will vest in full if we are acquired and Dr. Vagelos ceases service with us due to involuntary termination. A transaction by which GSK acquires less than 100% of our stock or assets will not be considered an acquisition that would trigger the foregoing acceleration provision.

Compensation Committee Interlocks and Insider Participation

The current members of our compensation committee of our board of directors are Messrs. Young, Whitesides, Baker, Drazan and Loewenthal. None of the members of our compensation committee was at any time during the 2004 fiscal year or at any other time an officer or employee of Theravance. No executive officer of Theravance serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or our compensation committee.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of February 28, 2005 by:

•       each person known by us to be the beneficial owner of more than 5% of our common stock;

•       our named executive officers;

•       each of our directors; and

•       all executive officers and directors as a group.

Unless otherwise indicated, to our knowledge, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with that person’s spouse.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

This table lists applicable percentage ownership based on 53,111,639 shares of common stock (including 9,401,498 shares of Class A common stock beneficially owned by GlaxoSmithKline plc and its affiliates) outstanding as of February 28, 2005. Options and warrants to purchase shares of our common stock that are exercisable within 60 days of February 28, 2005, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned Number	Percent
5% Stockholders
GlaxoSmithKline plc(2) 980 Great West Road Brentford Middlesex TW8 9GS United Kingdom	9,401,498	17.7%
Sierra Ventures VI, L.P.(3) 2884 Sand Hill Road, Suite 100 Menlo Park, CA 94025	2,943,027	5.5
Executive Officers and Directors
Rick E Winningham(4)	951,611	1.8
Marty Glick(5)	397,481	*
Patrick P.A. Humphrey(6)	457,610	*
Bradford J. Shafer(7)	316,642	*
Michael M. Kitt, M.D.(8)	277,416	*
P. Roy Vagelos, M.D.(9)	1,945,255	3.6
Julian C. Baker(10)	66,097	*
Jeffrey M. Drazan(11)	3,075,285	5.8
Robert V. Gunderson, Jr.(12)	112,293	*
Arnold J. Levine, Ph.D.(13)	70,967	*
Ronn C. Loewenthal(14)	631,034	1.2
Michael G. Mullen(15)	—	*
William H. Waltrip(16)	32,258	*
George M. Whitesides, Ph.D.(17)	782,576	1.5
William D. Young(18)	32,258	*
All executive officers and directors as a group (18 persons)(19)	9,714,710	18.3

*                    Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)          Unless otherwise indicated, the address for each beneficial owner is c/o Theravance, Inc., 901 Gateway Boulevard, South San Francisco, California 94080.

(2)          Includes 2,580,645 shares of Class A common stock held of record by Glaxo Group Limited plc. Also includes 6,820,853 shares of Class A common stock held of record by SmithKline Beecham

Corporation. Glaxo Group Limited plc and SmithKline Beecham Corporation each are wholly-owned subsidiaries of GlaxoSmithKline plc. Percentage of shares beneficially owned by GlaxoSmithKline plc is based on its beneficial ownership of 9,401,498 shares of Class A common stock.

(3)          Includes 2,685,467 shares held of record by Sierra Ventures VI, L.P. and 257,560 shares held of record by SV Associates VI, L.P. in nominee name. SV Associates VI, L.P. is the general partner of Sierra Ventures VI, L.P. Management of the business affairs of SV Associates VI, L.P., including the decisions respecting disposition and voting of investments, is by majority decision of its general partners, Jeffrey M. Drazan, David C. Schwab and Peter C. Wendell.

(4)          Includes 951,611 shares subject to options exercisable within 60 days of February 28, 2005. Excludes 416,129 shares subject to options not exercisable within 60 days of February 28, 2005.

(5)          Includes 298,064 shares held of record by the Glick Revocable Trust. Also includes 97,417 shares subject to options exercisable within 60 days of February 28, 2005. Excludes 267,741 shares subject to options not exercisable within 60 days of February 28, 2005.

(6)          Includes 446,610 shares subject to options exercisable within 60 days of February 28, 2005. Excludes 203,225 shares subject to options not exercisable within 60 days of February 28, 2005.

(7)          Includes 230,974 shares held of record by the Bradford J. Shafer Revocable Living Trust Dated 10/30/97. Also includes 14,701 shares held in trust for the benefit of Mr. Shafer’s children. Also includes 70,966 shares subject to options exercisable within 60 days of February 28, 2005. Excludes 123,402 shares subject to options not exercisable within 60 days of February 28, 2005.

(8)          Includes 258,062 shares subject to options exercisable within 60 days of February 28, 2005. Excludes 123,402 shares not exercisable within 60 days of February 28, 2005.

(9)          Includes 96,774 shares held of record by the Marianthi Foundation, of which Dr. Vagelos is a founder and current director. Also includes 258,064 shares held of record by the Vagelos 2004 Grantor Retained Annuity Trust, 38,709 shares held of record by the Cara Diana Roberts Trust, 38,709 shares held of record by the Olivia Sophia Vagelos Trust, 38,709 shares held of record by the Lydia Joan Roberts Trust, 38,709 shares held of record by the Alexa E. Masseur Irrevocable Trust, 38,709 shares held of record by the 2004 Vagelos Grandchild Irrevocable Trust and 38,709 shares held of record by the Emma B. Vagelos Irrevocable Trust, each of which Dr. Vagelos is the trustee. Includes 354,838 shares subject to options exercisable within 60 days of February 28, 2005. Excludes 416,129 shares subject to options not exercisable within 60 days of February 28, 2005.

(10)   Includes 33,839 shares representing one-half interest in the shares held of record by FBB Associates, a partnership in which Mr. Baker has shared voting and investment power. Also includes 32, 258 shares subject to options exercisable within 60 days of February 28, 2005. Excludes 25,806 shares subject to options not exercisable within 60 days of February 28, 2005.

(11)   Includes 2,685,468 shares held of record by Sierra Ventures VI, L.P. and 257,560 shares held of record by SV Associates VI, L.P. in nominee name. SV Associates VI, L.P. is the general partner of Sierra Ventures VI, L.P. Mr. Drazan is one of the general partners, in addition to David C. Schwab and Peter C. Wendell, of SV Associates VI, L.P. and exercises shared voting and investment power over the shares held by the Sierra entities. Mr. Drazan disclaims beneficial ownership of the shares held by Sierra Ventures VI, L.P. and Sierra Ventures Associates VI, L.P. except to the extent of his pecuniary interest therein. Also includes 116,129 shares held of record by Victory Ventures LLC. Mr. Drazan is a member of the Board of Directors of Victory Ventures LLC and exercises shared voting and investment power over the shares held by Victory Ventures LLC, but disclaims beneficial ownership of the shares held by Victory Ventures LLC except to the extent of his pecuniary interest therein. Excludes 25,806 shares subject to stock options not exercisable within 60 days of February 28, 2005.

(12)   Includes 62,346 shares held of record by G&H Partners and 17,689 shares held by Marshall & Ilsley for the benefit of G&H Partners. Mr. Gunderson is one of the general partners, in addition to Scott C. Dettmer and Brooks Stough, of G&H Partners and exercises shared voting and investment power over the shares held by G&H Partners. Mr. Gunderson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in G&H Partners. Excludes 25,806 shares subject to stock options not exercisable within 60 days of February 28, 2005.

(13)   Excludes 25,806 shares subject to stock options not exercisable within 60 days of February 28, 2005.

(14)   Includes 598,776 shares held of record by Dr. Hasso Plattner, for whom Mr. Loewenthal has power of attorney and voting and investment power. Mr. Loewenthal disclaims beneficial ownership of the shares held by Dr. Plattner. Also includes 32,258 shares subject to stock options exercisable within 60 days of February 28, 2005. Excludes 25,806 shares subject to stock options not exercisable within 60 days of February 28, 2005.

(15)   Excludes 25,806 shares subject to stock options not exercisable within 60 days of February 28, 2005.

(16)   Includes 32,258 shares subject to stock options exercisable within 60 days of February 28, 2005. Excludes 25,806 shares subject to stock options not exercisable within 60 days of February 28, 2005.

(17)   Includes 193,548 shares held of record by the Whitesides Family Trust, of which Dr. Whitesides is the trustee. Excludes 25,806 shares subject to stock options not exercisable within 60 days of February 28, 2005.

(18)   Includes 32,258 shares subject to stock options exercisable within 60 days of February 28, 2005. Excludes 25,806 shares subject to stock options not exercisable within 60 days of February 28, 2005.

(19)   Includes an aggregate of 2,780,626 shares subject to options exercisable within 60 days of February 28, 2005. Excludes an aggregate of 2,064,555 shares subject to options not exercisable within 60 days of February 28, 2005.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	9,435,327	$7.86	4,035,518
Equity compensation plans not approved by stockholders	—	—	—
Total	9,435,327	$7.86	4,035,518	*

*                    Includes 325,000 shares of common stock issuable under our Employee Stock Purchase Plan.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GSK Transactions

In December 2002, we entered into a collaboration agreement with GSK. In connection with this agreement, we received a payment of $10.0 million and sold $40.0 million of our Series E preferred stock to Glaxo Group Limited, an affiliate of GSK and one of our greater than 5% beneficial stockholders. These shares were converted to common stock in connection with our May 2004 sale of Class A common stock to SmithKline Beecham Corporation, an affiliate of Glaxo Group Limited and GSK. We have also received $45.0 million in milestone payments through June 30, 2004 pursuant to the collaboration agreement, and may receive clinical, regulatory and commercial milestone payments from GSK pursuant to this collaboration based on the performance of our product candidates. For a more detailed description of the collaboration agreement, see Item 1 “Business.”

In May 2004, we sold $108.9 million of Class A common stock to SmithKline Beecham Corporation, an affiliate of GSK and Glaxo Group Limited, one of our greater than 5% beneficial stockholders, and issued to Glaxo Group Limited 2,580,645 shares of Class A common stock in exchange for 2,580,645 shares of common stock held by Glaxo Group Limited upon conversion of its shares of Series E Preferred Stock. We also entered into a strategic alliance agreement with GSK pursuant to which GSK received an option to license product candidates from all of our current and future discovery and development programs initiated prior to September 1, 2007 on an exclusive, worldwide basis, and we received from GSK an upfront payment of $20.0 million. We received an additional $5.0 million in connection with GSK’s license of our long-acting muscarinic antagonist program in August 2004. In addition, we have entered into a governance agreement with GSK, which governs future acquisitions or dispositions of our securities by GSK and GSK’s right to elect directors to our board of directors. In October 2004, contemporaneously with the closing of our initial public offering, we sold 433,757 shares of Class A common stock to GSK in a private transaction. The Class A shares were sold at $16 per share, the same per share price to the public in our initial public offering, for aggregate proceeds of $6.9 million. Shares of Class A common stock are held only by GSK and its affiliates. For a more detailed description of the collaboration see Item 1 “Business” of this Annual Report on Form 10-K.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. These agreements, among other things, require us to indemnify each director and officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or officer.

Amended and Restated Investors’ Rights Agreement

We have granted demand, piggyback and S-3 registration rights to certain of our common stockholders and our Class A common stockholders pursuant to an investors’ rights agreement dated May 11, 2004.

Loans to Executive Officers

We have provided loans to the officers and directors identified below for the exercise of options to purchase shares of Theravance common stock. In general, the loans are interest-free and the full amount of an officer’s loan will be forgiven if the officer remains employed by us at the time the shares subject to his option vest in full. As of December 31, 2004, no payments had been made on any of the loans listed in the table, except as set forth below.

Name & Title	Principal Amount	Number of Shares Acquired	Indebtedness as of December 31, 2004	Date of Loan	Full Vesting Date	Maturity Date
Bradford J. Shafer	$105,000	80,645	$105,000	2/11/00	8/2/05	2/11/06
Senior Vice President, General Counsel
George Whitesides	$12,250	16,129	$12,250	12/14/98	9/3/05	9/29/05
Director	$9,800	12,903	$9,800	12/14/98	9/1/06	8/31/06
	$39,200	51,612	$39,200	12/14/98	5/20/07	5/20/07
	$12,250	16,129	$12,250	12/14/98	5/20/07	5/20/07
	$14,700	19,354	$14,700	12/14/98	5/20/07	5/20/07
Arnold Levine	$12,250	16,129	$12,250	12/17/98	2/24/02	4/14/06
Director	$9,800	12,903	$9,800	12/17/98	2/24/02	8/31/06

On October 2, 1998, Mr. Glick, our Executive Vice President, Strategy, borrowed $98,000 to exercise a stock option on October 2, 1998. All principal under the loan was satisfied when the loan was forgiven by its terms on June 30, 2002. In connection with the forgiveness of the loan, Mr. Glick incurred taxable income equal to the amount of debt forgiven. We loaned Mr. Glick $33,761 on June 30, 2002 to permit him to satisfy tax obligations arising from the forgiveness of the loan. This loan bears interest at the rate of 4.75% and is due on June 30, 2007. The largest aggregate amount of indebtedness outstanding under this loan during 2004 was $37,944. Mr. Glick borrowed $98,000 to exercise a second stock option on October 2, 1998. This loan bore no interest. All principal under the loan was forgiven by its terms on June 30, 2004. The largest aggregate amount of indebtedness outstanding under this loan during 2004 was $98,000.

On December 14, 1998, Mr. Vagelos, our Chairman of the Board of Directors, borrowed $392,000 to exercise a stock option. This loan bore no interest. All principal under the loan was satisfied when the loan was forgiven by its terms on December 31, 2004. In connection with the forgiveness of the loan, Mr. Vagelos incurred taxable income equal to the amount of debt forgiven. The largest aggregate amount of indebtedness outstanding under this loan during 2004 was $392,000.

On December 21, 1998, Mr. Sturmer borrowed $34,300 to exercise a stock option. All principal under the loan was satisfied when the loan was forgiven by its terms on December 27, 2002. In connection with the forgiveness of the loan, Mr. Sturmer incurred taxable income equal to the amount of debt forgiven. We loaned Mr. Sturmer $11,816.35 on December 27, 2002 to permit him to satisfy his tax obligations. This loan bore interest at the rate of 4.25% and on May 26, 2004 Mr. Sturmer paid us $12,536.76, an amount equal to the principal and unpaid interest accrued on the loan as of that date. Mr. Sturmer borrowed $36,750 to exercise a stock option. All principal under the loan was satisfied when the loan was forgiven by its terms on December 21, 2004. In connection with the forgiveness of the loan, Mr. Sturmer incurred taxable income equal to the amount of debt forgiven. The largest aggregate amount of indebtedness outstanding under this loan during 2004 was $36,750.

On February 11, 2000, Mr. Shafer borrowed $147,000 to exercise a stock option. The largest aggregate amount of indebtedness outstanding under this loan during 2003 was $147,000. All principal under the loan was satisfied when the loan was forgiven by its terms on August 2, 2003. In connection with the forgiveness of the loan, Mr. Shafer incurred taxable income equal to the amount of debt forgiven. We loaned

Mr. Shafer $47,701.50 on August 2, 2003 to permit him to satisfy his tax obligations. This loan bore interest at the rate of 4% and on May 27, 2004 Mr. Shafer paid us $49,294.02, an amount equal to the principal and unpaid interest accrued on the loan as of that date.

On March 16, 2000, Mr. Shafer borrowed $229,250 to exercise a stock option. The loan bears interest at the rate of 7% per year compounded annually and does not provide for automatic forgiveness when the options vest in full. On December 1, 2004, Mr. Shafer paid us $315,392.76, an amount equal to the principal and unpaid interest on the loan as of that date.

On July 1, 2002, we extended a loan to Mr. Winningham, our Chief Executive Officer, in the principal amount of $3,750,000 pursuant to the terms of his employment offer letter. The proceeds from the loan were used by Mr. Winningham to purchase his principal residence. The note was interest free, with principal due on July 1, 2012, subject to acceleration upon borrower’s cessation of employment under certain circumstances and certain other events. The loan provided that 50% of the principal of such loan was to be forgiven on his fifth anniversary of employment with us and an additional 16% of the original principal was to be forgiven on his seventh anniversary with us. The loan was secured by a second deed of trust on the residence and a pledge of 774,192 shares of stock issuable upon exercise of his options. The largest aggregate amount of indebtedness outstanding under this loan during 2004 was $3,750,000.

On June 4, 2004, we entered into an agreement with Mr. Winningham pursuant to which we terminated the home equity sharing arrangement and agreed to forgive Mr. Winningham’s housing loan in the amount of $3,750,000, thereby extinguishing his debt in full, in recognition of Mr. Winningham entering into a lock-up agreement with us and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options and agreed not to put a portion of the shares purchasable under his options. We also agreed to pay Mr. Winningham the amount of additional income and employment taxes that he incurred upon the loan being forgiven. We granted Mr. Winningham an option on December 8, 2001 to purchase 774,192 shares of our common stock at an exercise price of $8.53 per share and he is vested as of December 31, 2004 in 612,901 of the shares purchasable under the option. Under the June 4, 2004 agreement, Mr. Winningham agreed to deposit an additional 129,032 of the shares purchasable under this initial option into escrow if he exercises the option prior to September 7, 2007. Should Mr. Winningham leave our employ due to voluntary resignation or a termination by us for cause, then he will forfeit any shares deposited into escrow. We will release these 129,032 shares from escrow over the following periods: 25% on December 31, 2005, 25% on December 31, 2006, and the balance on September 7, 2007 and will release the shares immediately should Mr. Winningham die or leave our employ due to disability.

On February 27, 2002, we extended a loan to Dr. Humphrey, our Executive Vice President, Research, in the principal amount of $1,000,000 pursuant to the terms of his employment offer letter. The proceeds from the loan were used by Dr. Humphrey to purchase his principal residence. The note was interest free, with principal due on February 27, 2012, subject to acceleration upon borrower’s cessation of employment under certain circumstances and certain other events. The loan was secured by a deed of trust on the residence and a pledge of 387,096 shares of stock issuable upon exercise of his options. The largest aggregate amount of indebtedness outstanding under this loan during 2004 was $953,500.

On June 4, 2004, we entered into an agreement with Dr. Humphrey pursuant to which we agreed to forgive Dr. Humphrey’s housing loan in the amount of $953,500, thereby extinguishing his debt in full, in recognition of Dr. Humphrey entering into a lock-up agreement with us and GSK pursuant to which he has agreed not to sell or transfer 50% of the shares purchasable under all of his options and agreed not to put a portion of the shares purchasable under his options. We also agreed to pay Dr. Humphrey the amount of additional income and employment taxes that he incurred upon the loan being forgiven. We granted Dr. Humphrey an option on June 30, 2001 to purchase 193,548 shares of our common stock at an exercise price of $8.53 per share and he is vested as of December 31, 2004 in 169,355 of the shares purchasable under the option. On February 24, 2002 we granted Dr. Humphrey additional options to purchase 193,547 shares of our common stock at an exercise price of $8.53 per share; he is vested as of December 31, 2004 in 137,096 of the shares purchasable under these additional options. Under the June 4, 2004 agreement, Dr. Humphrey agreed to deposit an additional 62,696 of the shares purchasable under his initial options into escrow if he exercises the options prior to September 7, 2007. Should Dr. Humphrey leave our employ due to voluntary resignation or a termination by us for cause, then he will forfeit any shares deposited into escrow. We will release these 62,696 shares from escrow over the following periods: 25% on December 31, 2005, 25% on December 31, 2006, and the balance on September 7, 2007 and will release the shares immediately should Dr. Humphrey die or leave our employ due to disability.

On September 8, 2000 we extended a loan to Mr. Brinkley, our Senior Vice President, Commercial Development, in the principal amount of $230,000 pursuant to the terms of his employment offer letter. The proceeds from the loan were used by Mr. Brinkley to purchase his principal residence. The note is interest free, with principal due on September 1, 2005, subject to acceleration upon borrower’s cessation of employment and certain other events. The loan is secured by a second deed of trust on the residence. The largest aggregate amount of indebtedness outstanding during 2004 was $230,000.

On July 31, 2003 we extended a loan to Mr. Campbell, our Senior Vice President, Technical Operations, in the principal amount of $500,000 pursuant to the terms of his employment offer letter. The proceeds from the loan were used by Mr. Campbell to purchase his principal residence. The note was interest free with principal due on July 30, 2013, subject to acceleration upon borrower’s cessation of employment and certain other events. The loan was secured by a second deed of trust on the residence and a pledge of his option shares. The largest aggregate amount of indebtedness outstanding in 2004 was $500,000. On June 10, 2004, Mr. Campbell repaid the loan in full.

In May 2004 P. Roy Vagelos, Rick E Winningham, Patrick P.A. Humphrey and Marty Glick, agreed with GSK not to sell more than one-half of their shares of common stock prior to the date of redemption of our common stock pursuant to GSK’s call right, or, in the alternative, on the close of business on the last day that our stockholders can exercise their put right. In addition, these individuals have agreed that they will not exercise their put right with respect to one-quarter of their shares of common stock or options to purchase common stock held on May 11, 2004 and otherwise eligible to be put.

During the fiscal years ended December 31, 2002, 2003 and 2004, we retained the services of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, a law firm of which Robert V. Gunderson, Jr., one of our directors, is a founding partner. We expect to continue to retain the services of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP in the future.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by Ernst & Young LLP, Theravance Inc’s independent registered public accounting firm, in fiscal years 2004 and 2003 were as follows (in thousands):

Services Rendered/Fees	2004	2003
Audit fees(1)	$760	$77
Audit-Related Fees(2)	$70	$90
Total Audit and Audit-Related Fees	$830	$167
Tax	$77	$46
All Other Fees(3)	$6	$3

(1)          For professional services rendered for the audits of annual financial statements, including the audit of annual financial statements for the years ended December 31, 2004 and 2003, in 2004 the review of quarterly financial statements included in the Company’s Registration on Form S-1 and the review of quarterly financial statements included in the Company’s Form 10-Q for the quarter ended September 2004 and fees for services related to other regulatory filings or similar engagements.

(2)          For the years ended 2004 and 2003, audit related services including accounting consultations and audits in connection with employee benefit plans.

(3)          For the years ended 2004 and 2003, represented fees for services other that those described above.

Audit Committee Pre-Approval Policy

Because our initial public offering commenced on October 5, 2004, our Audit Committee was not required to, and did not pre-approve, all of the services and related fees described above for services provided in 2004 prior to our initial public offering and in 2003. The Audit Committee has reviewed and subsequently approved Ernst & Young LLP’s fees for 2004 that were performed prior to our initial public offering.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Ernst & Young LLP, our independent auditors. The Audit Committee can pre approve specified services in defined categories of audit services, audit-related services, tax services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Ernst & Young LLP or on an individual case-by-case basis before Ernst & Young LLP is engaged to provide a service.

Independence Assessment by Audit Committee

Our Audit Committee considered and determined that the provision of the services provided by Ernst & Young LLP as set forth herein are compatible with maintaining Ernst & Young LLP’s independence and approved all non-audit related fees and services.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2004
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules:
All schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Exhibit No	Description
3.3*	Amended and Restated Certificate of Incorporation
3.5*	Amended and Restated Bylaws
4.1*	Specimen certificate representing the common stock of the registrant
4.2*	Rights Agreement
10.1*	1997 Stock Plan
10.2*	Long-Term Stock Option Plan
10.3*	2004 Equity Incentive Plan
10.4*	Employee Stock Purchase Plan
10.5*	Change in Control Severance Plan
10.6*	Warrant issued to Comdisco, dated as of April 27, 1998
10.7*	Warrant issued to Silicon Valley Bank, dated as of November 26, 2002
10.8*	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
10.9*	Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
10.10*+	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002
10.11*	Form of Indemnification Agreement for directors and officers of the registrant
10.12*	Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004
10.13*	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004
10.14*	Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004
10.15*+	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004
10.16*+	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002
10.17*	Offer Letter with Rick E Winningham dated August 23, 2001
10.18*	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Rick E Winningham to the registrant, dated as of July 1, 2002
10.19*	Stock Pledge Agreement between the registrant and Rick E Winningham, dated as of July 1, 2002
10.20*	Letter Agreement between the registrant and Rick E Winningham, dated as of June 4, 2004
10.21*	Offer Letter with Patrick P.A. Humphrey dated April 6, 2001
10.22*	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Patrick P.A. Humphrey to the registrant, dated as of February 27, 2002
10.23*	Stock Pledge Agreement between the registrant and Patrick P.A. Humphrey, dated as of February 27, 2002
10.24*	Letter Agreement between the registrant and Patrick P.A. Humphrey dated June 4, 2004
10.25*	Offer Letter with David L. Brinkley dated June 30, 2000
10.26*	Warrant issued to Comdisco, dated as of May 7, 1997
10.27*	Letter Agreement between the registrant and Marty Glick, dated as of September 10, 2004
10.28*	Class A Common Stock Purchase Agreement between the registrant and GSK
10.29	Offer Letter with Michael W. Aguiar dated as of January 31, 2005

10.30	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan
10.31	Form of Stock Restriction Agreement under 2004 Equity Incentive Plan
21.1*	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350

*                    Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

+                Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Theravance Inc.’s application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

THERAVANCE, INC.
By:	/s/ RICK E WINNINGHAM
Rick E Winningham Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ P. ROY VAGELOS	Chairman of the Board and Directors	March 29, 2005
P. Roy Vagelos, M.D
/s/ RICK E WINNINGHAM	Chief Executive Officer and Director	March 29, 2005
Rick E Winningham	(Principal Executive Officer)
/s/ MICHAEL W. AGUIAR	Senior Vice President, Finance and Chief	March 29, 2005
Michael W. Aguiar	Financial Officer (Principal Financial and Accounting Officer)
/s/ JULIAN C. BAKER	Director	March 29, 2005
Julian C. Baker
/s/ JEFFREY M. DRAZAN	Director	March 29, 2005
Jeffrey M. Drazan
/s/ ROBERT V. GUNDERSON	Director	March 29, 2005
Robert V. Gunderson
/s/ ARNOLD J. LEVINE, PH.D	Director	March 29, 2005
Arnold J. Levine, Ph.D
/s/ RONN C. LOEWENTHAL	Director	March 29, 2005
Ronn C. Loewenthal
/s/ MICHAEL G. MULLEN	Director	March 29, 2005
Michael G. Mullen
/s/ WILLIAM H. WALTRIP	Director	March 29, 2005
William H. Waltrip
/s/ GEORGE M. WHITESIDES, PH.D	Director	March 29, 2005
George M. Whitesides, Ph.D
/s/ WILLIAM D. YOUNG	Director	March 29, 2005
William D. Young

Exhibits

Exhibit No	Description
3.3*	Amended and Restated Certificate of Incorporation
3.5*	Amended and Restated Bylaws
4.1*	Specimen certificate representing the common stock of the registrant
4.2*	Rights Agreement
10.1*	1997 Stock Plan
10.2*	Long-Term Stock Option Plan
10.3*	2004 Equity Incentive Plan
10.4*	Employee Stock Purchase Plan
10.5*	Change in Control Severance Plan
10.6*	Warrant issued to Comdisco, dated as of April 27, 1998
10.7*	Warrant issued to Silicon Valley Bank, dated as of November 26, 2002
10.8*	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
10.9*	Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
10.10*+	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002
10.11*	Form of Indemnification Agreement for directors and officers of the registrant
10.12*	Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004
10.13*	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004
10.14*	Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004
10.15*+	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004
10.16*+	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002
10.17*	Offer Letter with Rick E Winningham dated August 23, 2001
10.18*	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Rick E Winningham to the registrant, dated as of July 1, 2002
10.19*	Stock Pledge Agreement between the registrant and Rick E Winningham, dated as of July 1, 2002
10.20*	Letter Agreement between the registrant and Rick E Winningham, dated as of June 4, 2004
10.21*	Offer Letter with Patrick P.A. Humphrey dated April 6, 2001
10.22*	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Patrick P.A. Humphrey to the registrant, dated as of February 27, 2002
10.23*	Stock Pledge Agreement between the registrant and Patrick P.A. Humphrey, dated as of February 27, 2002
10.24*	Letter Agreement between the registrant and Patrick P.A. Humphrey dated June 4, 2004
10.25*	Offer Letter with David L. Brinkley dated June 30, 2000
10.26*	Warrant issued to Comdisco, dated as of May 7, 1997
10.27*	Letter Agreement between the registrant and Marty Glick, dated as of September 10, 2004
10.28*	Class A Common Stock Purchase Agreement between the registrant and GSK
10.29	Offer Letter with Michael W. Aguiar dated as of January 31, 2005
10.30	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan
10.31	Form of Stock Restriction Agreement under 2004 Equity Incentive Plan
21.1*	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350

*                    Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

+                Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Theravance Inc.’s application for confidential treatment.