Form 10-Q
period 2005-03-31
THERAVANCE INC
filed 2005-05-13
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of registrant’s common stock outstanding on May 3, 2005 was 43,877,634.

The number of shares of registrant’s Class A common stock outstanding on May 3, 2005 was 9,401,498.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$85,499	$101,411
Marketable securities	146,333	155,730
Receivable from related party	1,548	2,124
Prepaid and other current assets	5,126	5,203
Total current assets	238,506	264,468

Property and equipment, net	13,395	13,242
Restricted cash and cash equivalents	4,194	4,537
Deferred sublease costs	476	545
Notes receivable	2,542	2,989
Notes receivable from related parties	52	64
Other assets	31	177
Total assets	$259,196	$286,022

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,882	$5,925
Accrued personnel-related expenses	5,149	7,615
Accrued clinical and development expenses	5,716	5,579
Other accrued liabilities	2,094	2,338
Current portion of notes payable	167	262
Current portion of capital lease obligations	1,442	2,359
Current portion of deferred revenue	11,563	10,959
Total current liabilities	36,013	35,037

Deferred rent	2,534	2,500
Notes payable	688	706
Capital lease obligations	905	1,073
Deferred revenue	57,978	56,339

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 43,726 and 43,522 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	437	435
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	94	94
Additional paid-in capital	671,144	669,698
Notes receivable from stockholders	(47)	(495)
Deferred stock-based compensation	(9,661)	(10,079)
Accumulated other comprehensive loss	(834)	(682)
Accumulated deficit	(500,055)	(468,604)
Total stockholders’ equity	161,078	190,367
Total liabilities and stockholders’ equity	$259,196	$286,022

*Condensed consolidated balance sheet at December 31, 2004 has been derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue from related party	$2,757	$1,387

Operating expenses:
Research and development	29,355	18,874
General and administrative	5,070	3,288
Stock-based compensation*	1,408	385
Total operating expenses	35,833	22,547

Loss from operations	(33,076)	(21,160)

Interest and other income	1,818	666
Interest expense	(193)	(217)
Net loss	$(31,451)	$(20,711)
Basic and diluted net loss per common share	$(0.59)	$(2.97)

Shares used in computing net loss per common share	52,888	6,978

*       Stock-based compensation, consisting of amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, is allocated as follows:

	Three Months Ended March 31,
	2005	2004

Research and development	$842	$292
General and administrative	566	93
Total non-cash stock-based compensation	$1,408	$385

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows (used in) provided by operating activities
Net loss	$(31,451)	$(20,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,086	1,196
Stock-based compensation	1,408	385
Forgiveness of notes receivables	55	247
Other non-cash operating expenses	396	45
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	472	(1,720)
Accounts payable and accrued liabilities	3,524	3,494
Accrued personnel-related expenses	(2,466)	(1,205)
Deferred rent	34	68
Deferred revenue	2,243	3,614
Net cash used in operating activities	(24,699)	(14,587)

Cash flows provided by investing activities
Purchases of property and equipment	(731)	(193)
Purchases of marketable securities	(17,807)	(9,187)
Sales and maturities of marketable securities	27,052	16,356
Restricted cash and cash equivalents	343	440
Additions to notes receivable	—	(484)
Decrease in notes receivable	413	68
Net cash provided by investing activities	9,270	7,000

Cash flows used in financing activities
Payments on notes payables and capital leases	(1,198)	(836)
Net proceeds from issuances of convertible preferred stock	—	170
Net proceeds from issuances of common stock	715	97
Net cash used in financing activities	(483)	(569)

Net decrease in cash and cash equivalents	(15,912)	(8,156)
Cash and cash equivalents at beginning of period	101,411	35,748
Cash and cash equivalents at end of period	$85,499	$27,592

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$123	$29
Non-cash investing and financing activities:
Addition to deferred stock-based compensation	$896	$—

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Employee Stock Based Compensation

Unaudited Interim Financial Information

 The accompanying unaudited financial statements of Theravance, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.  The results for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005.

The condensed consolidated balance sheet at December 31, 2004 has been derived from audited consolidated financial statements, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 29, 2005.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates based upon current assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual conditions may differ materially from our current assumptions.  This may result in our estimates being incorrect and may require us to take additional charges to earnings.

Reverse Stock Split

On September 27, 2004, the Company enacted a one for 1.55 reverse stock split of the Company’s Common Stock and Class A Common Stock. All historical common share and per common share information has been changed to reflect this reverse stock split.

Segment Reporting

The Company has determined that the Company operates in only one segment, which is the research and development of human therapeutics. In addition, all revenues are generated from United States entities, and all long-lived assets are maintained in the United States.

Fair value of employee stock options

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123 (SFAS No. 123), as amended by SFAS No. 148, the estimated fair value of stock based employee compensation is amortized to expense over the vesting period of the options using the accelerated expense attribution method. The following table shows the pro forma effect on net loss and net loss per common share if the fair value recognition provisions of SFAS No. 123 had been applied to stock based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(31,451)	$(20,711)
Add: Employee stock-based compensation calculated using the intrinsic value method	1,281	291
Less: Total employee stock compensation calculated using the fair value method	(4,104)	(1,319)
Pro forma net loss	$(34,274)	$(21,739)
Net loss per common share, as reported	$(0.59)	$(2.97)
Pro forma net loss common per share	$(0.65)	$(3.12)

The foregoing pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan issuances under the Black-Scholes method. As the Company’s common stock has only recently become publicly traded, certain assumptions regarding stock price volatility and expected life were estimated by considering volatility and expected life assumptions used by similar entities within the Company’s industry.  The Company will continue to evaluate its assumptions as additional historical data regarding volatility of the Company’s stock and expected lives of its employee stock options becomes available. The weighted-average assumptions used to value employee stock based compensation for stock options granted and employee stock purchase plan issuances during the period were as follows:

	Three Months Ended March 31,
	2005	2004
Employee stock options
Risk-free interest rate	3.54% - 3.91%	—
Expected life (in years)	4	—
Volatility	0.7	—
Weighted average estimated fair value of stock options granted	$8.79	—
Employee stock purchase plan issuances
Risk-free interest rate	2.05%	—
Expected life (in years)	0.6	—
Volatility	0.7	—
Weighted average estimated fair value of ESPP issuances	$5.90	—

The Company does not currently pay dividends. For accounting purposes, the fair value was not calculated for the stock options granted during the three months ended March 31, 2004 as the stock option grants exceeded the shares available for issuance under the stock option plans as of March 31, 2004.  The Company’s shareholders subsequently approved a resolution to increase the shares available for issuance under the stock plans. On May 27, 2004 the Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (ESPP) that became effective on October 5, 2004, the date of the Company’s initial public offering.

Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the recognition and measurement provisions of EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1. The Company will evaluate the impact of recognition and measurement provision of EITF 03-1 once the final guidance is issued.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) will be effective for the Company for the annual period beginning January 1, 2006.

The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will have a material impact on the Company’s consolidated results of operations and net loss per share, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the Company believes the impact of that standard would have approximated the impact of Statement 123 as described earlier, in the disclosure of pro forma net loss and net loss per share in Note 1 of our notes to our condensed consolidated financial statements.

2. Net Loss Per Share

Basic net loss per share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase.  Diluted net loss per share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares.  At March 31, 2005, potential common shares consist of shares subject to repurchase (including 50,000 shares of restricted stock), 10,335,000 shares issuable upon the exercise of stock options and 31,000 shares issuable upon the exercise of warrants. At March 31, 2004, potential common shares consist of shares subject to repurchase, 6,242,000 shares issuable upon the exercise of stock options and 67,000 shares issuable upon the exercise of warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

	Three Months Ended March 31,
	2005	2004
(in thousands, except for per share amounts)
Basic and diluted:
Net Loss	$(31,451)	$(20,711)
Weighted average shares of common stock outstanding	53,136	7,352
Less: weighted average shares subject to repurchase	(248)	(374)
Weighted average shares used in computing basic and diluted net loss per share	52,888	6,978
Basic and diluted net loss per share	$(0.59)	$(2.97)

3. Agreements with GlaxoSmithKline

2002 Beyond Advair Collaboration

In November 2002, the Company entered into a collaboration agreement with GSK to develop and commercialize long acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD), which the Company and GSK refer to as the “Beyond Advair” Collaboration.  Through March 31, 2005, the Company received upfront and milestone payments of $55 million from GSK in connection with this collaboration.

The Company recorded these upfront and milestone payments as deferred revenue, which are being amortized ratably over the Company’s estimated period of performance (the product development period), which is currently estimated to be eight years from the collaboration’s inception. Collaboration revenue was $1.9 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, the Company recorded $259,000 for the three months ended March 31, 2004, for certain costs related to the collaboration that were reimbursable by GSK as an offset to research and development expense. Costs related to the collaboration, reimbursable by GSK, recorded for the three months ended March 31, 2005 were not material.

2004 Strategic Alliance

In March 2004, the Company entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the strategic alliance agreement, the Company received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years. The Company recognized $684,000 in revenue for the three months ended March 31, 2005.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) for the treatment of COPD pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the licensing of this program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. The Company recognized $170,000 in revenue related to the LAMA program for the three months ended March 31, 2005.  Additionally, the Company recorded $388,000 for the three months ended March 31, 2005 as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK.

In March 2005, GSK informed the Company of its decision to exercise its right to license the Company’s muscarinic antagonist / beta2 agonist (MABA) program for the treatment of COPD and possibly asthma pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with license of the Company’s MABA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license.  Revenue recognized by the Company related to the MABA program was not material for the three months ended March 31, 2005.  Additionally, the Company recorded $544,000 for the three months ended March 31, 2005 as an offset to research and development expense for certain costs related to the MABA program that were reimbursable by GSK.

4. Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2005:

	March 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agencies	$58,587	$15	$(388)	$58,214
U.S. corporate notes	46,780	—	(105)	46,675
U.S. commercial paper	75,632	—	—	75,632
Asset-backed securities	46,196	—	(356)	45,840
Certificates of deposit	110	—	—	110
Money market funds	9,555	—	—	9,555
Total	236,860	15	(849)	236,026

Less amounts classified as cash and cash equivalents	(85,499)	—	—	(85,499)
Less amounts classified as restricted cash	(4,194)	—	—	(4,194)
Amounts classified as marketable securities	$147,167	$15	$(849)	$146,333

The estimated fair value amounts have been determined by the Company using available market information. At March 31, 2005, approximately 54% of marketable securities mature within twelve months, and 23% of marketable securities mature within twenty-four months. The remaining 23% are asset-backed securities with effective maturities beyond 24 months. Average duration of available-for-sale securities was approximately three months at March 31, 2005.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of unrealized losses on the Company’s available-for-sale securities.  The components of comprehensive loss are as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004

Net Loss	$(31,451)	$(20,711)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(152)	46
Comprehensive loss	$(31,603)	$(20,665)

6. Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2005.

Purchase Obligations

At March 31, 2005, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $5.2 million.

7. Stockholders’ Equity

Stock Option Plans

The Company had previously allowed certain stock option holders to exercise their options by executing stock purchase agreements and full-recourse notes payable to the Company. The stock purchase agreements provide the Company with the right to repurchase unvested shares. Certain full-recourse notes payable include forgiveness provisions whereby the Company forgives the unpaid principal of the note on its maturity date if the optionee remains in continuous service until the maturity date on the notes (see Notes Receivable discussion in Note 8). At March 31, 2005, 104,899 shares were subject to repurchase under these outstanding note agreements.

Through March 31, 2005, in connection with the grant of certain stock options to employees under the 2004 Equity Incentive Plan, 1997 Stock Plan and the Long-term Stock Option Plan, the Company recorded aggregate deferred stock-based compensation of $58.1 million and amortized $42.4 million as non-cash stock-based compensation expense, of which $1.3 million of employee stock-based compensation expense was recorded for the three months ended March 31, 2005. Deferred stock-based compensation represents the difference between the exercise price and the estimated fair value of the Company’s common stock on the date these stock options were granted. The Company recognizes compensation expense for fixed awards in accordance with the accelerated expense attribution method under FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans”.

Restricted Stock

During the three months ended March 31, 2005, the Company’s Board of Directors approved the grant of 50,000 shares of restricted stock to a member of the Company’s senior management.  These restricted shares of stock vest based on continued service, with 50% of the shares vesting following the expiration of the period during which the Company’s stockholders may exercise their put to GSK in accordance with the Company’s Certificate of Incorporation and 25% of the shares upon each of the next two anniversaries of such date.  The Company recorded the $896,000 value of this restricted stock grant as a component of stockholders’ equity and will amortize that amount over the service period.  The value of the restricted stock award was based on the closing market price of the Company’s common stock of $17.91 on the date of award.  Stock based compensation expense related to this award for the three months ended March 31, 2005 was not material.

8.  Related Party Transactions

Related Parties

The Company’s related parties are its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 3.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel.  Fees totaling $244,000 and $110,000 were incurred in the ordinary course of business in the three months ended March 31, 2005 and 2004.

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

Interest receivable related to the notes was $31,000 and $177,000 at March 31, 2005 and December 31, 2004, respectively, and is included in other assets. The Company accrues interest on the notes at rates ranging up to 8%.  The outstanding loans have maturity dates ranging from July 2005 through 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are based upon current expectations that involve risks and uncertainties.  Any statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, goals and objectives, may be forward-looking statements.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Actual results or events may differ significantly from the results discussed in the forward-looking statements we make.  Factors that might cause such a discrepancy include, but are not limited to those discussed below in the subsections entitled “Liquidity and Capital Resources” and “Factors Affecting Results, Including Risks and Uncertainties.”  All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Overview

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Of our six programs in development, two are in late stage – telavancin and the Beyond Advair collaboration with GSK. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, overactive bladder and gastrointestinal disorders. By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets.

We commenced operations in 1997, and as of March 31, 2005, we had an accumulated deficit of $500.1 million. None of our products have been approved for marketing and sale to patients and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development. We anticipate that research and development expenses will increase significantly, in particular, due to two telavancin Phase 3 clinical studies we initiated for complicated skin and soft tissue infections in September and October 2004 and two Phase 3 telavancin clinical studies we initiated for hospital acquired pneumonia in January and February 2005. These four Phase 3 clinical studies will increase our research and development expenses significantly through at least 2006. Also we may experience higher spending on other programs to the extent that we enter later-stage clinical studies for our product candidates currently in Phase 1, and as we advance the development of our other product candidates. Depending on the timing and structure of corporate collaborations, increases in spending may be partially offset by reimbursements or assumption of development costs by corporate partners.

We currently expect to continue to use the total net proceeds of our initial public offering to partially fund four telavancin Phase 3 clinical studies.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we have not identified any critical accounting policies other than those discussed in our Annual Report on Form 10-K filed on March 29, 2005, and there have been no changes to the policies discussed therein.

Agreements with GlaxoSmithKline

2002 Beyond Advair Collaboration

In November 2002, we entered into a collaboration agreement with GSK to develop and commercialize product candidates for the treatment of asthma and COPD. Each company contributed four LABA product candidates to the collaboration. Through March 31, 2005, we received upfront and milestone payments from GSK of $55.0 million in connection with the collaboration.

We recorded the upfront and milestone payments as deferred revenue, which are being amortized ratably over our estimated period of performance (the product development period), which we currently estimate to be eight years from the collaboration’s inception. Collaboration revenue was $1.9 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, we recorded $259,000 for the three months ended March 31, 2004, for certain costs related to the collaboration that were reimbursable by GSK as an offset to research and development expense. Costs related to the collaboration, reimbursable by GSK, recorded for the three months ended March 31, 2005 were not material.

2004 Strategic Alliance

In March 2004, we entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the alliance agreement, we received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise it right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years. In connection with the strategic alliance, we recognized $684,000 in revenue for March 31, 2005.

In August 2004, GSK exercised its right to license our LAMA program for the treatment of COPD pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. We recognized $170,000 in revenue for the three months ended March 31, 2005.  Additionally, we recorded $388,000 for the three months ended March 31, 2005 as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK.

In March 2005, GSK exercised its right to license our MABA program for the treatment of COPD and possibly asthma pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with license of our MABA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license. Revenue recognized related to the MABA program was immaterial for the three months ended March 31, 2005. Additionally, we recorded $544,000 for the three months ended March 31, 2005 as an offset to research and development expense for certain costs related to the MABA program that were reimbursable by GSK.

RESULTS OF OPERATIONS

Revenue   We recognized revenue of $2.8 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively, which was due entirely to the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and strategic alliance agreements.  Following are the upfront and milestone payments received from GSK under the Beyond Advair collaboration and strategic alliance agreements through March 31, 2005 (in millions).

Agreements/Programs	GSK Signed Agreement/Licensed Program	End of Estimated Development Period	Upfront and Milestone Payments
Beyond Advair collaboration	2002	2010	$55.0
Strategic alliance	2004	2011	20.0
Strategic alliance - LAMA	2004	2011	5.0
Strategic alliance - MABA	2005	2013	5.0

Total			$85.0

Upfront and milestone payments received from GSK under the Beyond Advair collaboration and strategic alliance agreements have been deferred and are being amortized ratably into revenue over the estimated development period.  Revenue for the rest of 2005 will be comprised of the ongoing amortization of deferred revenue that relates to the $85 million of upfront and milestone payments received, through March 31, 2005, under our agreements with GSK and any additional upfront or milestone payments earned under current or new agreements with GSK or other partners.

Research and development

Research and development expenses:

	Three Months Ended March 31,
(in millions)	2005	2004
External research and development	$16.1	$6.3
Employee-related	8.7	7.4
Facilities, depreciation and other allocated	4.6	5.2
Total research and development expenses	$29.4	$18.9

Total research and development expenses increased 56% for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.  This increase was primarily the result of higher external research and development expenses and increased employee costs. The higher external development costs primarily related to preclinical and clinical services and contract manufacturing activities supporting Phase 3 clinical studies for telavancin (our lead antibiotic candidate) as well as Phase 1 clinical studies for TD-2749 (our lead gastrointestinal (GI) disorders candidate) and TD-6301 (our overactive bladder (OAB) candidate), which increased by $9.0 million compared to the three months ended March 31, 2004.

We anticipate that research and development expenses will continue to increase substantially in 2005 and subsequent years as we increase our research and development efforts and as our existing and future product candidates proceed through preclinical studies and more costly clinical studies. In particular, we expect our external research and development expenses to increase significantly through at least 2006, driven primarily by the four Phase 3 clinical studies for telavancin, which were initiated in September and October 2004 and January and February 2005, respectively. Other external research and development expenses will be driven by our ongoing development efforts in overactive bladder and gastrointestinal prokinetic studies and any additional drug discovery programs that we may move into development. However, actual expenses may vary considerably based upon timing of program initiation, study enrollment rates, and the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

General and administrative    General and administrative expenses increased to $5.1 million for the three months ended March 31, 2005 from $3.3 million for the three months ended March 31, 2004. The increase of $1.8 million was primarily related to telavancin prelaunch costs as well as higher employee and facilities related expenses for the three months ended March 31, 2005 compared with the same period in 2004.

We anticipate general and administrative expenses will increase in the remainder of 2005 and subsequent years to support our discovery and development efforts, commercial development activities and expanded operational infrastructure, including costs associated with operating as a public company, which include costs incurred to comply with the Sarbanes-Oxley Act of 2002.

Stock-based compensation    Employee and non-employee stock-based compensation expense increased to $1.4 million for the three months ended March 31, 2005 from $385,000 for the three months ended March 31, 2004. These amounts reflect the amortization of deferred stock-based compensation, much of which was recorded in the years ended December 31, 2004 and 2003.  For the three months ended March 31, 2005 we recorded deferred stock-based compensation of $896,000 related to the grant of restricted stock of which $19,000 was recognized as a period expense. For the three months ended March 31, 2004 we recorded no deferred stock-based compensation.

Interest and other income   Interest and other income includes interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities. Interest income increased to $1.8 million for the three months ended March 31, 2005 from $666,000 for the three months ended March 31, 2004 due to higher cash balances following the closing of the GSK strategic alliance in May 2004 and the closing of our initial public offering in October 2004. This increase was partially offset by a lower rate of return in 2005.

Interest and other expense   Interest expense includes interest expense on capital lease and debt arrangements. Interest expense decreased to $193,000 in the three months ended March 31, 2005 from $217,000 for the three months ended March 31, 2004 due to declining capital lease and debt balances.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had $231.8 million in cash, cash equivalents and marketable securities, excluding $4.2 million in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment.

We believe that our cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs for at least the next year based upon current operating and spending assumptions.   However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into clinical studies, which are very expensive. We also expect expenditures to increase as we invest in administrative infrastructure to support our expanded operations. As a result, we may need to raise additional funds more quickly if we choose to expand more rapidly than we presently anticipate, or if our operating costs exceed our expectations.

We expect to require additional capital to continue the development of our existing and future compounds. Subject to the restrictions in our agreements with GSK, we may seek to sell additional equity or debt securities, or both, or incur indebtedness under one or more credit facilities. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Cash Flows

Net cash used in operating activities was $24.7 million and $14.6 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash used in operations was primarily due to an increase in research and development and general and administrative expenses, partially offset by a $5.0 million cash payment from GSK related to the 2004 strategic alliance and an increase in cash resulting from changes in operating assets and liabilities.

Investing activities provided cash of $9.3 million and $7.0 million for the three months ended March 31, 2005 and 2004, respectively. The increase in 2005 primarily results from an increase in proceeds from net sales and maturities of marketable securities, partially offset by an increase in capital expenditures.

Financing activities used cash of $483,000 and $569,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in cash used by financing activities was primarily due an increase of proceeds from net issuances of common stock, partially offset by an increase in repayments of notes payable and capital leases.

Contractual Obligations and Commitments

Our major outstanding contractual obligations relate to our notes payable, capital leases from equipment financings, operating leases and fixed purchase commitments under contract research, development and clinical supply agreements. These contractual obligations as of March 31, 2005, are as follows (in millions):

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$0.2	$0.2	$0.2	$0.3	$0.9
Capital lease obligations	1.4	0.9	—	—	2.3
Operating leases	6.6	12.9	12.5	13.1	45.1
Purchase obligations	4.5	0.6	0.1	—	5.2
Total	$12.7	$14.6	$12.8	$13.4	$53.5

As security for performance of our obligations under the operating leases for our headquarters, we have issued letters of credit totaling $3.8 million, collateralized by an equal amount of restricted cash. Additionally, we have restricted cash of $333,000 as collateral for certain equipment leases. The terms of these facilities and equipment leases require us to maintain an unrestricted cash and marketable securities balance of at least $50.0 million on the last day of each calendar quarter.

Pursuant to our 2002 collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we are obligated to make milestone payments of up to an aggregate of $220.0 million. Based on available information, we do not estimate that any significant portion of these potential milestone payments to GSK, are likely to be made in the next four years.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

In addition to the other information in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business and us.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product sales revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of March 31, 2005, we had an accumulated deficit of approximately $500 million. We expect our research and development expenses to continue to increase as we continue to expand our development programs. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our products and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next year. We expect to require additional capital to fund operating needs thereafter.

In addition, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions of the world, we are obligated to pay GSK milestone payments of up to an aggregate of $220.0 million under our Beyond Advair collaboration. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. We may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, our ability to raise debt and equity financing is constrained by our alliance with GSK and we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts. This could harm our business, prospects and financial condition and cause the price of our common stock to fall.

If GSK does not satisfy its obligations under our agreements with them, we will be unable to develop our partnered product candidates as planned.

We entered into our Beyond Advair collaboration agreement with GSK in November 2002 and our strategic alliance agreement with GSK in March 2004. In connection with the these agreements, we have granted to GSK certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. In connection with our strategic alliance agreement, upon exercise of its license with respect to a particular development program, GSK will have full responsibility for development and commercialization of any product candidates in that program. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and commercial launch.

GSK might not fulfill all of its obligations under these agreements. If GSK fails to fulfill its obligations under these agreements, we may be unable to assume the development of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop such product candidates. In addition, with the exception of product candidates in our Beyond Advair collaboration, GSK is not restricted from developing its own product candidates that compete with those licensed from us. If GSK elected to advance its own product candidates in preference to those licensed from us, future payments to us could be reduced and our business and financial condition would be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of GSK. We could also become involved in disputes with GSK, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If GSK terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected.

In addition, while our alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has only licensed our LAMA program and our MABA program under the terms of the strategic alliance agreement. To date GSK has chosen not to license our bacterial infections program and our anesthesia program. There can be no assurance that GSK will license any other development program under the terms of the strategic alliance agreement, or at all. GSK’s failure to license our development programs could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect our ability to enter into collaborations for these product candidates with third parties and the price of our common stock.

Our relationship with GSK may have a negative effect on our ability to enter into relationships with third parties.

As of March 31, 2005, GSK beneficially owned approximately 17.7% of our outstanding capital stock, and will have the right in July 2007 to acquire up to approximately 60% of our common stock through the exercise of its call right. Other than our bacterial infections program and our anesthesia program, which GSK has not licensed under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our current and future drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs initiated prior to September 1, 2012 if GSK owns more than 50% of our common stock due to exercise of the call right or the put right. In brief, (i) the call right is GSK’s right, in July 2007, to require us to redeem 50% of our common stock held by each stockholder at $54.25 per share, and (ii) the put right is the right of each of our stockholders in August 2007, if GSK has not exercised its call right in July 2007, to require us to redeem up to 50% of their common stock at $19.375 per share. Pharmaceutical companies other than GSK that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs. In addition, because GSK may license our development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. Given the restrictions on our ability to raise capital provided for in our agreements with GSK, we may not have sufficient funds to pursue such projects in the event GSK does not licenseat an early stage. If our ability to work with present or future strategic partners, collaborators or consultants is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

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

As of March 31, 2005, GSK beneficially owned approximately 17.7% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock in the future, and in 2007 GSK may exercise its call right to acquire additional shares and thereby increase its ownership up to approximately 60% of our then outstanding capital stock. If GSK exercises this call right, or a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK could own a majority of our capital stock. In addition, GSK currently has the right to designate one member to our 11-member board of directors and, depending on GSK’s ownership percentage of our capital stock after September 2007, GSK will have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. However, the status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2005, we had 47 issued United States patents and have received notices of allowance for 11 other United States patent applications. As of that date, we had 82 pending patent applications in the United States and 91 granted foreign patents. We also have 33 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 390 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate.

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

As of March 31, 2005, GSK beneficially owned approximately 17.7% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 18.3% of our outstanding common stock.  These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a board member and following September 2007 will have the right to nominate a certain number of board members depending on GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

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

• publicity regarding actual or potential testing or study results or the outcome of regulatory review relating to products under development by us, our partners or by our competitors;

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

Recent Accounting Pronouncements

In June 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the recognition and measurement provisions of EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1. We will evaluate the impact of the recognition and measurement provisions of EITF 03-1 once the final guidance is issued.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) will be effective for us for the annual period beginning January 1, 2006.

We are evaluating the requirements of SFAS 123(R) and we expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and net loss per share, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, we believe the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 of our notes to our condensed consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents, restricted cash and marketable securities. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with no security having an effective duration in excess of 2 years. Additionally, the securities in our investment portfolio are not leveraged. However, we are still subject to risk due to interest rate fluctuations and general market conditions, which may adversely impact the carrying value of our investment portfolio unless we are able to hold these securities until maturity. Our outstanding capital lease obligations and notes payable are all at fixed interest rates, and therefore, have minimal exposure to changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 or 15d-15.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in connection with the evaluation required under paragraph (d) of Rule 13a-15 under the Exchange Act, which occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2005, we issued 1,438 shares of our common stock to Comdisco Ventures Fund A, LLC upon the partial net exercise of 2,580 shares of a warrant to purchase 15,483 shares of our common stock.  On March 31, 2005 we issued 6,995 shares of our common stock to Silicon Valley Bancshares upon net exercise of a warrant to purchase 31,362 shares of our common stock.  The issuance of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

The net offering proceeds to us from the initial public offering of our common stock in October of 2004, after deducting underwriting discounts and commissions and offering expenses, were approximately $102.1 million.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.  From October 4, 2004, the effective date of the registration statement for our initial public offering, to March 31, 2005, we estimate approximately $16 million, consisting entirely of third party expenses, of the net offering proceeds were used to fund our Phase 3 clinical studies of telavancin.  Such use of proceeds payments were not paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any of our affiliates.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.5(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate representing the common stock of the registrant
4.2(2)	Rights Agreement dated October 8, 2004
10.4	Employee Stock Purchase Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)               Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)               Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

May 13, 2005	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

May 13, 2005	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
3.3(2)	Amended and Restated Certificate of Incorporation
3.5(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate representing the common stock of the registrant
4.2(2)	Rights Agreement dated October 8, 2004
10.4	Employee Stock Purchase Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)               Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)               Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.