Form 10-Q
period 2005-06-30
THERAVANCE INC
filed 2005-08-12
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐No  ☒

The number of shares of registrant’s common stock outstanding on August 3, 2005 was 44,223,142.

The number of shares of registrant’s Class A common stock outstanding on August 3, 2005 was 9,401,498.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$63,879	$101,411
Marketable securities	138,499	155,730
Receivable from related party	6,287	2,124
Prepaid and other current assets	4,583	5,203
Total current assets	213,248	264,468

Property and equipment, net	13,631	13,242
Restricted cash and cash equivalents	3,860	4,537
Deferred sublease costs	416	545
Notes receivable	2,609	2,989
Notes receivable from related parties	7	64
Other assets	30	177
Total assets	$233,801	$286,022

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,199	$5,925
Accrued personnel-related expenses	7,092	7,615
Accrued clinical and development expenses	7,648	5,579
Other accrued liabilities	2,213	2,338
Current portion of notes payable	70	262
Current portion of capital lease obligations	1,087	2,359
Current portion of deferred revenue	12,021	10,959
Total current liabilities	38,330	35,037

Deferred rent	2,569	2,500
Notes payable	669	706
Capital lease obligations	668	1,073
Deferred revenue	57,607	56,339

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 44,069 and 43,522 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	440	435
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	94	94
Additional paid-in capital	673,969	669,698
Notes receivable from stockholders	(37)	(495)
Deferred stock-based compensation	(8,230)	(10,079)
Accumulated other comprehensive loss	(507)	(682)
Accumulated deficit	(531,771)	(468,604)
Total stockholders’ equity	133,958	190,367
Total liabilities and stockholders’ equity	$233,801	$286,022

*Condensed consolidated balance sheet at December 31, 2004 has been derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue from related party	$2,913	$2,176	$5,670	$3,563

Operating expenses:
Research and development	28,050	20,409	57,405	39,284
General and administrative	6,620	9,416	11,690	12,704
Stock-based compensation*	1,434	3,483	2,842	3,867
Total operating expenses	36,104	33,308	71,937	55,855

Loss from operations	(33,191)	(31,132)	(66,267)	(52,292)

Interest and other income	1,619	853	3,437	1,520
Interest expense	(144)	(206)	(337)	(423)
Net loss	$(31,716)	$(30,485)	(63,167)	$(51,195)
Basic and diluted net loss per common share	$(0.60)	$(1.08)	$(1.19)	$(2.92)

Shares used in computing net loss per common share	53,163	28,130	53,025	17,543

*              Stock-based compensation, consisting of amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Research and development	$839	$1,492	$1,681	1,784
General and administrative	595	1,991	1,161	2,083
Total non-cash stock-based compensation	$1,434	$3,483	$2,842	3,867

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows (used in) provided by operating activities
Net loss	$(63,167)	$(51,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,057	2,431
Stock-based compensation	2,842	3,867
Forgiveness of notes receivable	102	4,180
Other non-cash operating expenses	155	15
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	(422)	(195)
Accounts payable and accrued liabilities	3,631	2,535
Accrued personnel-related expenses	(523)	90
Deferred rent	69	136
Deferred revenue	(670)	31,438
Net cash used in operating activities	(55,926)	(6,698)

Cash flows provided by investing activities
Purchases of property and equipment	(1,627)	(617)
Purchases of marketable securities	(66,052)	(56,027)
Sales and maturities of marketable securities	83,458	27,441
Restricted cash and cash equivalents	677	813
Additions to notes receivable	(110)	(567)
Decrease in notes receivable	464	668
Net cash provided by (used in) investing activities	16,810	(28,289)

Cash flows used in financing activities
Payments on notes payables and capital leases	(1,906)	(1,676)
Net proceeds from issuances of convertible preferred stock	—	175
Net proceeds from issuances of common stock	3,490	107,028
Net cash provided by financing activities	1,584	105,527
Net (decrease) increase in cash and cash equivalents	(37,532)	70,540
Cash and cash equivalents at beginning of period	101,411	35,748
Cash and cash equivalents at end of period	$63,879	$106,288

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$198	$327
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	—	$367,533
Repurchases/issuances of common stock for notes receivable	—	$9
Addition to deferred stock-based compensation	$896	$16,571

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Employee Stock Based Compensation

Unaudited Interim Financial Information

The accompanying unaudited financial statements of Theravance, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at June 30, 2005, and the results of operations and cash flows for the three and six months ended June 30, 2005 and 2004.  The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005.

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

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates based upon current assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual conditions may differ materially from our current assumptions.  This may result in our estimates being incorrect and may require us to record additional charges or benefits in operations.

Reverse Stock Split

On September 27, 2004, the Company enacted a one for 1.55 reverse stock split of the Company’s Common Stock and Class A Common Stock. All historical common share and per common share information has been changed to reflect this reverse stock split.

Segment Reporting

The Company has determined that it operates in only one segment, which is the research and development of human therapeutics. In addition, all revenues are generated from United States entities, and all long-lived assets are maintained in the United States.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(31,716)	$(30,485)	$(63,167)	$(51,195)
Add: Employee stock-based compensation calculated using the intrinsic value method	1,258	3,272	2,539	3,563
Less: Total employee stock compensation calculated using the fair value method	(5,065)	(5,131)	(9,184)	(6,450)
Pro forma net loss	$(35,523)	$(32,344)	$(69,812)	$(54,082)
Net loss per common share, as reported	$(0.60)	$(1.08)	$(1.19)	$(2.92)
Pro forma net loss common per share	$(0.67)	$(1.15)	$(1.32)	$(3.08)

The foregoing pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan issuances under the Black-Scholes method. As the Company’s common stock has only recently become publicly traded, certain assumptions regarding stock price volatility and expected life were estimated by considering volatility and expected life assumptions used by similar entities within the Company’s industry.  In particular, the volatility estimate of 70% is significantly higher than the Company’s actual stock price volatility since the October 2005 initial public offering.  As a result, it is likely that this valuation input will be revised downward as more historical data on stock price volatility becomes available.  This revision would have the impact of reducing the value of the stock options.  The Company will continue to evaluate its assumptions as additional historical data regarding volatility of the Company’s stock and expected lives of its employee stock options becomes available. The weighted-average assumptions used to value employee stock based compensation for stock options granted and employee stock purchase plan issuances during the periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Employee stock options
Risk-free interest rate	3.69% - 3.79%	2.53%-3.17%	3.69%-3.91%	2.53%-3.17%
Expected life (in years)	3 - 4	4 -5.5	3 - 4	4 -5.5
Volatility	0.7	0.7	0.7	0.7
Weighted average estimated fair value of stock options granted	$8.33	$9.80	$8.70	$9.80
Employee stock purchase plan issuances
Risk-free interest rate	2.58%-3.64%	—	2.05%-3.64%	—
Expected life (in years)	2	—	2	—
Volatility	0.7	—	0.7	—
Weighted average estimated fair value of ESPP issuances	$8.81	$—	$8.81	$—

The Company does not currently pay dividends. On May 27, 2004 the Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (ESPP) that became effective on October 5, 2004, the date of the Company’s initial public offering.

Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the recognition and measurement provisions of EITF 03-1.  In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1.  The FASB directed the staff to issue FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1.  FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance.  FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.  The Company will evaluate the impact of FSP 115-1 on the Company's consolidated financial statements once the final guidance is issued.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  On April 14, 2005, the SEC adopted a new rule deferring the required compliance dates for SFAS 123(R). In accordance with the new SEC rule, the accounting provisions of SFAS 123(R) will be effective for the Company for the annual period beginning January 1, 2006.

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

2. Net Loss Per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase.  Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares.  At June 30, 2005, potential common shares consist of shares subject to repurchase (including 50,000 shares of restricted stock), 10,262,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. At June 30, 2004, potential common shares consist of shares subject to repurchase, 8,890,000 shares issuable upon the exercise of stock options and 65,000 shares issuable upon the exercise of warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2005	2004	2005	2004
Basic and diluted:
Net Loss	$(31,716)	$(30,485)	$(63,167)	$(51,195)
Weighted average shares of common stock outstanding	53,420	28,484	53,279	17,930
Less: weighted average shares subject to repurchase	(257)	(354)	(254)	(387)
Weighted average shares used in computing basic and diluted net loss per common share	53,163	28,130	53,025	17,543
Basic and diluted net loss per common share	$(0.60)	$(1.08)	$(1.19)	$(2.92)

3. Agreements with GlaxoSmithKline

2002 Beyond Advair Collaboration

In November 2002, the Company entered into a collaboration agreement with an affiliate of GlaxoSmithKline, plc (GSK) to develop and commercialize long acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD), which the Company and GSK refer to as the “Beyond Advair” Collaboration.  Through June 30, 2005, the Company received upfront and milestone payments of $55 million from GSK in connection with this collaboration.

The Company recorded these upfront and milestone payments as deferred revenue, which are being amortized ratably over the Company’s estimated period of performance (the product development period), which is currently estimated to be eight years from the collaboration’s inception. Collaboration revenue was $1.9 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively, and $3.8 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, the Company recorded $0.2 million and $0.5 million for the three and six months ended June 30, 2004, respectively, for certain costs related to the collaboration that were reimbursable by GSK as an offset to research and development expense. Costs related to the collaboration, reimbursable by GSK, recorded for the three and six months ended June 30, 2005 were not material.

2004 Strategic Alliance

In March 2004, the Company entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the strategic alliance agreement, the Company received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years. The Company recognized $0.7 million and $0.4 million in revenue for the three months ended June 30, 2005 and 2004, respectively, and $1.4 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) for the treatment of COPD pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of this program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. In June 2005, the Company earned a $3.0 million milestone payment, received in July 2005, from GSK in connection with initiation of a Phase 1 trial under the LAMA program. This milestone was recorded as deferred revenue when earned and will be amortized over the remaining period of performance during the development period. The Company recognized $0.2 million and $0.4 million in revenue related to the LAMA program for the three and six months ended June 30, 2005, respectively.  Additionally, the Company recorded $0.1 million and $0.5 million for the three and six months ended June 30, 2005, respectively, as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK.

In March 2005, GSK informed the Company of its decision to exercise its right to license the Company’s muscarinic antagonist / beta2 agonist (MABA) program for the treatment of COPD and possibly asthma pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license.  The Company recognized $0.2 million and $0.2 million in revenue related to the MABA program for the three and six months ended June 30, 2005, respectively.  Additionally, the Company recorded $1.9 million and $2.4 million for the three and six months ended June 30, 2005, respectively as an offset to research and development expense for certain costs related to the MABA program that were reimbursable by GSK. The offset of $1.9 million to research and development expense for the three months ended June 30, 2005 included $1.3 million of expense incurred in the first quarter of 2005 that was determined to be reimbursable by GSK during the second quarter of 2005.

4. Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2005:

	June 30, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agencies	$79,542	$41	$(280)	$79,303
U.S. corporate notes	28,096	—	(56)	28,040
U.S. commercial paper	54,079	—	—	54,079
Asset-backed securities	38,178	—	(212)	37,966
Certificates of deposit	110	—	—	110
Money market funds	6,740	—	—	6,740
Total	206,745	41	(548)	206,238

Less amounts classified as cash and cash equivalents	(63,879)	—	—	(63,879)
Less amounts classified as restricted cash	(3,860)	—	—	(3,860)
Amounts classified as marketable securities	$139,006	$41	$(548)	$138,499

The estimated fair value amounts have been determined by the Company using available market information. At June 30, 2005, approximately 46% of marketable securities mature within twelve months, and 35% of marketable securities mature within twenty-four months. The remaining 19% are asset-backed securities with effective maturities beyond 24 months. Average duration of available-for-sale securities was approximately three months at June 30, 2005.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of net unrealized losses on the Company’s available-for-sale securities.  The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Net Loss	$(31,716)	$(30,485)	$(63,167)	$(51,195)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	327	(314)	175	(268)
Comprehensive loss	$(31,389)	$(30,799)	$(62,992)	$(51,463)

6. Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2005.

Purchase Obligations

At June 30, 2005, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $5.1 million.

7. Stockholders’ Equity

Stock Option Plans

The Company had previously allowed certain stock option holders to exercise their options by executing stock purchase agreements and full-recourse notes payable to the Company. The stock purchase agreements provide the Company with the right to repurchase unvested shares. Certain full-recourse notes payable include forgiveness provisions whereby the Company forgives the unpaid principal of the note on its maturity date if the optionee remains in continuous service until the maturity date on the notes (see Notes Receivable discussion in Note 8). At June 30, 2005, 95,455 shares were subject to repurchase under these outstanding note agreements.

During the six months ended June 30, 2005, the Company issued 363,216 shares of common stock and received $1.8 million in proceeds resulting from the exercise of stock options and warrant exercises.

Through June 30, 2005, in connection with the grant of certain stock options to employees under the 2004 Equity Incentive Plan, 1997 Stock Plan and the Long-term Stock Option Plan, the Company recorded aggregate deferred stock-based compensation of $58.1 million and amortized $43.7 million as non-cash stock-based compensation expense, of which $1.3 million and $2.6 million of employee stock-based compensation expense was recorded for the three and six months ended June 30, 2005. Deferred stock-based compensation represents the difference between the exercise price and the estimated fair value of the Company’s common stock on the date these stock options were granted. The Company recognizes compensation expense for fixed awards in accordance with the accelerated expense attribution method under FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans”.

Employee Stock Purchase Plan

In May 2005, the Company issued 92,972 shares under its 2004 Employee Stock Purchase Plan. On June 30, 2005 the Company’s stockholders approved an amendment to the 2004 Employee Stock Purchase Plan increasing the aggregate number of shares of common stock authorized for issuance under the plan by 300,000 shares. The total number of remaining shares available for issuance under the plan as of June 30, 2005 was 532,028.

Restricted Stock

In March 2005, the Company’s Board of Directors approved the grant of 50,000 shares of restricted stock to a member of the Company’s senior management.  These restricted shares of stock vest based on continued service, with 50% of the shares vesting following the expiration of the period during which the Company’s stockholders may exercise their put to GSK in accordance with the Company’s Certificate of Incorporation and 25% of the shares upon each of the next two anniversaries of such date.  The Company recorded the $0.9 million value of this restricted stock grant as a component of stockholders’ equity and is being amortized over the service period.  The value of the restricted stock award was based on the closing market price of the Company’s common stock of $17.91 on the date of award.  Stock based compensation expense related to this award of $0.1 million and $0.1 million was recorded for the three and six months ended June 30, 2005.

Director Compensation Program

On June 30, 2005, pursuant to a director compensation program previously approved by the Compensation Committee of the Board of Directors, each of the Company’s eight outside directors was granted an option to purchase 12,903 shares of common stock with an exercise price of $17.00, which was the then fair market value of the Company’s common stock.

8.  Related Party Transactions

Related Parties

The Company’s related parties are its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 3.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel.  Fees totaling $0.6 million and $1.3 million were incurred in the ordinary course of business in the six months ended June 30, 2005 and 2004, respectively.

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

Interest receivable related to the notes was $30,000 and $0.2 million at June 30, 2005 and December 31, 2004, respectively, and is included in other assets. The Company accrues interest on the notes at rates ranging up to 8%.  The outstanding loans have maturity dates ranging from July 2005 through 2014.

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

We commenced operations in 1997, and as of June 30, 2005, we had an accumulated deficit of $531.8 million. None of our products have been approved for marketing and sale to patients and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development. We anticipate that research and development expenses will increase significantly, in particular, due to our two telavancin Phase 3 programs. These Phase 3 clinical programs will increase our research and development expenses significantly through at least 2006. Also we may experience higher spending on other programs to the extent that we enter later-stage clinical studies for our product candidates currently in Phase 1, and as we advance the development of our other product candidates. Depending on the timing and structure of any corporate collaborations, increases in spending may be partially offset by reimbursements or assumption of development costs by corporate partners.

We currently expect to continue to use the total net proceeds of our initial public offering to partially fund our telavancin Phase 3 clinical programs.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we have not identified any critical accounting policies other than those discussed in our Annual Report on Form 10-K filed on March 29, 2005, and there have been no changes to the policies discussed therein.

Agreements with GlaxoSmithKline

2002 Beyond Advair Collaboration

In November 2002, we entered into a collaboration agreement with GSK to develop and commercialize product candidates for the treatment of asthma and COPD. Each company contributed four LABA product candidates to the collaboration. Through June 30, 2005, we received upfront and milestone payments from GSK of $55.0 million in connection with the collaboration.

We recorded the upfront and milestone payments as deferred revenue, which are being amortized ratably over our estimated period of performance (the product development period), which we currently estimate to be eight years from the collaboration’s inception. Collaboration revenue was $1.9 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively, and $3.8 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, we recorded $0.2 million and $0.5 million for the three and six months ended June 30, 2004, respectively, for certain costs related to the collaboration that were reimbursable by GSK as an offset to research and development expense. Costs related to the collaboration, reimbursable by GSK, recorded for the three and six months ended June 30, 2005 were not material.

2004 Strategic Alliance

In March 2004, we entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the alliance agreement, we received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years. We recognized $0.7 million and $0.4 million in revenue for the three months ended June 30, 2005 and 2004, respectively, and $1.4 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively.

In August 2004, GSK exercised its right to license our LAMA program for the treatment of COPD pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. In June 2005, the Company earned a $3.0 million milestone payment, received in July 2005, from GSK in connection with initiation of a Phase 1 trial under the LAMA program. This milestone was recorded as deferred revenue when earned and will be amortized over the remaining period of performance during the development period. We recognized $0.2 million and $0.4 million in revenue related to the LAMA program for the three and six months ended June 30, 2005, respectively.  Additionally, the Company recorded $0.1 million and $0.5 million for the three and six months ended June 30, 2005, respectively, as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK.

In March 2005, GSK exercised its right to license our MABA program for the treatment of COPD and possibly asthma pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license. We recognized $0.2 million and $0.2 million in revenue related to the MABA program for the three and six months ended June 30, 2005, respectively.  Additionally, we recorded $1.9 million and $2.4 million for the three and six months ended June 30, 2005, respectively as an offset to research and development expense for certain costs related to the MABA program that were reimbursable by GSK. The offset of $1.9 million to research and development expense for the three months ended June 30 2005, included $1.3 million of expense incurred in the first quarter of 2005 that was determined to be reimbursable by GSK during the second quarter of 2005.

RESULTS OF OPERATIONS

Revenue   We recognized revenue of $2.9 million and $5.7 million for the three and six months ended June 30, 2005, respectively, and $2.2 million and $3.6 million for the three and six months ended June 30, 2004, respectively. This revenue was due entirely to the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and strategic alliance agreements.  Following are the upfront and milestone payments earned and/or received from GSK under the Beyond Advair collaboration and strategic alliance agreements through June 30, 2005 (in millions).

Agreements/Programs	GSK Signed Agreement/Licensed Program	End of Estimated Development Period	Upfront and Milestone Payments
Beyond Advair collaboration	2002	2010	$55.0
Strategic alliance execution	2004	2011	20.0
Strategic alliance – LAMA	2004	2011	8.0
Strategic alliance – MABA license	2005	2013	5.0

Total			$88.0

Upfront and milestone payments received from GSK under the Beyond Advair collaboration and strategic alliance agreements have been deferred and are being amortized ratably into revenue over the applicable estimated development periods.  Revenue for the remainder of 2005 will be comprised of the ongoing amortization of deferred revenue that relates to the $88 million of upfront and milestone payments received through June 30, 2005 under our agreements with GSK and any additional upfront or milestone payments earned under current or new agreements with GSK or other collaboration partners.

Research and development

Research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
External research and development	$14.4	$6.9	$30.5	$13.2
Employee-related	8.7	9.1	17.4	16.5
Facilities, depreciation and other allocated	5.0	4.4	9.5	9.6
Total research and development expenses	$28.1	$20.4	$57.4	$39.3

Total research and development expenses increased 37% and 46% for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. These increases were primarily the result of higher external research and development expenses and increased employee costs. The higher external development costs primarily related to preclinical and clinical services and contract manufacturing activities supporting Phase 3 clinical studies for telavancin (our lead antibiotic candidate) as well as Phase 1 clinical studies for TD-2749 (our lead gastrointestinal (GI) disorders candidate) and TD-6301 (our overactive bladder (OAB) candidate), which increased by $8.0 million and $17.0 million compared to the three and six months ended June 30, 2004, respectively.

During the second quarter of 2005, it was determined that $1.3 million of clinical trial costs related to our MABA program, which were expensed during the first quarter of 2005, were reimbursable by GSK.  The reimbursement of these costs was recorded as a receivable from GSK and an offset to research and development costs during the second quarter of 2005.

Employee-related expenses decreased $0.4 million and increased $0.9 million for the three and six months ended June 30, 2005 compared to the same periods of 2004, respectively. Excluding the forgiveness of an executive loan of $1.0 million and related employee income and employment taxes of $0.8 million in June 2004, these increases were due to generally higher salary and benefits costs in the 2005 periods.  Facilities, depreciation and other allocated expenses for the three and six months ended June 30, 2005 were relatively unchanged from the 2004 periods.

We anticipate that research and development expenses will continue to increase substantially in 2005 and subsequent years as we increase our research and development efforts and as our existing and future product candidates proceed through preclinical studies and more costly clinical studies. In particular, we expect our external research and development expenses to increase significantly through at least 2006, driven primarily by our Phase 3 clinical programs for telavancin. Other external research and development expenses will be driven by our ongoing development efforts in overactive bladder and gastrointestinal prokinetic studies and any additional drug discovery programs that we may move into development. However, actual expenses may vary considerably based upon timing of program initiation, study enrollment rates, and the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

General and administrative    General and administrative expenses decreased to $6.6 million and $11.7 million for the three and six months ended June 30, 2005, respectively, from $9.4 million and $12.7 million for the three and six months ended June 30, 2004, respectively. The decreases of $2.8 million and $1.0 million were due to the forgiveness of an executive loan in June 2004 of $3.0 million and related employee income and employment taxes of $3.2 million, and were partially offset by higher employee and facilities related expenses and telavancin pre launch marketing costs for the three and six months ended June 30, 2005 compared with the same period in 2004. Included in the higher employee expenses for the three and six months ended June 30, 2005 was a bonus expense accrual of $1.1 million payable to an executive.

We anticipate general and administrative expenses will increase in the remainder of 2005 and subsequent years to support our discovery and development efforts, commercial development activities and expanded operational infrastructure, including costs associated with operating as a public company, which include costs incurred to comply with the Sarbanes-Oxley Act.

Stock-based compensation    Employee and non-employee stock-based compensation expense decreased to $1.4 million and $2.8 million for the three and six months ended June 30, 2005, respectively, from $3.5 million and $3.9 million for the three and six months ended June 30, 2004, respectively. These amounts reflect the amortization of deferred stock-based compensation, much of which was recorded in the years ended December 31, 2004 and 2003.  For the six months ended June 30, 2005 we recorded deferred stock-based compensation of $0.9 million related to the grant of restricted stock of which $0.1 million was amortized for the six months ended June 30, 2005. For the six months ended June 30, 2004, we recorded deferred stock-based compensation of $16.6 million, for stock options granted in 2004 at prices below the deemed fair value on the option grant dates.

Interest and other income   Interest and other income includes interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities. Interest income increased to $1.6 million and $3.4 million in the three and six months ended June 30, 2005, respectively, from $0.9 million and $1.5 million in the three and six months ended June 30, 2004, respectively, due to higher cash balances following the closing of the GSK strategic alliance in May 2004 and the closing of our initial public offering in October 2004.

Interest and other expense   Interest expense includes interest expense on capital lease and debt arrangements. Interest and other expense decreased to $0.1 million and $0.3 million in the three and six months ended June 30, 2005, respectively, from $0.2 million and $0.4 million in the three and six months ended June 30, 2004, respectively, due to declining capital lease and debt balances.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005 and December 31, 2004, we had $202.4 million and 257.1 million in cash, cash equivalents and marketable securities, respectively, excluding $3.9 million and $4.5 million in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment.

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

We expect to require additional capital to continue the development of our existing and future compounds and will likely seek to raise it within the next 12 months. Subject to the restrictions in our agreements with GSK, we may seek to sell additional equity or debt securities, or both, or incur indebtedness under one or more credit facilities. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the call and put arrangements with GSK in 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock, or securities that are vested and exercisable or convertible into shares of common stock, to be outstanding. After estimating the number of shares we will require for equity incentive plans through the termination of the call and put arrangements and excluding the impact of shares and stock options which are not subject to the call and put, we believe that we may issue up to a total of approximately 5.0 million new shares of capital stock for capital raising purposes during this period. In addition:

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

Cash Flows

Net cash used in operating activities was $55.9 million and $6.7 million for the six months ended June 30, 2005 and 2004, respectively. The increase in cash used in operations was primarily due to an increase in research and development and general and administrative expenses and a decrease in cash payments received from GSK related to the 2004 strategic alliance.

Investing activities provided cash of $16.8 million and used cash of $28.3 million for the six months ended June 30, 2005 and 2004, respectively. The increase in 2005 primarily results from an increase in proceeds from net sales and maturities of marketable securities, partially offset by an increase in capital expenditures.

Financing activities provided cash of $1.6 million and $105.5 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in cash provided by financing activities was primarily due to GSK’s purchase of our Class A common stock in connection with the 2004 strategic alliance in May 2004.

Contractual Obligations and Commitments

Our major outstanding contractual obligations relate to our notes payable, capital leases from equipment financings, operating leases and fixed purchase commitments under contract research, development and clinical supply agreements. These contractual obligations as of June 30, 2005, are as follows (in millions):

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$0.1	$0.2	$0.2	$0.2	$0.7
Capital lease obligations	1.1	0.7	—	—	1.8
Operating leases	6.6	12.8	12.6	11.5	43.5
Purchase obligations	5.0	0.1	—	—	5.1
Total	$12.8	$13.8	$12.8	$11.7	$51.1

As security for performance of our obligations under the operating leases for our headquarters, we have issued letters of credit totaling $3.8 million, collateralized by an equal amount of restricted cash. Additionally, we have restricted cash of $0.1 million as collateral for certain equipment leases. The terms of these facilities and equipment leases require us to maintain an unrestricted cash and marketable securities balance of at least $50.0 million on the last day of each calendar quarter.

Pursuant to our 2002 collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we are obligated to make milestone payments to GSK of up to an aggregate of $220.0 million. Based on available information, we do not estimate that any significant portions of these potential milestone payments are likely to be made in the next four years.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product sales revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of June 30, 2005, we had an accumulated deficit of approximately $532 million. We expect our research and development expenses to continue to increase as we continue to initiate new discovery programs and expand our development programs. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

As of June 30, 2005, GSK beneficially owned approximately 17.6% of our outstanding capital stock, and will have the right in July 2007 to acquire up to approximately 60% of our common stock through the exercise of its call right. Other than our bacterial infections program and our anesthesia program, which GSK has not licensed under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our current and future drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs initiated prior to September 1, 2012 if GSK owns more than 50% of our common stock due to exercise of the call right or the put right. In brief, (i) the call right is GSK’s right, in July 2007, to require us to redeem 50% of our common stock held by each stockholder at $54.25 per share, and (ii) the put right is the right of each of our stockholders in August 2007, if GSK has not exercised its call right in July 2007, to require us to redeem up to 50% of their common stock at $19.375 per share. Pharmaceutical companies other than GSK that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs. In addition, because GSK may license our development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. Given the restrictions on our ability to raise capital provided for in our agreements with GSK, we may not have sufficient funds to pursue such projects in the event GSK does not license at an early stage. If our ability to work with present or future strategic partners, collaborators or consultants is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, our profitability may be delayed or reduced.

Although GSK has licensed our LAMA and our MABA programs, GSK has not licensed our bacterial infections program nor our anesthesia program, and GSK may not license any of our other programs. As a result, we may be required to enter into collaborations with other third parties regarding our bacterial infections program, our anesthesia program, or other programs whereby we have to relinquish material rights, including revenue from commercialization of our medicines on terms that are less attractive than our current arrangements with GSK. Furthermore, our ability to raise additional capital to fund our drug discovery and development efforts is greatly limited as a result of our agreements with GSK. In addition, we may not be able to control the amount of time and resources that our collaborative partners devote to our product candidates and our partners may choose to pursue alternative products. Moreover, these collaboration arrangements are complex and time-consuming to negotiate. If we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators and may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Our inability to successfully collaborate with third parties would increase our development costs and could limit the likelihood of successful commercialization of our product candidates.

We rely on a number of manufacturers for our product candidates and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

We do not have in-house manufacturing capabilities and depend entirely on a number of third-party compound manufacturers and active pharmaceutical ingredient formulators. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our compounds in a timely manner from these third parties could delay clinical studies and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our compounds are subject to the FDA’s current Good Manufacturing Practices regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

We have sufficient quantities of formulated drug product to complete all of the currently planned clinical studies of telavancin, our lead product candidate in our bacterial infections program. For each of our other development compounds in clinical studies, TD-6301 and TD-2749, we are using a single source for the drug substance and drug product.  We have adequate supplies for the currently planned development activities for these compounds, but if either of these suppliers fails to continue to produce TD-6301 or TD-2749 at acceptable quantity or quality levels, our future clinical studies could be delayed.

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

Generally, our strategy is to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. If we receive regulatory approval to commence commercial sales of any of our product candidates, other than those subject to our current or future agreements with GSK or pursuant to other strategic partnerships that we may enter into, we will have to establish a sales and marketing organization with appropriate technical expertise and supporting distribution capability. At present, we have no sales personnel and a very limited number of marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

As of June 30, 2005, GSK beneficially owned approximately 17.6% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock in the future, and in 2007 GSK may exercise its call right to acquire additional shares and thereby increase its ownership up to approximately 60% of our then outstanding capital stock. If GSK exercises this call right, or a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK could own a majority of our capital stock. In addition, GSK currently has the right to designate one member to our 11-member board of directors and, depending on GSK’s ownership percentage of our capital stock after September 2007, GSK will have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

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

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the call and put arrangements with GSK in 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock, or securities that are vested and exercisable or convertible into shares of common stock, to be outstanding. After estimating the number of vested and exercisable shares of common stock we will require for equity incentive plans through the termination of the call and put arrangements, we believe that we may issue up to a total of approximately 5.0 million new shares of capital stock for capital raising purposes during this period. In addition:

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. However, the status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2005, we had 54 issued United States patents and have received notices of allowance for 10 other United States patent applications. As of that date, we had 93 pending patent applications in the United States and 94 granted foreign patents. We also have 36 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 407 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate.

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

The recent 2003 Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system may adversely affect our ability to sell our products profitably.

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

As of June 30, 2005, GSK beneficially owned approximately 17.6% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 17.6% of our outstanding common stock.  These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a board member and following September 2007 will have the right to nominate a certain number of board members depending on GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

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

Recent Accounting Pronouncements

In June 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the recognition and measurement provisions of EITF 03-1. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1.  The FASB directed the staff to issue FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1.  FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance.  FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.  We will evaluate the impact of FSP 115-1 on our consolidated financial statements once the final guidance is issued.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  On April 14, 2005, the SEC adopted a new rule deferring the required compliance dates for SFAS 123(R). In accordance with the new SEC rule, the accounting provisions of SFAS 123(R) will be effective for us for the annual period beginning January 1, 2006.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 or 15d-15.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net offering proceeds to us from the initial public offering of our common stock in October of 2004, after deducting underwriting discounts and commissions and offering expenses, were approximately $102.1 million.  Except as otherwise disclosed in Item 1 of Part 1, no offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.  From October 4, 2004, the effective date of the registration statement for our initial public offering, to June 30, 2005, we estimate approximately $26 million, consisting primarily of third party expenses, of the net offering proceeds were used to fund our Phase 3 clinical studies of telavancin.  Such use of proceeds payments were not paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any of our affiliates.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Theravance Inc. was held on June 30, 2005, in South San Francisco, CA.

The table below presents the results of the election to the Company’s board of directors.

	Votes for	Votes withheld
P. Roy Vagelos, M.D.	37,094,497	8,455
Rick E Winningham	37,072,630	30,322
Julian C. Baker	35,776,464	1,326,488
Jeffrey M. Drazan	36,748,138	354,814
Robert V. Gunderson, Jr.	37,072,630	30,332
Arnold J. Levine. Ph.D	37,086,027	16,925
Ronn C. Loewenthal	36,746,848	356,104
William H. Waltrip	34,360,276	2,742,676
George M. Whitesides, Ph.D	35,585,841	1,517,111
William D. Young	35,645,502	1,457,450

Michael Mullen advised the Company that he has chosen not to stand for re-election.

The stockholders also re-approved the 2004 Equity Incentive Plan to satisfy a requirement under Federal tax law in order to preserve corporate tax deductions:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes

Re-approval of the 2004 Equity Incentive Plan	29,621,185	1,874,057	15,455	5,592,255

The stockholders also approved an amendment to the Company’s Employee Stock Purchase Plan increasing the aggregate number of shares of Common Stock authorized for issuance under the plan by 300,000 shares.  The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes

Approval of the Employee Stock Purchase Plan	30,872,902	632,871	4,924	5,592,255

The stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes

Ratification of independent registered public accounting firm	37,071,683	3,603	27,666	—

Item 6. Exhibits

Exhibit            Exhibit

Number	Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.5(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate representing the common stock of the registrant
4.2(2)	Rights Agreement dated October 8, 2004
10.1	Employee Stock Purchase Plan
10.2	Amendment to Letter Agreement between the Company and Marty Glick, dated as of July 15, 2005
10.3	Consulting Agreement between the Company and Marty Glick, dated as of July 15, 2005
10.4	Amendment to Restricted Stock Agreement between the Company Michael W. Aguiar, dated as of August 10, 2005
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

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

Theravance, Inc.
(Registrant)

August 12, 2005	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

August 12, 2005	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit            Exhibit

Number	Description
3.3(2)	Amended and Restated Certificate of Incorporation
3.5(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate representing the common stock of the registrant
4.2(2)	Rights Agreement dated October 8, 2004
10.1	Employee Stock Purchase Plan
10.2	Amendment to Letter Agreement between the Company and Marty Glick, dated as of July 15, 2005
10.3	Consulting Agreement between the Company and Marty Glick, dated as of July 15, 2005
10.4	Amendment to Restricted Stock Agreement between the Company Michael W. Aguiar, dated as of August 10, 2005
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.