Form 10-Q
period 2005-09-30
THERAVANCE INC
filed 2005-11-14
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:

0-30319

THERAVANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3265960
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or	Identification No.)
Organization)

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on November 3, 2005 was 53,775,838.

The number of shares of registrant’s Class A common stock outstanding on November 3, 2005 was 9,401,498.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$22,359	$101,411
Marketable securities	149,964	155,730
Receivable from related party	953	2,124
Prepaid and other current assets	3,735	5,203
Total current assets	177,011	264,468

Property and equipment, net	13,062	13,242
Restricted cash and cash equivalents	3,860	4,537
Deferred sublease costs	357	545
Notes receivable	2,592	2,989
Notes receivable from related parties	—	64
Other assets	106	177
Total assets	$196,988	$286,022

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,781	$5,925
Accrued personnel-related expenses	7,828	7,615
Accrued clinical and development expenses	9,769	5,579
Other accrued liabilities	1,966	2,338
Current portion of notes payable	67	262
Current portion of capital lease obligations	995	2,359
Current portion of deferred revenue	12,021	10,959
Total current liabilities	40,427	35,037

Deferred rent	2,669	2,500
Notes payable	656	706
Capital lease obligations	458	1,073
Deferred revenue	54,601	56,339

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 44,268 and 43,522 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	442	435
Class A Common Stock, $0.01 par value; 30,000 shares authorized, 9,402 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	94	94
Additional paid-in capital	674,109	669,698
Notes receivable from stockholders	(27)	(495)
Deferred stock-based compensation	(6,255)	(10,079)
Accumulated other comprehensive loss	(629)	(682)
Accumulated deficit	(569,557)	(468,604)
Total stockholders’ equity	98,177	190,367
Total liabilities and stockholders’ equity	$196,988	$286,022

*Condensed consolidated balance sheet at December 31, 2004 has been derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue from related party	$3,006	$2,637	$8,676	$6,200

Operating expenses:
Research and development	36,249	20,411	93,654	59,694
General and administrative	5,042	3,255	16,732	15,959
Stock-based compensation*	1,092	2,292	3,934	6,160
Total operating expenses	42,383	25,958	114,320	81,813

Loss from operations	(39,377)	(23,321)	(105,644)	(75,613)

Interest and other income	1,716	1,243	5,153	2,762
Interest expense	(125)	(209)	(462)	(632)
Net loss	$(37,786)	$(22,287)	(100,953)	$(73,483)
Basic and diluted net loss per common share	$(0.71)	$(0.49)	$(1.90)	$(2.71)

Shares used in computing net loss per common share	53,416	45,123	53,155	27,097

*              Stock-based compensation, consisting of amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Research and development	$785	$1,395	$2,466	$3,180
General and administrative	307	897	1,468	2,980
Total non-cash stock-based compensation	$1,092	$2,292	$3,934	$6,160

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows (used in) provided by operating activities
Net loss	$(100,953)	$(73,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,092	3,626
Stock-based compensation	3,934	6,160
Forgiveness of notes receivable	145	4,228
Other non-cash operating expenses	312	(415)
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	2,593	(322)
Accounts payable and accrued liabilities	5,594	1,850
Accrued personnel-related expenses	213	1,352
Deferred rent	169	205
Deferred revenue	(676)	33,800
Net cash used in operating activities	(85,577)	(22,999)

Cash flows provided by investing activities
Purchases of property and equipment	(2,639)	(1,401)
Purchases of marketable securities	(103,783)	(122,086)
Sales and maturities of marketable securities	109,602	38,931
Restricted cash and cash equivalents	677	1,201
Additions to notes receivable	(160)	(701)
Decrease in notes receivable	507	3,897
Net cash provided by (used in) investing activities	4,204	(80,159)

Cash flows used in financing activities
Payments on notes payable and capital leases	(2,224)	(2,450)
Net proceeds from issuances of convertible preferred stock	—	175
Net proceeds from issuances of common stock	4,545	107,689
Net cash provided by financing activities	2,321	105,414
Net (decrease) increase in cash and cash equivalents	(79,052)	2,256
Cash and cash equivalents at beginning of period	101,411	35,748
Cash and cash equivalents at end of period	$22,359	$38,004

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$258	$475
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$367,533
Repurchases/issuances of common stock for notes receivable	$—	$11
Addition to deferred stock-based compensation	$896	$19,455

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Employee Stock Based Compensation

Unaudited Interim Financial Information

The accompanying unaudited financial statements of Theravance, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at September 30, 2005, and the results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004.  The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(37,786)	$(22,287)	$(100,953)	$(73,483)
Add: Employee stock-based compensation calculated using the intrinsic value method	776	2,136	3,315	5,699
Less: Total employee stock compensation calculated using the fair value method	(3,386)	(3,008)	(12,555)	(9,521)
Pro forma net loss	$(40,396)	$(23,159)	$110,193)	$(77,305)
Net loss per common share, as reported	$(0.71)	$(0.49)	$(1.90)	$(2.71)
Pro forma net loss common per share	$(0.76)	$(0.51)	$(2.07)	$(2.85)

The foregoing pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan issuances under the Black-Scholes method. As the Company’s common stock has only recently become publicly traded, certain assumptions regarding stock price volatility and expected life were estimated by considering volatility and expected life assumptions used by similar entities within the Company’s industry.  In particular, the volatility estimate of 70% is significantly higher than the Company’s actual stock price volatility, which is approximately 30% since the Company’s October 2005 initial public offering.  As a result, it is likely that this valuation input will be revised downward as more historical data on stock price volatility becomes available.  This revision would have the impact of reducing the value of the stock options.  The Company will continue to evaluate its assumptions as additional historical data regarding volatility of the Company’s stock and expected lives of its employee stock options becomes available. The weighted-average assumptions used to value employee stock based compensation for stock options granted and employee stock purchase plan issuances during the periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Employee stock options
Risk-free interest rate	3.91% – 4.08%	3.10%	3.54% – 4.08%	2.53% – 3.17%
Expected life (in years)	4	4 –5	3 – 4	3 – 5
Volatility	0.7	0.7	0.7	0.7
Weighted average estimated fair value of stock options granted	$8.90	$10.02	$8.73	$9.79
Employee stock purchase plan issuances
Risk-free interest rate	2.58% – 3.64%	—	2.58% – 3.64%	—
Expected life (in years)	2	—	2	—
Volatility	0.7	—	0.7	—
Weighted average estimated fair value of ESPP issuances	$8.81	$—	$8.81	$—

The Company does not currently pay dividends. On May 27, 2004 the Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (ESPP) that became effective on October 5, 2004, the date of the Company’s initial public offering.

Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the recognition and measurement provisions of EITF 03-1.  In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1.  The FASB directed the staff to issue FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1.  FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance.  FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.  The Company will evaluate the impact of FSP 115-1 on the Company’s consolidated financial statements once the final guidance is issued.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.  On April 14, 2005, the SEC adopted a new rule deferring the required compliance dates for SFAS 123(R). In accordance with the new SEC rule, the accounting provisions of SFAS 123(R) will be effective for the Company for the annual period beginning January 1, 2006.

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

2. Net Loss Per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase.  Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares.  At September 30, 2005, potential common shares consist of 221,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,019,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. At September 30, 2004, potential common shares consist of 300,000 shares subject to repurchase, 8,865,000 shares issuable upon the exercise of stock options and 65,000 shares issuable upon the exercise of warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2005	2004	2005	2004
Basic and diluted:
Net Loss	$(37,786)	$(22,287)	$(100,953)	$(73,483)
Weighted average shares of common stock outstanding	53,649	45,457	53,404	27,444
Less: weighted average shares subject to repurchase	(233)	(333)	(249)	(347)
Weighted average shares used in computing basic and diluted net loss per common share	53,416	45,123	53,155	27,097
Basic and diluted net loss per common share	$(0.71)	$(0.49)	$(1.90)	$(2.71)

3. Agreements with GlaxoSmithKline

2002 Beyond Advair Collaboration

In November 2002, the Company entered into a collaboration agreement with an affiliate of GlaxoSmithKline, plc (GSK) to develop and commercialize long acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD), which the Company and GSK refer to as the “Beyond Advair” Collaboration.  Through September 30, 2005, the Company received upfront and milestone payments of $55.0 million from GSK in connection with this collaboration.

The Company recorded these upfront and milestone payments as deferred revenue, which are being amortized ratably over the Company’s estimated period of performance (the product development period), which is currently estimated to be eight years from the collaboration’s inception. Collaboration revenue was $1.9 million and $1.9 million for the three months ended September 30, 2005 and 2004, respectively, and $5.7 million and $5.1 million for the nine months ended September 30, 2005 and 2004, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, the Company accrued reimbursements of $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively, as an offset to research and development expense for certain costs related to the collaboration that were reimbursable by GSK. Costs related to the collaboration, reimbursable by GSK, recorded for the three and nine months ended September 30, 2005 were not material.

2004 Strategic Alliance

In March 2004, the Company entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the strategic alliance agreement, the Company received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years. The Company recognized $0.7 million and $0.8 million in revenue for the three months ended September 30, 2005 and 2004, respectively, and $2.1 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) for the treatment of COPD pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of this program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. In June 2005, the Company earned a $3.0 million milestone payment, received in July 2005, from GSK in connection with initiation of a Phase 1 trial under the LAMA program. This milestone was recorded as deferred revenue when earned and will be amortized over the remaining period of performance during the development period. The Company recognized $0.3 million and $0.7 million in revenue related to the LAMA program for the three and nine months ended September 30, 2005, respectively.  Additionally, the Company accrued reimbursements of $0.1 million and $1.4 million for the three months ended September 30, 2005 and 2004, respectively, and $0.5 and $1.4 million for the nine months ended September 2005 and 2004, respectively, as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK.

In March 2005, GSK informed the Company of its decision to exercise its right to license the Company’s muscarinic antagonist / beta2 agonist (MABA) program for the treatment of COPD and possibly asthma pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license.  The Company recognized $0.2 million and $0.3 million in revenue related to the MABA program for the three and nine months ended September 30, 2005, respectively.  Additionally, the Company accrued reimbursements of $0.1 million and $2.5 million for the three and nine months ended September 30, 2005, respectively as an offset to research and development expense for certain costs related to the MABA program that were reimbursable by GSK.

4. Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2005:

	September 30, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agencies	$75,695	$—	$(417)	$75,278
U.S. corporate notes	41,665	—	(59)	41,606
U.S. commercial paper	17,628	—	—	17,628
Asset-backed securities	35,633	1	(154)	35,480
Certificates of deposit	110	—	—	110
Money market funds	6,081	—	—	6,081
Total	176,812	1	(630)	176,183

Less amounts classified as cash and cash equivalents	(22,359)	—	—	(22,359)
Less amounts classified as restricted cash	(3,860)	—	—	(3,860)
Amounts classified as marketable securities	$150,593	$1	$(630)	149,964

The estimated fair value amounts have been determined by the Company using available market information. At September 30, 2005, approximately 60% of marketable securities mature within twelve months, and 23% of marketable securities mature between twelve and twenty-four months. The remaining 16% are asset-backed securities with effective maturities beyond 24 months. Average duration of available-for-sale securities was approximately four months at September 30, 2005.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of net unrealized losses on the Company’s available-for-sale securities.  The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Net Loss	$(37,786)	$(22,287)	$(100,953)	$(73,483)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(122)	43	53	(225)
Comprehensive loss	$(37,908)	$(22,244)	$(100,900)	$(73,708)

6. Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2005.

Purchase Obligations

At September 30, 2005, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $5.4 million.

7. Stockholders’ Equity

Stock Option Plans

The Company had previously allowed certain stock option holders to exercise their options by executing stock purchase agreements and full-recourse notes payable to the Company. The stock purchase agreements provide the Company with the right to repurchase unvested shares. Certain full-recourse notes payable include forgiveness provisions whereby the Company forgives the unpaid principal of the note on its maturity date if the optionee remains in continuous service until the maturity date on the notes (see Notes Receivable discussion in Note 8). At September 30, 2005, 78,837 shares were subject to repurchase under these outstanding note agreements.

During the nine months ended September 30, 2005, the Company issued 546,915 shares of common stock resulting from the exercise of stock options and warrants and received $2.8 million in proceeds therefrom.

Through September 30, 2005, in connection with the grant of certain stock options to employees under the 2004 Equity Incentive Plan, 1997 Stock Plan and the Long-term Stock Option Plan, the Company recorded aggregate deferred stock-based compensation of $58.1 million and amortized $44.5 million as non-cash stock-based compensation expense, of which $0.8 million and $3.4 million of employee stock-based compensation expense was recorded for the three and nine months ended September 30, 2005. Deferred stock-based compensation represents the difference between the exercise price and the estimated fair value of the Company’s common stock on the date these stock options were granted. The Company recognizes compensation expense for fixed awards in accordance with the accelerated expense attribution method under FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans”.

Employee Stock Purchase Plan

In May 2005, the Company issued 92,972 shares under its 2004 Employee Stock Purchase Plan. On June 30, 2005 the Company’s stockholders approved an amendment to the 2004 Employee Stock Purchase Plan increasing the aggregate number of shares of common stock authorized for issuance under the plan by 300,000 shares. The total number of remaining shares available for issuance under the plan as of September 30, 2005 was 532,028.

Restricted Stock

In March 2005, the Company’s Board of Directors approved the grant of 50,000 shares of restricted stock to a member of the Company’s senior management.  These restricted shares of stock vest based on continued service, with 50% of the shares vesting following the expiration of the period during which the Company’s stockholders may exercise their put to GSK in accordance with the Company’s Certificate of Incorporation and 25% of the shares vesting upon each of the next two anniversaries of such date.  The Company recorded the $0.9 million value of this restricted stock grant as a component of stockholders’ equity and is being amortized over the service period.  The value of the restricted stock award was based on the closing market price of the Company’s common stock of $17.91 on the date of award.  Stock based compensation expense related to this award of $0.1 million and $0.2 million was recorded for the three and nine months ended September 30, 2005.

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

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel.  Fees totaling $0.5 million and $2.6 million were incurred in the ordinary course of business in the nine months ended September 30, 2005 and 2004, respectively.

Notes Receivable

The Company has provided loans to certain of its officers and employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans.  The Company has also allowed certain option holders to exercise their options by executing stock purchase agreements and full recourse notes payable to the Company. The balance of the notes receivable for stock option exercises is included in Stockholders’ Equity (Deficit) on the Consolidated Balance Sheet. The loans issued for the exercise of stock options are dated prior to November 2001 and thus are not subject to variable accounting as required under EITF 00-23 “Issues Related to the Accounting for Stock Compensation Under APB No. 25 and FASB Interpretation 44.”

Interest receivable related to the notes was $30,000 and $0.2 million at September 30, 2005 and December 31, 2004, respectively, and is included in other assets. The Company accrues interest on the notes at rates ranging up to 10.5%.  The outstanding loans have maturity dates ranging from November 2005 through 2014.

9.  Subsequent Event

On November 7, 2005 the Company entered into a License, Development and Commercialization Agreement with Astellas Pharma Inc. for the development and commercialization of the Company’s investigational antibiotic, telavancin. In accordance with the terms of the agreement, upon closing, the Company will receive an upfront payment of $65.0 million and will be eligible to receive clinical and regulatory milestone payments of up to $156.0 million.  In addition, the Company is entitled to receive royalties on global sales of telavancin, which on a percent basis, range from the high teens to the upper twenties. The closing of this transaction is contingent upon regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

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

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Of our five programs in development, two are in late stage — telavancin and the Beyond Advair collaboration with GSK. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal disorders. By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. We commenced operations in 1997, and as of September 30, 2005, we had an accumulated deficit of $569.6 million. None of our products candidates have been approved for marketing and sale to patients and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development.

The net loss for the three months ended September 30, 2005 was $37.8 million compared to $22.3 million during the same period of 2004, an increase of $15.5 million. The increase was primarily due to higher research and development costs associated with telavancin Phase 3 clinical programs.  Research and development spending for the three months ended September 30, 2005 increased to $36.2 million compared to $20.4 million for the same period of 2004. This increase was primarily driven by higher external research and development costs associated with Phase 3 telavancin clinical studies and Phase 1 clinical studies for the overactive bladder and gastrointestinal (GI) motility programs. Cash, cash equivalents, and short-term investments totaled $172.3 million at the end of the third quarter 2005, a decrease of $30.1 million during the third quarter 2005 and $84.8 million since December 31, 2004.

Following are recent progress updates with certain of our development programs:

Telavancin

Telavancin is a rapidly bactericidal injectable antibiotic with a unique multifunctional mechanism of action that targets serious Gram-positive infections including drug-resistant Staphylococcus aureus strains.  It is currently in two Phase 3 programs for the treatment of patients with skin structure infections (cSSSI) and hospital acquired pneumonia (HAP) infections due to Gram-positive bacteria.

•                  Enrollment in the Phase 3 studies for the treatment of patients with complicated skin and skin structure infections cSSSI and hospital acquired pneumonia HAP infections due to Gram-positive bacteria are progressing according to our expectations and previous guidance.

•                  Enrollment in our Phase 3 cSSSI and HAP studies are anticipated to be completed during the first half of 2006 and the second half of 2006, respectively.

Beyond Advair

Beyond Advair is a collaboration with GSK to develop and commercialize product candidates for the treatment of asthma and COPD.  There are eight product candidates in the Beyond Advair collaboration, four contributed by Theravance and four contributed by GSK.  Five of the eight product candidates have reached Phase 2a.

•                  Phase 2b study initiation for compound GSK 159797 will not occur by the end of the year due to potential issues associated with the formulation. The Company is currently evaluating the issues associated with the formulation and the impact it will have on the projected timing for initiation of this study.

•                  Compound GSK 642444 was moved into a multiple dose Phase 2a study in a dry powder inhaler (DPI) formulation. This Phase 2a study will assess the safety and efficacy of this compound in mild-to-moderate asthmatics, using a DPI formulation.

•                  For Compound GSK 159802, we have recently begun enrolling patients in a single dose Phase 2a study in a DPI formulation. A multiple dose Phase 2a study is planned to further assess the safety and efficacy of this compound in mild-to-moderate asthmatics in 2006.

Overactive Bladder

•                  We recently decided to terminate our overactive bladder program based upon the results of Phase 1 studies with the compound TD-6301.

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

Agreements with GlaxoSmithKline

2002 Beyond Advair Collaboration

In November 2002, we entered into a collaboration agreement with GSK to develop and commercialize product candidates for the treatment of asthma and COPD. Each company contributed four LABA product candidates to the collaboration. Through September 30, 2005, we received upfront and milestone payments from GSK of $55.0 million in connection with the collaboration.

We recorded the upfront and milestone payments as deferred revenue, which are being amortized ratably over our estimated period of performance (the product development period), which we currently estimate to be eight years from the collaboration’s inception. Collaboration revenue was $1.9 million and $1.9 million for the three months ended September 30, 2005 and 2004, respectively, and $5.7 million and $5.1 million for the nine months ended September 30, 2005 and 2004, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, we accrued reimbursements of $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively, as an offset to research and development expense for certain costs related to the collaboration that were reimbursable by GSK. Costs related to the collaboration, reimbursable by GSK, recorded for the three and nine months ended September 30, 2005 were not material.

2004 Strategic Alliance

In March 2004, we entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the alliance agreement, we received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years. We recognized $0.7 million and $0.8 million in revenue for the three months ended September 30, 2005 and 2004, respectively, and $2.1 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively.

In August 2004, GSK exercised its right to license our LAMA program for the treatment of COPD pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. In June 2005, the Company earned a $3.0 million milestone payment, received in July 2005, from GSK in connection with initiation of a Phase 1 trial under the LAMA program. This milestone was recorded as deferred revenue when earned and will be amortized over the remaining period of performance during the development period. We recognized $0.3 million and $0.7 million in revenue related to the LAMA program for the three and nine months ended September 30, 2005, respectively.  Additionally, the Company accrued reimbursements of $0.1 million and $1.4 million for the three months ended September 30, 2005 and 2004, respectively, and $0.5 and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively, as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK.

In March 2005, GSK exercised its right to license our MABA program for the treatment of COPD and possibly asthma pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license. We recognized $0.2 million and $0.3 million in revenue related to the MABA program for the three and nine months ended September 30, 2005, respectively.  Additionally, we accrued reimbursements of $0.1 million and $2.5 million for the three and nine months ended September 30, 2005, respectively, as an offset to research and development expense for certain costs related to the MABA program that were reimbursable by GSK.

RESULTS OF OPERATIONS

Revenue   We recognized revenue of $3.0 million and $8.7 million for the three and nine months ended September 30, 2005, respectively, and $2.6 million and $6.2 million for the three and nine months ended September 30, 2004, respectively. This revenue was due entirely to the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and strategic alliance agreements.  Following are the upfront and milestone payments received from GSK under the Beyond Advair collaboration and strategic alliance agreements through September 30, 2005 (in millions).

Agreements/Programs	GSK Signed Agreement/Licensed Program	End of Estimated Development Period	Upfront and Milestone Payments
Beyond Advair collaboration	2002	2010	$55.0
Strategic alliance execution	2004	2011	20.0
Strategic alliance – LAMA	2004	2011	8.0
Strategic alliance – MABA license	2005	2013	5.0

Total			$88.0

Upfront and milestone payments received from GSK under the Beyond Advair collaboration and strategic alliance agreements have been deferred and are being amortized ratably into revenue over the applicable estimated development periods.  Revenue for the remainder of 2005 will be comprised of the ongoing amortization of deferred revenue that relates to the $88.0 million of upfront and milestone payments received through September 30, 2005 under our agreements with GSK and any additional upfront or milestone payments earned under current or new agreements with GSK or other collaboration partners.

On November 7, 2005 we entered into a License, Development and Commercialization Agreement with Astellas Pharma Inc. for the development and commercialization of our investigational antibiotic, telavancin. In accordance with the terms of the agreement, upon closing, we will receive an upfront payment of $65.0 million and will be eligible to receive clinical and regulatory milestone payments of up to $156.0 million.  In addition, we are entitled to receive royalties on global sales of telavancin, which on a percent basis, range from the high teens to the upper twenties.  The closing of this transaction is contingent upon regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

Research and development

Research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
External research and development	$22.0	$8.4	$52.5	$21.7
Employee-related	8.9	7.4	26.3	23.9
Facilities, depreciation and other allocated	5.3	4.6	14.9	14.1
Total research and development expenses	$36.2	$20.4	$93.7	$59.7

Total research and development expenses increased 77% and 57% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. These increases were primarily the result of higher external research and development expenses and increased employee costs. The higher external development costs primarily related to preclinical and clinical services and contract manufacturing activities supporting Phase 3 clinical studies for telavancin (our lead antibiotic candidate) as well as Phase 1 clinical studies for TD-2749 (our lead gastrointestinal (GI) disorders candidate) and TD-6301 (our overactive bladder candidate), which increased by $10.6 million and $27.4 million compared to the three and nine months ended September 30, 2004, respectively.

We recently decided to terminate our overactive bladder program. This decision was based upon the results of Phase 1 studies of our overactive bladder candidate. We do not expect to incur significant further research and development expenses associated with this program other than costs required to close out various studies and sites.

Employee-related expenses increased $1.5 million and increased $2.4 million for the three and nine months ended September 30, 2005 compared to the same periods of 2004, respectively. These increases were due to generally higher salary and benefits costs in the 2005 periods partially offset by the forgiveness of an executive loan of $1.0 million and related employee income and employment taxes of $0.8 million in June 2004.  Facilities, depreciation and other allocated expenses for the three and nine months ended September 30, 2005 were relatively unchanged from the 2004 periods.

We anticipate that research and development expenses will continue to increase substantially in 2005 and subsequent years as we increase our research and development efforts and as our existing and future product candidates proceed through preclinical studies and more costly clinical studies. In particular, we expect our external research and development expenses to increase significantly through at least 2006, driven primarily by our Phase 3 clinical programs for telavancin. Other external research and development expenses will be driven by our ongoing development efforts in gastrointestinal prokinetic studies and any additional drug discovery programs that we may move into development. However, actual expenses may vary considerably based upon timing of program initiation, study enrollment rates, and the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

General and administrative    General and administrative expenses increased to $5.0 million and $16.7 million for the three and nine months ended September 30, 2005, respectively, from $3.3 million and $16.0 million for the three and nine months ended September 30, 2004, respectively. The increases of $1.7 million and $0.7 million were due to higher employee and facilities related expenses and telavancin pre launch marketing costs for the three and nine months ended September 30, 2005 compared with the same periods in 2004.  These increases were partially offset by the forgiveness of an executive loan in June 2004 of $3.0 million and related employee income and employment taxes of $3.2 million. Included in the higher employee expenses for the nine months ended September 30, 2005 was a bonus expense accrual of $1.1 million paid to an executive.

We anticipate general and administrative expenses will increase in the remainder of 2005 and subsequent years to support our discovery and development efforts, commercial development activities and expanded operational infrastructure, including costs associated with operating as a public company, which include costs incurred to comply with the Sarbanes-Oxley Act.

Stock-based compensation    Employee and non-employee stock-based compensation expense decreased to $1.1 million and $3.9 million for the three and nine months ended September 30, 2005, respectively, from $2.3 million and $6.2 million for the three and nine months ended September 30, 2004, respectively. These amounts reflect the amortization of deferred stock-based compensation, much of which was recorded in the years ended December 31, 2004 and 2003.  For the nine months ended September 30, 2005 we recorded deferred stock-based compensation of $0.9 million related to the grant of restricted stock of which $0.2 million was amortized for the nine months ended September 30, 2005. For the three and nine months ended September 30, 2004, we recorded deferred stock-based compensation of $2.9 million and $19.5 million, respectively, for stock options granted in 2004 at prices below the deemed fair value on the option grant dates.

Interest and other income   Interest and other income includes interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities. Interest income increased to $1.7 million and $5.2 million in the three and nine months ended September 30, 2005, respectively, from $1.2 million and $2.8 million in the three and nine months ended September 30, 2004, respectively, due to higher cash balances following the closing of the GSK strategic alliance in May 2004 and the closing of our initial public offering in October 2004.

Interest and other expense   Interest expense includes interest expense on capital lease and debt arrangements. Interest and other expense decreased to $0.1 million and $0.5 million in the three and nine months ended September 30, 2005, respectively, from $0.2 million and $0.6 million in the three and nine months ended September 30, 2004, respectively, due to declining capital lease and debt balances.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005 and December 31, 2004, we had $172.3 million and 257.1 million in cash, cash equivalents and marketable securities, respectively, excluding $3.9 million and $4.5 million in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment.

We believe that our cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating needs for at least the next year based upon current operating and spending assumptions.  However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. We also expect expenditures to increase as we invest in administrative infrastructure to support our expanded operations. As a result, we may need to raise additional funds more quickly if we choose to expand more rapidly than we presently anticipate, or if our operating costs exceed our expectations.

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

Cash Flows

Net cash used in operating activities was $85.6 million and $23.0 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash used in operations was primarily due to an increase in research and development and general and administrative expenses and a decrease in cash payments received from GSK related to the 2004 strategic alliance.

Investing activities provided cash of $4.2 million and used cash of $80.2 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in 2005 primarily results from an increase in proceeds from net sales and maturities of marketable securities, partially offset by an increase in capital expenditures.

Financing activities provided cash of $2.3 million and $105.4 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in cash provided by financing activities was primarily due to GSK’s purchase of our Class A common stock in connection with the 2004 strategic alliance in May 2004.

Contractual Obligations and Commitments

Our major outstanding contractual obligations relate to our notes payable, capital leases from equipment financings, operating leases and fixed purchase commitments under contract research, development and clinical supply agreements. These contractual obligations as of September 30, 2005, are as follows (in millions):

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$0.1	$0.2	$0.2	$0.2	$0.7
Capital lease obligations	1.0	0.5	—	—	1.5
Operating leases	6.7	12.6	12.6	9.9	41.8
Purchase obligations	4.3	1.0	0.1	—	5.4
Total	$12.1	$14.3	$12.9	$10.1	$49.4

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

We have never commercialized any of our product candidates. We are uncertain whether any of our compounds or product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery is unproven and may not result in the creation of successful medicines. The risk of failure for all of our compounds and product candidates is high. For example, we recently discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301. To date, the data supporting our drug discovery and development programs is derived solely from laboratory and preclinical studies and limited clinical studies. Our most advanced product candidate, telavancin, is currently in Phase 3 clinical studies. In addition, a number of other compounds remain in the lead identification, lead optimization and preclinical testing stages. It is impossible to predict when or if any of our compounds and product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, we will not receive product revenue.

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

• delays in patient enrollment, which we have experienced, and variability in the number and types of patients available for clinical studies;

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product sales revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of September 30, 2005, we had an accumulated deficit of approximately $569.6 million. We expect our research and development expenses to continue to increase as we continue to initiate new discovery programs and expand our development programs. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

As of September 30, 2005, GSK beneficially owned approximately 17.5% of our outstanding capital stock, and will have the right in July 2007 to acquire up to approximately 60% of our common stock through the exercise of its call right. Other than our bacterial infections program and our anesthesia program, which GSK has not licensed under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our current and future drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs initiated prior to September 1, 2012 if GSK owns more than 50% of our common stock due to exercise of the call right or the put right. In brief, (i) the call right is GSK’s right, in July 2007, to require us to redeem 50% of our common stock held by each stockholder at $54.25 per share, and (ii) the put right is the right of each of our stockholders in August 2007, if GSK has not exercised its call right in July 2007, to require us to redeem up to 50% of their common stock at $19.375 per share. Pharmaceutical companies other than GSK that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs. In addition, because GSK may license our development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. Given the restrictions on our ability to raise capital provided for in our agreements with GSK, we may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. If our ability to work with present or future strategic partners, collaborators or consultants is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, our profitability may be delayed or reduced.

Although GSK has licensed our LAMA and our MABA programs, GSK has not licensed any of our other programs. As a result, we may be required to enter into collaborations with other third parties regarding our other programs whereby we have to relinquish material rights, including revenue from commercialization of our medicines on terms that are less attractive than our current arrangements with GSK. Furthermore, our ability to raise additional capital to fund our drug discovery and development efforts is greatly limited as a result of our agreements with GSK. In addition, we may not be able to control the amount of time and resources that our collaborative partners devote to our product candidates and our partners may choose to pursue alternative products. Moreover, these collaboration arrangements are complex and time-consuming to negotiate. If we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators and may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Our inability to successfully collaborate with third parties would increase our development costs and could limit the likelihood of successful commercialization of our product candidates.

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

We have sufficient quantities of formulated drug product to complete all of the currently planned clinical studies of telavancin, our lead product candidate in our bacterial infections program. For TD-2749, our lead development compound in our gastrointestinal disorders program that we are responsible for seeing through clinical studies, we are using single sources to manufacture each of the drug substance and drug product.  We have adequate supplies for the currently planned development activities for this compound, but if the supplier fails to continue to produce TD-2749 at acceptable quantity or quality levels, our future clinical studies could be delayed.

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

Generally, our strategy is to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. If we receive regulatory approval to commence commercial sales of any of our product candidates, other than those subject to our current or future agreements with GSK or pursuant to other strategic partnerships that we may enter into, we will have to establish a sales and marketing organization with appropriate technical expertise and supporting distribution capability. At present, we have no sales personnel and a limited number of marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

We are highly dependent on principal members of our management team and scientific staff, including our Chairman of the Board of Directors, P. Roy Vagelos, our Chief Executive Officer, Rick E Winningham, our Executive Vice President of Research, Patrick P.A. Humphrey, and our Senior Vice President of Development, Michael Kitt. These executives each have significant pharmaceutical industry experience and Dr. Vagelos and Dr. Humphrey are prominent scientists. The loss of Dr. Vagelos, Mr. Winningham, Dr. Humphrey or Dr. Kitt could impair our ability to discover, develop and market new medicines.

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

As of September 30, 2005, GSK beneficially owned approximately 17.5% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock in the future, and in 2007 GSK may exercise its call right to acquire additional shares and thereby increase its ownership up to approximately 60% of our then outstanding capital stock. If GSK exercises this call right, or a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK could own a majority of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors and, depending on GSK’s ownership percentage of our capital stock after September 2007, GSK will have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

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

In 2007, GSK has the right to require us to redeem 50% of our outstanding common stock for $54.25 per share, and, if GSK does not exercise this right, our stockholders will have the right to cause us to redeem up to the same number of shares for $19.375 per share. The existence of the call feature on 50% of our common stock at a fixed price of $54.25 may act as a material impediment to our common stock trading above the $54.25 per share call price. If the call is exercised, our stockholders would participate in valuations above $54.25 per share only with respect to 50% of their shares. Therefore, even if our common stock trades above $54.25 per share, 50% of each stockholder’s shares could be called at $54.25 per share. Similarly, because the put applies to only 50% of our common stock and is not exercisable prior to 2007, it is uncertain whether the put will have any supporting effect on our stock price.  Prior to the expiration of the put period, the price at which our common stock will trade may be influenced by the put right. Therefore, after the expiration of the put period, the market price of the common stock may decline significantly. In addition, while GSK is generally prevented from making any unsolicited tender offer for our common stock, any announcement by GSK that it does not intend to exercise the call or any offer GSK may make to our board of directors on terms less favorable than the call right described above could adversely affect our common stock price.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. However, the status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2005, we had 57 issued United States patents and have received notices of allowance for 10 other United States patent applications. As of that date, we had 86 pending patent applications in the United States and 144 granted foreign patents. We also have 35 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 473 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate.

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

Uncertainty regarding the effects of recent health care reform measures, trends in the managed health care and health insurance industries, and the likelihood of further legislative reform of the healthcare system could adversely affect our ability to sell our potential medicines profitably.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

•                  our ability to set a price we believe is fair for our potential medicines;

•                  our ability to generate revenues and achieve profitability; and

•                  the availability of capital.

In certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. In the United States recently there have been federal and state government initiatives directed at lowering the total cost of health care, and we anticipate that Congress and state legislatures will continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems.  For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) provides a new Medicare prescription drug benefit beginning in 2006 and mandates additional reforms. It is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may intensify industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our potential medicines and generate revenues. The MMA, associated cost containment measures that health care payors and providers are instituting, and the effect of probable further health care reform could significantly reduce potential revenues from the sale of any product candidates approved in the future.

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

As of September 30, 2005, GSK beneficially owned approximately 17.5% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 15.7% of our outstanding capital stock.  These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a director and following September 2007 will have the right to nominate a certain number of directors depending on GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

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

Recent Accounting Pronouncements

In June 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the recognition and measurement provisions of EITF 03-1. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1.  The FASB directed the staff to issue FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1.  FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance.  FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.  We will evaluate the impact of FSP 115-1 on our consolidated financial statements once the final guidance is issued.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.  On April 14, 2005, the SEC adopted a new rule deferring the required compliance dates for SFAS 123(R). In accordance with the new SEC rule, the accounting provisions of SFAS 123(R) will be effective for us for the annual period beginning January 1, 2006.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 or 15d-15.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net offering proceeds to us from the initial public offering of our common stock in October of 2004, after deducting underwriting discounts and commissions and offering expenses, were approximately $102.1 million.  Except as otherwise disclosed in Item 1 of Part 1, no offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.  From October 4, 2004, the effective date of the registration statement for our initial public offering, to September 30, 2005, we estimate approximately $42 million, consisting primarily of third party expenses, of the net offering proceeds were used to fund our Phase 3 clinical studies of telavancin.  Such use of proceeds payments were not paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any of our affiliates.

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

Theravance, Inc.
(Registrant)

November 14, 2005	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

November 14, 2005	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Exhibit

Number	Description
3.3(2)	Amended and Restated Certificate of Incorporation
3.5(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate representing the common stock of the registrant
4.2(2)	Rights Agreement dated October 8, 2004
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.