Form 10-Q/A
period 2005-09-30
THERAVANCE INC
filed 2005-11-18
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes  ☐  No  ☒

Indicate by check mark wither the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on November 3, 2005 was 44,374,340.

The number of shares of registrant’s Class A common stock outstanding on November 3, 2005 was 9,401,498.

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of Theravance, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 14, 2005 (the “Original Form 10-Q”).  This Amendment is being filed solely to correct an error on the cover page of the Original Form 10-Q.  The Original Form 10-Q incorrectly reported that there were 53,775,838 shares of the Company’s common stock outstanding at November 3, 2005.  The cover page of this Amendment reports the correct number of shares of the Company’s common stock that were outstanding at November 3, 2005, or 44,374,340 shares.

This Amendment does not modify or update the disclosure in the Original Form 10-Q other than as described in the previous paragraph.

Item 6. Exhibits

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

November 18, 2005	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

November 18, 2005	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit            Exhibit

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended