Form 10-K/A
period 2005-12-31
THERAVANCE INC
filed 2006-03-10
CIK 1080014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This amendment does not reflect events occurring after the original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K’’) or modify or update those disclosures, except to reflect the correction of one misprint in the table under “Our Programs’’ in Item 1 and to correct typographical errors in (i) the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements in Item 8 and (ii) Part III.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Theravance, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Theravance, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

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

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For the information required by this Item, see “Nominees”, “ Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee” and “Code of Business Conduct’’ in the Proxy Statement, which is incorporated herein by reference. The Company’s Code of Business Conduct can also be found on our website at www.theravance.com.

ITEM 11.         EXECUTIVE COMPENSATION

For the information required by this Item, see “Compensation of Executive Officers,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the information required by this Item, see  “Compensation of Executive Officers” and “Certain Transactions” in the Proxy Statement, which is incorporated herein by reference.

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

Exhibit No	Description
3.3*	Amended and Restated Certificate of Incorporation
3.5*	Amended and Restated Bylaws
4.1*	Specimen certificate representing the common stock of the registrant
4.2*	Rights Agreement
10.1*	1997 Stock Plan
10.2*	Long-Term Stock Option Plan
10.3*	2004 Equity Incentive Plan
10.4**	Employee Stock Purchase Plan
10.5*	Change in Control Severance Plan
10.8*	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
10.9*	Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
10.10*+	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002
10.11*	Form of Indemnification Agreement for directors and officers of the registrant
10.12*	Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004
10.13*	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004

10.14*	Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004
10.15*+	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004
10.16*+	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002
10.17*	Offer Letter with Rick E Winningham dated August 23, 2001
10.18*	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Rick E Winningham to the registrant, dated as of July 1, 2002
10.19*	Stock Pledge Agreement between the registrant and Rick E Winningham, dated as of July 1, 2002
10.20*	Letter Agreement between the registrant and Rick E Winningham, dated as of June 4, 2004
10.21*	Offer Letter with Patrick P.A. Humphrey dated April 6, 2001
10.22*	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Patrick P.A. Humphrey to the registrant, dated as of February 27, 2002
10.23*	Stock Pledge Agreement between the registrant and Patrick P.A. Humphrey, dated as of February 27, 2002
10.24*	Letter Agreement between the registrant and Patrick P.A. Humphrey dated June 4, 2004
10.25*	Offer Letter with David L. Brinkley dated June 30, 2000
10.26*	Warrant issued to Comdisco, dated as of May 7, 1997
10.28*	Class A Common Stock Purchase Agreement between the registrant and GSK
10.29****	Offer Letter with Michael W. Aguiar dated as of January 31, 2005
10.30****	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan
10.31****	Form of Stock Restriction Agreement under 2004 Equity Incentive Plan
10.32*****	Description of Cash Bonus Program
10.33+***	License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated November 7, 2005
21.1*****	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350

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

***** Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

+                Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Theravance Inc.’s application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2006.

THERAVANCE, INC.
By:	/s/ RICK E WINNINGHAM
Rick E Winningham
Chief Executive Officer

Exhibits

Exhibit No	Description
3.3*	Amended and Restated Certificate of Incorporation
3.5*	Amended and Restated Bylaws
4.1*	Specimen certificate representing the common stock of the registrant
4.2*	Rights Agreement
10.1*	1997 Stock Plan
10.2*	Long-Term Stock Option Plan
10.3*	2004 Equity Incentive Plan
10.4**	Employee Stock Purchase Plan
10.5*	Change in Control Severance Plan
10.8*	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
10.9*	Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
10.10*+	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002
10.11*	Form of Indemnification Agreement for directors and officers of the registrant
10.12*	Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004
10.13*	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004
10.14*	Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004
10.15*+	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004
10.16*+	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002
10.17*	Offer Letter with Rick E Winningham dated August 23, 2001
10.18*	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Rick E Winningham to the registrant, dated as of July 1, 2002
10.19*	Stock Pledge Agreement between the registrant and Rick E Winningham, dated as of July 1, 2002
10.20*	Letter Agreement between the registrant and Rick E Winningham, dated as of June 4, 2004
10.21*	Offer Letter with Patrick P.A. Humphrey dated April 6, 2001
10.22*	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Patrick P.A. Humphrey to the registrant, dated as of February 27, 2002
10.23*	Stock Pledge Agreement between the registrant and Patrick P.A. Humphrey, dated as of February 27, 2002
10.24*	Letter Agreement between the registrant and Patrick P.A. Humphrey dated June 4, 2004
10.25*	Offer Letter with David L. Brinkley dated June 30, 2000
10.26*	Warrant issued to Comdisco, dated as of May 7, 1997
10.28*	Class A Common Stock Purchase Agreement between the registrant and GSK
10.29****	Offer Letter with Michael W. Aguiar dated as of January 31, 2005
10.30****	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan
10.31****	Form of Stock Restriction Agreement under 2004 Equity Incentive Plan
10.32*****	Description of Cash Bonus Program
10.33+***	License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated November 7, 2005
21.1*****	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350

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

***** Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

+                Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Theravance Inc.’s application for confidential treatment.