Form 10-Q
period 2006-03-31
THERAVANCE INC
filed 2006-05-08
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☒   Accelerated Filer ☐  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on May 1, 2006 was 50,093,250.

The number of shares of registrant’s Class A common stock outstanding on May 1, 2006 was 9,401,498.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$103,522	$49,787
Marketable securities	155,073	112,138
Receivable from related party	4,032	990
Deferred sublease cost	238	—
Prepaid and other current assets	4,051	3,903
Total current assets	266,916	166,818

Marketable securities	40,159	38,084
Restricted cash and cash equivalents	3,860	3,860
Property and equipment, net	13,419	13,180
Deferred sublease costs	—	297
Notes receivable	2,883	2,496
Other assets	97	100
Total assets	$327,334	$224,835

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,429	$8,118
Accrued personnel-related expenses	3,950	6,041
Accrued clinical and development expenses	17,043	13,779
Other accrued liabilities	2,208	1,997
Current portion of notes payable	75	75
Current portion of capital lease obligations	927	1,169
Current portion of deferred revenue	17,480	16,994
Total current liabilities	53,112	48,173

Deferred rent	2,573	2,538
Notes payable	607	631
Deferred revenue	110,467	111,251
Other long term liabilities	3,055	2,658

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,030 and 44,475 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	500	444
Class A Common Stock, $0.01 par value; 30,000 shares authorized, 9,402 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	94	94
Additional paid-in capital	818,160	676,299
Notes receivable from stockholders	(10)	(17)
Deferred stock-based compensation	—	(4,965)
Accumulated other comprehensive loss	(504)	(503)
Accumulated deficit	(660,720)	(611,768)
Total stockholders’ equity	157,520	59,584
Total liabilities and stockholders’ equity	$327,334	$224,835

*Condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue (1)	$4,296	$2,757

Operating expenses:
Research and development (2)	48,708	30,197
General and administrative (2)	7,274	5,636
Total operating expenses	55,982	35,833

Loss from operations	(51,686)	(33,076)

Interest and other income	2,885	1,818
Interest expense	(151)	(193)
Net loss	$(48,952)	$(31,451)
Basic and diluted net loss per common share	$(0.86)	$(0.59)

Shares used in computing net loss per common share	56,871	52,888

(1) Amounts include revenue from GSK, a related party of $3,036 and $2,757 in 2006 and 2005, respectively.

(2) Amounts include stock-based compensation, consisting of stock-based compensation expense under SFAS 123(R), the amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, allocated as follows:

	Three Months Ended March 31,
	2006	2005

Research and development	$3,046	$842
General and administrative	1,967	566
Total non-cash stock-based compensation	$5,013	$1,408

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows (used in) provided by operating activities
Net loss	$(48,952)	$(31,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980	1,086
Non-cash stock-based compensation	5,013	1,408
Forgiveness of notes receivable	17	55
Other non-cash operating expenses	11	396
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	(136)	472
Accounts payable and accrued liabilities	6,029	3,524
Accrued personnel-related expenses	(2,091)	(2,466)
Deferred rent	35	34
Deferred revenue	(3,298)	2,243
Other long-term liabilities	442	—
Net cash used in operating activities	(41,950)	(24,699)

Cash flows provided by investing activities
Purchases of property and equipment	(464)	(731)
Purchases of marketable securities	(91,138)	(17,807)
Sales and maturities of marketable securities	46,127	27,052
Restricted cash and cash equivalents	—	343
Additions to notes receivable	(450)	—
Payments received on notes receivable	53	413
Net cash provided by (used in) investing activities	(45,872)	9,270

Cash flows used in financing activities
Payments on notes payable and capital leases	(266)	(1,198)
Net proceeds from issuances of convertible preferred stock	—	—
Net proceeds from issuances of common stock	141,823	715
Net cash provided by (used in) financing activities	141,557	(483)
Net (decrease) increase in cash and cash equivalents	53,735	(15,912)
Cash and cash equivalents at beginning of period	49,787	101,411
Cash and cash equivalents at end of period	$103,522	$85,499

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$58	$123
Non-cash investing and financing activities:
Addition to (reversal of) deferred stock-based compensation	$(4,965)	$896

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Employee Stock-Based Compensation

Unaudited Interim Financial Information

The accompanying unaudited financial statements of Theravance, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006 or any other period.

The condensed consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements, which are contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC) on March 10, 2006 (“2005 10-K”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2005 10-K.

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

Reclassifications

Certain prior year expenses, relating to the amortization of deferred compensation and stock-based compensation expense related to the value of options issued to non-employees for services rendered have been reclassified from stock-based compensation expense to research and development and general and administrative expenses for consistency with the current year presentation. These reclassifications had no impact on previously reported total operating expenses or net loss.

Fair value of employee stock options

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”), Statement No. 123(R), Share-based Payment, (“SFAS123(R)”) which requires the measurement and recognition of compensation expenses for all share-based payments made to employees and directors including stock options and employee stock purchases under the Company’s 2004 Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related to interpretations, and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified-prospective transition method. Under this method, compensation costs recognized during the three months ended March 31, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of SFAS 123 and b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method of the vesting periods while the compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. In addition, under SFAS 123 (R), the Company elected to continue to use the Black-Scholes valuation model for share-based payment awards granted. For additional information, see Note 7. The Company’s determination of the fair value of share-based payment awards on the grant date using option valuation models requires the input of highly subjective assumptions, including the expected price volatility and option life. As we have been operating as a public company for a period of time that is shorter than our estimated expected option life, we are unable to use actual price volatility or option life data as input assumptions within our Black-Scholes valuation model. Instead we are required to use the “simplified” method as described in SAB 107 relating to SFAS 123(R) for expected term and peer company price volatility, both of which have been higher than actual results to date. The result of this is an increase in the value of estimated stock-based compensation reflected in the Company’s Condensed Consolidated Statements of Operations.

In accordance with the modified-prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $5.0 million which consisted of $4.2 million related to employee stock options and employee stock purchases, $0.7 million related to the value of options issued to non-employees for services rendered and $0.1 million related to the value of shares related to restricted stock. In addition, as of March 31, 2006, there was $38.0 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.85 years. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets and our net operating loss carryforwards. We expect quarterly stock-based compensation expense to increase for the remainder of 2006.

For the three months ended March 31, 2005, stock-based compensation expense was $1.4 million consisting of amortization of deferred stock-based compensation, the value of options issued to non-employees for services rendered, and the amortization of deferred stock-based compensation expense related to the grant of restricted stock.

The weighted-average assumptions used to value employee stock-based compensation for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended March 31,
	2006	2005
Employee stock options
Risk-free interest rate	4.57% - 4.72%	3.54% - 3.91%
Expected life (in years)	6.17	4
Volatility	0.51	0.70
Weighted average estimated fair value of stock options granted	$16.23	$8.79
Employee stock purchase plan issuances
Risk-free interest rate	2.58% - 4.42%	2.05%
Expected life (in years)	2.0	0.6
Volatility	0.7	0.7
Weighted average estimated fair value of ESPP issuances	$9.05	$5.90

Pro forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

The following table shows the pro forma effect on net loss and net loss per common share if the fair value recognition provisions of SFAS 123 had been applied to stock based employee compensation (in thousands, except per share amounts) for the three months ended March 31, 2005. For purposes of pro forma disclosures, pursuant to SFAS No. 123 as amended by SFAS No. 148, the Company amortized the estimated fair value of stock-based employee compensation to expense over the vesting period of the options using the accelerated expense attribution method:

Three Months Ended March 31, 2005

Net loss, as reported	$(31,451)
Add: Employee stock-based compensation calculated using the intrinsic value method	1,281
Less: Total employee stock compensation calculated using the fair value method	(4,104)
Pro forma net loss	$(34,274)
Net loss per common share, as reported	$(0.59)
Pro forma net loss per common share	$(0.65)

The foregoing pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan issuances under the fair value method using the Black-Scholes valuation method. As the Company’s common stock had only recently become publicly traded when these estimates were made, certain assumptions regarding stock price volatility and expected life were estimated by considering volatility and expected life assumptions used by similar entities within the Company’s industry. In particular, the volatility estimate of 70% is significantly higher than the Company’s actual stock price volatility, which is approximately 30% since the Company’s October 2004 initial public offering.

The Company does not currently pay dividends. On May 27, 2004, the Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (ESPP) that became effective on October 5, 2004, the date of the Company’s initial public offering.

2. Net Loss Per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares. At March 31, 2006, potential common shares consist of 186,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,639,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. At March 31, 2005, potential common shares consist of 270,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,335,000 shares issuable upon the exercise of stock options and 31,000 shares issuable upon the exercise of warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2006	2005
Basic and diluted:
Net Loss	$(48,952)	$(31,451)
Weighted average shares of common stock outstanding	57,065	53,136
Less: weighted average shares subject to repurchase	(194)	(248)
Weighted average shares used in computing basic and diluted net loss per common share	56,871	52,888
Basic and diluted net loss per common share	$(0.86)	$(0.59)

3. Collaboration Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas Pharma Inc. (Astellas) for the development and commercialization of telavancin worldwide, except Japan. The Company received $66.0 million from Astellas through March 31, 2006, and the Company is eligible to receive up to an additional $156.0 million in clinical and regulatory milestone payments. The Company recorded these cash payments of $66.0 million as deferred revenue, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). We currently estimate the period of performance to be thirteen years from the effective date. The Company recognized $1.3 million in revenue for the three months ended March 31, 2006.

2002 Beyond Advair Collaboration

In November 2002, the Company entered into a collaboration agreement with an affiliate of GlaxoSmithKline plc (GSK) to develop and commercialize long acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD), which the Company and GSK refer to as the “Beyond Advair” Collaboration. Through March 31, 2006, the Company received upfront and milestone payments of $55.0 million from GSK in connection with this collaboration.

The Company recorded these upfront and milestone payments as deferred revenue, which are being amortized ratably over the Company’s estimated period of performance (the product development period), which is currently estimated to be eight years from the collaboration’s inception. Collaboration revenue was $1.9 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, costs related to the collaboration, reimbursable by GSK, recorded for the three months ended March 31, 2005 were not material. There were no costs related to the collaboration accrued for reimbursement for the three months ended March 31, 2006.

2004 Strategic Alliance

In March 2004, the Company entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the strategic alliance agreement, the Company received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of the Company’s programs under the agreement, which is currently estimated to be approximately seven and one-half years from the commencement for the strategic alliance. The Company recognized $0.7 million and $0.7 million in revenue for the three months ended March 31, 2006 and 2005, respectively.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) for the treatment of COPD pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of this program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. In June 2005, the Company earned a $3.0 million milestone payment, received in July 2005, from GSK in connection with initiation of a Phase 1 trial under the LAMA program. This milestone was recorded as deferred revenue when earned and will be amortized over the remaining period of performance during the development period. The Company recognized $0.3 million and $0.2 million in revenue related to the LAMA program for the three months ended March 31, 2006 and 2005, respectively. Additionally, the Company accrued reimbursements of $0.4 million for the three months ended March 31, 2005, as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK. Costs related to LAMA program, reimbursable by GSK under the strategic alliance, recorded for the three months ended March 31, 2006 were not material.

In March 2005, GSK exercised its right to license the Company’s muscarinic antagonist / beta2 agonist (MABA) program for the treatment of COPD, and possibly asthma, pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. In March 2006, the Company earned a $3.0 million milestone payment, received in April 2006, from GSK in connection with initiation of a Phase 1 trial under the MABA program. These payments are being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license. The Company recognized $0.2 million in revenue related to the MABA program for the three months ended March 31, 2006. Revenue recognized by the Company related to the MABA program was not material for the three months ended March 31, 2005. Additionally, the Company accrued reimbursements of $0.1 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively, as an offset to research and development expense for certain costs related to the MABA program that were reimbursable by GSK.

4. Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2006:

	March 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agencies	$65,154	$—	$(368)	$64,786
U.S. corporate notes	77,805	8	(43)	77,770
U.S. commercial paper	89,002	—	—	89,002
Asset-backed securities	58,751	10	(112)	58,649
Certificates of deposit	2,861	1	—	2,862
Money market funds	9,545	—	—	9,545
Total	303,118	19	(523)	302,614

Less amounts classified as cash and cash equivalents	(103,522)	—	—	(103,522)
Less amounts classified as restricted cash	(3,860)	—	—	(3,860)
Amounts classified as marketable securities	$195,736	$19	$(523)	195,232

The estimated fair value amounts have been determined by the Company using available market information. At March 31, 2006, approximately 80% of marketable securities mature within twelve months, 3% of marketable securities mature between twelve and twenty-four months and the remaining 17% have effective maturities beyond 24 months. Average duration of available-for-sale securities was approximately six months at March 31, 2006.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of net unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005

Net Loss	$(48,952)	$(31,451)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	—	(152)
Comprehensive loss	$(48,952)	$(31,603)

6. Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2006.

Purchase Obligations

At March 31, 2006, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $5.2 million.

7. Stockholders’ Equity

Stock Option Plans

The Company issues stock options under the 2004 Equity Incentive Plan, which was adopted on May 27, 2004 by the Company’s Board of Directors and became effective as of the date of the Company’s initial public offering on October 5, 2004. The aggregate number of shares that may be awarded under the 2004 Equity Incentive Plan were 3,700,000 shares which were reserved for issuance under the 2004 Equity Incentive Plan plus 9,334,745 shares remaining available for issuance under the 1997 Stock Option Plan and the Long-Term Stock Option Plan as of the date the 2004 Equity Incentive Plan became effective. No further option grants will be made under the 1997 Stock Plan and the Long-Term Stock Option Plan. The 2004 Equity Incentive Plan provides for the granting of incentive and nonstatutory stock options to employees, officers, directors and consultants of the Company. Incentive stock options and nonstatutory stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four to six years. For the three months ended March 31, 2006, the Company granted stock options to purchase 1,069,278 shares at an average price of $29.62 under the 2004 Equity Incentive Plan. As of March 31, 2006, total shares remaining available for issuance under the 2004 Equity Incentive Plan were 1,370,755.

The Company previously allowed certain stock option holders to exercise their options by executing stock purchase agreements and full-recourse notes payable to the Company. The stock purchase agreements provide the Company with the right to repurchase unvested shares. Certain full-recourse notes payable include forgiveness provisions whereby the Company forgives the unpaid principal of the note on its maturity date if the optionee remains in continuous service until the maturity date on the notes (see Notes Receivable discussion in Note 8). As of March 31, 2006, 88,385 shares were subject to repurchase under these outstanding note agreements.

Options granted and employee stock purchases prior to January 1, 2006 are valued in accordance with SFAS 123. The Company used the Black-Scholes option valuation model and for expense attribution the Company used the accelerated method over the vesting periods. The volatility and expected life used to estimate the fair value of the options was based on considering the volatility and expected life assumptions used by similar entities within the Company’s industry. We recognized option forfeitures as they occurred as allowed by SFAS 123.

Options granted and employee stock purchases after January 1, 2006 are valued in accordance with SFAS 123(R). The Company uses the Black-Scholes option valuation model and the straight-line method single-option for expense attribution. The expected term of the options granted is derived from the “simplified” method as described in SAB 107 relating to SFAS 123(R). The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The Company estimated forfeitures and only recognized expense for those shares expected to vest. The Company’s estimated annual forfeiture rate is approximately 2.4%, based on our historical forfeiture experience.

For the three months ended March 31, 2006, under SFAS 123(R), in connection with the grant of certain stock options to employees under the 2004 Equity Incentive Plan, 1997 Stock Option Plan, and the Long-Term Stock Option Plan, the Company recorded stock-based compensation expense of $3.8 million.

The Company has granted options to purchase shares of common stock to non-employees with exercise prices ranging from $0.78 to $9.69 per share. As of March 31, 2006, options to acquire 169,427 shares are subject to remeasurement of fair value using a Black-Scholes model over their remaining contractual terms. The following assumptions were used for the three months ended March 31, 2006: a volatility of 0.5, risk-free interest rates ranging from 4.6% to 4.8%, no dividend yield, and a life of the option equal to the full term, generally up to ten years from the date of grant. In accordance with SFAS 123, the Company recognized expense of $0.8 million for the three months ended March 31, 2006.

The following table summarizes option activity under the Company’s stock option plans, and related information:

	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
	(In thousands, except per share amounts)
Balance at December 31, 2005	2,269	10,096	$9.82
Options granted	(1,069)	1,069	$29.62
Options exercised	—	(355)	$5.74
Options forfeited	171	(171)	$13.15
Balance at March 31, 2006	1,371	10,639	$11.89

No options were granted with exercise prices less than fair value of common stock on the date of grant during the three months ended March 31, 2006 nor the year ended December 31, 2005.

The weighted-average fair value of options granted with exercise prices equal to the fair value of common stock on the date of grant for the three months ended March 31, 2006 was $16.23.

As of March 31, 2006, there was $38.0 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.85 years. The total intrinsic value of the options exercised for the three months ended March 31, 2006 was $7.5 million and the fair value of options vested is $1.1 million for the three months ended March 31, 2006.

As of March 31, 2006, all outstanding options to purchase common stock of the Company are summarized in the following table (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
Exercise Price Per Share	Number of Shares Subject to Outstanding Options	Weighted- Average Remaining Contractual Life	Number of Shares Subject to Options Unvested	Aggregate Intrinsic Value	Number of Shares Exercisable	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life

$0.20	19	1.5	—		19		1.5
$1.32	96	3.7	—		96		3.7
$3.10	1,820	7.2	658		1,820		7.2
$8.14	19	4.0	—		19		4.0
$8.53	3,211	5.5	41		3,211		5.5
$9.69	1,988	8.0	1,698		34		8.0
$12.40 – $18.25	1,312	8.7	1,141		214		8.7
$18.26 – $21.70	1,121	8.9	1,121		—		—
$21.71 – $29.65	1,053	9.9	1,053		—		—
	10,639	7.4	5,712	$173,498	5,413	$114,707	6.2

Restricted Stock

In March 2005, the Company’s Board of Directors approved the grant of 50,000 shares of restricted stock to a member of the Company’s senior management. These restricted shares of stock vest based on continued service, with 50% of the shares vesting following the expiration of the period during which the Company’s stockholders may exercise their put to GSK in accordance with the Company’s Certificate of Incorporation and 25% of the shares vesting upon each of the next two anniversaries of such date. The Company recorded the $0.9 million value of this restricted stock grant as deferred compensation, a component of stockholders’ equity in March 2005, prior to the adoption of SFAS 123(R). The value was based on the closing market price of the Company’s common stock of $17.91 on the date of award. The Company recognized stock-based compensation expense of $0.1 million related to this award for the three months ended March 31, 2006.

Stock Subject to Repurchase

At March 31, 2006, there were 136,478 shares of the Company’s common stock subject to the Company’s right to repurchase at the original purchase price. These shares were issued upon the exercise of unvested stock options and the execution of certain stock purchase agreements. The Company’s repurchase rights lapse generally over a four-year period.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows (shares in thousands):

March 31, 2006
Subject to outstanding warrant	18
Stock option plans:
Subject to outstanding options	10,639
Available for future grants	1,371
Available for future ESPP purchases	459
Total	12,487

Stock Options Exercised Early

The Company generally allows employees to exercise options issued under the 1997 Stock Plan and the Long-Term Stock Option Plan prior to vesting. In accordance with EITF 00-23, “Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” stock options granted or modified after March 21, 2002 that are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liability is only reclassified into equity on a ratable basis as the option vests. The Company applied the guidance and had a liability of $0.1 million and $0.2 million in the consolidated balance sheets relating to 48,093 and 62,632 options granted that were exercised and unvested at March 31, 2006 and December 31, 2005, respectively. Furthermore, these shares are not presented as outstanding on the accompanying consolidated statements of stockholders’ equity and consolidated balance sheets, but are disclosed as outstanding options.

Employee Stock Purchase Plan

On May 27, 2004 the Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (ESPP) that became effective on the date of the Company’s initial public offering. The ESPP allows employees to contribute up to 15%, through payroll deductions, towards the semi-annual purchase of shares of common stock of the Company. The Company’s officers are currently excluded from participating in the ESPP. The price of each share will not be less than the lower of 85% of the fair market value of the Company’s common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the purchase period. A total of 325,000 shares of common stock were initially reserved for issuance under the ESPP. In June 2005, the Company’s stockholders approved an amendment to the 2004 Employee Stock Purchase Plan increasing the aggregate number of shares of common stock authorized for issuance under the plan by 300,000 shares.

Through March 31, 2006, the Company issued 165,738 shares under the ESPP at an average price of $13.64 and the total number of remaining shares available for issuance under the plan was 459,262. For the three months ended March 31, 2006, the total stock-based compensation expense recognized related to the ESPP under SFAS 123(R) was $0.4 million. There were no employee stock purchases under the ESPP during the first quarter 2006.

8. Related Party Transactions

Related Parties

The Company’s related parties are its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 3.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees totaling $0.3 million and $0.2 million were incurred in the ordinary course of business in the three months ended March 31, 2006 and 2005, respectively.

Notes Receivable

The Company has provided loans to certain of its employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans. The Company has also allowed certain option holders to exercise their options by executing stock purchase agreements and full recourse notes payable to the Company. The balance of the notes receivable for stock option exercises is included in Stockholders’ Equity (Deficit) on the Consolidated Balance Sheet. The loans issued for the exercise of stock options are dated prior to November 2001 and thus are not subject to variable accounting as required under EITF 00-23 “Issues Related to the Accounting for Stock Compensation Under APB No. 25 and FASB Interpretation 44.”

Interest receivable related to the notes was $22,000 and $25,000 at March 31, 2006 and December 31, 2005, respectively, and is included in other assets. The Company accrues interest on the notes at rates of up to 8.0%. The outstanding loans have maturity dates ranging from April 2006 through 2014.

9. Sale of Common Stock

On February 7, 2006, the Company closed an underwritten public offering of 5.2 million shares of common stock at a price per share of $28.50, raising proceeds, net of issuance costs, of approximately $139.8 million. The 5.2 million shares issued in the offering included 600,000 shares issued pursuant to the underwriters’ exercise of their overallotment option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events may differ significantly from the results discussed in the forward-looking statements we make. Factors that might cause such a discrepancy include, but are not limited to those discussed below in “Risk Factors” in Item 1A and in the subsection entitled “Liquidity and Capital Resources”. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Of our five programs in development, two are in late stage – our telavancin program focusing on treatment serious Gram-positive bacterial infections with Astellas Pharma Inc. (Astellas)  and our Beyond Advair collaboration with GlaxoSmithKline (GSK). By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. We commenced operations in 1997, and as of March 31, 2006, we had an accumulated deficit of $660.7 million. None of our product candidates have been approved for marketing and sale to patients and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development.

The net loss for the three months ended March 31, 2006 was $49.0 million compared to $31.5 million during the same period of 2005, an increase of $17.5 million. The higher loss was primarily due to increased research and development costs associated with telavancin Phase 3 clinical programs and additional stock-based compensation expense associated with the implementation of SFAS 123(R). Research and development spending for the three months ended March 31, 2006 increased to $48.7 million compared to $30.2 million for the same period of 2005. This increase was primarily driven by higher external research and development costs associated with our two Phase 3 programs for telavancin and the impact of SFAS 123(R). Total research and development stock-based compensation expense for the three months ended March 31, 2006 was $3.0 million compared to $0.8 million in 2005. Total external research and development costs were $30.3 million and $16.1 million for the three months ended March 31, 2006 and 2005 respectively. Cash, cash equivalents, and marketable securities totaled $298.8 million at the end of the first quarter of 2006, an increase of $98.8 million since December 31, 2005. This increase was due to the receipt of approximately $139.8 million, net of issuance costs, from our secondary public offering in February 2006 offset by net usage of cash.

Following are updates on the progress of the Company’s programs:

Bacterial Infections Programs

Telavancin

Enrollment in our Phase 3 studies for the treatment of patients with complicated skin and skin structure infections (cSSSI) recently exceeded 1,500 patients and enrollment is on track to be completed during the first half of 2006.

In our hospital-acquired pneumonia (HAP) program, we continue to target completion of enrollment in late 2006, a challenging goal.

Heterodimer

We recently initiated Phase 1 studies of our unique heterodimer antibiotic compound, TD-1792, that combines the antibacterial activities of a glycopeptide and a beta-lactam in one molecule.

Respiratory

Beyond Advair

On April 20, 2006, the Company announced that GSK recently enrolled the first patient in the Beyond Advair Phase 2b clinical program with our long-acting beta2 agonist (LABA) compound 159797 in patients with mild to moderate asthma. Two additional compounds, 642444 and 159802, continue to progress in clinical development.

Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

Phase 1 studies were recently initiated with the lead compound, 961081 (formerly TD-5959), a bifunctional compound that has both muscarinic antagonist as well as beta2 agonist activity.

Gastrointestinal Motility Dysfunction Program

TD-5108 has completed single dose Phase 1 studies and has moved into multiple dose Phase 1 studies.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2006, compared to those discussed in our Annual Report on Form 10-K/A filed on March 10, 2006 (“2005 10-K”), except for the adoption of Financial Accounting Standards Board Statement FAS 123(R) as discussed below.

Share-based Payments

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options and employee stock purchases under the Company’s 2004 Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for employee stock options using the intrinsic-value method in accordance APB No. 25, FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related to interpretations, and the disclosure-only provisions of SFAS No. 123.

We adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized as of March 31, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of FAS 123 and b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Options granted and employee stock purchases prior to January 1, 2006, are valued in accordance with SFAS 123. The expected volatility and expected term are based on the volatility and expected life assumptions used by similar entities within our industry. We used the accelerated method for expense attribution and recognized option forfeitures as they occurred as allowed by SFAS 123. Options granted and employee stock purchases after January 1, 2006, are valued in accordance with SFAS 123(R). We estimated forfeitures and only recognized expense for those shares expected to vest. We used the straight-line single-option method for expense attribution. Our estimated annual forfeiture rate for the three months ended March 31, 2006, based on the Company’s historical forfeiture experience, is approximately 2.4%.

In accordance with the modified-prospective-transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $5.0 million, which consisted of $4.2 million related to employee stock options and employee stock purchases, $0.7 million related to the value of options issued to non-employees for services rendered and $0.1 million related to the value of shares related to restricted stock. In addition, as of March 31, 2006, there was $38.0 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.85 years. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets and our net operating loss carryforwards. We expect quarterly stock-based compensation expense to increase for the remainder of 2006.

For the three months ended March 31, 2005, stock-based compensation expense was $1.4 million consisting of amortization of deferred stock-based compensation, the value of options issued to non-employees for services rendered, and the amortization of deferred stock-based compensation expense related to the grant of restricted stock.

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model with the weighted average assumptions noted in the table in Note 2. As we have been operating as a public company for a period shorter than our estimated expected option life, we were unable to use actual price volatility or option life data as input assumptions within our Black-Scholes valuation model. Instead we were required to use the “simplified” method as described in SAB 107 related to SFAS 123(R) for expected term and peer companies’ historical price volatility, both of which have been higher than actual results to date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Government securities-Treasury constant maturities in effect at the time of the grant. The result of these assumptions used is an increase in the value of estimated stock-based compensation reflected in our condensed consolidated statements of operations.

These assumptions used in the calculation of the fair value of share-based compensation expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different.

Collaboration Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin worldwide, except Japan. The Company received $66.0 million from Astellas through March 31, 2006, and the Company is eligible to receive up to an additional $156.0 million in clinical and regulatory milestone payments as well as payments for certain estimated costs. The Company recorded the cash payments of $66.0 million as deferred revenue, to be amortized ratably over the estimated period of performance (development and commercialization period), which we currently estimate to be thirteen years from the effective date. The Company recognized $1.3 million in revenue for three months ended March 31, 2006.

2002 Beyond Advair Collaboration

In November 2002, we entered into our Beyond Advair collaboration agreement with GSK to develop and commercialize long-acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD). Each company contributed four LABA product candidates to the collaboration and five product candidates either have completed or are in Phase 2a clinical studies. As of March 31, 2006, we had received upfront and milestone payments from GSK of $55.0 million related to the clinical progress of our candidates.

We recorded the upfront and milestone payments as deferred revenue, which are being amortized ratably over our estimated period of performance (the product development period), which we currently estimate to be eight years from the collaboration’s inception. Collaboration revenue was $1.9 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, costs related to the collaboration, reimbursable by GSK, recorded for the three months ended March 31, 2005 were not material. There were no costs related to the collaboration accrued for reimbursement for the three months ended March 31, 2006.

2004 Strategic Alliance

In March 2004, we entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the alliance agreement, we received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years from the commencement of the strategic alliance. We recognized $0.7 million and $0.7 million in revenue for the three months ended March 31, 2006 and 2005, respectively.

In August 2004, GSK exercised its right to license our long-acting muscarinic antagonist (LAMA) program for the treatment of COPD pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. In June 2005, the Company earned a $3.0 million milestone payment, received in July 2005, from GSK related to the clinical progress of our candidate. This milestone was recorded as deferred revenue when earned and will be amortized over the remaining period of performance during the development period. We recognized $0.3 million and $0.2 million in revenue related to the LAMA program for the three months ended March 31, 2006 and 2005, respectively. Additionally, the Company accrued reimbursements of $0.4 million for the three months ended March 31, 2005, as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK. Costs related to the LAMA program, reimbursable by GSK, under the strategic alliance, recorded for the three months ended March 31, 2006 were not material.

In March 2005, GSK exercised its right to license our muscarinic antagonist-beta2 agonist (MABA) program for the treatment of COPD, and possibly asthma, pursuant to the terms of the strategic alliance. We have achieved $8.0 million in milestones from GSK in connection with the license of our MABA program through March 31, 2006. These payments are being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license. We recognized $0.2 million in revenue related to the MABA program for the three months ended March 31, 2006. Revenue recognized by the Company related to the MABA program was not material for the three months ended March 31, 2005. Additionally, we accrued reimbursements of $0.1 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively, as an offset to research and development expense for certain costs related to the MABA program that were reimbursable by GSK.

RESULTS OF OPERATIONS

Revenue  We recognized revenue of $4.3 million for the three months ended March 31, 2006 and $2.8 million for the three months ended March 31, 2005, respectively. This revenue consisted of the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and our strategic alliance and from Astellas related to our telavancin collaboration. Following are the upfront and milestone payments received from GSK under the Beyond Advair collaboration and the strategic alliance, and from Astellas under the telavancin collaboration through March 31, 2006 (in millions).

Agreements/Programs	Signed Agreement/Licensed Program	End of Estimated Performance Period	Upfront and Milestone Payments
GSK Collaborations
Beyond Advair collaboration	2002	2010	$55.0
Strategic alliance execution	2004	2011	20.0
Strategic alliance—LAMA	2004	2011	8.0
Strategic alliance—MABA	2005	2013	8.0
Astellas Collaboration execution	2005	2019	66.0
Total			$157.0

Upfront and milestone payments received from GSK under the Beyond Advair collaboration and strategic alliance and from Astellas related to our telavancin collaboration have been deferred and are being amortized ratably into revenue over the applicable estimated performance periods. Future revenue will include the ongoing amortization of deferred revenue that relates to the $91.0 million of upfront and milestone payments received through March 31, 2006 under our agreements with GSK and $66.0 million of upfront and milestone payments received through March 31, 2006 under our agreement with Astellas.

Research and development

Research and development expenses:

	Three Months Ended March 31,
(in millions)	2006	2005
External research and development	$30.3	$16.1
Employee-related	9.6	8.7
Stock-based compensation	3.0	0.8
Facilities, depreciation and other allocated	5.8	4.6
Total research and development expenses	$48.7	$30.2

Total research and development expenses increased 61% for the three months ended March 31, 2006 compared to the same period in 2005. This increase was primarily the result of higher external research and development expenses, additional stock-based compensation expense associated with the implementation of SFAS 123(R) and increased employee costs. The higher external development costs primarily related to increased clinical services and contract manufacturing activities supporting our two Phase 3 clinical studies for telavancin (our lead antibiotic candidate) and Phase 1 clinical studies for gastrointestinal (GI) motility dysfunction candidates.

Employee-related expenses increased by $0.9 million for the three months ended March 31, 2006 compared to the same period of 2005. This increase was due to generally higher salary and benefits costs in 2006. Facilities, depreciation and other allocated expenses increased $1.2 million for the three months ended March 31, 2006 compared to the same period of 2005. The increase was primarily due to higher supplies and administration costs in 2006.

Total research and development stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $3.0 million which consisted of stock-based compensation expense related to employee stock options, employee stock purchases, and the value of options issued to non-employees for services rendered. For the three months ended March 31, 2005, stock-based compensation expense was $0.8 million which reflected the amortization of deferred stock-based compensation related to employees and the value of stock options granted to non-employees. In accordance with the modified-prospective-transition method, the research and development expenses for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

We anticipate that research and development expenses will continue to increase in 2006, driven primarily by our two Phase 3 clinical programs for telavancin. Under our agreement with Astellas, we are responsible for completion of the cSSSI and HAP telavancin Phase 3 programs, publication of the results of these studies, preparation and submission of a new drug application (NDA) to the United States Food and Drug Administration (FDA) for the cSSSI indication and subsequently, for the HAP indication, and manufacture of sufficient quantities of active pharmaceutical ingredient (API) and drug product for launch. We are reliant on the efforts of third parties, including contract research organizations, consultants and contract manufacturing organizations, for the completion of these obligations. While we cannot predict the time frame in which these responsibilities will be completed, we anticipate that our aggregate external costs associated with the telavancin Phase 3 programs will be between $125.0 million and $150.0 million.

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

We do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. The Company does not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative    General and administrative expenses increased to $7.3 million for the three months ended March 31, 2006 from $5.6 million for the three months ended March 31, 2005. The increase of $1.7 million is primarily due to stock-based compensation expense.

The total general and administrative stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $2.0 million which consisted of stock-based compensation expense related to employee stock options, to employee stock purchases, the value of options issued to non-employees for services rendered and to stock-based compensation expense related to restricted stock. For the three months ended March 31, 2005, stock-based compensation expense was $0.6 million which reflected the amortization of deferred stock-based compensation related to employees and the value of stock options granted to non-employees. In accordance with the modified-prospective transition method, the general and administrative expenses for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

We anticipate general and administrative expenses will increase in the remainder of 2006 and subsequent years to support our growing discovery, development, manufacturing and commercialization efforts.

Interest and other income   Interest and other income includes interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities. Interest income increased to $2.9 million for the three months ended March 31, 2006 from $1.8 million for the three months ended March 31, 2005, due to larger cash balances following the closing of our secondary public offering in February 2006 and higher interest rates.

Interest and other expense   Interest expense includes interest expense on capital lease and debt arrangements. Interest and other expense decreased to $0.1 million for the three months ended March 31, 2006, from $0.2 million for the three months ended March 31, 2005 due to declining capital lease and debt balances.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006 and December 31, 2005, we had $298.8 million and $200.0 million in cash, cash equivalents and marketable securities, respectively, in each case excluding $3.9 million in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment. In February 2006, we raised proceeds of approximately $139.8 million, net of issuance costs, in a secondary public offering of common stock.

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next eighteen months based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. We also expect expenditures to increase as we invest in administrative infrastructure to support our expanded operations. As a result, we may need to raise additional funds more quickly if we choose to expand more rapidly than we presently anticipate, or if our operating costs exceed our expectations. Pursuant to the restrictions described below in our agreements with GSK, we cannot sell significant additional equity until the expiration of the call and put arrangements in 2007, but we may sell debt securities or incur indebtedness, subject to limitations under our agreements with GSK. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the call and put arrangements with GSK in 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock, or securities that are vested and exercisable or convertible into shares of common stock, to be outstanding as of the put date. As a result of our secondary public offering in February 2006, we cannot sell significant additional equity securities until the expiration of the call and put arrangements in 2007. In addition:

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

Cash Flows

Net cash used in operating activities was $42.0 million and $24.7 for the three months ended March 31, 2006 and 2005, respectively. The increase in cash used in operations was primarily due to an increase in research and development and general and administrative expenses.

Investing activities used cash of $45.9 million and provided cash of $9.3 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in 2006 primarily results from net purchases of marketable securities.

Financing activities provided cash of $141.6 million and used cash of $0.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cash provided by financing activities was primarily due to proceeds, net of issuance costs, of approximately $139.8 million from our secondary public offering of common stock in February 2006.

Contractual Obligations and Commitments

Our major outstanding contractual obligations relate to our notes payable, capital leases from equipment financings, operating leases and fixed purchase commitments under contract research, development and clinical supply agreements. These contractual obligations as of March 31, 2006, are as follows (in millions):

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$0.1	$0.2	$0.2	$0.2	$0.7
Capital lease obligations	0.9	—	—	—	0.9
Operating leases	5.0	12.5	12.7	8.3	38.5
Purchase obligations	4.5	0.4	0.3	—	5.2
Total	$10.5	$13.1	$13.2	$8.5	$45.3

As security for performance of our obligations under the operating leases for our headquarters, we have issued letters of credit in the aggregate of $3.8 million, collateralized by an equal amount of restricted cash. Additionally, we have restricted cash of $0.1 million as collateral for certain equipment leases. The terms of these facilities and equipment leases require us to maintain an unrestricted cash and marketable securities balance of at least $50.0 million on the last day of each calendar quarter.

Pursuant to our 2002 collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we are obligated to make milestone payments to GSK of up to an aggregate of $220.0 million. Based on available information, we do not estimate that any significant portions of these potential milestone payments are likely to be made in the next three years.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2005 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) in connection with the evaluation required under paragraph (d) of Rule 13a-15 under the Exchange Act, which occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business and us.

Risks Related to our Business

Any failure or delay in commencing or completing clinical studies for our product candidates, such as a delay in completing any of our Phase 3 clinical studies for telavancin, would likely cause our stock price to decline.

Each of our product candidates must undergo extensive preclinical and clinical studies as a condition to regulatory approval. Preclinical and clinical studies are expensive and take many years to complete. To date, we have not completed the clinical studies of any product candidate. The commencement and completion of clinical studies for our product candidates may be delayed by many factors, including:

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

•       varying interpretation of data by the Food and Drug Administration (FDA) and similar foreign regulatory agencies; and

•       failure of our partners to advance our product candidates through clinical development.

For example, in the fourth quarter of 2005, we announced that the Phase 2b program with ‘797, the lead investigational compound in the Beyond Advair collaboration with GSK, would not occur by the end of 2005 due to potential issues associated with the formulation of the compound. While GSK has since commenced this Phase 2b program during April 2006, there can be no assurance that delays in this program or other programs will not occur in the future. Such clinical study delays could delay the commercialization of our compounds and therefore would likely cause our stock price to decline.

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

The FDA must approve any new medicine before it can be marketed and sold in the United States. We must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. We will not obtain this approval for a product candidate unless and until the FDA approves a New Drug Application (NDA). In order to market our medicines in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We have not yet submitted an NDA to the FDA or made a comparable submission in any foreign country for any of our product candidates.

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

For our development compounds in our gastrointestinal motility dysfunction program, we are using single sources to manufacture each of the bulk drug substance and drug product. We have adequate supplies for the currently planned development activities for these compounds, but if either supplier fails to continue to produce them at acceptable quantity or quality levels, our future clinical and preclinical studies could be delayed.

Even if our product candidates receive regulatory approval, commercialization of such products may be adversely affected by regulatory actions.

Even if we receive regulatory approval, this approval may include limitations on the indicated uses for which we can market our medicines. Further, if we obtain regulatory approval, a marketed medicine and its manufacturer are subject to continual review, including review and approval of the manufacturing facilities. Discovery of previously unknown problems with a medicine may result in restrictions on its permissible uses, or on the manufacturer, including withdrawal of the medicine from the market. The FDA and similar foreign regulatory bodies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements for the manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product sales revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of March 31, 2006, we had an accumulated deficit of approximately $660.7 million.

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

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

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

In addition, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions of the world, we are obligated to pay GSK milestone payments of up to an aggregate of $220.0 million under our Beyond Advair collaboration. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Prior to the termination of the call and put arrangements with GSK, we may seek to sell debt securities or incur other indebtedness. After the termination of the call and put arrangements with GSK, we may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, our ability to raise debt and equity financing is constrained by our alliance with GSK and we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

As of May 1, 2006, GSK beneficially owned approximately 15.8% of our outstanding capital stock, and will have the right in July 2007 to increase its ownership of our stock up to approximately 58% through the exercise of its call right. Other than our bacterial infections program and our anesthesia program, which GSK has decided not to license under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our current and future drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs initiated prior to September 1, 2012 if GSK owns more than 50% of our common stock due to exercise of the call right or the put right. In brief, (i) the call right is GSK’s right, in July 2007, to require us to redeem 50% of our common stock held by each stockholder at $54.25 per share, and (ii) the put right is the right of each of our stockholders in August 2007, if GSK has not exercised its call right in July 2007, to require us to redeem up to 50% of their common stock at $19.375 per share. Pharmaceutical companies other than GSK that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs.

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

To date, we have only entered into collaborations with GSK for the Beyond Advair, LAMA and MABA programs and with Astellas for telavancin. As a result, we may be required to enter into collaborations with other third parties regarding our other programs whereby we have to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements with GSK and Astellas. Furthermore, our ability to raise additional capital to fund our drug discovery and development efforts is greatly limited as a result of our agreements with GSK. In addition, we may not be able to control the amount of time and resources that our collaborative partners devote to our product candidates and our partners may choose to pursue alternative products. Moreover, these collaboration arrangements are complex and time-consuming to negotiate. If we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators and may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Our inability to successfully collaborate with third parties would increase our development costs and could limit the likelihood of successful commercialization of our product candidates.

We depend on third parties in the conduct of our clinical studies for our product candidates.

We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our preclinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our preclinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. The failure of these third parties to complete activities on schedule or to conduct our studies in accordance with regulatory requirements and our protocols could delay or prevent the further development, approval and commercialization of our product candidates, which could severely harm our business and financial condition. In addition, if we lose our relationship with any one or more of these third parties, we could experience a significant delay in both identifying another comparable service provider and then contracting for its services. We may be unable to retain an alternative service provider on reasonable terms, if at all. Even if we locate an alternative service provider, it is likely that this provider will need additional time to respond to our needs and may not provide the same level of service as the original service provider.

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

As of May 1, 2006, GSK beneficially owned approximately 15.8% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock in the future, and in 2007, GSK may exercise its call right to acquire additional shares and thereby increase its ownership up to approximately 58% of our then outstanding capital stock. If GSK exercises this call right, or a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK could own a majority of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors and, depending on GSK’s ownership percentage of our capital stock after September 2007, GSK will have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

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

These limits on issuing equity and debt could leave us without adequate financial resources to fund our discovery and development efforts if GSK does not license additional development programs pursuant to our strategic alliance agreement, if we do not enter into alliances with third parties on similar or better terms for these programs, or if we do not earn any of the potentially significant milestones in the programs that we have currently partnered with GSK and Astellas.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. However, the status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2006, we had 67 issued United States patents and have received notices of allowance for 15 other United States patent applications. As of that date, we had 86 pending patent applications in the United States and 234 granted foreign patents. We also have 39 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 563 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials, the patent lives of the related drug candidates would be reduced.

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

•       our ability to generate revenues and achieve profitability; and

•       the availability of capital.

In certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. In the United States there have been federal and state government initiatives directed at lowering the total cost of health care, and we anticipate that Congress and state legislatures will continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) provides a new Medicare prescription drug benefit and mandates additional reforms. It is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may intensify industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our potential medicines and generate revenues. The MMA, associated cost containment measures that health care payors and providers are instituting, and the effect of probable further health care reform could significantly reduce potential revenues from the sale of any product candidates approved in the future.

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

As of May 1, 2006, GSK beneficially owned approximately 15.8% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 13.8% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a director and following September 2007 will have the right to nominate a certain number of directors depending on GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

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

Our stock price may be extremely volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•       the extent to which GSK advances (or does not advance) our product candidates through development into commercialization, in particular any delay in the completion of recently commenced Phase 2b programs in the Beyond Advair collaboration;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We effected the initial public offering of our common stock pursuant to Registration Statements on Form S-1 (File No. 333-116384 and File No. 333-119527) that were declared effective by the Securities and Exchange Commission on October 4, 2004 and October 5, 2004, respectively. The net offering proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $102.1 million. From October 5, 2004 until March 31, 2006, we estimate approximately $88.0 million, consisting primarily of third party expenses, of the net offering proceeds were used to fund our Phase 3 clinical studies of telavancin.

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

Theravance, Inc.
(Registrant)

May 8, 2006	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

May 8, 2006	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit            Exhibit

Number	Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.5(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate representing the common stock of the registrant
4.2(2)	Rights Agreement dated October 8, 2004
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.