Form 10-Q
period 2006-06-30
THERAVANCE INC
filed 2006-08-04
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on August 1, 2006 was 50,480,418.

The number of shares of registrant’s Class A common stock outstanding on August 1, 2006 was 9,401,498.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$84,898	$49,787
Marketable securities	157,543	112,138
Receivable from related party	417	990
Deferred sublease cost	178	—
Prepaid and other current assets	4,471	3,903
Total current assets	247,507	166,818

Marketable securities	51,045	38,084
Restricted cash and cash equivalents	3,860	3,860
Property and equipment, net	13,413	13,180
Deferred sublease costs	—	297
Notes receivable	2,973	2,496
Other assets	99	100
Total assets	$318,897	$224,835

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,493	$8,118
Accrued personnel-related expenses	4,423	6,041
Accrued clinical and development expenses	15,353	13,779
Other accrued liabilities	1,653	1,997
Current portion of notes payable	75	75
Current portion of capital lease obligations	598	1,169
Current portion of deferred revenue	21,452	16,994
Total current liabilities	54,047	48,173

Deferred rent	2,573	2,538
Notes payable	589	631
Deferred revenue	132,660	111,251
Other long term liabilities	3,421	2,658

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,429 and 44,475 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	503	444
Class A Common Stock, $0.01 par value; 30,000 shares authorized, 9,402 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	94	94
Additional paid-in capital	827,704	676,299
Notes receivable from stockholders	(7)	(17)
Deferred stock-based compensation	—	(4,965)
Accumulated other comprehensive loss	(492)	(503)
Accumulated deficit	(702,195)	(611,768)
Total stockholders’ equity	125,607	59,584
Total liabilities and stockholders’ equity	$318,897	$224,835

*Condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue (1)	$4,837	$2,913	$9,133	$5,670

Operating expenses:
Research and development (2)	40,751	28,889	89,459	59,086
General and administrative (2)	8,899	7,215	16,173	12,851
Total operating expenses	49,650	36,104	105,632	71,937

Loss from operations	(44,813)	(33,191)	(96,499)	(66,267)

Interest and other income	3,474	1,619	6,359	3,437
Interest expense	(136)	(144)	(287)	(337)
Net loss	$(41,475)	$(31,716)	$(90,427)	$(63,167)
Basic and diluted net loss per common share	$(0.70)	$(0.60)	$(1.55)	$(1.19)

Shares used in computing net loss per common share	59,440	53,163	58,185	53,025

(1) Amounts include revenue from GSK, a related party, of $3,324 and $6,360 for the three and six months ended June 30, 2006, respectively, and $2,913 and $5,670 for the three and six months ended June 30, 2005, respectively.

(2) Amounts include stock-based compensation, consisting of stock-based compensation expense under SFAS 123(R), the amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Research and development	$3,290	$839	$6,337	$1,681
General and administrative	3,465	595	5,431	1,161
Total stock-based compensation	$6,755	$1,434	$11,768	$2,842

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows (used in) provided by operating activities
Net loss	$(90,427)	$(63,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,041	2,057
Stock-based compensation	11,768	2,842
Forgiveness of notes receivable	30	102
Other non-cash operating expenses	507	155
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	(380)	(422)
Accounts payable and accrued liabilities	3,315	3,631
Accrued personnel-related expenses	(1,618)	(523)
Deferred rent	35	69
Deferred revenue	25,867	(670)
Other long-term liabilities	850	—
Net cash used in operating activities	(48,012)	(55,926)

Cash flows (used in) provided by investing activities
Purchases of property and equipment	(1,985)	(1,627)
Purchases of marketable securities	(137,499)	(66,052)
Sales and maturities of marketable securities	79,144	83,458
Restricted cash and cash equivalents	—	677
Additions to notes receivable	(750)	(110)
Payments received on notes receivable	253	464
Net cash (used in) provided by investing activities	(60,837)	16,810

Cash flows (used in) provided by financing activities
Payments on notes payable and capital leases	(613)	(1,906)
Net proceeds from issuances of common stock	144,573	3,490
Net cash provided by financing activities	143,960	1,584
Net (decrease) increase in cash and cash equivalents	35,111	(37,532)
Cash and cash equivalents at beginning of period	49,787	101,411
Cash and cash equivalents at end of period	$84,898	$63,879

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$96	$198
Non-cash investing and financing activities:
Addition to (removal of) deferred stock-based compensation	$(4,965)	$896

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Employee Stock-Based Compensation

Unaudited Interim Financial Information

The accompanying unaudited financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at June 30, 2006, and the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006 or any other period.

The condensed consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements, which are contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC) on March 10, 2006 (2005 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2005 10-K.

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates based upon current assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual conditions may differ materially from the Company’s current assumptions. This may result in the Company’s estimates being incorrect and may require it to record additional charges or benefits in operations.

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

Fair value of employee stock options

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB), Statement No. 123(R), Share-based Payment (SFAS123(R)), which requires the measurement and recognition of compensation expenses for all share-based payments made to employees and directors including stock options and employee stock purchases under the Company’s 2004 Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), Financial Accounting Standards Board Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related to interpretations and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified-prospective transition method. Under this method, compensation costs recognized during the three and six months ended June 30, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of SFAS 123; and b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method of the vesting periods while the compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 has been reduced for estimated forfeitures so that compensation expense is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. In addition, under SFAS 123 (R), the Company elected to continue to use the Black-Scholes valuation model for share-based payment awards granted. For additional information, see Note 7. The Company’s determination of the fair value of share-based payment awards on the grant date using option valuation models requires the input of highly subjective assumptions, including the expected price volatility and option life. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the Company is unable to use actual price volatility or option life data as input assumptions within its Black-Scholes valuation model. Instead the Company is required to use the “simplified” method as described in SAB 107 relating to SFAS 123(R) for expected term and peer company price volatility, both of which have been higher than actual results to date. The result of this is an increase in the value of estimated stock-based compensation reflected in the Company’s Condensed Consolidated Statements of Operations.

In accordance with the modified-prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $6.8 million which consisted of $6.3 million related to employee stock options and employee stock purchases, $0.4 million related to the value of options issued to non-employees for services rendered and $0.1 million related to the value of shares related to restricted stock. Total stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $11.8 million which consisted of $10.5 million related to employee stock options and employee stock purchases, $1.1 million related to the value of options issued to non-employees for services rendered and $0.2 million related to the value of shares related to restricted stock. In addition, as of June 30, 2006, there was $37.3 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.84 years. As a result of adopting FAS 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 was $6.8 million and $11.8 million higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25 as it did in the comparable prior year periods. Accordingly, basic and diluted net loss per share for the three and six months ended June 30, 2006 was $0.12 and $0.20 higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets and its net operating loss carryforwards. The Company expects quarterly stock-based compensation expense to increase for the remainder of 2006.

For the three and six months ended June 30, 2005, stock-based compensation expense was $1.4 and $2.8 million, respectively, consisting of amortization of deferred stock-based compensation, the value of options issued to non-employees for services rendered, and the amortization of deferred stock-based compensation expense related to the grant of restricted stock.

The weighted-average assumptions used to value employee stock-based compensation for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Employee stock options
Risk-free interest rate	4.75%-5.16%	3.69%-3.79%	4.57%-5.16%	3.69%-3.91%
Expected life (in years)	5.55-6.14	3-4	5.55-6.17	3-4
Volatility	0.51	0.70	0.51	0.70
Weighted average estimated fair value of stock options granted	$14.30	$8.33	$15.74	$8.70
Employee stock purchase plan issuances
Risk-free interest rate	4.97%-5.00%	2.58%-3.64%	2.58%-5.00%	2.05%-3.64%
Expected life (in years)	0.5-2	2	0.5-2.11	2
Volatility	0.30-0.38	0.70	0.30-0.70	0.70
Weighted average estimated fair value of ESPP issuances	$8.07	$8.81	$9.01	$8.81

Pro forma Information under SFAS 123 for Periods Prior to Fiscal 2006

The following table shows the pro forma effect on net loss and net loss per common share if the fair value recognition provisions of SFAS 123 had been applied to stock based employee compensation (in thousands, except per share amounts) for the three and six months ended June 30, 2005. For purposes of pro forma disclosures, pursuant to SFAS No. 123 as amended by SFAS No. 148, the Company amortized the estimated fair value of stock-based employee compensation to expense over the vesting period of the options using the accelerated expense attribution method:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(31,716)	$(63,167)
Add: Employee stock-based compensation calculated using the intrinsic value method	1,258	2,539
Less: Total employee stock compensation calculated using the fair value method	(5,065)	(9,184)
Pro forma net loss	$(35,523)	$(69,812)
Net loss per common share, as reported	$(0.60)	$(1.19)
Pro forma net loss common per share	$(0.67)	$(1.32)

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

2. Net Loss per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares. At June 30, 2006, potential common shares consist of 172,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,620,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. At June 30, 2005, potential common shares consist of 244,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,262,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2006	2005	2006	2005
Basic and diluted:
Net Loss	$(41,475)	$(31,716)	$(90,427)	$(63,167)
Weighted average shares of common stock outstanding	59,620	53,420	58,372	53,279
Less: weighted average shares subject to repurchase	(180)	(257)	(187)	(254)
Weighted average shares used in computing basic and diluted net loss per common share	59,440	53,163	58,185	53,025
Basic and diluted net loss per common share	$(0.70)	$(0.60)	$(1.55)	$(1.19)

3. Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas Pharma Inc. (Astellas) for the development and commercialization of telavancin worldwide, except Japan. The Company has received $91.0 million from Astellas through June 30, 2006, and the Company is eligible to receive up to an additional $131.0 million in clinical and regulatory milestone payments. The Company recorded these cash payments of $91.0 million as deferred revenue, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). The Company currently estimates the period of performance to be thirteen years from the effective date. The Company recognized $1.4 million and $2.7 million in revenue for the three and six months ended June 30, 2006, respectively.

 Subsequent to June 30, 2006, the Company and Astellas agreed to add Japan to their collaboration for the development and commercialization of the Company’s investigational antibiotic, telavancin, thereby giving Astellas worldwide rights to this potential medicine. For rights to telavancin in Japan, the Company received an upfront payment of $10.0 million from Astellas in July 2006 and the Company is eligible to receive a $5.0 million milestone payment for regulatory approval in Japan. These payments are in addition to the $131.0 million in remaining clinical and regulatory milestone payments that the Company is eligible to receive related to non-Japanese milestone events.

2002 Beyond Advair Collaboration

In November 2002, the Company entered into a collaboration agreement with an affiliate of GlaxoSmithKline plc (GSK) to develop and commercialize long acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD), which the Company and GSK refer to as the “Beyond Advair” Collaboration. Through June 30, 2006, the Company has received upfront and milestone payments of $60.0 million from GSK in connection with this collaboration.

The Company recorded these upfront and milestone payments as deferred revenue, which are being amortized ratably over the Company’s estimated period of performance (the product development period), which is currently estimated to be eight years from the collaboration’s inception. Collaboration revenue was $2.1 million and $4.0 million for the three and six months ended June 30, 2006, respectively, and $1.9 million and $3.8 million for the three and six months ended June 30, 2005, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For the three and six months ended June 30, 2006, there were no costs related to the collaboration that were reimbursable by GSK; and for the three and six months ended June 30, 2005 these costs were not material.

2004 Strategic Alliance

In March 2004, the Company entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the strategic alliance agreement, the Company received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of the Company’s programs under the agreement, which is currently estimated to be approximately seven and one-half years from the commencement for the strategic alliance. The Company recognized $0.7 million in revenue for each of the three months ended June 30, 2006 and 2005 and $1.4 million in revenue for each of the six months ended June 30, 2006 and 2005.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) for the treatment of COPD pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of this program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. In June 2005, the Company earned a $3.0 million milestone payment, received in July 2005, from GSK in connection with initiation of a Phase 1 trial under the LAMA program. This milestone was recorded as deferred revenue when earned and will be amortized over the remaining period of performance during the development period. The Company recognized $0.3 million and $0.2 million in revenue related to the LAMA program for the three months ended June 30, 2006 and 2005, respectively, and $0.6 million and $0.4 million in revenue for the six months ended June 30, 2006 and 2005, respectively. Additionally, the Company is reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three and six months ended June 30, 2006 there were no reimbursable costs. The Company accrued reimbursements of $0.1 million and $0.5 million for the three and six months ended June 30, 2005.

In March 2005, GSK exercised its right to license the Company’s muscarinic antagonist / beta2 agonist (MABA) program for the treatment of COPD, and possibly asthma, pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. In March 2006, the Company earned a $3.0 million milestone payment, received in April 2006, from GSK in connection with initiation of a Phase 1 trial under the MABA program. These payments are being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license. The Company recognized $0.2 million and $0.4 million in revenue related to the MABA program for the three and six months ended June 30, 2006, respectively, compared to $0.2 million recognized for both the three and six months ended June 30, 2005. As an offset to research and development expense, certain costs related to the MABA program are reimbursable by GSK. Reimbursements for the three and six months ended June 30, 2006 were not material. Additionally, the Company accrued reimbursements of $1.9 million and $2.4 million for the three and six months ended June 30, 2005, respectively.

2006 License Agreement with AstraZeneca AB

On May 15, 2006 the Company and AstraZeneca AB (AstraZeneca) entered into a license agreement pursuant to which the Company granted an exclusive, worldwide license to AstraZeneca to develop and commercialize its intravenous anesthetic compound TD-4756.  The Company received a $1.0 million upfront payment from AstraZeneca and is eligible to receive milestone payments and royalties on global sales. This payment is being amortized ratably over the estimated period of performance which is currently estimated to be approximately one year.

4. Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2006:

	June 30, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$70,154	$10	$(358)	$69,806
U.S. corporate notes	79,719	4	(56)	79,667
U.S. commercial paper	74,239	—	—	74,239
Asset-backed securities	51,884	15	(109)	51,790
Certificates of deposit	7,435	2	—	7,437
Money market funds	14,407	—	—	14,407
Total	297,838	31	(523)	297,346

Less amounts classified as cash and cash equivalents	(84,898)	—	—	(84,898)
Less amounts classified as restricted cash	(3,860)	—	—	(3,860)
Amounts classified as marketable securities	$209,080	$31	$(523)	$208,588

The estimated fair value amounts have been determined by the Company using available market information. At June 30, 2006, approximately 82% of marketable securities mature within twelve months, 8% of marketable securities mature between twelve and twenty-four months and the remaining 10% have effective maturities beyond 24 months. Average duration of available-for-sale securities was approximately six months at June 30, 2006.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of net unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net Loss	$(41,475)	$(31,716)	$(90,427)	$(63,167)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	12	327	(492)	175
Comprehensive loss	$(41,463)	$(31,389)	$(90,919)	$(62,992)

6. Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2006.

Purchase Obligations

At June 30, 2006, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $4.8 million.

7. Stockholders’ Equity

Stock Option Plans

The Company issues stock options under the 2004 Equity Incentive Plan, which was adopted on May 27, 2004 by the Company’s Board of Directors and became effective as of the date of the Company’s initial public offering on October 5, 2004. The aggregate number of shares that may be awarded under the 2004 Equity Incentive Plan was 3,700,000 shares which were reserved for issuance under the 2004 Equity Incentive Plan plus 9,334,745 shares remaining available for issuance under the 1997 Stock Option Plan and the Long-Term Stock Option Plan as of the date the 2004 Equity Incentive Plan became effective. No further option grants will be made under the 1997 Stock Plan and the Long-Term Stock Option Plan. The 2004 Equity Incentive Plan provides for the granting of incentive and nonstatutory stock options to employees, officers, directors and consultants of the Company. Incentive stock options and nonstatutory stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four to six years. For the three months ended March 31 and June 30, 2006, the Company granted stock options to purchase 1,069,278 and 369,021 shares at average prices of $29.62 and $26.74, respectively, under the 2004 Equity Incentive Plan. As of June 30, 2006, total shares remaining available for issuance under the 2004 Equity Incentive Plan were 1,119,933.

The Company previously allowed certain stock option holders to exercise their options by executing stock purchase agreements and full-recourse notes payable to the Company. The stock purchase agreements provide the Company with the right to repurchase unvested shares. Certain full-recourse notes payable include forgiveness provisions whereby the Company forgives the unpaid principal of the note on its maturity date if the optionee remains in continuous service until the maturity date on the notes (see Notes Receivable discussion in Note 8). As of June 30, 2006, 87,740 shares were subject to repurchase under these outstanding note agreements.

Options granted and employee stock purchases prior to January 1, 2006 are valued in accordance with SFAS 123. The Company used the Black-Scholes option valuation model and the accelerated method for expense attribution over the vesting periods. The volatility and expected life used to estimate the fair value of the options was based on considering the volatility and expected life assumptions used by similar entities within the Company’s industry. The Company recognized option forfeitures as they occurred as allowed by SFAS 123.

Options granted and employee stock purchases after January 1, 2006 are valued in accordance with SFAS 123(R). The Company uses the Black-Scholes option valuation model and the straight-line method single-option for expense attribution. The expected term of the options granted is derived from the “simplified” method as described in SAB 107 relating to SFAS 123(R). The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption and also on the Company’s historical volatility for certain expected term periods, where applicable, when valuing employee stock purchases. The Company estimated forfeitures and only recognized expense for those shares expected to vest. The Company’s estimated annual forfeiture rate is approximately 2.4%, based on its historical forfeiture experience.

As a result of adopting FAS 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 was $6.8 million and $11.8 million higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25 as it did in the comparable prior year periods. Accordingly, basic and diluted net loss per share for the three and six months ended June 30, 2006 was $0.12 and $0.20 higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on its net deferred tax assets and net operating loss carryforwards.

For the three and six months ended June 30, 2006, under SFAS 123(R), in connection with the grant of certain stock options to employees under the 2004 Equity Incentive Plan, 1997 Stock Option Plan, and the Long-Term Stock Option Plan, the Company recorded stock-based compensation expense of $5.8 million and $9.6 million, respectively.

The Company has granted options to purchase shares of common stock to non-employees with exercise prices ranging from $0.78 to $9.69 per share. As of June 30, 2006, options to acquire 163,349 shares are subject to remeasurement of fair value using a Black-Scholes model over their remaining contractual terms. The following assumptions were used for the six months ended June 30, 2006: a volatility factor ranging from 0.31 to 0.58, risk-free interest rates ranging from 5.2% to 5.3%, no dividend yield, and a life of the option equal to the full term, generally up to ten years from the date of grant. In accordance with SFAS 123, the Company recognized expense of $1.1 million for the six months ended June 30, 2006.

The following table summarizes option activity under the Company’s stock option plans, and related information:

	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
	(In thousands, except per share amounts)
Balance at December 31, 2005	2,269	10,096	$9.82
Options granted	(1,069)	1,069	$29.62
Options exercised	—	(355)	$5.74
Options forfeited	171	(171)	$13.15
Balance at March 31, 2006	1,371	10,639	$11.89
Options granted	(369)	369	$26.74
Options exercised	—	(275)	$5.26
Options forfeited	113	(113)	$19.06
Shares repurchased	5	—	$3.10
Balance at June 30, 2006	1,120	10,620	$12.50

No options were granted with exercise prices less than fair value of common stock on the date of grant during the six months ended June 30, 2006 or the year ended December 31, 2005.

The weighted-average fair value of options granted with exercise prices equal to the fair value of common stock on the date of grant for the three and six months ended June 30, 2006 was $14.30 and $15.74, respectively.

As of June 30, 2006, there was $37.3 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.84 years. The total intrinsic value of the options exercised for the three months ended June 30, 2006 was $5.1 million and the fair value of options vested is $2.5 million for the three months ended June 30, 2005.  The total intrinsic value of the options exercised for the six months ended June 30, 2006 was $12.6 million and the fair value of options vested is $3.6 million for the six months ended June 30, 2005.

As of June 30, 2006, all outstanding options to purchase common stock of the Company are summarized in the following table (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
Exercise Price Per Share	Number of Shares Subject to Outstanding Options	Weighted- Average Remaining Contractual Life	Number of Shares Subject to Options Unvested	Aggregate Intrinsic Value	Number of Shares Exercisable	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life

$0.20	19	1.2	—		19		1.2
$1.32	77	3.5	—		77		3.5
$3.10	1,667	6.9	507		1,667		6.9
$8.53	3,115	5.3	10		3,115		5.3
$9.69	1,986	7.8	1,695		32		7.8
$12.40 – $18.25	1,289	8.5	1,107		212		8.2
$18.26 – $21.70	1,073	8.9	1,073		—		—
$21.71 – $29.65	1,394	9.7	1,278		—		—
	10,620	7.3	5,670	$118,578	5,122	$82,439	5.9

Restricted Stock

In March 2005, the Company’s Board of Directors approved the grant of 50,000 shares of restricted stock to a member of the Company’s senior management. These restricted shares of stock vest based on continued service, with 50% of the shares vesting following the expiration of the period during which the Company’s stockholders may exercise their put to GSK in accordance with the Company’s Certificate of Incorporation and 25% of the shares vesting upon each of the next two anniversaries of such date. The Company recorded the $0.9 million value of this restricted stock grant as deferred compensation, a component of stockholders’ equity in March 2005, prior to the adoption of SFAS 123(R). The value was based on the closing market price of the Company’s common stock of $17.91 on the date of award. The Company recognized stock-based compensation expense of $0.1 million and $0.2 million related to this award for the three and six months ended June 30, 2006, respectively.

Stock Subject to Repurchase

At June 30, 2006, there were 122,344 shares of the Company’s common stock subject to the Company’s right to repurchase at the original purchase price. These shares were issued upon the exercise of unvested stock options and the execution of certain stock purchase agreements. The Company’s repurchase rights lapse generally over a four-year period.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows (shares in thousands):

June 30, 2006
Subject to outstanding warrant	18
Stock option plans:
Subject to outstanding options	10,620
Available for future grants	1,120
Available for future ESPP purchases	365
Total	12,123

Stock Options Exercised Early

The Company generally allows employees to exercise options issued under the 1997 Stock Plan and the Long-Term Stock Option Plan prior to vesting. In accordance with EITF 00-23, “Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” stock options granted or modified after March 21, 2002 that are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liability is only reclassified into equity on a ratable basis as the option vests. The Company applied the guidance and had a liability of $0.1 million and $0.2 million in the consolidated balance sheets relating to 34,604 and 62,632 options granted that were exercised and unvested at June 30, 2006 and December 31, 2005, respectively. Furthermore, these shares are not presented as outstanding on the consolidated balance sheets, but are disclosed as outstanding options.

Employee Stock Purchase Plan

On May 27, 2004 the Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (ESPP) that became effective on the date of the Company’s initial public offering. The ESPP allows employees to contribute up to 15% of their gross salary, through payroll deductions, towards the semi-annual purchase of shares of common stock of the Company. The Company’s officers are currently excluded from participating in the ESPP. The price of each share will not be less than the lower of 85% of the fair market value of the Company’s common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the purchase period. A total of 325,000 shares of common stock were initially reserved for issuance under the ESPP. In June 2005, the Company’s stockholders approved an amendment to the 2004 Employee Stock Purchase Plan increasing the aggregate number of shares of common stock authorized for issuance under the plan by 300,000 shares.

Through June 30, 2006, the Company issued 260,402 shares under the ESPP at an average price of $13.79 and the total number of remaining shares available for issuance under the plan was 364,598. There were 94,664 shares of common stock issued under the ESPP during the second quarter 2006. For the three and six months ended June 30, 2006, the total stock-based compensation expense recognized related to the ESPP under SFAS 123(R) was $0.5 million and $0.9 million, respectively.

8. Related Party Transactions

Related Parties

The Company’s related parties are its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 3.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees totaling $0.3 million and $0.6 million were incurred in the ordinary course of business in the six months ended June 30, 2006 and 2005, respectively.

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

Interest receivable related to the notes was approximately $24,000 and $25,000 at June 30, 2006 and December 31, 2005, respectively, and is included in other assets. The Company accrues interest on the notes at rates of up to 8.0%. The outstanding loans have maturity dates ranging from August 2006 through 2014.

9. Subsequent Event

After the end of the second quarter, on July 18, 2006, the Company and Astellas agreed to add Japan to their collaboration for the development and commercialization of the Company’s investigational antibiotic, telavancin, thereby giving Astellas worldwide rights to this potential medicine. For rights to telavancin in Japan, the Company received an upfront payment of $10.0 million from Astellas in July 2006 and the Company is eligible to receive a $5.0 million milestone payment for regulatory approval in Japan. These payments are in addition to the $131.0 million in remaining clinical and regulatory milestone payments that the Company is eligible to receive related to non-Japanese milestone events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events may differ significantly from the results discussed in the forward-looking statements we make. Factors that might cause such a discrepancy include, but are not limited to those discussed below in “Risk Factors” in Item 1A of Part II and in the subsection entitled “Liquidity and Capital Resources” in this Item 2. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Of our five programs in development, two are in late stage — our telavancin program focusing on treatment serious Gram-positive bacterial infections with Astellas Pharma Inc. (Astellas) and our Beyond Advair collaboration with GlaxoSmithKline (GSK). By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. We commenced operations in 1997, and as of June 30, 2006, we had an accumulated deficit of $702.2 million. None of our product candidates have been approved for marketing and sale to patients and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development.

Our net loss for the three months ended June 30, 2006 was $41.5 million compared to $31.7 million during the same period of 2005, an increase of $9.8 million. The higher loss was primarily due to increased research and development costs associated with telavancin Phase 3 clinical programs and additional stock-based compensation expense associated with the implementation of SFAS 123(R). Research and development spending for the three months ended June 30, 2006 increased to $40.8 million compared to $28.9 million for the same period of 2005. This increase was primarily driven by higher external research and development costs associated with our two Phase 3 programs for telavancin and the impact of SFAS 123(R). Total external research and development costs were $22.9 million and $14.4 million for the three months ended June 30, 2006 and 2005 respectively. Total research and development stock-based compensation expense for the three months ended June 30, 2006 was $3.3 million compared to $0.8 million for the same period in 2005. Cash, cash equivalents, and marketable securities totaled $293.5 million at June 30, 2006, an increase of $93.5 million since December 31, 2005. This increase was primarily due to the receipt of approximately $139.8 million, net of issuance costs, from our secondary public offering in February 2006 and the receipt of a $25.0 million milestone payment from Astellas and $8.0 million of milestone payments received from GSK offset by net usage of cash.

Following are updates on the progress of our clinical programs:

Bacterial Infections Programs

Telavancin

We have completed enrollment in our Phase 3 studies for the treatment of patients with serious Gram-positive complicated skin and skin structure infections (cSSSI), including those due to resistant pathogens such as methicillin-resistant Staphylococcus aureus (MRSA), and we received a milestone payment of $25.0 million under our agreement with Astellas. Enrollment included over 1,800 patients, of which more than one third had confirmed methicillin-resistant infections.

Our Phase 3 program for the treatment of resistant Gram-positive hospital-acquired pneumonia continues to progress. Completion of enrollment in this program will likely occur during the first half of 2007.

Heterodimer

We recently completed single-dose Phase 1 studies and have initiated multiple-dose Phase 1 studies of our unique heterodimer antibiotic TD-1792. This compound combines the antibacterial activities of a glycopeptide and a beta-lactam in one molecule.

Respiratory Programs

Beyond Advair

On June 12, 2006, we announced that GSK enrolled the first patient in the Beyond Advair Phase 2b clinical program with compound 642444 (‘444), an investigational long-acting beta2 agonist (LABA) in patients with mild to moderate asthma. The collaboration now has two compounds in this phase of development:  ‘444, a GSK-discovered compound, and 159797 (‘797), a Theravance-discovered compound. The purpose of the Phase 2b program is to select the LABA for further development.

Long-Acting Muscarinic Antagonist (LAMA) and Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

Our LAMA and MABA programs for the treatment of chronic obstructive pulmonary disease (COPD) continue to progress.

Gastrointestinal (GI) Motility Dysfunction Program

We have completed single- and multiple-dose Phase 1 studies of TD-5108 and are currently evaluating the results.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2006, compared to those discussed in our Annual Report on Form 10-K/A filed on March 10, 2006 (2005 10-K), except for the adoption of Financial Accounting Standards Board Statement FAS 123(R) as discussed below.

Share-based Payments

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options and employee stock purchases under our 2004 Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. SFAS 123(R) supersedes our previous accounting for employee stock options using the intrinsic-value method in accordance APB No. 25, FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related to interpretations, and the disclosure-only provisions of SFAS No. 123.

We adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized as of June 30, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of FAS 123; and b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Options granted and employee stock purchases prior to January 1, 2006, are valued in accordance with SFAS 123. The expected volatility and expected term are based on the volatility and expected life assumptions used by similar entities within our industry. We used the accelerated method for expense attribution and recognized option forfeitures as they occurred as allowed by SFAS 123. Options granted and employee stock purchases after January 1, 2006, are valued in accordance with SFAS 123(R). We estimated forfeitures and only recognized expense for those shares expected to vest. We used the straight-line single-option method for expense attribution. Our estimated annual forfeiture rate for the six months ended June 30, 2006, based on our historical forfeiture experience, is approximately 2.4%.

In accordance with the modified-prospective-transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As a result of adopting FAS 123(R) on January 1, 2006, our net loss for the three and six months ended June 30, 2006 was $6.8 million and $11.8 million higher, respectively, than if we had continued to account for share-based compensation under APB No. 25 as we did in the comparable prior year periods. Accordingly, basic and diluted net loss per share for the three and six months ended June 30, 2006 was $0.12 and $0.20 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $6.8 million, which consisted of $6.3 million related to employee stock options and employee stock purchases, $0.4 million related to the value of options issued to non-employees for services rendered and $0.1 million related to the value of shares related to restricted stock. Total stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $11.8 million, which consisted of $10.5 million related to employee stock options and employee stock purchases, $1.1 million related to the value of options issued to non-employees for services rendered and $0.2 million related to the value of shares related to restricted stock. In addition, as of June 30, 2006, there was $37.3 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.84 years. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. We expect quarterly stock-based compensation expense to increase for the remainder of 2006.

For the three and six months ended June 30, 2005, stock-based compensation expense was $1.4 million and $2.8 million, respectively, consisting of amortization of deferred stock-based compensation, the value of options issued to non-employees for services rendered, and the amortization of deferred stock-based compensation expense related to the grant of restricted stock.

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

Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin worldwide, except Japan. We received $91.0 million from Astellas through June 30, 2006, and are eligible to receive up to an additional $131.0 million in clinical and regulatory milestone payments as well as payments for certain estimated costs. We recorded the cash payments of $91.0 million as deferred revenue, to be amortized ratably over the estimated period of performance (development and commercialization period), which we currently estimate to be thirteen years from the effective date. We recognized $1.4 million and $2.7 million in revenue for three and six months ended June 30, 2006, respectively.

After the end of the second quarter, on July 18, 2006, Astellas agreed to add Japan to our collaboration, thereby giving Astellas worldwide rights to telavancin. For rights to telavancin in Japan, we received an upfront payment of $10.0 million from Astellas in July 2006 and are eligible to receive a $5.0 million milestone payment for regulatory approval in Japan. These payments are in addition to the $131.0 million in remaining clinical and regulatory milestone payments that we are eligible to receive related to non-Japanese milestone events.

2002 Beyond Advair Collaboration

In November 2002, we entered into our Beyond Advair collaboration agreement with GSK to develop and commercialize long-acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD). Each company contributed four LABA product candidates to the collaboration, of which five product candidates either have completed or are in Phase 2a clinical studies while two product candidates are in Phase 2b clinical studies. As of June 30, 2006, we had received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of our candidates.

We recorded the upfront and milestone payments as deferred revenue, which are being amortized ratably over our estimated period of performance (the product development period), which we currently estimate to be eight years from the collaboration’s inception. Collaboration revenue was $2.1 million and $4.0 million for the three and six months ended June 30, 2006, respectively, compared to $1.9 million and $3.8 million for the three and six months ended June 30, 2005, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For the three and six months ended June 30, 2006, there were no costs related to the collaboration that were reimbursable by GSK; and for the three and six months ended June 30, 2005, these costs were not material.

2004 Strategic Alliance

In March 2004, we entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the alliance agreement, we received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years from the commencement of the strategic alliance. From this upfront payment, we recognized $0.7 million in revenue for each of the three months ended June 30, 2006 and 2005 and $1.4 million in revenue for each of the six months ended June 30, 2006 and 2005.

In August 2004, GSK exercised its right to license our LAMA program for the treatment of COPD pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. In June 2005, we earned a $3.0 million milestone payment, received in July 2005, from GSK related to the clinical progress of our candidate. This milestone was recorded as deferred revenue when earned and will be amortized over the remaining period of performance during the development period. We recognized $0.3 million and $0.2 million in revenue related to the LAMA program for the three months ended June 30, 2006 and 2005, respectively, and $0.6 million and $0.4 million in revenue for the six months ended June 30, 2006 and 2005, respectively. Additionally, we are reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three and six months ended June 30, 2006, there were no reimbursable costs. We accrued reimbursements of $0.1 million and $0.5 million for the three and six months ended June 30, 2005.

In March 2005, GSK exercised its right to license our MABA program for the treatment of COPD, and possibly asthma, pursuant to the terms of the strategic alliance. We have received $8.0 million in milestones from GSK in connection with the license of our MABA program through June 30, 2006. These payments are being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license. We recognized $0.2 million and $0.4 million in revenue related to the MABA program for the three and six months ended June 30, 2006, respectively compared to $0.2 million recognized for both the three and six months ended June 30, 2005. As an offset to research and development expense, certain costs related to the MABA program are reimbursable by GSK. Reimbursements for the three and six months ended June 30, 2006 were not material. Additionally, we accrued reimbursements of $1.9 million and $2.4 million for the three and six months ended June 30, 2005, respectively.

2006 License Agreement with AstraZeneca AB

On May 15, 2006, we entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which we granted an exclusive, worldwide license to AstraZeneca to develop and commercialize our intravenous anesthetic compound TD-4756.  We received a $1.0 million upfront payment from AstraZeneca and are eligible to receive milestone payments and royalties on global sales. This payment is being amortized ratably over the estimated period of performance which is currently estimated to be approximately one year.

RESULTS OF OPERATIONS

Revenue  We recognized revenue of $4.8 million and $9.1 million for the three and six months ended June 30, 2006, respectively, and $2.9 million and $5.7 million for the three and six months ended June 30, 2005, respectively. This revenue consisted of the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and our strategic alliance, from Astellas related to our telavancin collaboration and from AstraZeneca related to its license of TD-4756. Following are the upfront and milestone payments received through June 30, 2006 (in millions).

Agreements/Programs	Signed Agreement/Licensed Program	End of Estimated Performance Period	Upfront and Milestone Payments
GSK Collaborations
Beyond Advair collaboration	2002	2010	$60.0
Strategic alliance execution	2004	2011	20.0
Strategic alliance—LAMA	2004	2011	8.0
Strategic alliance—MABA	2005	2013	8.0
Astellas Collaboration execution	2005	2019	91.0
AstraZeneca License Agreement	2006	2007	1.0
Total			$188.0

Upfront and milestone payments received from GSK, Astellas and AstraZeneca have been deferred and are being amortized ratably into revenue over the applicable estimated performance periods. Future revenue will include the ongoing amortization of remaining deferred revenue which consists of $88.0 million of upfront and milestone payments received through June 30, 2006 under our agreement with Astellas; $65.2 million of upfront and milestone payments received through June 30, 2006 under our agreements with GSK; and the $0.9 million upfront payment received through June 30, 2006 under our license agreement with AstraZeneca.

Research and development

Research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
External research and development	$22.9	$14.4	$53.2	$30.5
Employee-related	9.3	8.7	19.0	17.4
Stock-based compensation	3.3	0.8	6.3	1.7
Facilities, depreciation and other allocated	5.3	5.0	11.0	9.5
Total research and development expenses	$40.8	$28.9	$89.5	$59.1

Total research and development expenses increased 41% and 51%, respectively, for the three and six months ended June 30, 2006 compared to the same periods in 2005. This increase was primarily the result of higher external research and development expenses and additional stock-based compensation expense associated with the implementation of SFAS 123(R). The higher external development costs primarily related to increased clinical services and contract manufacturing activities supporting our two Phase 3 clinical studies for telavancin (our lead antibiotic candidate) and Phase 1 clinical studies for GI motility dysfunction candidates.

Employee-related expenses increased by $0.6 million and $1.6 million for the three and six months ended June 30, 2006 compared to the same periods of 2005. This increase was due to generally higher salary and benefits costs in 2006. Facilities, depreciation and other allocated expenses increased $0.3 million and $1.5 million for the three and six months ended June 30, 2006 compared to the same periods of 2005. The increase was primarily due to higher supplies and administration costs in 2006.

Total research and development stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $3.3 million and $6.3 million, respectively, which consisted of stock-based compensation expense related to employee stock options, employee stock purchases, and the value of options issued to non-employees for services rendered. For the three and six months ended June 30, 2005, stock-based compensation expense was $0.8 million and $1.7 million, respectively,  which reflected the amortization of deferred stock-based compensation related to employees and the value of stock options granted to non-employees. In accordance with the modified-prospective-transition method, the research and development expenses for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Research and development expenses for the balance of 2006 will be driven largely by clinical study enrollment particularly for our telavancin, GI and heterodimer programs.  Should enrollment occur more quickly than forecast or should we begin various studies sooner than anticipated, it is possible that these expenses will increase. Under our agreement with Astellas, we are responsible for completion of the cSSSI and HAP telavancin Phase 3 programs, publication of the results of these studies, preparation and submission of a new drug application (NDA) to the United States Food and Drug Administration (FDA) for the cSSSI indication and subsequently for the HAP indication, and manufacture of sufficient quantities of active pharmaceutical ingredient (API) and drug product for launch. We are reliant on the efforts of third parties, including contract research organizations, consultants and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which these responsibilities will be completed, we anticipate that our aggregate external costs associated with the telavancin Phase 3 programs will be between $125.0 million and $150.0 million.

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

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative    General and administrative expenses increased to $8.9 million and $16.2 million for the three  and six months ended June 30, 2006, respectively, from $7.2 million and $12.9 million for the three and six months ended June 30, 2005. The increase of $1.7 million and $3.3 million for the three and six months ended June 30, 2006, respectively, is primarily due to stock-based compensation expense.

The total general and administrative stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $3.5 million and $5.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options, to employee stock purchases, the value of options issued to non-employees for services rendered and to stock-based compensation expense related to restricted stock. For the three and six months ended June 30, 2005, stock-based compensation expense was $0.6 million and $1.2 million, respectively, which reflected the amortization of deferred stock-based compensation related to employees and the value of stock options granted to non-employees. In accordance with the modified-prospective transition method, the general and administrative expenses for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

We anticipate general and administrative expenses will increase in the remainder of 2006 and subsequent years to support our growing discovery, development, manufacturing and commercialization efforts.

Interest and other income   Interest and other income includes interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities. Interest income increased to $3.5 million and $6.4 million, respectively for the three and six months ended June 30, 2006 from $1.6 million and $3.4 million for the three and six months ended June 30, 2005, respectively, due to larger cash balances following the closing of our secondary public offering in February 2006 and higher interest rates.

Interest and other expense   Interest expense includes interest expense on capital lease and debt arrangements. Interest and other expense remained flat for the three and six months ended June 30, 2006 when compared to the three and six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006 and December 31, 2005, we had $293.5 million and $200.0 million in cash, cash equivalents and marketable securities, respectively, in each case excluding $3.9 million in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment. In February 2006, we raised proceeds of approximately $139.8 million, net of issuance costs, in a secondary public offering of common stock. Additionally, during the second quarter 2006, we received a $25.0 million milestone payment from Astellas, as well as $8.0 million in milestone payments from GSK.

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next eighteen months based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. We also expect expenditures to increase as we invest in administrative infrastructure to support our expanded operations. As a result, we may chose to raise additional funds in advance of our operating needs, if we expand more rapidly than we presently anticipate, or if our operating costs exceed our expectations. Pursuant to the restrictions described below in our agreements with GSK, we cannot sell significant additional equity until the expiration of the call and put arrangements in 2007, but we may sell debt securities or incur indebtedness, subject to limitations under our agreements with GSK. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Cash Flows

Net cash used in operating activities was $48.0 million and $55.9 million for the six months ended June 30, 2006 and 2005, respectively. Although research and development and general and administrative expenses increased in the 2006 period, the increase was offset by a $25.0 million milestone payment received from Astellas, as well as $8.0 million in milestone payments from GSK during the second quarter 2006.

Investing activities used cash of $60.8 million and provided cash of $16.8 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in 2006 primarily results from net purchases of marketable securities.

Financing activities provided cash of $144.0 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided by financing activities was primarily due to proceeds, net of issuance costs, of approximately $139.8 million from our secondary public offering of common stock in February 2006.

.

Contractual Obligations and Commitments

Our major outstanding contractual obligations relate to our notes payable, capital leases from equipment financings, operating leases and fixed purchase commitments under contract research, development and clinical supply agreements. These contractual obligations as of June 30, 2006, are as follows (in millions):

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$0.1	$0.2	$0.3	$0.1	$0.7
Capital lease obligations	0.6	—	—	—	0.6
Operating leases	6.7	12.3	12.9	5.0	36.9
Purchase obligations	4.2	0.3	0.2	0.1	4.8
Total	$11.6	$12.8	$13.4	$5.2	$43.0

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risks Related to our Business

If our product candidates, including telavancin which is currently in Phase 3 clinical studies, are determined to be unsafe or ineffective in humans, our business will be adversely affected and our stock price will decline; further, if the results of our telavancin Phase 3 cSSSI program do not meet market expectations, our stock price will decline.

We have never commercialized any of our product candidates. We are uncertain whether any of our compounds or product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery is unproven and may not result in the creation of successful medicines. The risk of failure for all of our compounds and product candidates is high. For example, in late 2005 we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301. To date, the data supporting our drug discovery and development programs is derived solely from laboratory, preclinical studies and clinical studies. We recently completed enrollment in our Phase 3 cSSSI clinical studies for telavancin and expect to announce the study results during the third quarter of 2006. If these studies demonstrate that telavancin is not safe or effective, or if the telavancin study results do not meet market expectations, our business will be harmed and our stock price will decline. In addition, a number of other compounds remain in the lead identification, lead optimization, preclinical testing and early clinical testing stages. It is impossible to predict when or if any of our compounds and product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, our business will fail.

Any failure or delay in commencing or completing clinical studies for our product candidates, such as a further delay in completing our Phase 3 hospital-acquired pneumonia (HAP) clinical studies for telavancin, would likely cause our stock price to decline.

Each of our product candidates must undergo extensive preclinical and clinical studies as a condition to regulatory approval. Preclinical and clinical studies are expensive and take many years to complete. The commencement and completion of clinical studies for our product candidates may be delayed by many factors, including:

•        delays in patient enrollment, which we have experienced in our Phase 3 HAP program for telavancin, and variability in the number and types of patients available for clinical studies;

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

•        a regional disturbance where we are enrolling patients in our clinical trials, such as a pandemic, terrorist activities or war, or a natural disaster;

•        governmental or regulatory delays and changes in regulatory requirements, policy and guidelines;

•        varying interpretation of data by the Food and Drug Administration (FDA) and similar foreign regulatory agencies; and

•        failure of our partners to advance our product candidates through clinical development.

For example, in the second quarter of 2006, we announced that it would be challenging to complete enrollment of our Phase 3 HAP clinical program for telavancin by the end of the year.  It now appears likely that the HAP program will complete enrollment during the first half of 2007.  There can be no assurance that delays in this program or other programs will not occur in the future. Such clinical study delays could impede the commercialization of our compounds and therefore would likely cause our stock price to decline.

It is possible that none of our product candidates other than telavancin for cSSSI will complete clinical studies in any of the markets in which we, our collaborators or licensees intend to sell those product candidates. Accordingly, we, our collaborators or licensees may not receive the regulatory approvals needed to market our product candidates. Any failure or delay in commencing or completing clinical studies or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

If telavancin or our other product candidates that we develop on our own or through collaborative partners are not approved by regulatory agencies, including the Food and Drug Administration, we will be unable to commercialize them.

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

Telavancin is the first product candidate for which we have conducted clinical trials, and it is the first product candidate for which we plan to submit an NDA to the FDA, if our Phase 3 cSSSI results are favorable. We may not obtain regulatory approval to commercialize telavancin in the United States.  In addition, we and our telavancin collaborator Astellas Pharma Inc. (Astellas) plan to seek regulatory approval for an additional indication for telavancin and foreign regulatory approvals for telavancin.  We will be unable to generate any revenues from royalty payments from the commercialization and sale of telavancin if we fail to obtain these approvals.

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

We have sufficient quantities of formulated drug product to complete all of the currently planned clinical studies of telavancin. In 2006 and early 2007 we plan to manufacture additional bulk drug substance and drug product intended to meet our obligations to Astellas in connection with commercial launch in the event telavancin is approved for sale by regulatory authorities. If we are unable to do so in a timely manner the commercial introduction of telavancin, if approved, would be adversely affected.

For our development compounds in our gastrointestinal motility dysfunction program, we are using limited sources to manufacture the bulk drug substance and drug product. If any supplier fails to continue to produce supplies for our development activities for these compounds at acceptable quantity or quality levels, our future clinical studies could be delayed.

If approved, telavancin may not be accepted by physicians, patients, third party payors, or the medical community in general.

If approved by the relevant regulatory agencies, the commercial success of telavancin will depend upon its acceptance by physicians, patients, third party payors and the medical community in general. We cannot be sure that telavancin will be accepted by these parties even if it is approved by the relevant regulatory authorities. Telavancin will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, a number of existing anti-infectives manufactured and marketed by major pharmaceutical companies and others, and potentially against new anti-infectives that are not yet on the market. Even if the medical community accepts that telavancin is safe and efficacious for its approved indications, physicians may choose to restrict the use of telavancin. The degree of market acceptance of telavancin depends on a number of factors, including, but not limited to:

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

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product sales revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of June 30, 2006, we had an accumulated deficit of approximately $702.2 million.

We expect our research and development expenses to keep increasing as we continue to initiate new discovery programs and expand our development programs. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

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

In addition, while our strategic alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has only licensed our LAMA program and our MABA program under the terms of the strategic alliance agreement and has chosen not to license our bacterial infections program and our anesthesia program. There can be no assurance that GSK will license any other development program under the terms of the strategic alliance agreement, or at all. GSK’s failure to license our development programs could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect both our ability to enter into collaborations for these product candidates with third parties and the price of our common stock.

Our relationship with GSK may have a negative effect on our ability to enter into relationships with third parties.

As of August 1, 2006, GSK beneficially owned approximately 15.7% of our outstanding capital stock, and will have the right in July 2007 to increase its ownership of our stock up to approximately 58% through the exercise of its call right. Other than our bacterial infections program and our anesthesia program, which GSK has decided not to license under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our current and future drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs initiated prior to September 1, 2012 if GSK owns more than 50% of our common stock due to exercise of the call right or the put right. In brief, (i) the call right is GSK’s right, in July 2007, to require us to redeem 50% of our common stock held by each stockholder at $54.25 per share, and (ii) the put right is the right of each of our stockholders in August 2007, if GSK has not exercised its call right in July 2007, to require us to redeem up to 50% of their common stock at $19.375 per share. Pharmaceutical companies other than GSK that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs.

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

To date, we have only entered into collaborations with GSK for the Beyond Advair, LAMA and MABA programs and with Astellas for telavancin, and we have licensed our anesthesia compound to AstraZeneca. As a result, we may be required to enter into collaborations with other third parties regarding our other programs whereby we have to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements with these parties. Furthermore, our ability to raise additional capital to fund our drug discovery and development efforts is greatly limited as a result of our agreements with GSK. In addition, we may not be able to control the amount of time and resources that our collaborative partners devote to our product candidates and our partners may choose to pursue alternative products. Moreover, these collaboration arrangements are complex and time-consuming to negotiate. If we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators and may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Our inability to successfully collaborate with third parties would increase our development costs and could limit the likelihood of successful commercialization of our product candidates.

We depend on third parties in the conduct of our clinical studies for our product candidates.

We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our preclinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our preclinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. The failure of these third parties to complete activities on schedule or to conduct our studies in accordance with regulatory requirements and our protocols could delay or prevent the further development, approval and commercialization of our product candidates, which could severely harm our business and financial condition. For example, we have expanded the number of clinical research organizations working on our Phase 3 HAP program for telavancin due to slower than anticipated enrollment. Retaining alternative or additional service providers involves delays and additional costs. In addition, if we lose our relationship with any one or more of these third parties, we could experience a significant delay in both identifying another comparable service provider and then contracting for its services. We may be unable to retain an alternative service provider on reasonable terms, if at all. Even if we locate an alternative service provider, it is likely that this provider will need additional time to respond to our needs and may not provide the same level of service as the original service provider.

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

Established pharmaceutical companies may invest heavily to quickly discover and develop or in-license novel compounds that could make our product candidates obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with the product candidates that we are developing.

Any new medicine that competes with a generic market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. If approved, telavancin must demonstrate these advantages, as it will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a number of companies, and a number of existing anti-infectives marketed by major pharmaceutical companies. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

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

Generally, our strategy is to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. If we receive regulatory approval to commence commercial sales of any of our product candidates that are not covered by our current agreements with GSK, Astellas or AstraZeneca, we will have to establish a sales and marketing organization with appropriate technical expertise and supporting distribution capability. At present, we have no sales personnel and a limited number of marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

As of August 1, 2006, GSK beneficially owned approximately 15.7% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock in the future, and in 2007, GSK may exercise its call right to acquire additional shares and thereby increase its ownership up to approximately 58% of our then outstanding capital stock. If GSK exercises this call right, or a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK could own a majority of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors and, depending on GSK’s ownership percentage of our capital stock after September 2007, GSK will have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2006, we had 76 issued United States patents and have received notices of allowance for 6 other United States patent applications. As of that date, we had 96 pending patent applications in the United States and 251 granted foreign patents. We also have 37 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 595 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials, the patent lives of the related drug candidates would be reduced.

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

Litigation or third-party claims of intellectual property infringement would require us to divert resources and may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on our not infringing the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There are third party patents that may cover materials or methods for treatment related to our product candidates. At present we are not aware of any patent claims with merit that would adversely and materially affect our ability to develop our product candidates, but nevertheless the possibility of third party allegations cannot be ruled out. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. In addition, in the future we could be required to initiate litigation to enforce our proprietary rights against infringement by third parties. Prosecution of these claims to enforce our rights against others would involve substantial litigation expenses and divert substantial employee resources from our business. If we fail to effectively enforce our proprietary rights against others, our business will be harmed.

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

Government restrictions on pricing and reimbursement, as well as other healthcare payor cost-containment initiatives, may negatively impact our ability to generate revenues.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

•        our ability to set a price we believe is fair for our potential medicines;

•        our ability to generate revenues and achieve profitability; and

•        the availability of capital.

In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) will likely result in decreased reimbursement for prescription drugs, which may intensify industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our potential medicines and generate revenues. The MMA, associated cost containment measures that health care payors and providers are instituting, and the effect of probable further health care reform could significantly reduce potential revenues from the sale of any product candidates approved in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that U.S. and international pricing pressures will continue and may increase, which may make it difficult for us to sell our potential medicines that may be approved in the future at a price acceptable to us or our collaborators.

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

•        any adverse developments or results or perceived adverse developments or results with respect to our telavancin Phase 3 clinical studies, in particular, if the results of our telavancin Phase 3 cSSSI program do not meet market expectations;

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

As of August 1, 2006, GSK beneficially owned approximately 15.7% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 13.7% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a director and following September 2007 will have the right to nominate a certain number of directors depending on GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We effected the initial public offering of our common stock pursuant to Registration Statements on Form S-1 (File No. 333-116384 and File No. 333-119527) that were declared effective by the Securities and Exchange Commission on October 4, 2004 and October 5, 2004, respectively. The net offering proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $102.1 million. As of June 30, 2006, all of the net offering proceeds had been used to fund our Phase 3 clinical studies of telavancin.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Theravance Inc. was held on April 26, 2006, in South San Francisco, California.

The table below presents the results of the election to the Company’s board of directors.

	Votes for	Votes withheld
P. Roy Vagelos, M.D.	51,699,817	134,862
Rick E Winningham	51,699,817	134,862
Julian C. Baker	50,621,532	1,213,147
Jeffrey M. Drazan	50,647,314	1,187,365
Robert V. Gunderson, Jr.	44,181,515	7,653,164
Arnold J. Levine. Ph.D	51,712,334	122,345
Ronn C. Loewenthal	50,786,921	1,047,758
Eve E. Slater, M.D., F.A.C.C.	51,670,137	164,542
William H. Waltrip	50,560,090	1,274,589
George M. Whitesides, Ph.D	42,050,392	9,784,287
William D. Young	43,198,964	8,635,715

The stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld	Broker’s Non-Votes
Ratification of independent registered public accounting firm	51,822,194	8,865	3,620	—

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.5(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate representing the common stock of the registrant
4.2(2)	Rights Agreement dated October 8, 2004
10.34(3)	Stock Option Agreement between the Company and P. Roy Vagelos dated as of April 26, 2006
10.35+	TD-6424 Active Pharmaceutical Ingredient Supply Agreement among the Company, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 10, 2002
10.36+	Amendment No. 4 to TD-6424 Supply Agreement among the Company, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 11, 2006
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(3)          Incorporated herein by reference to exhibit 99.1 to the Company’s Form 8-K filed on May 2, 2006.

+              Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

August 4, 2006	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

August 4, 2006	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.5(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate representing the common stock of the registrant
4.2(2)	Rights Agreement dated October 8, 2004
10.34(3)	Stock Option Agreement between the Company and P. Roy Vagelos dated as of April 26, 2006
10.35+	TD-6424 Active Pharmaceutical Ingredient Supply Agreement among the Company, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 10, 2002
10.36+	Amendment No. 4 to TD-6424 Supply Agreement among the Company, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 11, 2006
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(3)          Incorporated herein by reference to exhibit 99.1 to the Company’s Form 8-K filed on May 2, 2006.

+              Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment.