Form 10-Q
period 2006-09-30
THERAVANCE INC
filed 2006-11-06
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on November 1, 2006 was 50,636,432.

The number of shares of registrant’s Class A common stock outstanding on November 1, 2006 was 9,401,498.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$85,730	$49,787
Marketable securities	137,525	112,138
Receivable from related party	272	990
Prepaid and other current assets	3,858	3,903
Total current assets	227,385	166,818

Marketable securities	43,800	38,084
Restricted cash and cash equivalents	3,860	3,860
Property and equipment, net	14,281	13,180
Deferred sublease costs	—	297
Notes receivable	2,924	2,496
Other assets	100	100
Total assets	$292,350	$224,835

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,075	$8,118
Accrued personnel-related expenses	6,562	6,041
Accrued clinical and development expenses	15,593	13,779
Other accrued liabilities	2,000	1,997
Current portion of notes payable	75	75
Current portion of capital lease obligations	464	1,169
Current portion of deferred revenue	22,032	16,994
Total current liabilities	54,801	48,173

Deferred rent	2,572	2,538
Notes payable	570	631
Deferred revenue	136,555	111,251
Other long term liabilities	3,818	2,658

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,565 and 44,475 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	505	444
Class A Common Stock, $0.01 par value; 30,000 shares authorized, 9,402 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	94	94
Additional paid-in capital	833,452	676,299
Notes receivable from stockholders	(5)	(17)
Deferred stock-based compensation	—	(4,965)
Accumulated other comprehensive loss	(37)	(503)
Accumulated deficit	(739,975)	(611,768)
Total stockholders’ equity	94,034	59,584
Total liabilities and stockholders’ equity	$292,350	$224,835

*Condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue (1)	$5,524	$3,006	$14,657	$8,676

Operating expenses:
Research and development (2)	39,103	37,034	128,562	96,120
General and administrative (2)	7,868	5,349	24,041	18,200
Total operating expenses	46,971	42,383	152,603	114,320

Loss from operations	(41,447)	(39,377)	(137,946)	(105,644)

Interest and other income	3,875	1,716	10,234	5,153
Interest and other expense	(208)	(125)	(495)	(462)
Net loss	$(37,780)	$(37,786)	$(128,207)	$(100,953)
Basic and diluted net loss per common share	$(0.63)	$(0.71)	$(2.18)	$(1.90)

Shares used in computing net loss per common share	59,762	53,416	58,702	53,155

(1) Amounts include revenue from GSK, a related party, of $3,381 and $9,741 for the three and nine months ended September 30, 2006, respectively, and $3,006 and $8,676 for the three and nine months ended September 30, 2005, respectively.

(2) Amounts include stock-based compensation, consisting of stock-based compensation expense under SFAS 123(R), the amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Research and development	$3,042	$785	$9,378	$2,466
General and administrative	1,674	307	7,106	1,468
Total stock-based compensation	$4,716	$1,092	$16,484	$3,934

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows used in operating activities
Net loss	$(128,207)	$(100,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,088	3,092
Stock-based compensation	16,484	3,934
Forgiveness of notes receivable	42	145
Other non-cash operating expenses	476	312
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	586	2,593
Accounts payable and accrued liabilities	1,740	5,594
Accrued personnel-related expenses	521	213
Deferred rent	34	169
Deferred revenue	30,342	(676)
Other long-term liabilities	1,290	—
Net cash used in operating activities	(73,604)	(85,577)

Cash flows (used in) provided by investing activities
Purchases of property and equipment	(4,157)	(2,639)
Purchases of marketable securities	(181,545)	(103,783)
Sales and maturities of marketable securities	150,908	109,602
Restricted cash and cash equivalents	—	677
Additions to notes receivable	(850)	(160)
Payments received on notes receivable	392	507
Net cash (used in) provided by investing activities	(35,252)	4,204

Cash flows provided by financing activities
Payments on notes payable and capital leases	(766)	(2,224)
Net proceeds from issuances of common stock	145,565	4,545
Net cash provided by financing activities	144,799	2,321
Net increase (decrease) in cash and cash equivalents	35,943	(79,052)
Cash and cash equivalents at beginning of period	49,787	101,411
Cash and cash equivalents at end of period	$85,730	$22,359

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$133	$258
Non-cash investing and financing activities:
Addition to (removal of) deferred stock-based compensation	$(4,965)	$896

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Employee Stock-Based Compensation

Unaudited Interim Financial Information

The accompanying unaudited financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at September 30, 2006, and the results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006 or any other period.

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

Fair value of employee stock options

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB), Statement No. 123(R), Share-based Payment (SFAS123(R)), which requires the measurement and recognition of compensation expenses for all share-based payments made to employees and directors including stock options and employee stock purchases under the Company’s 2004 Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), Financial Accounting Standards Board Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related interpretations and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified-prospective transition method. Under this method,

compensation costs recognized during the three and nine months ended September 30, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of SFAS 123; and b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method of the vesting periods while the compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 has been reduced for estimated forfeitures so that compensation expense is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. In addition, under SFAS 123 (R), the Company elected to continue to use the Black-Scholes valuation model for share-based payment awards granted. For additional information, see Note 7. The Company’s determination of the fair value of share-based payment awards on the grant date using option valuation models requires the input of highly subjective assumptions, including the expected price volatility and option life. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the Company is unable to use actual price volatility or option life data as input assumptions within its Black-Scholes valuation model. Instead the Company is required to use the “simplified” method as described in SAB 107 relating to SFAS 123(R) for expected term and peer company price volatility, both of which have been higher than actual results to date. The result of this is an increase in the value of estimated stock-based compensation reflected in the Company’s Condensed Consolidated Statements of Operations.

In accordance with the modified-prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $4.7 million which consisted of $4.4 million related to employee stock options and employee stock purchases, $0.3 million related to the value of options issued to non-employees for services rendered and $74,000 related to the value of shares of restricted stock. Total stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $16.5 million which consisted of $14.9 million related to employee stock options and employee stock purchases, $1.4 million related to the value of options issued to non-employees for services rendered and $0.2 million related to the value of shares of restricted stock. In addition, as of September 30, 2006, there was $33.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.46 years. As a result of adopting FAS 123(R) on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was $3.8 million and $13.3 million higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25 as it did in the comparable prior year periods. Accordingly, basic and diluted net loss per share for the three and nine months ended September 30, 2006 was $0.06 and $0.22 higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

For the three and nine months ended September 30, 2005, stock-based compensation expense was $1.1 million and $3.9 million, respectively, consisting of amortization of deferred stock-based compensation, the value of options issued to non-employees for services rendered, and the amortization of deferred stock-based compensation expense related to the grant of restricted stock.

The weighted-average assumptions used to value employee stock-based compensation for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Employee stock options
Risk-free interest rate	4.67%–4.98%	3.91%–4.08%	4.57%–5.16%	3.54%–4.08%
Expected life (in years)	6.08–6.10	4	5.55–6.17	3–4
Volatility	0.51	0.7	0.51	0.7
Weighted average estimated fair value of stock options granted	$13.39	$8.90	$15.61	$8.73
Employee stock purchase plan issuances
Risk-free interest rate	4.97%-5.00%	2.58%–3.64%	2.58%–5.00%	2.58%–3.64%
Expected life (in years)	0.5-2	2	0.50-2.11	2
Volatility	0.30-0.38	0.7	0.30–0.70	0.7
Weighted average estimated fair value of ESPP issuances	$8.07	$8.81	$9.01	$8.81

Pro forma Information under SFAS 123 for Periods Prior to Fiscal 2006

The following table shows the pro forma effect on net loss and net loss per common share if the fair value recognition provisions of SFAS 123 had been applied to stock-based employee compensation (in thousands, except per share amounts) for the three and nine months ended September 30, 2005. For purposes of pro forma disclosures, pursuant to SFAS No. 123 as amended by SFAS No. 148, the Company amortized the estimated fair value of stock-based employee compensation to expense over the vesting period of the options using the accelerated expense attribution method:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(37,786)	$(100,953)
Add: Employee stock-based compensation calculated using the intrinsic value method	776	3,315
Less: Total employee stock compensation calculated using the fair value method	(3,386)	(12,555)
Pro forma net loss	$(40,396)	$(110,193)
Net loss per common share, as reported	$(0.71)	$(1.90)
Net loss common per share, pro forma	$(0.76)	$(2.07)

The foregoing pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan issuances under the fair value method using the Black-Scholes valuation method. As the Company’s common stock had only recently become publicly traded when these estimates were made, certain assumptions regarding stock price volatility and expected life were estimated by considering volatility and expected life assumptions used by similar entities within the Company’s industry. In particular, prior to 2006, the volatility estimate of 70% is significantly higher than the Company’s actual stock price volatility, which is approximately 30% since the Company’s October 2004 initial public offering.

The Company does not currently pay dividends. On May 27, 2004, the Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (ESPP) that became effective on October 5, 2004, the date of the Company’s initial public offering.

2. Net Loss per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares. At September 30, 2006, potential common shares consist of 158,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,402,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. At September 30, 2005, potential common shares consist of 221,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,019,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2006	2005	2006	2005
Basic and diluted:
Net loss	$(37,780)	$(37,786)	$(128,207)	$(100,953)

Weighted average shares of common stock outstanding	59,927	53,649	58,883	53,404
Less: weighted average shares subject to repurchase	(165)	(233)	(181)	(249)
Weighted average shares used in computing basic and diluted net loss per common share	59,762	53,416	58,702	53,155
Basic and diluted net loss per common share	$(0.63)	$(0.71)	$(2.18)	$(1.90)

3. Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas Pharma Inc. (Astellas) for the development and commercialization of telavancin worldwide, except Japan. The Company has received $101.0 million from Astellas through September 30, 2006, and the Company is eligible to receive up to an additional $131.0 million in clinical and regulatory milestone payments. The Company recorded these cash payments of $101.0 million as deferred revenue, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). The Company currently estimates the period of performance to be thirteen years from the effective date.

In July 2006, the Company and Astellas agreed to add Japan to their collaboration for the development and commercialization of the Company’s investigational antibiotic, telavancin, thereby giving Astellas worldwide rights to this potential medicine. For these rights to telavancin in Japan, the Company received an upfront payment of $10.0 million which has been recorded as deferred revenue, and is being amortized ratably over the estimated period of performance (the estimated development and commercialization period). The Company currently estimates the period of performance to be thirteen years from the effective date. The Company is eligible to receive a $5.0 million milestone payment for regulatory approval in Japan, in addition to $131.0 million in remaining clinical and regulatory milestone payments related to non-Japanese milestone events.

The Company recognized $1.9 million and $4.6 million in revenue for the three and nine months ended September 30, 2006, respectively.

2002 Beyond Advair Collaboration

In November 2002, the Company entered into a collaboration agreement with an affiliate of GlaxoSmithKline plc (GSK) to develop and commercialize long acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD), which the Company and GSK refer to as the “Beyond Advair” Collaboration. Through September 30, 2006, the Company has received upfront and milestone payments of $60.0 million from GSK in connection with this collaboration.

The Company recorded these upfront and milestone payments as deferred revenue, which are being amortized ratably over the Company’s estimated period of performance (the product development period), which is currently estimated to be eight years from the collaboration’s inception. Collaboration revenue was $2.2 million and $6.2 million for the three and nine months ended September 30, 2006, respectively, and $1.9 million and $5.7 million for the three and nine months ended September 30, 2005, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For the three and nine months ended September 30, 2006, there were no costs related to the collaboration that were reimbursable by GSK; and for the three and nine months ended September 30, 2005, these costs were not material.

2004 Strategic Alliance

In March 2004, the Company entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the strategic alliance agreement, the Company received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of the Company’s programs under the agreement, which is currently estimated to be approximately seven and one-half years from the commencement for the strategic alliance. The Company recognized $0.7 million in revenue for each of the three months ended September 30, 2006 and 2005 and $2.1 million in revenue for each of the nine months ended September 30, 2006 and 2005.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) for the treatment of COPD pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of this program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. In June 2005, the Company earned a $3.0 million milestone payment, received in July 2005, from GSK in connection with initiation of a Phase 1 trial under the LAMA program. This milestone was recorded as deferred revenue when earned and will be amortized over the remaining period of performance during the development period. The Company recognized $0.3 million and $0.3 million in revenue related to the LAMA program for the three months ended September 30, 2006 and 2005, respectively, and $0.9 million and $0.7 million in revenue for the nine months ended September 30, 2006 and 2005, respectively. Additionally, the Company is reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three and nine months ended September 30, 2006 there were no reimbursable costs. The Company accrued reimbursements of $0.1 million and $0.5 million for the three and nine months ended September 30, 2005.

In March 2005, GSK exercised its right to license the Company’s muscarinic antagonist / beta2 agonist (MABA) program for the treatment of COPD, and possibly asthma, pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. In March 2006, the Company earned a $3.0 million milestone payment, received in April 2006, from GSK in connection with initiation of a Phase 1 trial under the MABA program. These payments are being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license. The Company recognized $0.3 million and $0.7 million in revenue related to the MABA program for the three and nine months ended September 30, 2006, respectively, compared to $0.2 million and $0.3 million recognized for the three and nine months ended September 30, 2005, respectively. As an offset to research and development expense, certain costs related to the MABA program are reimbursable by GSK. Reimbursements for the three and nine months ended September 30, 2006 were not material. The Company accrued reimbursements of $0.1 million and $2.5 million for the three and nine months ended September 30, 2005, respectively.

2006 License Agreement with AstraZeneca AB

In May 2006, the Company and AstraZeneca AB (AstraZeneca) entered into a license agreement pursuant to which the Company granted an exclusive, worldwide license to AstraZeneca to develop and commercialize its intravenous anesthetic compound TD-4756.  The Company received a $1.0 million upfront payment from AstraZeneca and is eligible to receive milestone payments and royalties on global sales. This payment is being amortized ratably over the estimated period of performance which is currently estimated to be approximately one year. The Company recognized $0.2 million and $0.3 million in license revenue for the three and nine months ended September 30, 2006, respectively.

4. Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2006:

	September 30, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agencies	$63,109	$61	$(130)	$63,040
U.S. corporate notes	62,500	13	(16)	62,497
U.S. commercial paper	77,601	—	—	77,601
Asset-backed securities	52,326	66	(32)	52,360
Certificates of deposit	7,435	1	—	7,436
Money market funds	7,981	—	—	7,981
Total	270,952	141	(178)	270,915

Less amounts classified as cash and cash equivalents	(85,730)	—	—	(85,730)
Less amounts classified as restricted cash	(3,860)	—	—	(3,860)
Amounts classified as marketable securities	$181,362	$141	$(178)	$181,325

The estimated fair value amounts have been determined by the Company using available market information. At September 30, 2006, approximately 76% of marketable securities mature within twelve months, 6% of marketable securities mature between twelve and twenty-four months and the remaining 18% have effective maturities beyond twenty-four months. Average duration of available-for-sale securities was approximately 7 months at September 30, 2006. The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2006 were temporary in nature.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of net unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Net loss	$(37,780)	$(37,786)	$(128,207)	$(100,953)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	455	(122)	466	53
Comprehensive loss	$(37,325)	$(37,908)	$(127,741)	$(100,900)

6. Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2006.

Purchase Obligations

At September 30, 2006, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $5.4 million.

7. Stockholders’ Equity

Stock Option Plans

The Company issues stock options under the 2004 Equity Incentive Plan, which was adopted on May 27, 2004 by the Company’s Board of Directors and became effective as of the date of the Company’s initial public offering on October 5, 2004. The aggregate number of shares that may be awarded under the 2004 Equity Incentive Plan was 3,700,000 shares which were reserved for issuance under the 2004 Equity Incentive Plan plus 9,334,745 shares remaining available for issuance under the 1997 Stock Option Plan and the Long-Term Stock Option Plan as of the date the 2004 Equity Incentive Plan became effective. No further option grants will be made under the 1997 Stock Plan and the Long-Term Stock Option Plan. The 2004 Equity Incentive Plan provides for the granting of incentive and nonstatutory stock options to employees, officers, directors and consultants of the Company. Incentive stock options and nonstatutory stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four to six years. For the three months ended March 31, June 30 and September 30, 2006, the Company granted stock options to purchase 1,069,278, 369,021 and 83,700  shares at average stock prices of $29.62, $26.74 and $24.39, respectively, under the 2004 Equity Incentive Plan. As of September 30, 2006, total shares remaining available for issuance under the 2004 Equity Incentive Plan were 1,167,910.

The Company previously allowed certain stock option holders to exercise their options by executing stock purchase agreements and full-recourse notes payable to the Company. The stock purchase agreements provide the Company with the right to repurchase unvested shares. Certain full-recourse notes payable include forgiveness provisions whereby the Company forgives the unpaid principal of the note on its maturity date if the optionee remains in continuous service until the maturity date on the notes (see Notes Receivable discussion in Note 8). As of September 30, 2006, 87,095 shares were subject to repurchase under these outstanding note agreements.

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

Options granted and employee stock purchases after January 1, 2006 are valued in accordance with SFAS 123(R). The Company uses the Black-Scholes option valuation model and the straight-line method single-option method for expense attribution. The expected term of the options granted is derived from the “simplified” method as described in SAB 107 relating to SFAS 123(R). The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption and also on the Company’s historical volatility for certain expected term periods, where applicable, when valuing employee stock purchases. The Company estimated forfeitures and only recognized expense for those shares expected to vest. During the three months ended September 30, 2006, the Company increased its estimated annual forfeiture rate from 2.4% to 3.6%, based on its historical forfeiture experience.

As a result of adopting FAS 123(R) on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was $3.8 million and $13.3 million higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25 as it did in the comparable prior year periods. Accordingly, basic and diluted net loss per share for the three and nine months ended September 30, 2006 was $0.06 and $0.22 higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and net operating loss carryforwards.

For the three and nine months ended September 30, 2006, under SFAS 123(R), in connection with the grant of certain stock options to employees under the 2004 Equity Incentive Plan, 1997 Stock Option Plan, and the Long-Term Stock Option Plan, the Company recorded stock-based compensation expense of $4.1 million and $13.7 million, respectively.

There are options to purchase shares of the Company’s common stock held by consultants with exercise prices ranging from $0.78 to $9.69 per share. As of September 30, 2006, options to acquire 154,379 shares are subject to remeasurement of fair value using a Black-Scholes model over their remaining contractual terms. The following assumptions were used for the nine months ended September 30, 2006: a volatility factor ranging from 0.32 to 0.51, risk-free interest rates ranging from 4.7% to 5.1%, no dividend yield, and a life of the option equal to the full term, generally up to ten years from the date of grant. In accordance with SFAS 123, the Company recognized expense of $0.3 million and $1.4 million for the three and nine months ended September 30, 2006, respectively.

The following table summarizes option activity under the Company’s stock option plans, and related information:

	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
	(In thousands, except per share amounts)
Balance at December 31, 2005	2,269	10,096	$9.82
Options granted	(1,069)	1,069	$29.62
Options exercised	—	(355)	$5.74
Options forfeited	171	(171)	$13.15
Balance at March 31, 2006	1,371	10,639	$11.89
Options granted	(369)	369	$26.74
Options exercised	—	(275)	$5.26
Options forfeited	113	(113)	$19.06
Shares repurchased	5	—	$3.10
Balance at June 30, 2006	1,120	10,620	$12.50
Options granted	(84)	84	$24.39
Options exercised	—	(170)	$6.06
Options forfeited	132	(132)	$15.47
Shares repurchased	—	—	$—
Balance at September 30, 2006	1,168	10,402	$12.66

No options were granted with exercise prices less than fair value of common stock on the date of grant during the nine months ended September 30, 2006 or the year ended December 31, 2005.

The weighted-average fair value of options granted with exercise prices equal to the fair value of common stock on the date of grant for the three and nine months ended September 30, 2006 was $13.39 and $15.61, respectively.

As of September 30, 2006, there was $33.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.46 years. The total intrinsic value of the options exercised for the three months ended September 30, 2006 was $2.8 million and the fair value of options vested is $0.7 million for the three months ended September 30, 2006.  The total intrinsic value of the options exercised for the nine months ended September 30, 2006 was $15.4 million and the fair value of options vested is $4.3 million for the nine months ended September 30, 2006.

As of September 30, 2006, all outstanding options to purchase common stock of the Company are summarized in the following table (in thousands, except years and per share amounts):

	Options Outstanding				Options Exercisable
Exercise Price Per Share	Number of Shares Subject to Outstanding Options	Weighted- Average Remaining Contractual Life	Number of Shares Subject to Options Unvested	Aggregate Intrinsic Value	Number of Shares Exercisable	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life

$0.20	19	1.0	—		19		1.0
$1.32	74	3.2	—		74		3.2
$3.10	1,579	6.7	367		1,558		6.7
$8.53	3,031	5.1	6		3,031		5.1
$9.69	1,935	7.5	1,645		30		7.6
$12.40 – $18.25	1,273	8.2	1,083		206		7.9
$18.26 – $21.70	1,030	8.6	1,030		—		—
$21.71 – $29.65	1,461	9.4	1,345		—		—
	10,402	7.1	5,476	$152,348	4,918	$99,875	5.7

Restricted Stock

In March 2005, the Company’s Board of Directors approved the grant of 50,000 shares of restricted stock to a member of the Company’s senior management. These restricted shares of stock vest based on continued service, with 50% of the shares vesting following the expiration of the period during which the Company’s stockholders may exercise their put to GSK in accordance with the Company’s Certificate of Incorporation and 25% of the shares vesting upon each of the next two anniversaries of such date. The Company recorded the $0.9 million value of this restricted stock grant as deferred compensation, a component of stockholders’ equity in March 2005, prior to the adoption of SFAS 123(R). The value was based on the closing market price of the Company’s common stock of $17.91 on the date of award. The Company recognized stock-based compensation expense of $74,000 and $220,000 related to this award for the three and nine months ended September 30, 2006, respectively.

Stock Subject to Repurchase

At September 30, 2006, there were 107,971 shares of the Company’s common stock subject to the Company’s right to repurchase at the original purchase price. These shares were issued upon the exercise of unvested stock options and the execution of certain stock purchase agreements. The Company’s repurchase rights lapse generally over a four-year period.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows (shares in thousands):

September 30, 2006
Subject to outstanding warrant	18
Stock option plans:
Subject to outstanding options	10,402
Available for future grants	1,168
Available for future ESPP purchases	365
Total	11,953

Stock Options Exercised Early

The Company generally allows employees to exercise options issued under the 1997 Stock Plan and the Long-Term Stock Option Plan prior to vesting. In accordance with EITF 00-23, “Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” stock options granted or modified after March 21, 2002 that are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liability is only reclassified into equity on a ratable basis as the option vests. The Company applied the guidance and recorded a liability of $0.1 million and $0.2 million in the consolidated balance sheets relating to 20,876 and 62,632 options granted that were exercised and unvested at September 30, 2006 and December 31, 2005, respectively. Furthermore, these shares are not presented as outstanding on the consolidated balance sheets, but are disclosed as outstanding options.

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

Through September 30, 2006, the Company issued 260,402 shares under the ESPP at an average price of $13.79 and the total number of remaining shares available for issuance under the plan was 364,598. There were 94,664 shares of common stock issued under the ESPP during the second quarter 2006. For the three and nine months ended September 30, 2006, the total stock-based compensation expense recognized related to the ESPP under SFAS 123(R) was $0.3 million and $1.2 million, respectively.

8. Related Party Transactions

Related Parties

The Company’s related parties are its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 3.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees totaling $0.4 million and $0.5 million were incurred in the ordinary course of business in the nine months ended September 30, 2006 and 2005, respectively.

Notes Receivable

The Company has provided loans to certain of its employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans. The Company has also allowed certain option holders to exercise their options by executing stock purchase agreements and full recourse notes payable to the Company. The balance of the notes receivable for stock option exercises is included in Stockholders’ Equity on the Consolidated Balance Sheet. The loans issued for the exercise of stock options are dated prior to November 2001 and thus are not subject to variable accounting as required under EITF 00-23 “Issues Related to the Accounting for Stock Compensation Under APB No. 25 and FASB Interpretation 44.”

Interest receivable related to the notes was approximately $25,000 for both periods ending September 30, 2006 and December 31, 2005 and is included in other assets. The Company accrues interest on the notes at rates of up to 8.0%. The outstanding loans have maturity dates ranging from March 2007 through 2012.

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

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Of our five programs in development, two are in late stage — our telavancin program focusing on treatment serious Gram-positive bacterial infections with Astellas Pharma Inc. (Astellas) and our Beyond Advair collaboration with GlaxoSmithKline (GSK). By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. We commenced operations in 1997, and as of September 30, 2006, we had an accumulated deficit of $740.0 million. None of our product candidates have been approved for marketing and sale to patients and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development.

Our net loss for the three months ended September 30, 2006 was $37.8 million compared to $37.8 million during the same period of 2005. The third quarter net loss was primarily due to research and development costs associated with telavancin Phase 3 clinical programs and additional stock-based compensation expense associated with the implementation of SFAS 123(R). Research and development spending for the three months ended September 30, 2006 increased to $39.1 million compared to $37.0 million for the same period of 2005. This increase was primarily driven by the impact of SFAS 123(R) offset by lower external research and development costs associated with our two Phase 3 programs for telavancin. Total external research and development costs were $20.6 million and $22.0 million for the three months ended September 30, 2006 and 2005 respectively. Total research and development stock-based compensation expense for the three months ended September 30, 2006 was $3.0 million compared to $0.8 million for the same period in 2005. Cash, cash equivalents, and marketable securities totaled $267.1 million at September 30, 2006, an increase of $67.1 million since December 31, 2005. This increase was primarily due to the receipt of approximately $139.8 million, net of issuance costs, from our public offering in February 2006, the receipt of $35.0 million from Astellas which includes a $25.0 million milestone payment and a $10.0 million upfront payment for rights to telavancin in Japan, and $8.0 million of milestone payments received from GSK, offset in part by net usage of cash.

Following are updates on the progress of our clinical programs:

Bacterial Infections Programs

Telavancin

We reported positive results from our Phase 3 studies for the treatment of patients with serious Gram-positive complicated skin and skin structure infections (cSSSI), including those due to resistant pathogens such as methicillin-resistant Staphylococcus aureus (MRSA), and plan to file a new drug application with the Food & Drug Administration by the end of the year.

Our Phase 3 program for the treatment of resistant Gram-positive hospital-acquired pneumonia continues to progress. Completion of enrollment in this program will likely occur during the first half of 2007.

Heterodimer

We recently completed multiple-dose Phase 1 studies of our unique heterodimer antibiotic, TD-1792, which combines the antibacterial activities of a glycopeptide and a beta-lactam in one molecule. The initial results of these studies demonstrated that TD-1792 was generally well tolerated and had a profile consistent with once-daily dosing.

Respiratory Programs

Beyond Advair

Our collaboration with GlaxoSmithKline (GSK) to develop and commercialize a Long-Acting Beta2 Agonist (LABA) product candidate for the treatment of asthma and chronic obstructive pulmonary disease (COPD) continues to progress, with two compounds expected to generate Phase 2b data by mid-2007.

Inhaled Long-Acting Muscarinic Antagonist (LAMA) and Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) Programs

The first compound in our MABA program for the treatment of COPD successfully completed single-dose Phase 1 studies and has recently begun multiple-dose Phase 1 studies. Our LAMA program, also for COPD, continues to progress.

Gastrointestinal (GI) Motility Dysfunction Program

We recently initiated a Phase 2 clinical program in GI motility dysfunction with TD-5108, an investigational compound for the treatment of chronic constipation. The goal of this program is to develop a product with a once-a-day oral dosing and prokinetic efficacy superior to existing market-leading medicines.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2006, compared to those discussed in our Annual Report on Form 10-K/A filed on March 10, 2006 (2005 10-K), except for the adoption of Financial Accounting Standards Board Statement FAS 123(R) as discussed below.

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

We adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized as of September 30, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of FAS 123; and b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Options granted and employee stock purchases prior to January 1, 2006, are valued in accordance with SFAS 123. The expected volatility and expected term are based on the volatility and expected life assumptions used by similar entities within our industry. We used the accelerated method for expense attribution and recognized option forfeitures as they occurred as allowed by SFAS 123. Options granted and employee stock purchases after January 1, 2006, are valued in accordance with SFAS 123(R). We estimated forfeitures and only recognized expense for those shares expected to vest. We used the straight-line single-option method for expense attribution. For the nine months ended September 30, 2006, we increased our estimated annual forfeiture rate from 2.4% to 3.6%, based on our historical forfeiture experience.

In accordance with the modified-prospective-transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As a result of adopting FAS 123(R) on January 1, 2006, our net loss for the three and nine months ended September 30, 2006 was $3.8 million and $13.3 million higher, respectively, than if we had continued to account for share-based compensation under APB No. 25 as we did in the comparable prior year periods. Accordingly, basic and diluted net loss per share for the three and nine months ended September 30, 2006 was $0.06 and $0.22 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $4.7 million, which consisted of $4.4 million related to employee stock options and employee stock purchases, $0.3 million related to the value of options issued to non-employees for services rendered and $74,000 related to the value of shares of restricted stock. Total stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $16.5 million, which consisted of $14.9 million related to employee stock options and employee stock purchases, $1.4 million related to the value of options issued to non-employees for services rendered and $0.2 million related to the value of shares of restricted stock. In addition, as of September 30, 2006, there was $33.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.46 years. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards.

For the three and nine months ended September 30, 2005, stock-based compensation expense was $1.1 million and $3.9 million, respectively, consisting of amortization of deferred stock-based compensation, the value of options issued to non-employees for services rendered, and the amortization of deferred stock-based compensation expense related to the grant of restricted stock.

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model with the weighted average assumptions noted in the table in Note 1. As we have been operating as a public company for a period shorter than our estimated expected option life, we were unable to use actual price volatility or option life data as input assumptions within our Black-Scholes valuation model. Instead we were required to use the “simplified” method as described in SAB 107 related to SFAS 123(R) for expected term and peer companies’ historical price volatility, both of which have been higher than actual results to date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Government securities-Treasury constant maturities in effect at the time of the grant. The result of these assumptions used is an increase in the value of estimated stock-based compensation reflected in our condensed consolidated statements of operations.

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

Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin worldwide, except Japan. We received $101.0 million from Astellas through September 30, 2006, and are eligible to receive up to an additional $131.0 million in clinical and regulatory milestone payments as well as payments for certain estimated costs. We recorded the cash payments of $101.0 million as deferred revenue, to be amortized ratably over the estimated period of performance (development and commercialization period), which we currently estimate to be thirteen years from the effective date.

In July 2006, Astellas agreed to add Japan to our collaboration, thereby giving Astellas worldwide rights to telavancin. For rights to telavancin in Japan, we received an upfront payment of $10.0 million from Astellas in July 2006 which has been recorded as deferred revenue, and is being amortized ratably over the estimated period of performance (the estimated development and commercialization period). We currently estimate the period of performance to be thirteen years from the effective date. We are eligible to receive a $5.0 million milestone payment for regulatory approval in Japan, in addition to the $131.0 million in remaining clinical and regulatory milestone payments related to non-Japanese milestone events.

We recognized $1.9 million and $4.6 million in revenue for three and nine months ended September 30, 2006, respectively.

2002 Beyond Advair Collaboration

In November 2002, we entered into our Beyond Advair collaboration agreement with GSK to develop and commercialize long-acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD). Each company contributed four LABA product candidates to the collaboration, of which five product candidates either have completed or are in Phase 2a clinical studies while two product candidates are in the Phase 2b clinical program. As of September 30, 2006, we had received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of our candidates.

We recorded the upfront and milestone payments as deferred revenue, which are being amortized ratably over our estimated period of performance (the product development period), which we currently estimate to be eight years from the collaboration’s inception. Collaboration revenue was $2.2 million and $6.2 million for the three and nine months ended September 30, 2006, respectively, compared to $1.9 million and $5.7 million for the three and nine months ended September 30, 2005, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For the three and nine months ended September 30, 2006, there were no costs related to the collaboration that were reimbursable by GSK; and for the three and nine months ended September 30, 2005, these costs were not material.

2004 Strategic Alliance

In March 2004, we entered into a strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the alliance agreement, we received a $20.0 million payment in May 2004. This payment is being amortized over the period during which GSK may exercise its right to license certain of our programs under the agreement, which is currently estimated to be approximately seven and one-half years from the commencement of the strategic alliance. From this upfront payment, we recognized $0.7 million in revenue for each of the three months ended September 30, 2006 and 2005 and $2.1 million in revenue for each of the nine months ended September 30, 2006 and 2005.

In August 2004, GSK exercised its right to license our LAMA program for the treatment of COPD pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. This payment is being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately seven and one-half years from the date GSK acquired the license. In June 2005, we earned a $3.0 million milestone payment, received in July 2005, from GSK related to the clinical progress of our candidate. This milestone payment was recorded as deferred revenue when earned and will be amortized over the remaining period of performance during the development period. We recognized $0.3 million and $0.3 million in revenue related to the LAMA program for the three months ended September 30, 2006 and 2005, respectively, and $0.9 million and $0.7 million in revenue for the nine months ended September 30, 2006 and 2005, respectively. Additionally, we are reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three and nine months ended September 30, 2006, there were no reimbursable costs. We accrued reimbursements of $0.1 million and $0.5 million for the three and nine months ended September 30, 2005.

In March 2005, GSK exercised its right to license our MABA program for the treatment of COPD, and possibly asthma, pursuant to the terms of the strategic alliance. We have received $8.0 million in milestones from GSK in connection with the license of our MABA program through September 30, 2006. These payments are being amortized ratably over the estimated period of performance (the product development period), which is currently estimated to be approximately eight years from the date GSK acquired the license. We recognized $0.3 million and $0.7 million in revenue related to the MABA program for the three and nine months ended September 30, 2006, respectively, compared to $0.2 million and $0.3 million recognized for both the three and nine months ended September 30, 2005, respectively. As an offset to research and development expense, certain costs related to the MABA program are reimbursable by GSK. Reimbursements for the three and nine months ended September 30, 2006 were not material. Additionally, we accrued reimbursements of $0.1 million and $2.5 million for the three and nine months ended September 30, 2005, respectively.

2006 License Agreement with AstraZeneca AB

In May 2006, we entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which we granted an exclusive, worldwide license to AstraZeneca to develop and commercialize our intravenous anesthetic compound TD-4756.  We received a $1.0 million upfront payment from AstraZeneca and are eligible to receive milestone payments and royalties on global sales. The upfront payment is being amortized ratably over the estimated period of performance which is currently estimated to be approximately one year. We recognized $0.2 million and $0.3 million in license revenue for the three and nine months ended September 30, 2006, respectively.

RESULTS OF OPERATIONS

Revenue  We recognized revenue of $5.5 million and $14.7 million for the three and nine months ended September 30, 2006, respectively, and $3.0 million and $8.7 million for the three and nine months ended September 30, 2005, respectively. This revenue consisted of the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and our strategic alliance, from Astellas related to our telavancin collaboration and from AstraZeneca related to its license of TD-4756. Following are the upfront and milestone payments received through September 30, 2006 (in millions):

Agreements/Programs	Signed Agreement/Licensed Program	End of Estimated Performance Period	Upfront and Milestone Payments
GSK Collaborations
Beyond Advair collaboration	2002	2010	$60.0
Strategic alliance execution	2004	2011	20.0
Strategic alliance—LAMA	2004	2011	8.0
Strategic alliance—MABA	2005	2013	8.0
Astellas Collaboration execution	2005	2019	101.0
AstraZeneca License Agreement	2006	2007	1.0
Total			$198.0

Upfront and milestone payments received from GSK, Astellas and AstraZeneca have been deferred and are being amortized ratably into revenue over the applicable estimated performance periods. Future revenue will include the ongoing amortization of remaining deferred revenue which consists of $96.0 million of upfront and milestone payments received through September 30, 2006 under our agreement with Astellas; $61.9 million of upfront and milestone payments received through September 30, 2006 under our agreements with GSK; and the $0.7 million upfront payment received through September 30, 2006 under our license agreement with AstraZeneca.

Research and development

Research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
External research and development	$20.6	$22.0	$73.8	$52.5
Employee-related	9.8	8.9	28.7	26.3
Stock-based compensation	3.0	0.8	9.4	2.4
Facilities, depreciation and other allocated	5.7	5.3	16.7	14.9
Total research and development expenses	$39.1	$37.0	$128.6	$96.1

Total research and development expenses increased 6% and 34%, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The increase for the quarter was primarily the result of higher stock-based compensation expense associated with the implementation of SFAS 123(R), offset by lower external research and development expenses. The lower external development costs for the quarter were primarily a result of our completion of patient enrollment of our Phase 3 cSSSI studies for telavancin (our lead antibiotic candidate). The year-to-date increase was primarily the result of higher external research and development expenses, which include increased clinical services and contract manufacturing activities supporting our two Phase 3 clinical studies for telavancin and Phase 1 clinical studies for GI motility dysfunction candidates, as well as higher stock-based compensation expense associated with the implementation of SFAS 123(R).

Employee-related expenses increased by $0.9 million and $2.4 million for the three and nine months ended September 30, 2006 compared to the same periods of 2005. This increase was due to generally higher salary and benefits costs in 2006. Facilities, depreciation and other allocated expenses increased by $0.4 million and $1.8 million, respectively, for the three and nine months ended September 30, 2006 compared to the same periods of 2005. The increase was primarily due to higher supplies and facilities administration costs in 2006.

Total research and development stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $3.0 million and $9.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options, employee stock purchases, and the value of options issued to non-employees for services rendered. For the three and nine months ended September 30, 2005, stock-based compensation expense was $0.8 million and $2.4 million, respectively, which reflected the amortization of deferred stock-based compensation related to employees and the value of stock options granted to non-employees. In accordance with the modified-prospective-transition method, the research and development expenses for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Research and development expenses for the balance of 2006 will be driven largely by clinical study enrollment, particularly for our hospital-acquired pneumonia (HAP) telavancin Phase 3 program, and for our GI and heterodimer programs.  Should enrollment occur more quickly than forecast or should we begin various studies sooner than anticipated, it is possible that these expenses will increase. Under our agreement with Astellas, we are responsible for completion of the cSSSI and HAP telavancin Phase 3 programs, publication of the results of these studies, preparation and submission of a new drug application (NDA) to the United States Food and Drug Administration (FDA) for the cSSSI indication and subsequently for the HAP indication, and manufacture of sufficient quantities of active pharmaceutical ingredient (API) and drug product for launch. We are reliant on the efforts of third parties, including contract research organizations, consultants and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which these responsibilities will be completed, we anticipate that our aggregate external costs associated with the telavancin Phase 3 programs will be towards the upper range of $125.0 million to $150.0 million.

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

General and administrative    General and administrative expenses increased to $7.9 million and $24.0 million for the three and nine months ended September 30, 2006, respectively, from $5.3 million and $18.2 million for the three and nine months ended September 30, 2005, respectively. The increases of $2.6 million and $5.8 million for the three and nine months ended September 30, 2006, respectively, are primarily due to higher stock-based compensation expense, as well as higher consulting and headcount related costs.

The total general and administrative stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $1.7 million and $7.1 million, respectively, which consisted of stock-based compensation expense related to employee stock options, to employee stock purchases, the value of options issued to non-employees for services rendered and to stock-based compensation expense related to restricted stock. For the three and nine months ended September 30, 2005, stock-based compensation expense was $0.3 million and $1.5 million, respectively, which reflected the amortization of deferred stock-based compensation related to employees and the value of stock options granted to non-employees. In accordance with the modified-prospective transition method, the general and administrative expenses for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

We anticipate general and administrative expenses will increase for the remainder of 2006 and subsequent years to support our growing discovery, development, manufacturing and commercialization efforts.

Interest and other income   Interest and other income includes interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities. Interest income increased to $3.9 million and $10.2 million, respectively, for the three and nine months ended September 30, 2006 from $1.7 million and $5.2 million for the three and nine months ended September 30, 2005, respectively, due to larger cash balances following the closing of our public offering in February 2006 and higher interest rates.

Interest and other expense   Interest expense includes interest expense on capital lease and debt arrangements. Interest and other expense increased by approximately $0.1 million for both the three and nine months ended September 30, 2006 when compared to the three and nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 and December 31, 2005, we had $267.1 million and $200.0 million in cash, cash equivalents and marketable securities, respectively, in each case excluding $3.9 million in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment. In February 2006, we raised proceeds of approximately $139.8 million, net of issuance costs, in a public offering of common stock. Additionally, we received $35.0 million in upfront and milestone payments from Astellas, as well as $8.0 million in milestone payments from GSK.

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next eighteen months based upon current operating and spending assumptions. We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. We also expect expenditures to increase as we continue to invest in our research and development and administrative infrastructure to support our expanded operations. As a result, we may chose to raise additional funds in advance of our operating needs, if we expand more rapidly than we presently anticipate, or if our operating costs exceed our expectations. Pursuant to the restrictions described below in our agreements with GSK, we cannot sell significant additional equity until the expiration of the call and put arrangements in 2007, but we may sell debt securities or incur indebtedness, subject to limitations under our agreements with GSK. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the call and put arrangements with GSK in 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock, or securities that are vested and exercisable or convertible into shares of common stock, to be outstanding as of the put date. As a result of our public offering in February 2006, we cannot sell significant additional equity securities until the expiration of the call and put arrangements in 2007. In addition:

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

Cash Flows

Net cash used in operating activities was $73.6 million and $85.6 million for the nine months ended September 30, 2006 and 2005, respectively. Although research and development and general and administrative expenses increased in the 2006 period, the increase was offset by $35.0 million in upfront and milestone payments received from Astellas, as well as $8.0 million in milestone payments from GSK during the first nine months of 2006.

Investing activities used cash of $35.3 million and provided cash of $4.2 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in 2006 primarily results from net purchases of marketable securities.

Financing activities provided cash of $144.8 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided by financing activities was primarily due to proceeds, net of issuance costs, of approximately $139.8 million from our public offering of common stock in February 2006.

Contractual Obligations and Commitments

Our major outstanding contractual obligations relate to our notes payable, capital leases from equipment financings, operating leases and fixed purchase commitments under contract research, development and clinical supply agreements. These contractual obligations as of September 30, 2006, are as follows (in millions):

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$0.1	$0.2	$0.3	$0.1	$0.7
Capital lease obligations	0.5	—	—	—	0.5
Operating leases	6.5	12.7	13.0	3.3	35.5
Purchase obligations	4.4	1.0	—	—	5.4
Total	$11.5	$13.9	$13.3	$3.4	$42.1

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risks Related to our Business

If our product candidates, including telavancin which is currently in Phase 3 clinical studies for hospital-acquired pneumonia, are determined to be unsafe or ineffective in humans, our business will be adversely affected and our stock price will decline.

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

Telavancin is the first product candidate for which we have conducted clinical trials, and it is the first product candidate for which we plan to submit an NDA to the FDA. We may not obtain regulatory approval to commercialize telavancin in the United States.  In addition, we and our telavancin collaborator Astellas Pharma Inc. (Astellas) plan to seek regulatory approval for an additional indication for telavancin and foreign regulatory approvals for telavancin.  We will be unable to generate any revenues from royalty payments from the commercialization and sale of telavancin if we fail to obtain these approvals.

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

For our development compounds in our GI program and heterodimer program, we are using limited sources to manufacture the bulk drug substance and drug product. If any supplier fails to continue to produce supplies for our development activities for these compounds at acceptable quantity or quality levels, our clinical studies could be delayed.

If approved, telavancin may not be accepted by physicians, patients, third party payors, or the medical community in general.

If approved by the relevant regulatory agencies, the commercial success of telavancin will depend upon its acceptance by physicians, patients, third party payors and the medical community in general. We cannot be sure that telavancin will be accepted by these parties even if it is approved by the relevant regulatory authorities. If approved, telavancin will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, a number of existing anti-infectives manufactured and marketed by major pharmaceutical companies and others, and potentially against new anti-infectives that are not yet on the market. Even if the medical community accepts that telavancin is safe and efficacious for its approved indications, physicians may choose to restrict the use of telavancin. If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, telavancin is preferable to vancomycin and other existing or subsequently-developed anti-infective drugs, we may never generate meaningful revenue from telavancin. The degree of market acceptance of telavancin depends on a number of factors, including, but not limited to:

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product sales revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of September 30, 2006, we had an accumulated deficit of approximately $740.0 million.

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

As of November 1, 2006, GSK beneficially owned approximately 15.7% of our outstanding capital stock, and will have the right in July 2007 to increase its ownership of our stock up to approximately 59.4% through the exercise of its call right. Other than our bacterial infections program and our anesthesia program, which GSK has decided not to license under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our current and future drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs initiated prior to September 1, 2012 if GSK owns more than 50% of our common stock due to exercise of the call right or the put right. In brief, (i) the call right is GSK’s right, in July 2007, to require us to redeem 50% of our common stock held by each stockholder at $54.25 per share, and (ii) the put right is the right of each of our stockholders in August 2007, if GSK has not exercised its call right in July 2007, to require us to redeem up to 50% of their common stock at $19.375 per share. Pharmaceutical companies other than GSK that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs.

In addition, because GSK may license our development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. Given the restrictions on our ability to raise capital provided for in our agreements with GSK, we may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

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

As of November 1, 2006, GSK beneficially owned approximately 15.7% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock in the future, and in 2007, GSK may exercise its call right to acquire additional shares and thereby increase its ownership up to approximately 59.4% of our then outstanding capital stock. If GSK exercises this call right, or a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK could own a majority of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors and, depending on GSK’s ownership percentage of our capital stock after September 2007, GSK will have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

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

After September 12, 2012, GSK could sell or transfer a substantial number of shares of our common stock, which could depress our stock price or result in a change in control of our company.

After September 12, 2012, GSK will have no restrictions on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of the outstanding shares of our common stock or, if these sales or transfers were made to a single buyer or group of buyers, could transfer control of our company to a third party.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2006, we had 82 issued United States patents and have received notices of allowance for 9 other United States patent applications. As of that date, we had 94 pending patent applications in the United States and 293 granted foreign patents. We also have 24 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 621 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials, the patent lives of the related drug candidates would be reduced.

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

Our stock price may be extremely volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•        the extent to which GSK advances (or does not advance) our product candidates through development into commercialization, in particular any delay in the completion of the Phase 2b program in the Beyond Advair collaboration;

•        any delay in filing our NDA for telavancin and any adverse development or perceived adverse development with respect to the FDA’s review of the NDA, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•        any adverse developments or results or perceived adverse developments or results with respect to our telavancin Phase 3 clinical studies;

•        any adverse developments or results or perceived adverse developments or results with respect to any product candidates in the Beyond Advair collaboration;

•        any adverse developments or results or perceived adverse developments or results with respect to our GI program or our heterodimer program;

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

As of November 1, 2006, GSK beneficially owned approximately 15.7% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 13.7% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a director and beginning in September 2007 will have the right to nominate a certain number of directors depending on GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.5(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate representing the common stock of the registrant
4.2(2)	Rights Agreement dated October 8, 2004
10.37+	Amendment to License, Development and Commercialization Agreement between the Company and Astellas Pharma Inc. dated as of July 18, 2006
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

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

Theravance, Inc.
(Registrant)

November 6, 2006	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

November 6, 2006	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.5(1)	Amended and Restated Bylaws
4.1(1)	Specimen certificate representing the common stock of the registrant
4.2(2)	Rights Agreement dated October 8, 2004
10.37+	Amendment to License, Development and Commercialization Agreement between the Company and Astellas Pharma Inc. dated as of July 18, 2006
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

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