Form 10-K
period 2006-12-31
THERAVANCE INC
filed 2007-03-01
CIK 1080014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 0-30319

THERAVANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3265960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 Gateway Boulevard, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-808-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock $0.01 Par Value	Nasdaq Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, $0.01 par value and Class A Common Stock, $0.01 par value) held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Market on June 30, 2006 was $900,065,635. Shares of Common Stock and Class A Common Stock held by each executive officer and director and by each person or group who owns 5% or more of the outstanding Common Stock or Class A Common Stock at June 30, 2006 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

On February 15, 2007 there were 50,794,120 shares of the registrant’s Common Stock and 9,401,498 shares of the Registrant’s Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2007 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE, INC.
2006 Form 10-K Annual Report
Table of Contents

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

PART I

ITEM 1.                BUSINESS

Overview

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Of our five programs in development, two are in late stage—our telavancin program focusing on treating serious Gram-positive bacterial infections with Astellas Pharma Inc. (Astellas) and our Beyond Advair collaboration with GlaxoSmithKline plc (GSK). By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. Our headquarters are located at 901 Gateway Boulevard, South San Francisco, California 94080. Theravance was incorporated in Delaware in November 1996 under the name Advanced Medicine, Inc. and began operations in May 1997. The Company changed its name to Theravance, Inc. in April 2002. None of our products have been approved for marketing and sale to patients and we have not received any product revenue to date.

Our strategy focuses on the discovery, development and commercialization of medicines with superior efficacy, convenience, tolerability and/or safety. By primarily focusing on biological targets that have been clinically validated either by existing medicines or by potential medicines in late-stage clinical studies, we can leverage years of available knowledge regarding a target’s activity and the animal models used to test potential medicines against such targets. We move a product candidate into development after it demonstrates superiority to existing medicines or drug candidates in animal models that we believe correlate to human clinical experience. This strategy of developing the next generation of existing medicines or potential medicines is designed to reduce technical risk and increase productivity. We believe that we can enhance the probability of successfully developing and commercializing medicines by identifying at least two structurally different product candidates, whenever practicable in each therapeutic program. In total, our research and development expenses, including stock-based compensation expense associated with the adoption of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), incurred for all of our therapeutic programs in 2006, 2005 and 2004 were $166.6 million, $137.9 million and $91.6 million, respectively.

In December 2006, we submitted our first new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for telavancin for the treatment of complicated skin and skin structure infections (cSSSI) caused by Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). Telavancin is a rapidly bactericidal, injectable antibiotic with multifunctional mechanisms of action. The NDA submission was based on positive Phase 3 cSSSI results. In addition to the cSSSI indication, telavancin is currently in Phase 3 clinical studies for hospital-acquired pneumonia (HAP) designed to demonstrate non-inferiority of telavancin compared to standard therapy for the treatment of serious Gram-positive infections and superiority over vancomycin in those patients whose infections are due to MRSA. Our goal is for telavancin to become first-line therapy in treating these serious infections.

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to our telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through December 31, 2006, we have received $101.0 million in upfront and milestone payments from Astellas and we are eligible to receive up to $126.0 million in remaining clinical and regulatory milestone payments. If telavancin is commercialized, we will be entitled to receive royalties on global sales of telavancin ranging, on a percentage basis, from the high teens to the upper twenties depending on sales volume. In addition to the license rights to telavancin, Astellas also received an option to further develop and commercialize TD-1792, our heterodimer antibiotic compound that entered Phase 2 clinical studies in December 2006.

In November 2002, we entered into our Beyond Advair collaboration with GSK to develop and commercialize long-acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD). These product candidates are intended to be administered via inhalation once daily both as a single new medicine and as part of a new combination medicine with an inhaled corticosteroid (ICS). The collaboration intends to develop a new generation product to replace Advair®, which had approximately $6.1 billion of sales for 2006 as reported by GSK in early 2007. Each company contributed four LABA product candidates to the collaboration and two product candidates are in a Phase 2b program.

In March 2004, we entered into a strategic alliance agreement with GSK. Under this alliance GSK received an option to license product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. When GSK exercises its option to license any of our programs, we receive an upfront payment, additional payments upon achievement of future milestones and royalties on any future sales. In addition, GSK funds all of the subsequent development and commercialization costs for product candidates in such programs. Consistent with our strategy, we will be obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. To date, GSK has licensed our two COPD programs under the terms of the strategic alliance and we have discovered and delivered to GSK two structurally different product candidates for both of these programs. In August 2004, GSK exercised its right to license our long-acting muscarinic antagonist (LAMA) program and informed us of its decision not to license our bacterial infections program, in each case pursuant to the terms of the strategic alliance. In March 2005, GSK exercised its right to license our bifunctional muscarinic antagonist—beta2 agonist (MABA) program pursuant to the terms of the strategic alliance, and notified us of its decision not to license our anesthesia program.

GSK currently owns all of our Class A common stock, which represents approximately 15.6% of our outstanding stock as of February 15, 2007. Under the terms of the strategic alliance, GSK’s ownership of our stock could increase to approximately 59.4% through the issuance by us to GSK of the number of shares of our common stock that we may be required to redeem from our stockholders. In July 2007,

GSK has the right to require us to redeem, and upon notice of such redemption, each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption, 50% of our common stock held by such stockholder at $54.25 per share. This right is referred to as the “call.” If GSK does not exercise this right, then in August 2007, our stockholders (including GSK, to the extent GSK holds common stock) have the right to require us to redeem up to 50% of their common stock at $19.375 per share. This right is referred to as the “put.” In either case, GSK is obligated to pay to us the funds necessary for us to redeem the shares of common stock from our stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525 million. Alternatively, if our stockholders exercise the put, GSK may elect to purchase such shares directly from our stockholders. We are under no obligation to redeem our shares under the call or the put until we receive such funds from GSK. If GSK’s ownership of our stock increases to more than 50% as a result of the call or put, GSK will receive a five-year extension of its exclusive option to our programs, so that the option would cover all of our full drug discovery programs initiated prior to September 1, 2012.

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

Our Relationship with Astellas

2005 License, Development and Commercialization Agreement

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to our telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through December 31, 2006, we have received $101.0 million in upfront and milestone payments from Astellas and we are eligible to receive up to an additional $126.0 million in clinical and regulatory milestone payments, which includes up to $116.0 million for completion of clinical studies and filing and approval of new drug applications for cSSSI and HAP, and $10 million if the Phase 3 data demonstrates telavancin’s superiority over vancomycin for HAP patients infected with MRSA.

If telavancin is commercialized we will be entitled to receive royalties on global sales of telavancin that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, we will be responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and HAP, and Astellas will be responsible for substantially all costs associated with commercialization and further development of telavancin. In addition to the license rights to telavancin, Astellas also received an option to further develop and commercialize TD-1792, our heterodimer antibiotic compound that entered Phase 2 clinical studies in December 2006.

Our Relationship with GlaxoSmithKline

2002 Beyond Advair Collaboration

In November 2002, we entered into our Beyond Advair collaboration with GSK to develop and commercialize long-acting beta2 agonist (LABA) product candidates for the treatment of asthma and COPD. These product candidates are intended to be administered via inhalation once daily both as a single new medicine and as part of a new combination medicine with an ICS. Each company contributed four LABA product candidates to the collaboration, and two product candidates are in Phase 2b clinical programs.

In connection with this collaboration, in 2002 we received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of our Series E preferred stock for an aggregate purchase price of $40.0 million. In addition, we were eligible to receive up to $495.0 million in development, approval, launch, and sales milestones and royalties on the sales of any product resulting from this collaboration. As of December 31, 2006, we have received a total of $50.0 million in development milestones and have up to $445.0 million in remaining milestones allocated as follows: up to $75.0 million related to the achievement of certain clinical milestones by a Theravance-discovered LABA compound, up to $220.0 million related to approval and launch of a product containing a Theravance-discovered LABA in multiple regions in the world, and up to $150.0 million related to the achievement of certain sales thresholds, whether the LABA compound was discovered by Theravance or GSK. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions in the world, we will be obligated to make payments to GSK of up to $220.0 million. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, we are entitled to receive the same royalties on product sales of medicines from the Beyond Advair collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6 billion. Sales of single agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

2004 Strategic Alliance

In March 2004, we entered into our strategic alliance with GSK. Under this alliance, GSK received an option to license product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. We are obligated to use diligent efforts to discover and deliver compounds for the alliance and have committed to initiating at least three new full discovery programs from May 2004 through August 2007. We maintain sole decision-making authority with respect to our discovery programs, including without limitation, decisions relating to initiation and termination of discovery programs, and staffing and resource allocation among discovery programs. Since May 2004 we have initiated three new full discovery programs. In connection with the strategic alliance with GSK, we received from GSK a payment of $20.0 million. In May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million. Through December 31, 2006, we have received $36.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement.

GSK must exercise its right to license no later than sixty days subsequent to (i) for our inhaled respiratory discovery programs, the “development candidate” stage (generally defined as the point when the lead candidate is selected for preclinical studies and preparation for entry into a Phase 1 clinical study), or (ii) for programs other than inhaled respiratory programs, the “proof-of-concept” stage (generally defined as the successful completion of a Phase 2a clinical study showing efficacy and tolerability if the biological target for the drug has been clinically validated by an existing medicine, and successful completion of a Phase 2b clinical study showing efficacy and tolerability if the biological target for the drug has not been clinically validated by an existing medicine). Under the terms of the strategic alliance, GSK has only one opportunity to license each of our programs. Upon its decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, we are obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. The royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. To date GSK has licensed our two COPD programs: LAMA and MABA. We received a $5.0 million payment from GSK in connection with its license of each of our LAMA and MABA programs in August 2004 and March 2005, respectively. There can be no assurance that GSK will license any other programs under the terms of the alliance agreement or at all, which could have an adverse effect on our business and financial condition.

As part of the strategic alliance, we amended our certificate of incorporation to provide for the redemption of our common stock under certain circumstances. In July 2007, GSK has a call right to require us to redeem, and upon notice, each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption, 50% of our common stock held by such stockholder at $54.25 per share. If GSK does not exercise this call right, then in August 2007, our stockholders (including GSK, to the extent GSK holds common stock) have a put right to cause us to redeem up to 50% of their common stock at $19.375 per share. In either case, GSK is contractually obligated to pay to us the funds necessary for us to redeem the shares of common stock from our stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525 million. We are under no obligation to redeem our shares under the call or the put until we receive funds to redeem such shares from GSK. Alternatively, if our stockholders exercise the put, GSK may elect to purchase the shares of common stock that are put directly from our stockholders. GSK’s ownership of our stock could increase to approximately 59.4% through the concurrent issuance to GSK of the number of shares of stock that we may be required to redeem from our stockholders. In addition, if GSK’s ownership of our stock increases to more than 50% as a result of the call right or put right, GSK will receive an extension of its exclusive option to our full drug discovery programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

The effect of the redemption of our common stock pursuant to the call or the put would not cause a decrease to the Company’s cash balances, total assets, or total stockholders’ equity. Accordingly, the Company has classified its common stock within stockholders’ equity.

In addition, we entered into a governance agreement with GSK which, among other matters, (i) gives GSK the right to nominate directors to our board of directors, (ii) provides GSK with rights regarding certain corporate governance matters, including the right to restrict our ability to take specified significant corporate actions, such as the issuance of debt and equity securities above specified limitations, the sale of significant assets, acquisitions by us and the redemption of our common stock, and (iii) governs future acquisitions or dispositions of our securities by GSK. Pursuant to a partial exercise of its rights under the governance agreement, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock. GSK’s ownership position of our outstanding stock was approximately 15.6% as of February 15, 2007.

Our Relationship with AstraZeneca AB

2006 License Agreement with AstraZeneca AB

In May 2006, we entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which we granted an exclusive, worldwide license to AstraZeneca to develop and commercialize our intravenous anesthetic compound TD-4756. Through December 31, 2006, we received a $1.0 million upfront payment from AstraZeneca and are eligible to receive milestone payments and royalties on global sales.

Development Programs

Bacterial Infections

Our bacterial infections program has been dedicated to finding new antibiotics for serious infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). Our program resulted in the discovery of telavancin and a unique heterodimer antibiotic, TD-1792.

Telavancin Status

Telavancin is a rapidly bactericidal, injectable antibiotic with multiple mechanisms of action:  the inhibition of bacterial cell wall synthesis and the disruption of bacterial cell membrane integrity. We believe the additive mechanisms of action seen with telavancin speed bacterial killing while also reducing the risks of inducing resistance to telavancin or cross-resistance with other antibiotics.

In December 2006, we submitted a NDA for telavancin to the FDA for the treatment of complicated skin and skin structure infections (cSSSI) caused by Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). The NDA submission was based on positive Phase 3 cSSSI results, released in August 2006, in which telavancin’s rates of clinical cure, microbiological eradication, and overall therapeutic response compared favorably to those for vancomycin. In addition to the cSSSI indication, telavancin is currently in Phase 3 clinical studies for hospital-acquired pneumonia (HAP). The HAP program consists of two studies targeting approximately 750 patients each for a total of approximately 1,500 patients. Our goal in the design and execution of the HAP program is to demonstrate non-inferiority compared to standard therapy in the treatment of Gram-positive infections and to demonstrate superiority over vancomycin in those patients infected by MRSA. Our goals with telavancin are to complete enrollment for the HAP program in the first half of 2007 and, if we receive FDA approval, commercially launch telavancin for the treatment of cSSSI with our partner Astellas in the second half of 2007.

Heterodimer Status

TD-1792 is a unique heterodimer antibiotic that combines the antibacterial activities of a glycopeptide and a beta-lactam in one molecule. The goal of our program with TD-1792 is to develop a next-generation antibiotic that is more efficacious than vancomycin, the current standard of care for the treatment of serious infections caused by MRSA, and which has an improved resistance profile relative to other antibiotics. In December 2006, we initiated Phase 2 clinical studies with TD-1792 for the treatment of cSSSI caused by Gram-positive bacteria, including MRSA. Our goal is to report Phase 2 data in the second half of 2007.

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

The collaboration intends to develop a new generation product to replace GSK’s Advair®, an inhaled combination medicine consisting of a long-acting beta2 agonist (salmeterol) and an ICS (fluticasone) taken twice daily, which had sales of approximately $6.1 billion for 2006 as reported by GSK in early 2007.

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

Beyond Advair Status

The Beyond Advair collaboration has a development pool consisting of eight compounds, five of which are in Phase 2. Two of these compounds, GSK159797 (‘797) and GSK542444 (‘444) are in Phase 2b programs designed to evaluate the safety and efficacy of these compounds in multi-day administration to mild-to-moderate asthmatics, and to assess potential commercial dosing. We expect to report data from the ongoing Phase 2b program for ‘797 and ‘444 in the first half of 2007.

Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

In our MABA program, we are developing with GSK a long-acting inhaled bronchodilator that is bifunctional, meaning that one small molecule functions both as a muscarinic antagonist and as a beta2 receptor agonist. By combining bifunctional activity and high lung selectivity, we intend to develop a medicine with greater efficacy than single mechanism bronchodilators (such as tiotropium or salmeterol) and with equal or better tolerability. This bifunctional bronchodilator could potentially then serve as a basis for improved “triple therapy” through co-formulation with another inhaled respiratory compound into a single product that could potentially deliver three complementary therapeutic effects for patients with respiratory disease.

GSK is obligated to fund all development, manufacturing and commercialization activities for product candidates in this program.

MABA Status

The first compound in the MABA program, GSK961081, has successfully completed single- and multiple-dose Phase 1 studies in healthy volunteers. Our goal is to complete the analysis of Phase 1 data and to move into Phase 2 studies.

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

LAMA status

In 2005, the initial results from Phase 1 studies with our first compound TD-5742 suggested that the compound was less potent than we had expected. As a result, the joint steering committee comprised of representatives of GSK and Theravance decided to terminate further development of this compound. Subsequently, we delivered to GSK a second, structurally different, product candidate for this program pursuant to the terms of the strategic alliance. Currently, GSK is evaluating this compound in preclinical studies.

Gastrointestinal (GI) Motility Dysfunction

Our gastrointestinal (GI) motility dysfunction program is dedicated to finding new medicines for GI motility disorders such as chronic constipation, constipation predominant irritable bowel syndrome (C-IBS), functional dyspepsia and delayed gastric emptying.

GI Status

In October 2006, we initiated a Phase 2 clinical study to evaluate the safety and efficacy of a range of doses of TD-5108, an investigational selective 5-HT4 agonist for the treatment of chronic constipation and other disorders related to reduced GI motility. The Phase 2 study is being conducted in the United States with a goal of enrolling approximately 350 patients. We expect to report Phase 2 data in the second half of 2007.

Research Programs

Currently we have three full discovery programs:

•       Our peripheral Opioid-Induced Bowel Dysfunction (or PUMA) Program aims to generate a once-daily oral treatment to prevent bowel dysfunction in patients treated with opioid agonists. The PUMA Program is currently in IND-enabling studies.

•       Our AT1 Receptor—Neprilysin Inhibitor (or ARNI) Program seeks to produce an effective monotherapy for hypertension. The ARNI Program is in discovery stage.

•       Our MonoAmine Reuptake Inhibitor (or MARIN) Program is attempting to identify an efficacious oral treatment of chronic pain. The MARIN Program is in discovery stage.

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

Manufacturing

We currently rely on a number of third-parties, including contract manufacturing organizations and our collaborative partners, to produce our compounds. Manufacturing of compounds in our Beyond Advair, LAMA and MABA programs is handled by GSK. Additionally, GSK will be responsible for the manufacturing of any additional product candidates associated with the programs that it licenses under the strategic alliance agreement. For telavancin, we are responsible for the manufacture of active pharmaceutical ingredient (API) and drug product for the HAP clinical studies as well as for the first six months of commercialization if telavancin is approved for sale by regulatory authorities. Astellas is responsible for manufacturing API and drug product for commercial sale thereafter.

We believe that we have in-house expertise to manage a network of third-party manufacturers. We believe that we will be able to continue to negotiate third party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for us to develop internal manufacturing capacity in order to successfully commercialize our products. However, if we are unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, we may not be able to develop or commercialize our products as planned.

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

Phase 1.   The product candidate is introduced into healthy human volunteers and is tested for safety, dose tolerance and pharmacokinetics.

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

As of December 31, 2006, we had 86 issued United States patents and have received notices of allowance for 10 other United States patent applications. As of that date, we had 100 pending patent applications in the United States and 316 granted foreign patents. We also have 24 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States and 656 foreign national patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use, and processes for making our compounds along with methods of design, synthesis, selection and use relevant to multivalency in general and to our research and development programs in particular.

United States issued patents and foreign patents generally expire 20 years after filing. The patent rights relating to telavancin owned by us and licensed to Astellas currently consist of 18 issued United States patents that expire between 2019 and 2023, 2 allowed United States patent applications and 9 pending United States patent applications, and counterpart patents and patent applications in a number of jurisdictions, including Europe. The patent rights relating to GSK 159797 owned by us and licensed to GSK consist of 5 issued United States patents that expire in 2019 and 4 pending United States patent applications, and counterpart patents and patent applications in a number of jurisdictions, including Europe. Nevertheless, issued patents can be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position we will need to obtain effective claims and enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

We have entered into a License Agreement with Janssen Pharmaceutical pursuant to which we have licensed rights under certain patents owned by Janssen covering an excipient used in the formulation of telavancin. We believe that the general and financial terms of the agreement with Janssen are ordinary course terms. Pursuant to the terms of this license agreement, we are obligated to pay royalties and milestone payments to Janssen based on any commercial sales of telavancin. Astellas has agreed to assume responsibility for these payments under the terms of our license agreement with them. The license is terminable by us upon prior written notice to Janssen or upon an uncured breach or a liquidation event of one of the parties.

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

Telavancin.   We anticipate that, if approved, telavancin will compete with vancomycin, a generic drug that is manufactured by a variety of companies, as well as other drugs targeted at Gram-positive bacterial infections. Currently marketed products include but are not limited to daptomycin (marketed by Cubist Pharmaceuticals), linezolid (marketed by Pfizer) and tigecycline (marketed by Wyeth). In addition, several additional compounds are under development, including but not limited to dalbavancin (a Pfizer product which received an approvable letter from the FDA in June 2006) and ceftobiprole (in late-stage clinical development by Basilea Pharmaceutica and Johnson & Johnson) represent potential competition for telavancin.

GSK Beyond Advair Collaboration.   We anticipate that, if approved, any product from our Beyond Advair collaboration with GSK will compete with a number of approved bronchodilator drugs and drug candidates under development that are designed to treat asthma and COPD. These include but are not limited to salmeterol and fluticasone (marketed by GSK), formoterol (marketed by Novartis and AstraZeneca), and tiotropium (marketed by Boehringer Ingelheim and Pfizer). Indacaterol as a single agent and in combination with an ICS (mometasone), is being developed by Novartis and Schering-Plough.

In addition, Indacaterol combined with a muscarinic antagonist is being developed by Novartis. All of these efforts represent potential competition for any product from our Beyond Advair collaboration.

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

Employees

As of December 31, 2006, we had 285 full-time employees, over 220 of which were primarily engaged in research and development activities. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Risks Related to our Business

If our product candidates, in particular telavancin, are determined to be unsafe or ineffective in humans, our business will be adversely affected and our stock price will decline.

We have never commercialized any of our product candidates. We are uncertain whether any of our compounds or product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery is unproven and may not result in the creation of successful medicines. The risk of failure for our compounds and product candidates is high. For example, in late 2005 we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301. To date, the data supporting our drug discovery and development programs is derived solely from laboratory experiments, preclinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing and early clinical testing stages.

Although our new drug application (NDA) for telavancin is currently under review by the U.S. Food and Drug Administration (FDA), it is impossible to predict when or if any of our compounds and product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, our business will fail.

Any failure of a product candidate in clinical studies, such as a failure of either ‘797 or ‘444 in our Beyond Advair collaboration, or any delay in commencing or completing clinical studies for our product candidates, such as a further delay in completing our Phase 3 HAP clinical studies for telavancin, would likely cause our stock price to decline.

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

For example, in the second quarter of 2006, we announced that it would be challenging to complete enrollment of our Phase 3 HAP clinical program for telavancin by the end of the year. Although it now appears likely that the HAP program will complete enrollment during the first half of 2007, there can be no assurance that delays in this program or other programs will not occur in the future. Such clinical study delays could impede the commercialization of our compounds and therefore would likely cause our stock price to decline.

If telavancin or our other product candidates that we develop on our own or through collaborative partners are not approved by regulatory agencies, including the Food and Drug Administration, we will be unable to commercialize them.

The FDA must approve any new medicine before it can be marketed and sold in the United States. We must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. We will not obtain this approval for a product candidate unless and until the FDA approves a NDA. In order to market our medicines in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

Telavancin is the first product candidate for which we have conducted clinical studies, and it is the first product candidate for which we have submitted a NDA to the FDA. We may not obtain regulatory approval to commercialize telavancin in the United States. In addition, we plan to seek U.S. regulatory approval for the additional indication of hospital acquired pneumonia for telavancin and our telavancin collaborator Astellas Pharma Inc. (Astellas) plans to seek foreign regulatory approvals for telavancin. We will be unable to generate any revenues from royalty payments from the commercialization and sale of telavancin if we fail to obtain these approvals.

We rely on a number of manufacturers for our product candidates and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

We do not have in-house manufacturing capabilities and depend entirely on a number of third-party active pharmaceutical ingredient (API) and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our compounds in a timely manner from these third parties could delay clinical studies and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practices regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

Our manufacturing strategy presents the following additional risks:

•       because of the complex nature of our compounds, our manufacturers may not be able to successfully manufacture our compounds in a cost effective and/or timely manner;

•       the processes required to manufacture certain of our compounds are specialized and available only from a limited number of third-party manufacturers;

•       some of the manufacturing processes for our compounds have not been scaled to quantities needed for continued clinical studies or commercial sales, and delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions and commercialization of our compounds; and

•       because some of the third-party manufacturers and formulators are located outside of the U.S., there may be difficulties in importing our compounds or their components into the U.S. as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.

We have sufficient quantities of drug product to complete all of the currently planned clinical studies of telavancin. We plan to manufacture additional API and drug product intended to meet our obligations to Astellas in connection with commercial launch in the event telavancin is approved for sale by regulatory authorities. If we are unable to do so in a timely manner, or if Astellas is unable to arrange for the expanded commercial manufacture of telavancin, the commercial introduction of telavancin, if approved, would be adversely affected.

For our heterodimer compound as well as the development compounds in our GI program, we are using a limited number of sources to manufacture the API and drug product. If any supplier fails to continue to produce supplies for our development activities for these compounds in acceptable quantity and/or quality, our clinical studies could be delayed.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of December 31, 2006, we had an accumulated deficit of approximately $777.8 million.

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

In addition, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions in the world, we are obligated to pay GSK milestone payments of up to an aggregate of $220.0 million under our Beyond Advair collaboration. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Prior to the termination of the call and put arrangements with GSK, we may seek to sell debt securities or incur other indebtedness. After the termination of the call and put arrangements with GSK, we may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, our ability to raise debt and equity financing is constrained by our alliance with GSK and we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

In particular, until the expiration of the put and call provisions with GSK, we are contractually prohibited from selling significant additional equity securities to raise capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our common stock to fall.

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

As of February 15, 2007, GSK beneficially owned approximately 15.6% of our outstanding capital stock, and will have the right in July 2007 to increase its ownership of our stock up to approximately 59.4% through the exercise of its call right. Other than our bacterial infections program and our anesthesia program, which GSK has decided not to license under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our full drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs initiated prior to September 1, 2012 if GSK owns more than 50% of our common stock due to exercise of the call right or the put right. In brief, (i) the call right is GSK’s right, in July 2007, to require us to redeem 50% of our common stock held by each stockholder at $54.25 per share, and (ii) the put right is the right of each of our stockholders in August 2007, if GSK has not exercised its call right in July 2007, to require us to redeem up to 50% of their common stock at $19.375 per share. Pharmaceutical companies other than GSK that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs.

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

We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our preclinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our preclinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. The failure of these third parties to complete activities on schedule or to conduct our studies in accordance with regulatory requirements and our protocols could delay or prevent the further development, approval and commercialization of our product candidates, which could severely harm our business and financial condition. For example, in late 2005 we expanded the number of clinical research organizations working on our Phase 3 HAP program for telavancin due to slower than anticipated enrollment. Retaining alternative or additional service providers involves delays and additional costs. In addition, if we lose our relationship with any one or more of these third parties, we could experience a significant delay in both identifying another comparable service provider and then contracting for its services. We may be unable to retain an alternative service provider on reasonable terms, if at all. Even if we locate an alternative service provider, it is likely that this provider will need additional time to respond to our needs and may not provide the same level of service as the original service provider.

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

We are highly dependent on principal members of our management team and scientific staff, including our Chairman of the board of directors, P. Roy Vagelos, our Chief Executive Officer, Rick E Winningham, our Executive Vice President of Research, Patrick P.A. Humphrey, and our Senior Vice President of Development, Michael Kitt. These executives each have significant pharmaceutical industry experience and Dr. Vagelos and Dr. Humphrey are prominent scientists. The unexpected loss of Dr. Vagelos, Mr. Winningham, Dr. Humphrey or Dr. Kitt could impair our ability to discover, develop and market new medicines. Dr. Humphrey plans to transition out of his position at Theravance in late 2007 or early 2008. The Company has initiated a search to evaluate internal and external candidates to replace Dr. Humphrey as head of Research.

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

As of February 15, 2007, GSK beneficially owned approximately 15.6% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock and in July of this year, GSK may exercise its call right to acquire additional shares and thereby increase its ownership up to approximately 59.4% of our then outstanding capital stock. If GSK exercises this call right, or a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK could own a majority of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors and, depending on GSK’s ownership percentage of our capital stock after September 2007, GSK will have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

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

Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us. For example, GSK may offer to acquire 100% of our outstanding stock from stockholders in certain circumstances, such as if we are faced with a hostile acquisition offer or if our board of directors acts in a manner to facilitate a change in control of us with a party other than GSK. In addition, pursuant to our strategic alliance agreement with GSK, GSK has the right to license all of our full drug discovery and development programs initiated prior to September 1, 2007 or, if GSK acquires more than 50% of our stock in 2007, prior to September 1, 2012. As a result, we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

In July 2007, GSK has the right to require us to redeem 50% of our outstanding common stock for $54.25 per share and, if GSK does not exercise this right, during August 2007 our stockholders will have the right to cause us to redeem up to the same number of shares for $19.375 per share. The existence of the call feature on 50% of our common stock at a fixed price of $54.25 may act as a material impediment to our common stock trading above the $54.25 per share call price. If the call is exercised, our stockholders would participate in valuations above $54.25 per share only with respect to 50% of their shares. Therefore, even if our common stock trades above $54.25 per share, 50% of each stockholder’s shares could be called at $54.25 per share. Similarly, because the put applies to only 50% of our common stock and is not exercisable prior to August of 2007, it is uncertain what effect the put will have on our stock price. Prior to the expiration of the put period, the price at which our common stock will trade may be influenced by the put right. Therefore, after the expiration of the put period, the market price of the common stock may decline significantly. In addition, while GSK is generally prevented from making any unsolicited tender offer for our common stock, any announcement by GSK that it does not intend to exercise the call or any offer GSK may make to our board of directors on terms less favorable than the call right described above could adversely affect our common stock price.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2006, we had 86 issued United States patents and have received notices of allowance for 10 other United States patent applications. As of that date, we had 100 pending patent applications in the United States and 316 granted foreign patents. We also have 24 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 656 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials, the patent lives of the related drug candidates would be reduced.

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

Our stock price may be extremely volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•       any adverse developments or results or perceived adverse developments or results with respect to any product candidates in the Beyond Advair collaboration, in particular, any delay in completing or an adverse result arising out of the Phase 2b program;

•       any adverse development or perceived adverse development with respect to our telavancin NDA filed with the FDA;

•       the extent to which GSK advances (or does not advance) our product candidates through development into commercialization;

•       any adverse developments or results or perceived adverse developments or results with respect to our telavancin Phase 3 clinical studies for HAP;

•       any adverse developments or results or perceived adverse developments or results with respect to our GI program or our heterodimer compound;

•       GSK’s call right in July of this year for 50% of our common stock at $54.25 per share (in particular, a decision by GSK not to exercise its call right or a perception on the part of investors that GSK is not likely to exercise its call right);

•       the put right and the expiration of the put right in August and September of 2007;

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

As of February 15, 2007, GSK beneficially owned approximately 15.6% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 13.5% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a director and beginning in September 2007 will have the right to nominate a certain number of directors depending on GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

Our headquarters are located in South San Francisco, California, and consist of two leased buildings of approximately 110,000 and 60,000 square feet, respectively. The leases expire in March 2012 and may be extended for two additional five-year periods. The current annual rental expense under these leases is approximately $5.8 million, subject to annual increases. We may require additional space as our business expands.

ITEM 3.   LEGAL PROCEEDINGS

The Company has received a letter dated February 8, 2007 from the United States Environmental Protection Agency (“EPA”) indicating that the EPA is considering an administrative action against the Company for alleged violations of certain laws and regulations regarding organic effluent levels in liquid waste generated by the Company. The EPA has invited the Company to submit further information that we believe the EPA should consider before making a decision to proceed with the proposed administrative action. We are in the process of gathering this information and intend to have discussions with the EPA in the near future concerning this matter. While the Company believes it has information to show it has been in compliance and therefore no penalty should be assessed, if we are unable to convince the EPA that it should not proceed, we may be required to pay monetary penalties to the EPA.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq Global Market under the symbol “THRX” since October 5, 2004. The following table sets forth the high and low closing prices of the Company’s Common Stock on a per share basis for the periods indicated and as reported on the Nasdaq Global Market:

Calendar Quarter	High	Low
2006
First Quarter	$29.88	$20.43
Second Quarter	$29.90	$22.06
Third Quarter	$28.02	$22.40
Fourth Quarter	$32.66	$27.38
2005
First Quarter	$18.86	$16.53
Second Quarter	$18.31	$16.55
Third Quarter	$21.57	$16.98
Fourth Quarter	$23.50	$20.86

As of February 15, 2007, there were 394 stockholders of record of our common stock. There is no established public trading market for our Class A common stock, all of which is owned by GSK. We did not make any unregistered sales of equity securities during the fourth quarter of 2006.

Dividend Policy

We currently intend to retain any future earnings to finance our research and development efforts, the development of our proprietary technologies and the expansion of our business. We have never declared or paid cash dividends and do not intend to declare or pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	10,389,343	$12.92	4,864,193	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	10,389,343	$12.92	4,864,193	(2)

(1)          Includes 3,500,000 shares of common stock from the share reserve increase approved by our board of directors on December 6, 2006.

(2)          Includes 293,952 shares of common stock issuable under our Employee Stock Purchase Plan.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on October 5, 2004 and ending on December 31, 2006, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the AMEX Biotechnology Index, over the same period. This graph assumes the investment of $100.00 on October 5, 2004 in our common stock and $100.00 on September 30, 2004 in the Nasdaq Composite Index and the AMEX Biotechnology Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings made by the Company under those statutes, this Stock Performance Graph section shall not be deemed filed with the United States Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN
Among Theravance, Inc., The NASDAQ Composite Index
And The AMEX Biotechnology Index

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue	$19,587	$12,054	$8,940	$3,605	$156
Operating expenses:
Research and development(1)	166,564	137,936	91,627	63,004	69,879
General and administrative(1)	32,193	23,674	23,708	13,067	13,360
Total operating expenses	198,757	161,610	115,335	76,071	83,239
Loss from operations	(179,170)	(149,556)	(106,395)	(72,466)	(83,083)
Interest and other income	13,649	6,969	4,564	3,373	4,990
Interest expense	(523)	(577)	(823)	(1,490)	(1,134)
Net loss	$(166,044)	$(143,164)	$(102,654)	$(70,583)	$(79,227)
Basic and diluted net loss per common share	$(2.81)	$(2.69)	$(3.08)	$(10.37)	$(12.50)
Shares used in computing net loss per common share(2)(3)(4)(5)	59,013	53,270	33,283	6,809	6,336
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$235,570	$200,009	$257,141	$89,152	$148,550
Working capital	147,558	118,677	231,661	71,208	112,720
Total assets	262,424	224,835	286,022	125,449	192,715
Long-term liabilities(6)	139,505	117,078	61,717	37,494	18,187
Convertible preferred stock	—	—	—	367,358	367,358
Accumulated deficit	(777,812)	(611,768)	(468,604)	(365,950)	(295,367)
Total stockholders’ equity (deficit)	63,310	59,584	190,367	(299,566)	(231,934)

(1)          Stock-based compensation, consisting of stock-based compensation expense under SFAS 123(R), the amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, is allocated as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Research and development	$12,635	$3,259	$4,631	$1,300	$3,398
General and administrative	9,196	2,364	3,890	914	1,543
Total stock-based compensation	$21,831	$5,623	$8,521	$2,214	$4,941

(2)          In May 2004, all shares of convertible preferred stock were converted into common stock.

(3)          In May 2004, GSK, through an affiliate, purchased approximately 6.4 million shares of Class A common stock for $108.9 million.

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

(5)          In February 2006, the Company completed its secondary offering with the sale of 5,200,000 shares of common stock. Net proceeds, after underwriters’ commission and offering expenses, totaled $139.9 million.

(6)          Long-term liabilities includes the long-term portion of deferred revenue as follows (in thousands):

	2006	2005	2004	2003	2002
Deferred revenue	$134,383	$111,251	$56,339	$30,965	$8,594

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

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Of our five programs in development, two are in late stage—our telavancin program focusing on treating serious Gram-positive bacterial infections with Astellas and our Beyond Advair collaboration with GSK. By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. We commenced operations in 1997, and as of December 31, 2006, we had an accumulated deficit of $777.8 million. In December 2006, we submitted our first new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for telavancin for the treatment of complicated skin and skin structure infections (cSSSI). However, none of our products candidates have been approved for marketing and sale to patients and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development.

Our net loss for the year ended December 31, 2006 was $166.0 million compared to $143.2 million in 2005, an increase of $22.8 million. This increase was primarily due to higher research and development costs. Research and development spending for the year ended December 31, 2006 increased to $166.6 million compared to $137.9 million in 2005. This increase was primarily driven by higher external research and development costs associated with Phase 3 telavancin clinical programs and Phase 2 clinical studies for our gastrointestinal (GI) motility dysfunction program. Cash, cash equivalents, and short-term investments totaled $235.6 million at December 31, 2006, a decrease of $31.5 million during the fourth quarter 2006 and an increase of $35.6 million since December 31, 2005.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We periodically evaluate our material estimates and judgments based on the terms of underlying agreements, the expected course of development, historical experience and other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical study expenses included in research and development expenses, share-based payment charges, general and administrative expenses and bonus accruals are most critical in fully understanding and evaluating our reported financial results.

Revenue Recognition

In connection with our agreements with GSK, Astellas and AstraZeneca, we recognize revenue from non-refundable, upfront fees and development milestone payments ratably over the term of our performance under the agreements. These advance payments are recorded as deferred revenue pending recognition and are classified as a short or long-term liability on the balance sheet. When the period of deferral cannot be specifically identified from the agreement, management estimates the period based upon critical factors contained within the agreement and other relevant facts. We periodically review the estimated performance period, which could impact the deferral period and, therefore, the timing and the amount of revenue recognized. Significant milestones in the development process typically include initiation of various phases of clinical studies and approvals by regulatory agencies. We have made various changes to our performance periods under our agreements based upon updated product development timelines. During the fourth quarter of 2006, we revised the performance periods for certain agreements based on the progress of our programs. We do not expect that these revisions will have a material impact on the timing of revenue recognized under these contracts in future years. It is possible that future adjustments will be made if actual conditions differ from our current plan and development assumptions.

We have been reimbursed by GSK and Astellas for certain external development costs under their respective collaboration agreements. Such reimbursements have been reflected as a reduction of research and development expense and not as revenue.

Preclinical Study and Clinical Study Expenses

A substantial portion of our preclinical studies and all of our clinical studies have been performed by third-party contract research organizations (CROs). Some CROs bill monthly for services performed, while others bill based upon milestones achieved. We review the activities performed under the significant contracts each quarter. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and percentage of work completed to date. Vendor confirmations are obtained for contracts with longer duration when necessary to validate our estimate of expenses. Our estimates are highly dependent upon the timeliness and accuracy of the data provided by our CROs regarding the status of each program and total program spending and adjustments are made when deemed necessary. To date, we have not recorded any material adjustments as a result of changes to our estimates.

Share-based Payments

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options and employee stock purchases under our 2004 Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. SFAS 123(R) supersedes our previous accounting for employee stock options using the intrinsic-value method in accordance APB No. 25, FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related interpretations, and the disclosure-only provisions of SFAS No. 123.

We adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized in 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of FAS 123; and b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Options granted and employee stock purchases prior to January 1, 2006, are valued in accordance with SFAS 123. The expected volatility and expected term are based on the volatility and expected life assumptions used by similar entities within our industry. We used the accelerated method for expense attribution and recognized option forfeitures as they occurred as allowed by SFAS 123. Options granted and employee stock purchases after January 1, 2006, are valued in accordance with SFAS 123(R). We estimated forfeitures and only recognized expense for those shares expected to vest. We used the straight-line single-option method for expense attribution. For the year ended December 31, 2006, we estimated our annual forfeiture rate to be 3.6% for stock options, based on our historical forfeiture experience.

In accordance with the modified-prospective-transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As a result of adopting FAS 123(R) on January 1, 2006, our net loss for the year ended December 31, 2006 was $17.4 million higher than if we had continued to account for share-based compensation under APB No. 25 as we did in the comparable prior year periods. Accordingly, basic and diluted net loss per share for the year ended December 31, 2006 was $0.29 higher than if we had continued to account for share-based compensation under APB No. 25. In conjunction with this adoption, we have elected to use the short-cut method (as defined under SFAS 123(R)) to calculate our windfall pool of tax benefits. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on our net deferred tax assets, including deferred tax assets related to our net operating loss carryforwards. Total stock-based compensation expense recognized for the year ended December 31, 2006 was $21.8 million, which consisted of $19.5 million related to employee stock options and employee stock purchases, $2.0 million related to the value of options issued to non-employees for services rendered and $0.3 million related to the value of shares of restricted stock. In addition, as of December 31, 2006, there was $30.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

For the year ended December 31, 2005, stock-based compensation expense was $5.6 million, consisting of amortization of deferred stock-based compensation, the value of options issued to non-employees for services rendered, and the amortization of deferred stock-based compensation expense related to the grant of restricted stock.

In 2006, the fair value of each option award is estimated on the grant date using the Black-Scholes valuation model with the weighted average assumptions noted in the table in Note 1. As we have been operating as a public company for a period shorter than our estimated expected option life, we were unable to use actual price volatility or option life data as input assumptions within our Black-Scholes valuation model. Instead we were required to use the “simplified” method as described in SAB 107 related to SFAS 123(R) for expected term and peer companies’ historical price volatility, both of which have been higher than actual results to date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Government securities-Treasury constant maturities in effect at the time of the grant. The use of these assumptions resulted in an increase in the value of estimated stock-based compensation reflected in our consolidated statements of operations.

These assumptions used in the calculation of the fair value of share-based compensation expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different.

Research and Development Expenses

Research and development expenses consist of costs of our drug discovery efforts, conducting preclinical studies and clinical studies, activities related to regulatory filings, patent prosecution related to our development programs and manufacturing development efforts. Research and development expenses include: external research and development expenses incurred under agreements with third-party contract research organizations; third-party contract manufacturing organizations and consultants; employee-related expenses such as salaries and benefits; stock-based compensation; and facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies. We outsource to third parties a substantial portion of our preclinical studies and all of our clinical studies and manufacturing of raw materials, active pharmaceutical ingredient and finished product.

We anticipate that research and development expenses will remain high in 2007 due, in particular, to our telavancin Phase 3 hospital-acquired pneumonia (HAP) clinical program and our two Phase 2 clinical studies for our GI program and for our heterodimer compound. Also we may experience higher spending on other programs to the extent that we successfully advance product candidates to later stages of discovery or development. Depending on the timing and structure of any corporate collaboration, increases in spending may be partially offset by reimbursements or assumption of development costs by corporate partners.

General and Administrative Expenses

General and administrative expenses generally include salaries and benefits, stock-based compensation, professional fees and facility costs. We anticipate that general and administrative expenses will increase to support our growing development, manufacturing and commercialization efforts.

Bonus Accruals

Theravance has short- and long-term bonus programs for certain eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, in some cases over a period of time in excess of twelve months, it is possible for bonus expense to vary significantly in future periods. To date, we have not recorded a material adjustment as a result of changes to our bonus estimates.

Collaboration Arrangements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to our telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through December 31, 2006, we have received $101.0 million in upfront and milestone payments from Astellas and we are eligible to receive up to an additional $126.0 million in clinical and regulatory milestone payments, which include up to $116.0 million for completion of clinical studies and filing and approval of new drug applications for cSSSI and HAP, and $10.0 million if the Phase 3 data demonstrates telavancin’s superiority over vancomycin for HAP patients infected with methicillin-resistant Staphylococcus aureus (MRSA). We recorded the payments as deferred revenue to be amortized ratably over our estimated period of performance (development and commercialization period). We recognized $6.5 million and $0.4 million in revenue under this agreement in 2006 and 2005, respectively.

If telavancin is commercialized, we will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, we will be responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and HAP, and Astellas will be responsible for substantially all other costs associated with commercialization and further development of telavancin. In addition to the license rights to telavancin, Astellas also received an option to further develop and commercialize TD-1792, our heterodimer antibiotic compound that entered Phase 2 clinical studies in December 2006.

2002 Beyond Advair Collaboration with GSK

In November 2002, we entered into our Beyond Advair collaboration with GSK to develop and commercialize long-acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD). Each company contributed four LABA product candidates to the collaboration and two product candidates are in Phase 2b clinical programs. In connection with this collaboration, in 2002 we received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of our Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, we were eligible to receive up to $495.0 million in development, approval, launch, and sales milestones and royalties on the sales of any product resulting from this collaboration. As of December 31, 2006, we have received a total of $50.0 million in development milestones and have up to $445.0 million in remaining milestones allocated as follows: up to $75.0 million related to the achievement of certain clinical milestones by a Theravance-discovered LABA compound, up to $220.0 million related to approval and launch of a product containing a Theravance-discovered LABA in multiple regions in the world, and up to $150.0 million related to the achievement of certain sales thresholds, whether the LABA compound was discovered by Theravance or GSK. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions in the world, we will be obligated to make payments to GSK of up to $220.0 million. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, we are entitled to receive the same royalties on product sales of medicines from the Beyond Advair collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6 billion. Sales of single agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

We recorded the initial cash payment and subsequent milestone payments as deferred revenue to be amortized ratably over our estimated period of performance (the product development period). Collaboration revenue from GSK was $7.8 million, $7.6 million and $7.0 million in 2006, 2005 and 2004, respectively. Subsequent development milestones are expected to be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, we accrued reimbursements of $0.3 million and $0.4 million in 2005 and 2004, respectively, compared to none in 2006, as an offset to research and development expense for certain costs related to the collaboration that were reimbursable by GSK.

2004 Strategic Alliance with GSK

In March 2004, we entered into our strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the strategic alliance with GSK, we received a $20.0 million payment in May 2004. This payment is being amortized over the initial period during which GSK may exercise its right to license certain of our programs under the agreement, which we currently estimate to be through September 2011. In connection with the strategic alliance, we recognized $2.7 million, $2.7 million and $1.7 million in revenue in 2006, 2005 and 2004, respectively. In addition, in May 2004, GSK, through an affiliate, purchased approximately 6.4 million shares of our Class A common stock for an aggregate purchase price of $108.9 million.

The alliance provides GSK with an option to license product candidates from all of our full drug discovery and development programs initiated prior to September 1, 2007 on pre-determined terms and on an exclusive, world-wide basis. Upon licensing a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. Consistent with our strategy, we are obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments based on performance and royalties on any sales of medicines developed from these programs. The royalty structure for a product containing one of our compounds as a single active ingredient in the programs licensed to date by GSK would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from up to $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not exercise its right to license a development program, we retain all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed our two COPD programs: LABA and MABA.

In August 2004, GSK exercised its right to license our long-acting muscarinic antagonist (LAMA) program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. Through December 31, 2006, we received a milestone payment from GSK of $3.0 million related to clinical progress of our candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). We recognized $1.0 million, $0.9 million and $0.2 million in revenue related to the LAMA program in 2006, 2005 and 2004, respectively. Additionally, we accrued reimbursements of $0.4 million, $0.5 million and $2.1 million in 2006, 2005 and 2004, respectively, as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK.

In March 2005, GSK exercised its right to license the Company’s muscarinic antagonist-beta2 agonist (MABA) program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through December 31, 2006, we received a milestone payment from GSK of $3.0 million related to clinical progress of our candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). We recognized $0.9 million and $0.5 million in revenue related to the MABA program in 2006 and 2005, respectively. Additionally, we accrued reimbursements of zero and $2.9 million in 2006 and 2005, respectively, as an offset to research and development expense for certain costs related to the MABA program that were reimbursable by GSK.

GSK may increase its ownership of our outstanding stock up to approximately 59.4% through the issuance by us to GSK of the number of shares of our common stock that we may be required to redeem from our stockholders as described below. In July 2007, GSK has the right to require us to redeem (“call”), and upon notice of such redemption, each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption, 50% of our common stock held by such stockholder at $54.25 per share. If GSK does not exercise this right, our stockholders (including GSK, to the extent GSK holds common stock) have the right to require us to redeem (“put”) up to 50% of their common stock at $19.375 per share in August 2007. In either case, GSK is contractually obligated to pay to us the funds necessary for us to redeem the shares of common stock from our stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525.0 million. We are under no obligation to redeem our shares under the call or the put until we receive from GSK funds to redeem the shares. Alternatively, if our stockholders exercise the put, GSK may elect to purchase the shares of common stock that are put directly from our stockholders. In connection with those arrangements, we have agreed not to issue new equity securities if it would cause more than approximately 54.2 million shares of common stock subject to the put (including securities vested and exercisable or convertible into shares of common stock) to be outstanding as of the put date. If GSK’s ownership increases to more than 50% in 2007 as a result of the call or put, it will receive an extension of its option to license our full drug discovery programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

The effect of the redemption of our common stock pursuant to the call or the put would not cause a decrease to our cash balances, total assets, or total stockholders’ equity. Accordingly, we have classified our common stock within stockholders’ equity.

Results of Operations

Revenue.   We recognized revenue of $19.6 million, $12.1 million and $8.9 million in 2006, 2005 and 2004, respectively, from the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and strategic alliance agreements and from Astellas related to our telavancin collaboration. Following are the upfront and milestone payments received from GSK under the Beyond Advair collaboration and strategic alliance agreements, from Astellas under the telavancin collaboration and from AstraZeneca under our license agreement through December 31, 2006 (in millions).

Agreements/Programs	Signed Agreement/Licensed Program	Upfront and Milestone Payments
GSK Collaborations
Beyond Advair collaboration	2002	$60.0
Strategic Alliance agreement execution	2004	20.0
Strategic Alliance—LAMA license	2004	8.0
Strategic Alliance—MABA license	2005	8.0
Astellas License agreement	2005	101.0
AstraZeneca License agreement execution	2006	1.0
Total		$198.0

Upfront fees and milestone payments received have been deferred and are being amortized ratably into revenue over the applicable estimated performance periods with end dates ranging between 2007 and 2019. Revenue in 2007 is expected to be comprised of the ongoing amortization of deferred revenue that relates to the $198.0 million of upfront and milestone payments received through December 31, 2006, under our agreements with GSK, Astellas and AstraZeneca and to any additional upfront or milestone payments earned under current or new agreements with GSK, Astellas, AstraZeneca or other partners. We periodically review the estimated performance periods of our contracts and as such, during the fourth quarter of 2006, we revised performance periods for certain agreements based on the progress of our programs. We do not expect that this will have a material impact on future revenue recognized under these contracts.

Research & Development

Research and development expenses (in millions):

	Year Ended December 31,
	2006	2005	2004
External research and development	$94.0	$78.7	$34.9
Employee-related	37.5	35.6	32.6
Stock-based compensation	12.6	3.3	4.6
Facilities, depreciation and other allocated	22.5	20.3	19.5
Total research and development expenses	$166.6	$137.9	$91.6

Research and development expenses increased $28.7 million in 2006 compared to 2005. This increase was primarily the result of higher external research and development expenses, higher stock-based compensation expenses associated with the implementation of SFAS 123(R) and higher facilities-related costs. The higher external development costs were primarily related to increased clinical services and contract manufacturing activities supporting our two Phase 3 clinical programs for telavancin, as well as Phase 2 clinical studies for TD-5108 (our GI motility dysfunction candidate) and other various development and discovery programs.

Employee-related research and development expenses increased $1.9 million in 2006 compared to 2005. This increase was due to higher salary and benefits costs in 2006 partially offset by lower recruiting and relocation costs. Facilities, depreciation and other allocated expenses increased $2.2 million in 2006 compared to 2005. This increase was due primarily to higher supplies and materials costs used to support our clinical programs, as well as higher facilities-related expenses.

Total research and development stock-based compensation expense for 2006 was $12.6 million, consisting of stock-based compensation expense related to employee stock options, employee stock purchases and the value of options issued to non-employees for services rendered. Stock-based compensation expense recognized for 2005 was $3.3 million, consisting of the amortization expense of deferred stock-based compensation related to employees and the value of stock options granted to non-employees. In accordance with the modified-prospective-transition method, the research and development expenses for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Research and development expenses increased 51.0% in 2005, compared to 2004. This increase was primarily the result of higher external research and development expenses and increased employee costs. The higher external development costs were primarily related to preclinical and clinical services and contract manufacturing activities supporting Phase 3 clinical programs for telavancin as well as Phase 1 clinical studies for TD-2749 and TD-5108 (our GI motility dysfunction candidates) and TD-6301 (our candidate for our overactive bladder program which was terminated in October 2005) and external research and development expenses for the other development and discovery programs, which increased by $41.1 million compared to 2004.

Employee-related research and development expenses increased by $3.0 million in 2005 compared to 2004. This increase was due to higher salary and benefits costs in 2005 partially offset by the forgiveness of an executive loan of $1.0 million and related employee income and employment taxes of $0.7 million in June 2004. Facilities, depreciation and other allocated expenses were relatively unchanged in 2005 compared to 2004.

Research and development expenses for 2007 will be driven largely by clinical study enrollment, particularly for our HAP telavancin Phase 3 studies and Phase 2 clinical studies for our GI program and for our heterodimer compound. Should enrollment occur more quickly than forecast or should we begin various studies sooner than anticipated, it is possible that these expenses will increase. Under our agreement with Astellas, we are responsible for completion of the HAP telavancin Phase 3 program, publication of the results of these studies, preparation and submission of a new drug application (NDA) to the United States Food and Drug Administration (FDA) for the HAP indication, and manufacture of sufficient quantities of active pharmaceutical ingredient (API) and drug product for the launch of telavancin for the first approved indication. We are reliant on the efforts of third parties, including contract research organizations, consultants and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which these responsibilities will be completed, we anticipate that our aggregate external costs associated with the telavancin Phase 3 programs will be towards the upper end of the range of $125.0 million to $150.0 million.

Other external research and development expenses will be driven by our ongoing development efforts in our GI program and our heterodimer compound, as well as expenses associated with our additional early-stage drug discovery programs. However, actual expenses may vary considerably based upon the timing of program initiation, study enrollment rates, and the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative.   General and administrative expenses increased to $32.2 million in 2006, from $23.7 million in 2005. The net increase of $8.5 million was due primarily to an increase in stock-based compensation expense of $6.8 million, as well as higher costs for external consulting, employee-related expenses and facilities costs of $1.7 million. External consulting costs increased by $0.6 million in 2006 compared to 2005, due primarily to the use of outside consultants to assist us in preparing the telavancin cSSSI NDA.

The total general and administrative stock-based compensation expense recognized for 2006 was $9.2 million, consisting of stock-based compensation expense related to employee stock options, to employee stock purchases, the value of options issued to non-employees for services rendered and to stock-based compensation expense related to restricted stock. Stock-based compensation expense for 2005 was $2.4 million, consisting of the amortization of deferred stock-based compensation related to employees and the value of stock options granted to non-employees. In accordance with the modified-prospective transition method, the general and administrative expenses for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

General and administrative expenses were relatively unchanged at $23.7 million for both 2005 and 2004. Expenses increased in 2005 due to higher employee and facilities related expenses of approximately $3.8 million, higher audit and consulting costs related to Sarbanes Oxley of approximately $1.2 million and telavancin pre-launch marketing costs of approximately $0.6 million. Included in the higher employee expenses for 2005 was a bonus paid to an executive of $1.1 million. These increases were partially offset by the forgiveness of an executive loan in June 2004 of $3.0 million and related employee income and employment taxes of $2.9 million and decreased stock-based compensation expense in 2005 compared to 2004.

We anticipate general and administrative expenses will increase in 2007 and subsequent years to support our discovery and development efforts, commercial development activities and expanded operational infrastructure. In addition, general and administrative expenses may increase in the first half of 2007 as a result of a potential non-recurring stock-based compensation charge up to a maximum amount of $0.8 million related to the modification of a former executive’s stock options in conjunction with his termination.

Interest and other income.   Interest and other income include interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities. Interest income increased to $13.6 million in 2006 from $7.0 million in 2005 due to higher average cash balances in 2006 which included proceeds from the closing of our public offering in February 2006. Interest and other income include interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities. Interest income increased to $7.0 million in 2005 from $4.6 million in 2004 due to relatively higher average cash balances in 2005 following the closing of our initial public offering in October 2004 and lower rates of return in 2004 compared to 2005.

Interest expense.   Interest expense includes interest expense on capital lease and debt arrangements. Interest expense decreased to $0.5 million in 2006 from $0.6 million in 2005 and to $0.6 million in 2005 from $0.8 million in 2004, in both cases due to declining capital lease and debt balances.

Income Taxes

At December 31, 2006, we had net operating loss carryforwards for federal income taxes of $525.5 million and federal research and development tax credit carryforwards of $12.5 million. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. We recorded a valuation allowance to offset in full the benefit related to our deferred tax assets because realization of these benefits is uncertain.

Liquidity and Capital Resources

As of December 31, 2006 and December 31, 2005, we had $235.6 million and $200.0 million in cash, cash equivalents and marketable securities, respectively, in each case excluding $3.9 million in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment. In February 2006, we raised proceeds of $139.9 million, net of issuance costs, upon the closing of an underwritten public offering of 5.2 million shares of common stock at a price per share of $28.50.

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the call and put arrangements with GSK in 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock subject to the put (including securities that are vested and exercisable or convertible into shares of common stock) to be outstanding as of the put date. After our sale of 5.2 million shares of common stock in February 2006, we are contractually prohibited from selling significant additional equity securities to raise capital until the expiration of the call and put arrangements with GSK. In addition:

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

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next eighteen months based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. We also expect expenditures to increase as we invest in administrative infrastructure to support our expanded operations. As a result, we will likely raise additional funds in advance of actual cash needs or if we choose to expand more rapidly than we presently anticipate, or if our operating costs exceed our expectations. Pursuant to the restrictions in our agreements with GSK, we cannot sell significant additional equity until expiration of the call and put arrangements in 2007, but we may sell debt securities or incur indebtedness, subject to limitations under one or more credit facilities and our agreements with GSK. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

Cash Flows

Net cash used in operating activities was $104.8 million and $58.6 million in 2006 and 2005, respectively. The increase in cash used in operations of $46.2 million was primarily due to an increase in research and development expenses, partially offset by cash payments of $36.0 million from Astellas. Net cash used in operating activities was $58.6 million and $47.8 million in 2005 and 2004, respectively. The increase in cash used in operations of $10.8 million was primarily due to an increase in research and development and general and administrative expenses and a decrease in cash payments received from GSK related to the 2004 strategic alliance, partially offset by a cash payment of $65.0 million from Astellas in late 2005.

Investing activities used cash of $18.6 million and provided cash of $3.3 million in 2006 and 2005, respectively. The increase in 2006 primarily results from increased purchases of marketable securities and increased capital expenditures. Investing activities provided cash of $3.3 million and used cash of $100.4 million in 2005 and 2004, respectively. The increase in 2005 primarily results from an increase in proceeds from net sales and maturities of marketable securities, partially offset by an increase in capital expenditures.

Financing activities provided cash of $146.0 million and $3.7 million in 2006 and 2005, respectively. The increase in cash provided by financing activities was primarily due to our public offering in February 2006 from which we received net proceeds of $139.9 million. Financing activities provided cash of $3.7 million and $213.9 million in 2005 and 2004, respectively. The decrease in cash provided by financing activities was primarily due to GSK’s purchase of our Class A common stock for $108.9 million in connection with the 2004 strategic alliance in May 2004 and $109.0 million in net proceeds received from our initial public offering and concurrent sale of Class A common stock to a GSK affiliate in October 2004.

Contractual Obligations and Commitments

Our major outstanding contractual obligations relate to our notes payable, capital leases from equipment financings, operating leases and fixed purchase commitments under contract research,

development and clinical supply agreements. These contractual obligations as of December 31, 2006, are as follows (in millions):

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Notes payable	$0.1	$0.2	$0.3	$—	$0.6
Operating leases	6.3	12.4	13.0	1.7	33.4
Purchase obligations	2.6	—	—	—	2.6
Total	$9.0	$12.6	$13.3	$1.7	$36.6

As security for our performance of certain obligations including the operating leases of our headquarters, we have issued letters of credit totaling $3.9 million, collateralized by an equal amount of restricted cash.

Pursuant to our Beyond Advair collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions in the world, we will be obligated to make milestone payments to GSK of up to an aggregate of $220.0 million. Based on available information, we do not estimate that any significant portion of these potential milestone payments to GSK are likely to be made in the next three years.

Effect of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48). FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. The Company will adopt FIN 48, as required on January 1, 2007. The Company has not performed the calculations related to this implementation and therefore the impact of FIN 48 on its financial statements is unknown at this time.

On June 1, 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

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

Most of our transactions are conducted in U.S. dollars, although we do conduct some preclinical and clinical studies, and manufacture some active pharmaceutical ingredient with vendors located outside the United States. Some of these expenses are paid in U.S. dollars, and some are paid in the local foreign currency. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THERAVANCE, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$72,388	$49,787
Marketable securities	128,692	112,138
Receivable from related party	608	990
Notes receivable	1,118	32
Prepaid and other current assets	4,361	3,903
Total current assets	207,167	166,850
Marketable securities	34,490	38,084
Restricted cash and cash equivalents	3,860	3,860
Property and equipment, net	15,101	13,180
Deferred sublease costs	—	297
Notes receivable	1,782	2,464
Other assets	24	100
Total assets	$262,424	$224,835
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,011	$8,118
Accrued personnel-related expenses	8,316	6,041
Accrued clinical and development expenses	13,608	13,779
Other accrued liabilities	2,314	1,997
Current portion of notes payable	87	75
Current portion of capital lease obligations	—	1,169
Current portion of deferred revenue	19,273	16,994
Total current liabilities	59,609	48,173
Deferred rent	2,298	2,538
Notes payable	538	631
Deferred revenue	134,383	111,251
Other long term liabilities	2,286	2,658
Commitments and Contingencies (Notes 3, 7 and 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 50,746 and 44,475 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively.	507	444
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at December 31, 2006 and December 31, 2005.	94	94
Additional paid-in capital	840,498	676,299
Notes receivable from stockholders	(3)	(17)
Deferred stock-based compensation	—	(4,965)
Accumulated other comprehensive income (loss)	26	(503)
Accumulated deficit	(777,812)	(611,768)
Total stockholders’ equity	63,310	59,584
Total liabilities and stockholders’ equity	$262,424	$224,835

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue (includes amounts from GSK, a related party, of $12,565, $11,685 and $8,940 in 2006, 2005 and 2004, respectively	$19,587	$12,054	$8,940
Operating expenses:
Research and development	166,564	137,936	91,627
General and administrative	32,193	23,674	23,708
Total operating expenses	198,757	161,610	115,335
Loss from operations	(179,170)	(149,556)	(106,395)
Interest and other income	13,649	6,969	4,564
Interest expense	(523)	(577)	(823)
Net loss	$(166,044)	$(143,164)	$(102,654)
Basic and diluted net loss per common share	$(2.81)	$(2.69)	$(3.08)
Shares used in computing net loss per common share	59,013	53,270	33,283

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.
Consolidated Statements Convertible Preferred Stock and of Stockholders’ Equity (Deficit)
(in thousands)

								Notes		Accumulated		Total
	Convertible				Class A		Additional	Receivable	Deferred	Other		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-In	from	Stock-Based	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2003	47,644	$ 367,358	7,230	$ 72	—	—	$ 68,737	$ (928)	$ (1,518)	$ 21	$ (365,950)	$ (299,566)
Stock option exercises at prices ranging from $0.78 to $9.69, net of repurchases and net of unvested stock options exercised early	—	—	329	3	—	—	1,728	—	—	—	—	1,731
Exercise of warrants to purchase 20,000 shares of Series C preferred stock	20	170	—	—	—	—	—	—	—	—	—	—
Exercise of warrants to purchase 4,000 shares of Series A preferred stock	4	5	—	—	—	—	—	—	—	—	—	—
Conversion of Series A through D-1 convertible preferred stock into common stock	(43,668)	(327,596)	28,890	289	—	—	327,307	—	—	—	—	327,596
Conversion of Series E preferred stock into common stock	(4,000)	(39,937)	2,580	26	—	—	39,911	—	—	—	—	39,937
Exchange of common stock for Class A common stock	—	—	(2,580)	(26)	2,580	26	—	—	—	—	—	—
Issuance of common stock for cash in initial public offering, net of offering expenses of $3.2 million	—	—	7,073	71	—	—	101,997	—	—	—	—	102,068
Issuance of Class A common stock, net of issuance costs of $2.8 million	—	—	—	—	6,388	64	105,999	—	—	—	—	106,063
Issuance of Class A common stock for cash concurrent to our initial public offering	—	—	—	—	434	4	6,936	—	—	—	—	6,940
Forgiveness and repayments of notes receivable	—	—	—	—	—	—	—	433	—	—	—	433
Stock-based compensation related to grants of stock options to nonemployees	—	—	—	—	—	—	830	—	—	—	—	830
Reversal of deferred stock-based compensation related to employee terminations	—	—	—	—	—	—	(1,155)	—	815	—	—	(340)
Amortization of deferred stock-based compensation	—	—	—	—	—	—		—	8,032	—	—	8,032
Deferred stock-based compensation	—	—	—	—	—	—	17,408	—	(17,408)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—		(102,654)	(102,654)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(703)	—	(703)
Total comprehensive loss												(103,357)
Balance at December 31, 2004	—	$ —	43,522	$ 435	9,402	$ 94	$ 669,698	$ (495)	$ (10,079)	$ (682)	$ (468,604)	$ 190,367
Common stock issuances from employee stock option and purchase plans at prices ranging from $1.32 to $14.75, net of repurchases and net of unvested stock options exercised early	—	—	945	9	—	—	6,067	—	—	—	—	6,076
Exercise of warrants to purchase shares of common stock			8	—	—	—	25	—	—		—	25
Forgiveness and repayments of notes receivable	—	—	—	—	—	—	—	478	—	—	—	478
Stock-based compensation related to grants of stock options to nonemployees	—	—	—	—	—	—	927	—	—	—	—	927
Reversal of deferred stock-based compensation related to employee terminations	—	—	—	—	—	—	(1,314)	—	807	—	—	(507)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	5,203	—	—	5,203
Deferred stock-based compensation	—	—	—	—	—	—	896	—	(896)	—	—	—
Comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(143,164)	(143,164)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	179	—	179
Total comprehensive loss												(142,985)
Balance at December 31, 2005	—	$ —	44,475	$ 444	9,402	$ 94	$ 676,299	$ (17)	$ (4,965)	$ (503)	$ (611,768)	$ 59,584
Common stock issuances from employee stock option and purchase plans at prices ranging from $1.32 to $21.89, net of repurchases and net of unvested stock options exercised early	—	—	1,071	11	—	—	7,522	—	—	—	—	7,533
Issuance of common stock for cash in secondary stock offering, net of expenses of $0.1 million	—	—	5,200	52	—	—	139,811	—	—	—	—	139,863
FAS 123(R) employee stock-based compensation	—	—	—	—	—	—	19,433	—	—	—	—	19,433
Forgiveness and repayments of notes receivable	—	—	—	—	—	—	—	14	—	—	—	14
Stock-based compensation related to grants of stock options to nonemployees	—	—	—	—	—	—	2,104	—	—	—	—	2,104
Amortization of deferred stock-based compensation	—	—	—	—	—	—	294	—	—	—	—	294
Reversal of deferred stock-based compensation	—	—	—	—	—	—	(4,965)	—	4,965	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(166,044)	(166,044)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	529	—	529
Total comprehensive loss												(165,515)
Balance at December 31, 2006	—	$ —	50,746	$ 507	9,402	$ 94	$ 840,498	$ (3)	$ —	$ 26	$ (777,812)	$ 63,310

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows provided by (used in) operating activities
Net loss	$(166,044)	$(143,164)	$(102,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,198	4,107	4,812
Stock-based compensation	21,831	5,623	8,521
Forgiveness of notes receivables	53	179	4,308
Other non-cash operating activities	709	403	(226)
Changes in operating assets and liabilities:
Receivables, prepaid and other assets	12	2,374	(3,772)
Accounts payable and accrued liabilities	7,203	9,664	6,681
Accrued personnel-related expenses	2,275	(475)	2,075
Deferred rent	(240)	138	273
Deferred revenue	25,411	60,947	31,060
Other liabilities	(199)	1,559	1,099
Net cash used in operating activities	(104,791)	(58,645)	(47,823)
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(5,708)	(3,443)	(2,085)
Purchases of marketable securities	(190,974)	(152,260)	(170,713)
Maturities of marketable securities	124,715	89,330	38,232
Sales of marketable securities	53,828	68,617	29,452
Restricted cash and cash equivalents	—	677	1,587
Additions to notes receivable	(850)	(160)	(708)
Decrease in notes receivable	407	578	3,867
Net cash provided by (used in) investing activities	(18,582)	3,339	(100,368)
Cash flows provided by (used in) financing activities
Payments on notes payables and capital leases	(1,250)	(2,525)	(3,470)
Net proceeds from issuances of convertible preferred stock	—	—	175
Net proceeds from issuances of common stock	147,224	6,207	217,149
Net cash provided by (used in) financing activities	145,974	3,682	213,854
Net increase (decrease) in cash and cash equivalents	22,601	(51,624)	65,663
Cash and cash equivalents at beginning of period	49,787	101,411	35,748
Cash and cash equivalents at end of period	$72,388	$49,787	$101,411
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$193	$309	$575
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$—	$367,533
Repurchases/issuances of common stock for notes receivable	$—	$—	$(3)
Addition to (reversal of) deferred stock-based compensation	$(4,965)	$896	$17,408

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Theravance, Inc. (the Company or Theravance) is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Of the Company’s five programs in development, two are in late stage—its telavancin program focusing on treating serious Gram-positive bacterial infections with Astellas Pharma Inc. (Astellas) and the Beyond Advair collaboration with GlaxoSmithKline plc (GSK). By leveraging the Company’s proprietary insight of multivalency to drug discovery focused on validated targets, Theravance is pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. The Company was incorporated in November 1996 in Delaware under the name Advanced Medicine, Inc. and began operations in May 1997. The Company changed its name to Theravance, Inc. in April 2002. In December 2006, the Company submitted its first new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for telavancin for the treatment of complicated skin and skin structure infections (cSSSI) caused by Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). None of the Company’s products have been approved by regulatory agencies and the Company has not received any product revenue to date. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Under certain lease agreements and letters of credit, the Company has used cash and cash equivalents as collateral. There was $3.9 million of restricted cash and cash equivalents related to such agreements at December 31, 2006 and 2005.

Marketable Securities

The Company classifies its marketable securities as available-for-sale and has the ability and the intent of holding these securities for a period of time sufficient to allow for any anticipated recovery in market value. Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in stockholders’ equity and included in accumulated other comprehensive income (loss). The cost of securities in this category is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest and other income. The cost of securities sold is based on the specific-identification method.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, receivables from related party and accounts payable. Marketable securities are carried at fair value. Cash and cash equivalents, receivable from related party and accounts payable are carried at cost. The Company believes approximate fair value due to the relative short maturities of these instruments.

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Staff Accounting Bulletin No. 101 (SAB 101,) “Revenue Recognition in Financial Statements”, as amended by SAB 104 and Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Under EITF 00-21, the Company has determined that the deliverables under its various collaboration agreements do not meet the criteria required for separate accounting units for the purposes of revenue recognition.

In connection with the Company’s agreements with GSK and Astellas, the Company recognizes revenue from non-refundable, upfront fees and development milestone payments ratably over the term of its performance under the agreements. These upfront or milestone payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the balance sheet to be amortized over the period of deferral. Deferred revenue that is classified as short-term or long-term liabilities are amortized to revenue and are not settled with cash. When the period of deferral cannot be specifically identified from the agreement, management estimates the period based upon the terms of the agreement and other relevant facts. The Company periodically reviews the estimated performance periods of its contracts based on the progress of its programs. During the fourth quarter of 2006, the Company revised the performance periods for certain agreements. The Company expects that the revision of the performance periods under these contracts will not have a material impact on the timing of revenue recognized in future years. In addition, the Company has been reimbursed by GSK and Astellas for certain external development costs under their respective collaboration agreements. Such reimbursements have been reflected as a reduction of research and development expense and not as revenue.

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

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees are incurred in the ordinary course of business, and were $0.5 million, $0.5 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Interest receivable related to the notes was $24,000, $25,000 and $0.2 million at December 31, 2006, 2005 and 2004, respectively, and is included in other assets. The Company accrues interest on the notes at rates ranging up to 8%. The outstanding loans have maturity dates ranging from March 2007 through 2014.

Bonus Programs

Theravance has short- and long-term bonus programs for certain eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, in some cases over a period of time in excess of twelve months, it is possible for bonus expense to vary significantly in future periods. Bonus expense was $5.9 million, $6.6 million and $5.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Rent

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

Preclinical Study and Clinical Study Expenses

Most of the Company’s preclinical studies and all of its clinical studies have been performed by third-party contract research organizations (CROs). Some CROs bill monthly for services performed, while others bill based upon milestones achieved. The Company reviews the activities performed under the significant contracts each quarter. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and percentage of work completed to date. Vendor confirmations are obtained for contracts with longer duration when necessary to validate the Company’s estimate of expenses. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by its CROs regarding the status of each program and total program spending and adjustments are made when deemed necessary.

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

The Company adopted SFAS 123(R) using the modified-prospective transition method. Under this method, compensation costs recognized during the year ended December 31, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of SFAS 123; and b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method of the vesting periods while the compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 has been reduced for estimated forfeitures so that compensation expense is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. In addition, under SFAS 123 (R), the Company elected to continue to use the Black-Scholes valuation model for share-based payment awards granted. For additional information, see Note 10. The Company’s determination of the fair value of share-based payment awards on the grant date using option valuation models requires the input of highly subjective assumptions, including the expected price volatility and option life. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the Company is unable to use actual price volatility or option life data as input assumptions within its Black-Scholes valuation model. Instead the Company is required to use the “simplified” method as described in SAB 107 relating to SFAS 123(R) for expected term and peer company price volatility, both of which have been higher than actual results to date. The result of this is an increase in the value of estimated stock-based compensation reflected in the Company’s Consolidated Statements of Operations.

In accordance with the modified-prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Total stock-based compensation expense recognized for the year ended December 31, 2006 was $21.8 million which consisted of $19.5 million related to employee stock options and employee stock purchases, $2.0 million related to the value of options issued to non-employees for services rendered and $0.3 million related to the value of shares of restricted stock. In addition, as of December 31, 2006, there was $30.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years. As a result of adopting FAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $17.4 million higher than if the Company had continued to account for share-based compensation under APB No. 25 as it did in the comparable prior year periods. Accordingly, basic and diluted net loss per share for the year ended December 31, 2006 was $0.29 higher than if the Company had continued to account for share-based compensation under APB No. 25. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

The table below details stock-based compensation expense under SFAS 123(R), the amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, allocated as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Research and development	$12,635	$3,259	$4,631
General and administrative	9,196	2,364	3,890
Total stock-based compensation	$21,831	$5,623	$8,521

The weighted-average assumptions used to value employee stock-based compensation for stock options granted and employee stock purchase plan issuances were as follows:

	Years Ended December 31,
	2006	2005	2004
Employee stock options
Risk-free interest rate	4.56% - 5.16%	3.54% - 4.43%	2.53% - 3.17%
Expected life (in years)	5 - 6	2 - 4	3 - 5
Volatility	0.48 - 0.51	0.7	0.7
Weighted average estimated fair value of stock options granted	$15.65	$8.84	$10.16
Employee stock purchase plan issuances
Risk-free interest rate	4.70% - 5.08%	2.58% - 4.42%	—
Expected life (in years)	0.5 - 2	2	—
Volatility	0.24 - 0.38	0.7	—
Weighted average estimated fair value of ESPP issuances	$8.73	$9.05	—

Pro forma Information under SFAS 123 for Periods Prior to Fiscal 2006

The following table shows the pro forma effect on net loss and net loss per common share if the fair value recognition provisions of SFAS 123 had been applied to stock-based employee compensation (in thousands, except per share amounts) for the years ended December 31, 2005 and 2004. For purposes of pro forma disclosures, pursuant to SFAS No. 123 as amended by SFAS No. 148, the Company amortized the estimated fair value of stock-based employee compensation to expense over the vesting period of the options using the accelerated expense attribution method:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net loss, as reported	$(143,164)	$(102,654)
Add: Employee stock-based compensation calculated using the intrinsic value method	4,455	7,691
Less: Total employee stock compensation calculated using the fair value method	(16,296)	(13,089)
Pro forma net loss	$(155,005)	$(108,052)
Net loss per common share, as reported	$(2.69)	$(3.08)
Net loss common per share, pro forma	$(2.91)	$(3.25)

The foregoing pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan issuances under the fair value method using the Black-Scholes valuation method. As the Company’s common stock had only recently become publicly traded when these estimates were made, certain assumptions regarding stock price volatility and expected life were estimated by considering volatility and expected life assumptions used by similar entities within the Company’s industry. In particular, prior to 2006, the volatility estimate of 70% is significantly higher than the Company’s actual stock price volatility, which was approximately 30% since the Company’s October 2004 initial public offering.

The Company does not currently pay dividends. On May 27, 2004, the Company’s board of directors adopted the 2004 Employee Stock Purchase Plan (ESPP) that became effective on October 5, 2004, the date of the Company’s initial public offering.

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in only one segment which is the research and development of human therapeutics. Revenues are primarily generated from the Company’s collaborations with GSK and Astellas, located in the United Kingdom and Japan, respectively. All long-lived assets are maintained in the United States.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48). FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. The Company will adopt FIN 48, as required on January 1, 2007. The Company has not performed the calculations related to this implementation and therefore the impact of FIN 48 on its financial statements is unknown at this time.

On June 1, 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

Reclassification of Prior Year Amounts

Certain prior year amounts for stock-based compensation expenses and notes receivable have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

2.                 Net Loss Per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares. At December 31, 2006, potential common shares consist of 144,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,389,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. At December 31, 2005, potential common shares consist of 202,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,096,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. At December 31, 2004, potential common shares consist of 250,000 shares subject to repurchase and 9,435,000 shares issuable upon the exercise of stock options and 65,000 shares issuable upon the exercise of warrants. For the years ended December 31, 2006, 2005 and 2004, diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation as their effect is anti-dilutive.

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except for per share amounts)
Basic and diluted:
Net loss	$(166,044)	$(143,164)	$(102,654)
Weighted average shares of common stock outstanding	59,187	53,512	33,605
Less: weighted average shares subject to repurchase	(174)	(242)	(322)
Weighted average shares used in computing basic and diluted net loss per common share	59,013	53,270	33,283
Basic and diluted net loss per common share	$(2.81)	$(2.69)	$(3.08)

For the years ended December 31, 2006, 2005 and 2004, share and per share amounts reflect the conversion of all of the Company’s outstanding preferred stock into common stock or Class A common stock as of May 11, 2004.

3.                 Collaboration Agreements

2002 Beyond Advair Collaboration with GSK

In November 2002, the Company entered into the Beyond Advair collaboration with GSK to develop and commercialize long acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD). Each company contributed four LABA product candidates to the collaboration and two product candidates are in Phase 2b clinical programs. In connection with this collaboration, in 2002 the Company received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of the Company’s Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, the Company was eligible to receive up to $495.0 million in development, approval, launch, and sales milestones and royalties on the sales of any product resulting from this collaboration. As of December 31, 2006, the Company has received a total of $50.0 million in development milestones and has up to $445.0 million in remaining milestones allocated as follows: up to $75.0 million related to the achievement of certain clinical milestones by a Theravance-discovered LABA compound, up to $220.0 million related to approval and launch of a product containing a Theravance-discovered LABA in multiple regions in the world, and up to $150.0 million related to the achievement of certain sales thresholds, whether the LABA compound was discovered by Theravance or GSK. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions in the world, the Company will be obligated to make payments to GSK of up to $220.0 million. In addition, the Company is entitled to receive the same royalties on product sales of medicines from the Beyond Advair collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6 billion. Sales of single agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

The Company recorded the initial cash payment and subsequent milestone payments as deferred revenue, to be amortized ratably over the Company’s estimated period of performance (the product development period). Collaboration revenue from GSK was $7.8 million, $7.6 million and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Subsequent development milestones are expected to be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, the Company accrued reimbursements of $0.3 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively, compared to none for the year ended December 31, 2006, as an offset to research and development expense for certain costs related to the collaboration that were reimbursable by GSK.

2004 Strategic Alliance with GSK

In March 2004, the Company entered into its strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the strategic alliance, the Company received a $20.0 million payment from GSK in May 2004. This payment is being amortized over the initial period during which GSK may exercise its right to license certain of its programs under the agreement, which we currently estimate to be through September 2011. The Company recognized $2.7 million, $2.7 million and $1.7 million in revenue for the years ended December 31, 2006, 2005 and 2004, respectively. In addition in May 2004, GSK through an affiliate, purchased approximately 6.4 million shares of the Company’s Class A common stock for $108.9 million. Pursuant to a partial exercise of its rights under the agreement, upon the closing of its initial public offering in October 2004, GSK purchased an additional 433,757 shares of Class A common stock for $6.9 million.

The alliance provides GSK with an option to license product candidates from the Company’s full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Upon licensing a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. Consistent with the Company’s strategy, the Company is obligated at its sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, the Company is entitled to receive clinical, regulatory and commercial milestone payments based on performance and royalties on any sales of medicines developed from these programs. The royalty structure for a product containing one of the Company’s compounds as a single active ingredient in the programs licensed to date by GSK would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue the Company receives, the total upfront and milestone payments that the Company could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. To date, GSK has licensed the Company’s two COPD programs: LABA and MABA.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the licensing of this program. Through December 31, 2006, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate. These payments will be amortized ratably over the estimated period of performance (the product development period). The Company recognized $1.0 million, $0.9 million and $0.2 million in revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, the Company accrued reimbursements of $0.4 million, $0.5 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, as an offset to research and development expense for certain costs related to the LAMA program that were reimbursable by GSK.

In March 2005, GSK exercised its right to license the Company’s muscarinic antagonist-beta2 agonist (MABA) program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through December 31, 2006, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate. This payment is being amortized ratably over the estimated period of performance (the product development period). The Company recognized $0.9 million and $0.5 million in revenue related to the MABA program for the years ended December 31, 2006 and 2005, respectively. Additionally, the Company accrued reimbursements $2.9 million for the year ended December 31, 2005, compared to none for the year ended December 31, 2006, as an offset to research and development expense for certain costs related to the MABA program that were reimbursable by GSK.

GSK may increase its ownership of the Company’s outstanding stock up to approximately 59.4% through the issuance by the Company to GSK of the number of shares of its common stock that the Company may be required to redeem from its stockholders as described below. In July 2007, GSK has the right to require the Company to redeem (“call”), and upon notice of such redemption, each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption, 50% of the Company’s common stock held by such stockholder at $54.25 per share. If GSK does not exercise this right, the Company’s stockholders (including GSK, to the extent GSK holds common stock) has the right to require the Company to redeem (“put”) up to 50% of their common stock at $19.375 per share in August 2007. In either case, GSK is contractually obligated to pay to the Company the funds necessary for it to redeem the shares of common stock from its stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525.0 million. The Company is under no obligation to redeem its shares under the call or the put until it receives funds from GSK to redeem the shares. Alternatively, if the Company’s stockholders exercise the put, GSK may elect to purchase the shares of common stock that are put directly from its stockholders. In connection with those arrangements, the Company has agreed not to issue new equity securities if it would cause more than approximately 54.2 million shares of common stock subject to the put (including securities vested and exercisable or convertible into shares of common stock) to be outstanding as of the put date. If GSK’s ownership increases to more than 50% in 2007 as a result of the call or put, GSK will receive an extension of its option to license the Company’s full drug discovery programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

The effect of the redemption of the Company’s common stock pursuant to the call or the put would not cause a decrease to its cash balances, total assets, or total stockholders’ equity. Accordingly, the Company has classified its common stock within stockholders’ equity.

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, the Company and Astellas agreed to add Japan to their telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through December 31, 2006, the Company received $101.0 million in upfront and milestone payments from Astellas which included $76.0 million in upfront payments and $25.0 million in milestone payments. The Company recorded these payments as deferred revenue, to be amortized ratably over the estimated period of performance (development and commercialization period). The Company recognized

$6.5 million and $0.4 million in revenue in 2006 and 2005, respectively. The Company is eligible to receive $126.0 million in remaining clinical and regulatory milestone payments, which includes up to $116.0 million for completion of clinical studies and filing and approval of new drug applications for cSSSI and HAP, and $10.0 million if the Phase 3 data demonstrates telavancin’s superiority over vancomycin for HAP patients infected with methicillin-resistant Staphylococcus aureus (MRSA).

If telavancin is commercialized, the Company will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, the Company will be responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and HAP, and Astellas will be responsible for substantially all costs associated with commercialization and further development of telavancin. In addition to the license rights to telavancin, Astellas also received an option to further develop and commercialize TD-1792, the Company’s heterodimer antibiotic compound that entered Phase 2 clinical studies in December 2006.

4.                 Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2006 and December 31, 2005 (in thousands):

	December 31, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. government agencies	$70,060	$38	$(60)	$70,038	$61,182	$10	$(372)	$60,820
U.S. corporate notes	49,219	10	(5)	49,224	47,159	2	(38)	47,123
U.S. commercial paper	66,343	—	—	66,343	44,098	—	—	44,098
Asset-backed securities	42,077	66	(23)	42,120	40,885	4	(109)	40,780
Certificates of deposit	1,910	—	—	1,910	1,611	—	—	1,611
Money market funds	9,795	—	—	9,795	9,437	—	—	9,437
Total	239,404	114	(88)	239,430	204,372	16	(519)	203,869
Less amounts classified as cash and cash equivalents	(72,388)	—	—	(72,388)	(49,787)	—	—	(49,787)
Less amounts classified as restricted cash	(3,860)	—	—	(3,860)	(3,860)	—	—	(3,860)
Amounts classified as marketable securities	$163,156	$114	$(88)	$163,182	$150,725	$16	$(519)	$(150,222)

The estimated fair value amounts have been determined by the Company using available market information. At December 31, 2006, approximately 59% of marketable securities mature within twelve months and 20% of marketable securities mature between twelve and twenty-four months. The remaining 21% are asset-backed securities with effective maturities beyond 24 months. Average duration of available-for-sale securities was approximately six months at December 31, 2006.

Gross realized losses on available-for-sale securities were $14,000, $0.1 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2006 (in thousands):

	In loss position for less than 12 months		In loss position for more than 12 months		Total
	Fair Value	Gross Unrealized losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$24,053	$(20)	$20,205	$(40)	$44,258	$(60)
U.S. corporate notes	5,295	(2)	4,000	(3)	9,295	(5)
Asset-backed securities	9,113	(9)	4,210	(14)	13,323	(23)
Total	$38,461	$(31)	$28,415	$(57)	$66,876	$(88)

The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2006. The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2006 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Marketable securities in an unrealized loss position with effective maturities greater than one year have been classified as marketable securities in non-current assets.

5.                 Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Computer equipment	$2,664	$4,046
Software	3,503	2,371
Furniture and fixtures	3,407	3,384
Laboratory equipment	21,254	18,382
Leasehold improvements	13,636	13,082
	44,464	41,265
Less accumulated depreciation and amortization	(29,363)	(28,085)
Property and equipment, net	$15,101	$13,180

Depreciation expense was $4.2 million, $4.1 million and $4.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The change in accumulated depreciation is net of asset retirements.

6.                 Long-Term Obligations

Capital Lease Arrangements

At December 31, 2006, the Company had no amounts outstanding under its capital lease agreements compared to $1.2 million at December 31, 2005.

Laboratory and computer equipment, furniture and fixtures and leasehold improvements financed under capital lease arrangements are included in property and equipment and the related amortization is included in depreciation expense in the consolidated statements of operations and cash flows. The underlying assets secured the capital lease obligations. During 2006, upon the end of the lease terms, the Company exercised its option to purchase the assets for fair value. There were no assets financed under capital leases at December 31, 2006 compared to $4.3 million at December 31, 2005. The related accumulated amortization was $12.4 million and $11.6 million at December 31, 2006 and 2005, respectively.

Notes Payable

Note payable as follows (in thousands):

	December 31,
	2006	2005
Note payable to lessor	$624	$706
	$624	$706

In June 2002, the Company received approximately $1.1 million under a tenant improvement loan from G.E. Capital, which was payable in monthly installments through June 2005 and bore interest at 10.4% per annum. As of December 31, 2006, no amounts were due under this note. Additionally, in connection with the Company’s lease agreement for its 60,000 square foot facility in South San Francisco, California (see Note 7), the Company received approximately $0.9 million in July 2002 under a tenant improvement loan from the lessor, which is payable in monthly installments through 2012, bears interest at 14.5% per annum and is secured by the underlying leasehold improvements.

The aggregate maturities of the note payable for each of the five years and thereafter are as follows: $0.1 million in 2007, $0.1 million in 2008, $0.1 million in 2009, $0.1 million in 2010, $0.2 million in 2011 and $42,000 thereafter.

7.                 Operating Leases and Subleases

The Company leases a 110,000 square foot facility and an adjacent 60,000 square foot facility in South San Francisco, California. Both of the leases expire in 2012 and have two renewal options of five years each. As security for performance of its future obligations under these leases, the Company has letters of credit for an aggregate $3.9 million, collateralized by an equal amount of restricted cash. If the Company’s unrestricted cash and marketable securities balance is less than $50.0 million during the terms of the leases, then the letters of credit must be increased by an aggregate of $1.0 million. The current annual rental expense under the combined leases for the Company’s headquarters is approximately $5.8 million, subject to annual increases.

In addition, the Company has subleased its previously occupied facilities in Cranbury, New Jersey for periods approximating the Company’s remaining lease terms.

At December 31, 2006, the Company’s future minimum commitments under noncancelable operating leases, net of sublease income, are as follows (in thousands):

	Minimum Lease	Sublease	Net Lease
	Commitments	Income	Commitments
Year ending December 31:
2007	$6,340	$(508)	$5,832
2008	6,133	—	6,133
2009	6,285	—	6,285
2010	6,442	—	6,442
2011	6,603	—	6,603
Thereafter	1,661	—	1,661
	$33,464	$(508)	$32,956

Expenses and income associated with operating leases were as follows (in millions):

	Years Ended December 31,
	2006	2005	2004
Rent expense	$6.7	$6.8	$7.1
Sublease income, net	(0.3)	(0.4)	(0.9)

8.                 Commitments and Contingencies

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, the Company is unable to estimate the potential exposure related to these indemnification agreements. The Company accrues for such contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company has not recognized any liabilities relating to these agreements as of December 31, 2006.

Purchase Obligations

At December 31, 2006, the Company had outstanding purchase obligations that are committed through 2007, under commercially reasonable terms, primarily for services from contract research organizations, totaling $2.6 million.

Legal Proceedings

The Company has received a letter dated February 8, 2007 from the United States Environmental Protection Agency (“EPA”) indicating that the EPA is considering an administrative action against the Company for alleged violations of certain laws and regulations regarding organic effluent levels in liquid waste generated by the Company. The EPA has invited the Company to submit further information that it believes the EPA should consider before making a decision to proceed with the proposed administrative action. The Company is in the process of gathering this information and intends to have discussions with the EPA in the near future concerning this matter. While the Company believes it has information to show it has been in compliance and therefore no penalty should be assessed, if the Company is unable to convince the EPA that it should not proceed, the Company may be required to pay monetary penalties to the EPA.

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

10.          Stockholders’ Equity

Common Stock

In connection with the strategic alliance agreement with GSK (see Note 3), the Company restated its Certificate of Incorporation to authorize additional common stock, Class A common stock and undesignated preferred stock. The common stockholders and Class A common stockholders are entitled to one vote per share and are entitled to share equally in any dividends as declared by the Company’s board of directors. Upon the liquidation, the Company’s assets shall be distributed among the holders of the common stock and Class A common stock on a pro rata basis, subject to the prior rights of holders of any classes of stock.

In July 2007, GSK has the right to require the Company to redeem (“call”), and upon notice of such redemption, each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption, 50% of the Company’s common stock held by such stockholder at $54.25 per share. If GSK does not exercise this right, the Company’s stockholders (including GSK, to the extent GSK holds common stock) have the right to require the Company to redeem (“put”) up to 50% of their common stock at $19.375 per share in August 2007. In either case, GSK is contractually obligated to pay to the Company the funds necessary for it to redeem the shares of common stock from its stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525.0 million. The Company is under no obligation to redeem its shares under the call or the put until it receives the funds from GSK to redeem the shares. Alternatively, if the Company’s stockholders exercise the put, GSK may elect to purchase the shares of common stock that are put directly from the Company’s stockholders. In connection with those arrangements, the Company has agreed not to issue new equity securities if it would cause more than approximately 54.2 million shares of common stock subject to the put (including securities vested and exercisable or convertible into shares of common stock) to be outstanding as of the put date. If GSK’s ownership increases to more than 50% in 2007 as a result of the call or put, it will receive an extension of its option to license the Company’s full drug discovery programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

The effect of the redemption of the Company’s common stock pursuant to the call or the put would not cause a decrease to its cash balances, total assets, or total stockholders’ equity. Accordingly, the Company has classified its common stock within stockholders’ equity. The Class A common stock has certain rights to nominate members of the Company’s board of directors, and is not subject to the call and put. GSK may convert each share of Class A common stock into one share of common stock after (i) the date that the call occurs, or (ii) the end of the put period, as applicable.

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

As of December 31, 2006, the Company issued 331,048 shares under the ESPP at an average price of $13.92 (165,738 shares at an average price of $13.64 as of December 31, 2005). The total number of remaining shares available for issuance under the plan was 293,952. For the year ended December 31, 2006, the total stock-based compensation expense recognized related to the ESPP under SFAS 123(R) was $1.6 million.

Stock Option Plans

The Company issues stock options under the 2004 Equity Incentive Plan, which was adopted on May 27, 2004 by the Company’s board of directors and became effective as of the date of the Company’s initial public offering on October 5, 2004. The aggregate number of shares that may be awarded under the 2004 Equity Incentive Plan was 3,700,000 shares which were reserved for issuance under the 2004 Equity Incentive Plan plus 9,334,745 shares remaining available for issuance under the 1997 Stock Option Plan and the Long-Term Stock Option Plan as of the date the 2004 Equity Incentive Plan became effective. No further option grants will be made under the 1997 Stock Plan and the Long-Term Stock Option Plan. The 2004 Equity Incentive Plan provides for the granting of incentive and nonstatutory stock options to employees, officers, directors and consultants of the Company. Incentive stock options and nonstatutory stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years. During the years ended December 31, 2006, 2005 and 2004, the Company granted stock options to purchase 1,645,699, 1,715,534 and 3,758,807 shares at average stock prices of $28.74, $18.67 and $9.86, respectively, under the 2004 Equity Incentive Plan. As of December 31, 2006, total shares remaining available for issuance under the 2004 Equity Incentive Plan were 1,070,241.

The Company previously allowed certain stock option holders to exercise their options by executing stock purchase agreements and full-recourse notes payable to the Company. The stock purchase agreements provide the Company with the right to repurchase unvested shares. Certain full-recourse notes payable include forgiveness provisions whereby the Company forgives the unpaid principal of the note on its maturity date if the optionee remains in continuous service until the maturity date on the notes (see Notes Receivable discussion in Note 1). As of December 31, 2006, 87,095 shares were subject to repurchase under these outstanding note agreements.

In 2004, the Company entered into a modification agreement with a former executive which included extended vesting and exercise periods for his option grants. As of December 31, 2006, the Company recognized $0.1 million of stock-based compensation expense related to this agreement. In addition, there are remaining option grants relating to this modification agreement for which no expense has yet been recognized.

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

Options granted and employee stock purchases after January 1, 2006 are valued in accordance with SFAS 123(R). The Company uses the Black-Scholes option valuation model and the straight-line method single-option method for expense attribution. The expected term of the options granted is derived from the “simplified” method as described in SAB 107 relating to SFAS 123(R). The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption and also on the Company’s historical volatility for certain expected term periods, where applicable, when valuing employee stock purchases. The Company estimated forfeitures and only recognized expense for those shares expected to vest. For the year ended December 31, 2006, the Company determined its estimated annual forfeiture rate to be 3.6%, based on its historical forfeiture experience.

As a result of adopting FAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $17.4 million higher than if the Company had continued to account for share-based compensation under APB No. 25 as it did in the comparable prior year periods. Accordingly, basic and diluted net loss per share for the year ended December 31, 2006 was $0.29 higher than if the Company had continued to account for share-based compensation under APB No. 25. In conjunction with this adoption, the Company elected to use the short-cut method (as defined under SFAS 123(R)) to calculate its windfall pool of tax benefits. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and net operating loss carryforwards.

For the year ended December 31, 2006, under SFAS 123(R), in connection with the grant of certain stock options to employees under the 2004 Equity Incentive Plan, 1997 Stock Option Plan, and the Long-Term Stock Option Plan, the Company recorded stock-based compensation expense of $18.0 million.

There are options to purchase shares of the Company’s common stock held by consultants with exercise prices ranging from $0.78 to $9.69 per share. As of December 31, 2006, options to acquire 87,616 shares are subject to remeasurement of fair value using a Black-Scholes model over their remaining contractual terms. The following assumptions were used for the years ended December 31, 2006, 2005 and 2004: a volatility factor ranging from 0.29 to 0.48 for 2006 and 0.7 for 2005 and 2004; risk-free interest rates ranging from 4.6% to 5.0%, 2.8% to 4.4% and 1.04% to 3.26%, respectively; no dividend yield; and a life of the option equal to the full term, generally up to ten years from the date of grant. In accordance with SFAS 123, the Company recognized expense of $2.0 million, $0.9 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes option activity under the Company’s stock option plans, and related information:

	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
	(In thousands, except per share amounts)
Balance at December 31, 2003	515	6,395	$6.46
Additional shares authorized	6,569	—	—
Options granted	(3,758)	3,758	$9.86
Options exercised	—	(339)	$5.06
Options forfeited	379	(379)	$5.72
Shares repurchased	6	—	$1.81
Balance at December 31, 2004	3,711	9,435	$7.86
Options granted	(1,716)	1,716	$18.67
Restricted stock award granted	(50)	—	—
Options exercised	—	(731)	$5.11
Options forfeited	324	(324)	$10.27
Balance at December 31, 2005	2,269	10,096	$9.82
Options granted	(1,646)	1,646	$28.74
Options exercised	—	(910)	$5.71
Options forfeited	442	(442)	$15.82
Shares repurchased	5	—	$3.10
Balance at December 31, 2006	1,070	10,390	$12.92

No options were granted with exercise prices less than fair value of common stock on the date of grant during the years ended December 31, 2006 and 2005, respectively. The weighted-average fair value of options granted with exercise prices less than fair value of common stock on the date of grant during the year ended December 31, 2004 was $9.79.

The weighted-average fair value of options granted with exercise prices equal to the fair value of common stock on the date of grant for the years ended December 31, 2006, 2005 and 2004 was $15.65, $8.84 and $11.95, respectively.

As of December 31, 2006, there was $30.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years. The total intrinsic value of the options exercised for the years ended December 31, 2006, 2005 and 2004 was $17.7 million, $9.0 million and $2.2 million, respectively and the fair value of options vested for the years ended December 31, 2006, 2005 and 2004 was $5.1 million, $6.8 million and $10.0 million, respectively.

As of December 31, 2006, all outstanding options to purchase common stock of the Company are summarized in the following table (in thousands, except years and per share amounts):

	December 31, 2006				December 31, 2005
	Number		Number	Weighted-	Number		Number	Weighted-
	of Shares		of Shares	Average	of Shares		of Shares	Average
	Subject to	Number	Subject to	Remaining	Subject to	Number	Subject to	Remaining
Exercise Price	Outstanding	of Shares	Options	Contractual	Outstanding	of Shares	Options	Contractual
Per Share	Options	Exercisable	Unvested	Life	Options	Exercisable	Unvested	Life
	(in thousands)				(in thousands)
$0.20	19	19	—	0.7	19	19	—	1.7
$1.32	70	70	—	3.0	118	118	—	4.0
$3.10	1,531	1,531	251	6.4	2,015	2,015	838	7.4
$8.14	—	—	—	—	48	48	—	4.2
$8.53	2,975	2,975	3	4.8	3,359	3,359	125	5.8
$9.69	1,935	30	1,643	7.3	2,037	35	1,770	8.2
$12.40 – $18.25	1,267	201	1,069	8.0	1,327	216	1,166	9.0
$18.26 – $21.70	1,016	—	947	8.3	1,173	—	1,173	9.1
$21.71– $29.65	1,499	—	1,439	9.2	—	—	—	—
$29.66 – $31.48	78	—	78	9.9	—	—	—	—
	10,390	4,826	5,430	6.9	10,096	5,810	5,072	7.4

As of December 31, 2006, the aggregate intrinsic value of the options outstanding and the options exercisable was $186.8 million and $116.1 million, respectively.

Restricted Stock

In March 2005, the Company’s board of directors approved the grant of 50,000 shares of restricted stock to a member of the Company’s senior management. These restricted shares of stock vest based on continued service, with 50% of the shares vesting following the expiration of the period during which the Company’s stockholders may exercise their put to GSK in accordance with the Company’s Certificate of Incorporation and 25% of the shares vesting upon each of the next two anniversaries of such date. The Company recorded the $0.9 million value of this restricted stock grant as deferred compensation, a component of stockholders’ equity in March 2005, prior to the adoption of SFAS 123(R). The value was based on the closing market price of the Company’s common stock of $17.91 on the date of award. The Company recognized stock-based compensation expense of $0.3 million and $0.2 million related to this award for the years ended December 31, 2006 and 2005, respectively.

Stock Subject to Repurchase

At December 31, 2006, there were 94,290 shares of the Company’s common stock subject to the Company’s right to repurchase at the original purchase price. These shares were issued upon the exercise of unvested stock options and the execution of certain stock purchase agreements. The Company’s repurchase rights lapse generally over a four-year period.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows (shares in thousands):

	December 31,	December 31,
	2006	2005
Subject to outstanding warrant	18	18
Stock option plans:
Subject to outstanding options	10,390	10,096
Available for future grants	1,070	2,269
Available for future ESPP grants	294	459
Total	11,772	12,842

Director Compensation Program

On April 28, 2004, the Compensation Committee of the board of directors approved a director compensation program for the Company’s outside directors. Pursuant to this program, each outside director receives an annual retainer plus a fee for attending each board and committee meeting. In addition, each outside director was granted an option to purchase 25,806 shares of common stock with an exercise price equal to the then fair market value of the Company’s common stock. Also, under this director compensation program, at each annual stockholder meeting beginning in 2005, each outside director is entitled to be granted an option to purchase 12,903 shares of common stock. On April 26, 2006, pursuant to the director compensation program previously approved by the Compensation Committee of the board of directors, each of the Company’s nine outside directors was granted an option to purchase 12,903 shares of common stock with an exercise price of $27.56, which was the then fair market value of the Company’s common stock. Also on April 26, 2006, the Company’s Chairman of the Board was granted 86,694 shares of common stock with an exercise price of $27.56, which was the then fair market value of the Company’s common stock.

Stock Options Exercised Early

The Company generally allows employees to exercise options issued under the 1997 Stock Plan and the Long-Term Stock Option Plan prior to vesting. In accordance with EITF 00-23, “Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” stock options granted or modified after March 21, 2002 that are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liability is only reclassified into equity on a ratable basis as the option vests. The Company applied the guidance and recorded a liability of $22,000 and $0.2 million in the consolidated balance sheets relating to 7,195 and 62,632 options granted that were exercised and unvested at December 31, 2006 and 2005, respectively. Furthermore, these shares are not presented as outstanding on the consolidated balance sheets, but are disclosed as outstanding options.

Warrants

At December 31, 2006, there was an outstanding and exercisable warrant to purchase 18,064 shares of the Company’s common stock at a weighted average exercise price of $1.94 per share that expires in October 2007.

11.          Income Taxes

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$176,000	$130,600
Deferred revenues	61,000	51,100
Capitalized research and development expenditures	28,000	20,400
Research and development tax credit carryforwards	21,000	15,800
Depreciation	6,000	5,800
Deferred compensation	6,000	1,800
Reserves and accruals	2,000	4,600
Valuation allowance	(300,000)	(230,100)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $69.9 million, $61.2 million and $41.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $525.5 million and federal research and development tax credit carryforwards of approximately $12.5 million, which will expire from 2011 through 2025. The Company also had state net operating loss carryforwards of approximately $29.1 million expiring in the years 2013 through 2015 and state research tax credits of approximately $12.9 million, which carry forward indefinitely.

Excess tax benefits from employee stock option exercises are included in the deferred tax asset balances at December 31, 2005 as a component of the Company's net operating loss carryovers.  The entire balance is offset by a valuation allowance.  As a result of SFAS 123(R), the deferred tax asset balances at December 31, 2006 do not include excess tax benefits from stock option exercises. Equity will be increased if and when such excess tax benefits are ultimately realized.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

12.          Quarterly Consolidated Results of Operations (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2006. This information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	March 31	June 30	September 30	December 31
	(in thousands except per share data)
2006:
Revenue	$4,296	$4,837	$5,524	$4,930
Operating expenses	(55,982)	(49,650)	(46,971)	(46,154)
Loss from operations	(51,686)	(44,813)	(41,447)	(41,224)
Net loss	(48,952)	(41,475)	(37,780)	(37,837)
Net loss per common share:	$(0.86)	$(0.70)	$(0.63)	$(0.63)
2005:
Revenue	$2,757	$2,913	$3,006	$3,378
Operating expenses	(35,833)	(36,104)	(42,383)	(47,290)
Loss from operations	(33,076)	(33,191)	(39,377)	(43,912)
Net loss	(31,451)	(31,716)	(37,786)	(42,211)
Net loss per common share:	$(0.59)	$(0.60)	$(0.71)	$(0.79)

13.          Subsequent Events

On February 20, 2007, the Company announced that the U.S. Food and Drug Administration accepted the New Drug Application (NDA) for the Company’s investigational antibiotic telavancin for the treatment of complicated skin and skin structure infections caused by Gram-positive organisms, including methicillin-resistant Staphylococcus aureus. The NDA filing triggered a milestone payment of $31.0 million from the Company’s partner, Astellas.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Theravance, Inc.

We have audited the accompanying consolidated balance sheets of Theravance, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Theravance, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payments made to employees and directors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Theravance, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
February 27, 2007

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst &Young LLP, our independent registered public accounting firm, and Ernst & Young LLP also independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, included below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Theravance, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Theravance, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Theravance, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Theravance, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Theravance, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 of Theravance, Inc. and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG Llp
Palo Alto, California
February 27, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For the information required by this Item, see “Questions and Answers About this Proxy Material and Voting”, “Nominees”, “ Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Nominating/Corporate Governance Committee”, “Audit Committee” and “Code of Business Conduct’’ in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference. The Company’s Code of Business Conduct can be found on our website at www.theravance.com. In February 2007, the Company’s board of directors adopted a Stockholder-Director Communications Policy which can be found on our website at www.theravance.com.

ITEM 11.         EXECUTIVE COMPENSATION

For the information required by this Item, see “Compensation of Executive Officers,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required by this Item, see “Independence of the Board of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Related Person Transactions” in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

For the information required by this Item, see “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.                 Exhibits

The representations and warranties made by the parties to the agreements listed below were made solely for purposes of the agreements and to allocate risk between the parties. You should not rely on the representations, warranties or covenants in these agreements.

Exhibit Footnote	Exhibit Number	Description
(1)	3.3	Amended and Restated Certificate of Incorporation
(1)	3.5	Amended and Restated Bylaws
	4.1	Specimen certificate representing the common stock of the registrant
(1)	4.2	Rights Agreement
(1)+	10.1	1997 Stock Plan
(1)+	10.2	Long-Term Stock Option Plan
(1)+	10.3	2004 Equity Incentive Plan
(2)	10.4	Employee Stock Purchase Plan
+	10.5	Amended and Restated Change in Control Severance Plan
(1)	10.8	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
(1)	10.9	Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
(1)*	10.10	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002
(1)+	10.11	Form of Indemnification Agreement for directors and officers of the registrant
(1)	10.12	Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004

(1)	10.13	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004
(1)	10.14	Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004
(1)*	10.15	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004
(1)*	10.16	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002
(1)+	10.17	Offer Letter with Rick E Winningham dated August 23, 2001
(1)+	10.18	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Rick E Winningham to the registrant, dated as of July 1, 2002
(1)+	10.19	Stock Pledge Agreement between the registrant and Rick E Winningham, dated as of July 1, 2002
(1)+	10.20	Letter Agreement between the registrant and Rick E Winningham, dated as of June 4, 2004
(1)+	10.21	Offer Letter with Patrick P.A. Humphrey dated April 6, 2001
(1)+	10.22	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Patrick P.A. Humphrey to the registrant, dated as of February 27, 2002
(1)+	10.23	Stock Pledge Agreement between the registrant and Patrick P.A. Humphrey, dated as of February 27, 2002
(1)+	10.24	Letter Agreement between the registrant and Patrick P.A. Humphrey dated June 4, 2004
(1)+	10.25	Offer Letter with David L. Brinkley dated June 30, 2000
(1)	10.26	Warrant issued to Comdisco, dated as of May 7, 1997
(1)	10.28	Class A Common Stock Purchase Agreement between the registrant and GSK
(3)+	10.29	Offer Letter with Michael W. Aguiar dated as of January 31, 2005
(3)+	10.30	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan
(3)+	10.31	Form of Stock Restriction Agreement under 2004 Equity Incentive Plan
+	10.32	Description of Cash Bonus Program, as amended
(5)*	10.33	License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated November 7, 2005
(6)+	10.34	Stock Option Agreement between the Company and P. Roy Vagelos dated as of April 26, 2006
(7)*	10.35	TD-6424 Active Pharmaceutical Ingredient Supply Agreement among the Company, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 10, 2002
(7)*	10.36	Amendment No. 4 to TD-6424 Supply Agreement among the Company, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 11, 2006
(8)*	10.37	Amendment to License, Development and Commercialization Agreement between the Company and Astellas Pharma Inc. dated as of July 18, 2006
+	10.38	Amended and Restated 2004 Equity Incentive Plan, as amended December 6, 2006
(4)	21.1	List of Subsidiaries
	23.1	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(3)          Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(4)          Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(5)          Incorporated herein by reference to the exhibit number 10.1 in the Company’s Registration Statement on Form S-3 (No. 333-131359).

(6)          Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2006.

(7)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(8)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

+                Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

*                    Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Theravance Inc.’s application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAVANCE, INC.
Date:	March 1, 2007	By:	/s/ RICK E WINNINGHAM
Rick E Winningham
Chief Executive Officer

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rick E Winningham and Michael W. Aguiar, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ P. ROY VAGELOS, M.D	Chairman of the Board and Directors	March 1, 2007
P. Roy Vagelos, M.D
/s/ RICK E WINNINGHAM	Chief Executive Officer and Director	March 1, 2007
Rick E Winningham	(Principal Executive Officer)
/s/ MICHAEL W. AGUIAR	Senior Vice President, Finance and Chief	March 1, 2007
Michael W. Aguiar	Financial Officer (Principal Financial and Accounting Officer)
/s/ JULIAN C. BAKER	Director	March 1, 2007
Julian C. Baker
/s/ JEFFREY M. DRAZAN	Director	March 1, 2007
Jeffrey M. Drazan
/s/ ROBERT V. GUNDERSON, JR.	Director	March 1, 2007
Robert V. Gunderson, Jr.
/s/ ARNOLD J. LEVINE, PH.D	Director	March 1, 2007
Arnold J. Levine, Ph.D
/s/ RONN C. LOEWENTHAL	Director	March 1, 2007
Ronn C. Loewenthal
/s/ EVE E. SLATER	Director	March 1, 2007
Eve E. Slater
/s/ WILLIAM H. WALTRIP	Director	March 1, 2007
William H. Waltrip
/s/ GEORGE M. WHITESIDES, PH.D	Director	March 1, 2007
George M. Whitesides, Ph.D
/s/ WILLIAM D. YOUNG	Director	March 1, 2007
William D. Young

Exhibits

Exhibit Footnote	Exhibit Number	Description
(1)	3.3	Amended and Restated Certificate of Incorporation
(1)	3.5	Amended and Restated Bylaws
	4.1	Specimen certificate representing the common stock of the registrant
(1)	4.2	Rights Agreement
(1)+	10.1	1997 Stock Plan
(1)+	10.2	Long-Term Stock Option Plan
(1)+	10.3	2004 Equity Incentive Plan
(2)	10.4	Employee Stock Purchase Plan
+	10.5	Amended and Restated Change in Control Severance Plan
(1)	10.8	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
(1)	10.9	Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001
(1)*	10.10	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002
(1)+	10.11	Form of Indemnification Agreement for directors and officers of the registrant
(1)	10.12	Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004
(1)	10.13	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004
(1)	10.14	Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004
(1)*	10.15	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004
(1)*	10.16	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002
(1)+	10.17	Offer Letter with Rick E Winningham dated August 23, 2001
(1)+	10.18	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Rick E Winningham to the registrant, dated as of July 1, 2002
(1)+	10.19	Stock Pledge Agreement between the registrant and Rick E Winningham, dated as of July 1, 2002
(1)+	10.20	Letter Agreement between the registrant and Rick E Winningham, dated as of June 4, 2004
(1)+	10.21	Offer Letter with Patrick P.A. Humphrey dated April 6, 2001
(1)+	10.22	Full Recourse Note Secured by Deed of Trust and Stock Pledge issued by Patrick P.A. Humphrey to the registrant, dated as of February 27, 2002
(1)+	10.23	Stock Pledge Agreement between the registrant and Patrick P.A. Humphrey, dated as of February 27, 2002
(1)+	10.24	Letter Agreement between the registrant and Patrick P.A. Humphrey dated June 4, 2004
(1)+	10.25	Offer Letter with David L. Brinkley dated June 30, 2000
(1)	10.26	Warrant issued to Comdisco, dated as of May 7, 1997
(1)	10.28	Class A Common Stock Purchase Agreement between the registrant and GSK
(3)+	10.29	Offer Letter with Michael W. Aguiar dated as of January 31, 2005
(3)+	10.30	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan
(3)+	10.31	Form of Stock Restriction Agreement under 2004 Equity Incentive Plan
+	10.32	Description of Cash Bonus Program, as amended

(5)*	10.33	License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated November 7, 2005
(6)+	10.34	Stock Option Agreement between the Company and P. Roy Vagelos dated as of April 26, 2006
(7)*	10.35	TD-6424 Active Pharmaceutical Ingredient Supply Agreement among the Company, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 10, 2002
(7)*	10.36	Amendment No. 4 to TD-6424 Supply Agreement among the Company, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 11, 2006
(8)*	10.37	Amendment to License, Development and Commercialization Agreement between the Company and Astellas Pharma Inc. dated as of July 18, 2006
+	10.38	Amended and Restated 2004 Equity Incentive Plan, as amended December 6, 2006
(4)	21.1	List of Subsidiaries
	23.1	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
	32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(3)          Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(4)          Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(5)          Incorporated herein by reference to the exhibit number 10.1 in the Company’s Registration Statement on Form S-3 (No. 333-131359).

(6)          Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed on May 2, 2006.

(7)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(8)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

+                Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

*                    Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Theravance Inc.’s application for confidential treatment.