Form 10-Q
period 2007-03-31
THERAVANCE INC
filed 2007-05-08
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on April 30, 2007 was 50,874,381.

The number of shares of registrant’s Class A common stock outstanding on April 30, 2007 was 9,401,498.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$77,152	$72,388
Marketable securities	107,482	128,692
Receivable from related party	229	608
Notes receivable	17	1,142
Prepaid and other current assets	5,805	4,361
Total current assets	190,685	207,191

Marketable securities	35,077	34,490
Restricted cash and cash equivalents	3,830	3,860
Property and equipment, net	16,183	15,101
Notes receivable	1,884	1,782
Total assets	$247,659	$262,424

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,818	$16,011
Accrued personnel-related expenses	6,154	8,316
Accrued clinical and development expenses	23,083	13,608
Other accrued liabilities	3,519	2,314
Current portion of notes payable	91	87
Current portion of deferred revenue	21,221	19,273
Total current liabilities	62,886	59,609

Deferred rent	2,225	2,298
Notes payable	513	538
Deferred revenue	159,038	134,383
Other long term liabilities	2,653	2,286

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 50,864 and 50,746 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	508	507
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at March 31, 2007 and December 31, 2006	94	94
Additional paid-in capital	846,924	840,498
Notes receivable from stockholders	(1)	(3)
Accumulated other comprehensive income	81	26
Accumulated deficit	(827,262)	(777,812)
Total stockholders’ equity	20,344	63,310
Total liabilities and stockholders’ equity	$247,659	$262,424

*Condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue (1)	$5,398	$4,296

Operating expenses:
Research and development	48,858	48,708
General and administrative	8,798	7,274
Total operating expenses	57,656	55,982

Loss from operations	(52,258)	(51,686)

Interest and other income	2,929	2,885
Interest and other expense	(121)	(151)
Net loss	$(49,450)	$(48,952)
Basic and diluted net loss per common share	$(0.82)	$(0.86)

Shares used in computing net loss per common share	60,061	56,871

(1)      Amounts include revenue from GSK, a related party, of $2,824 and $3,036 for the three months ended March 31, 2007 and 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows used in operating activities
Net loss	$(49,450)	$(48,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	871	898
Stock-based compensation	5,788	5,013
Forgiveness of notes receivable	12	17
Other non-cash operating expenses	(270)	11
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	(205)	(136)
Accounts payable and accrued liabilities	2,307	6,029
Accrued personnel-related expenses	(2,162)	(2,091)
Deferred rent	(73)	35
Deferred revenue	26,603	(3,298)
Other long-term liabilities	382	442
Net cash used in operating activities	(16,197)	(42,032)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(1,566)	(464)
Purchases of marketable securities	(43,702)	(91,138)
Maturities of marketable securities	40,720	33,418
Sales of marketable securities	23,863	12,791
Release of restricted cash	30	—
Additions to notes receivable	(150)	(450)
Payments received on notes receivable	1,163	53
Net cash provided by (used in) investing activities	20,358	(45,790)

Cash flows provided by financing activities
Payments on notes payable and capital leases	(21)	(266)
Net proceeds from issuances of common stock	624	141,823
Net cash provided by financing activities	603	141,557
Net increase in cash and cash equivalents	4,764	53,735
Cash and cash equivalents at beginning of period	72,388	49,787
Cash and cash equivalents at end of period	$77,152	$103,522

Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Removal of deferred stock-based compensation	$—	$(4,965)

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Employee Stock-Based Compensation

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007 or any other period.

The condensed consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC) on March 1, 2007 (2006 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2006 10-K.

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

Segment Reporting

The Company has determined that it operates in only one segment, which is the research and development of human therapeutics. Revenues are primarily generated from collaborations with the Company’s partners located in the United Kingdom and Japan. All long-lived assets are maintained in the United States.

Fair Value of Employee Stock Options

The Company uses the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-based Payment (SFAS123(R)). The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method of transition. Under this method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Share-based compensation arrangements covered by SFAS 123(R) currently include stock options granted under the 2004 Equity Incentive Plan and purchases of common stock by the Company’s employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan (ESPP). The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method of the vesting periods while the compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense has been reduced for estimated forfeitures so that compensation expense is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated annual forfeiture rate is 3.6%, based on its historical forfeiture experience.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 159 on its consolidated financial statements.

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

In July 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as an interpretation of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007.

2. Net Loss per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares. At March 31, 2007, potential common shares consist of 139,000 shares subject to repurchase (including 50,000 shares of restricted stock), 11,061,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. At March 31, 2006, potential common shares consist of 186,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,639,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. Diluted EPS is identical to Basic EPS for all periods presented since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

	Three Months Ended March 31,
(in thousands, except for per share data)	2007	2006
Basic and diluted:
Net loss	$(49,450)	$(48,952)

Weighted average shares of common stock outstanding	60,203	57,065
Less: weighted average shares subject to repurchase	(142)	(194)
Weighted average shares used in computing basic and diluted net loss per common share	60,061	56,871
Basic and diluted net loss per common share	$(0.82)	$(0.86)

3. Collaboration and Licensing Agreements

2002 Beyond Advair Collaboration with GSK

In November 2002, the Company entered into its Beyond Advair collaboration agreement with GlaxoSmithKline plc (GSK) to develop and commercialize long-acting beta2 agonist (LABA) product candidates for the treatment of asthma and chronic obstructive pulmonary disease (COPD). Each company contributed four LABA product candidates to the collaboration.

As of March 31, 2007, the Company has received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of its candidates, and could receive up to $445.0 million in remaining milestones allocated as follows: up to $75.0 million related to the achievement of certain clinical milestones by a Theravance-discovered LABA, up to $220.0 million related to approval and launch of a product containing a Theravance-discovered LABA in multiple regions in the world, and up to $150.0 million related to the achievement of certain sales thresholds by a Theravance-discovered LABA. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, the Company will be obligated to make payments to GSK of up to $220 million. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, the Company is entitled to receive the same royalties on product sales of medicines from the Beyond Advair collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6 billion. Sales of single agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

The Company recorded the upfront and milestone payments as deferred revenue and they are being amortized ratably over its estimated period of performance (the product development period). Collaboration revenue was $1.7 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For the three months ended March 31, 2007 and 2006, reimbursable costs related to the collaboration were not material.

2004 Strategic Alliance with GSK

In March 2004, the Company entered into its strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the strategic alliance, the Company received a $20.0 million payment from GSK in May 2004. This payment is being amortized over the initial period during which GSK may exercise its right to license certain of its programs under the agreement, which the Company currently estimates to be through September 2011. In addition, in May 2004, an affiliate of GSK purchased approximately 6.4 million shares of the Company’s Class A common stock for $108.9 million. Pursuant to a partial exercise of its rights under the agreement, upon the closing of the Company’s initial public offering in October 2004, GSK purchased an additional 433,757 shares of Class A common stock for $6.9 million.

The alliance provides GSK with an option to license product candidates from the Company’s full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Upon licensing a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. Consistent with the Company’s strategy, the Company is obligated at its sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, the Company is entitled to receive clinical, regulatory and commercial milestone payments based on performance and royalties on any sales of medicines developed from these programs. The royalty structure for a product containing one of the Company’s compounds as a single active ingredient in the programs licensed to date by GSK would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue the Company receives, the total upfront and milestone payments that the Company could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. To date, GSK has licensed the Company’s two COPD programs: LAMA and MABA.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the licensing of this program. Through March 31, 2007, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate. These payments are amortized ratably over the estimated period of performance (the product development period). For the three months ended March 31, 2007 and 2006, the Company recognized $0.2 million and $0.3 million, respectively, in revenue related to the LAMA program. Additionally, the Company is reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three months ended March 31, 2007 and 2006, reimbursable costs were not material.

In March 2005, GSK exercised its right to license the Company’s muscarinic antagonist-beta2 agonist (MABA) program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through March 31, 2007, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate. This payment is being amortized ratably over the estimated period of performance (the product development period). For the three months ended March 31, 2007 and 2006, the Company recognized $0.3 million and $0.2 million, respectively, in revenue related to the MABA program. Additionally, the Company is reimbursed by GSK for certain costs related to the MABA program as an offset to research and development expense. There were no reimbursements for the three months ended March 31, 2007 compared to $0.1 million for the three months ended March 31, 2006.

GSK may increase its ownership of the Company’s outstanding stock up to approximately 59.4% through the issuance by the Company to GSK of the number of shares of its common stock that the Company may be required to redeem from the Company’s stockholders as described below. In June 2007, GSK is required to notify the Company whether it plans to require the Company to redeem (“call”), and upon notice of the date of the redemption to effect the call (the “call date”), each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption on the call date, 50% of the Company’s common stock held by such stockholder at $54.25 per share. If GSK exercises the call, the call date must occur no later than July 31, 2007. If GSK does not exercise its call right, each of the Company’s stockholders (including GSK, to the extent GSK holds common stock) has the right to require the Company to redeem (“put”) up to 50% of their common stock at $19.375 per share between August 1 and September 12, 2007. In either case, GSK is contractually obligated to pay to the Company the funds necessary for it to redeem the shares of common stock from its stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525.0 million. The Company is under no obligation to redeem its shares under the call or the put until it receives funds from GSK to redeem the shares. Alternatively, if the Company’s stockholders exercise the put, GSK may elect to purchase the shares of common stock that are put directly from such stockholders. In connection with those arrangements, the Company has agreed not to issue new equity securities if it would cause more than approximately 54.2 million shares of common stock subject to the put (including securities vested and exercisable or convertible into shares of common stock) to be outstanding as of the put date. If GSK’s ownership increases to more than 50% in 2007 as a result of the call or put, GSK is required to receive an extension of its option to license the Company’s full drug discovery programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

The effect of the redemption of the Company’s common stock pursuant to the call or the put would not cause a decrease to its cash balances, total assets, or total stockholders’ equity. Accordingly, the Company has classified its common stock within stockholders’ equity.

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas Pharma Inc. (Astellas) for the development and commercialization of telavancin. In July 2006, the Company and Astellas agreed to add Japan to their telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through March 31, 2007, the Company received $133.0 million in upfront, milestone and other fees from Astellas, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). The Company recognized $2.1 million and $1.3 million in revenue for the three months ended March 31, 2007 and 2006, respectively. The Company is eligible to receive up to $95.0 million in remaining clinical and regulatory milestone payments, which includes up to $85.0 million for approval of the complicated skin and skin structure infections (cSSSI) New Drug Application (NDA) and completion of the hospital-acquired pneumonia (HAP) clinical program and filing and approval of a supplemental NDA for HAP, and $10.0 million if the Phase 3 data demonstrates telavancin’s superiority over vancomycin for HAP patients infected with methicillin-resistant Staphylococcus aureus (MRSA).

If telavancin is commercialized, the Company will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, the Company will be responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and HAP, and Astellas will be responsible for substantially all costs associated with commercialization and further development of telavancin. In addition to the license rights to telavancin, Astellas also received an option to further develop and commercialize TD-1792, the Company’s heterodimer antibiotic compound that recently completed enrollment in a Phase 2 clinical study.

2006 License Agreement with AstraZeneca AB

In May 2006, the Company entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which it granted an exclusive, worldwide license to AstraZeneca to develop and commercialize the Company’s intravenous anesthetic compound TD-4756. Through March 31, 2006, the Company received a $1.0 million upfront payment from AstraZeneca and is eligible to receive milestone payments and royalties on global sales. For the three months ended March 31, 2007, the Company recognized the remaining $0.4 million of the upfront payment due to the completion of its performance obligations under the contract.

4. Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2007:

	March 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agencies	$60,299	$46	$(23)	$60,322
U.S. corporate notes	51,509	8	(7)	51,510
U.S. commercial paper	66,383	—	—	66,383
Asset-backed securities	39,426	63	(6)	39,483
Certificates of deposit	80	—	—	80
Money market funds	5,763	—	—	5,763
Total	223,460	117	(36)	223,541

Less amounts classified as cash and cash equivalents	(77,152)	—	—	(77,152)
Less amounts classified as restricted cash	(3,830)	—	—	(3,830)
Amounts classified as marketable securities	$142,478	$117	$(36)	$142,559

The estimated fair value amounts have been determined by the Company using available market information. At March 31, 2007, approximately 62% of marketable securities mature within twelve months, 15% of marketable securities mature between twelve and twenty-four months and the remaining 23% have effective maturities beyond twenty-four months. Average duration of available-for-sale securities was approximately 6 months at March 31, 2007. The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2007 were temporary in nature.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of net unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Net loss	$(49,450)	$(48,952)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	55	(1)
Comprehensive loss	$(49,395)	$(48,953)

6. Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2007.

Purchase Obligations

At March 31, 2007, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $5.1 million.

7. Stockholders’ Equity

Determining Fair Value of Stock-Based Compensation

Under SFAS 123 (R), the Company elected to continue to use the Black-Scholes valuation model for share-based payment awards granted. The Company’s determination of the fair value of share-based payment awards on the grant date using option valuation models requires the input of highly subjective assumptions, including the expected price volatility and option life. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the

Company is unable to use actual price volatility or option life data as input assumptions within its Black-Scholes valuation model. As a result, the Company is required to use the “simplified” method as described in Staff Accounting Bulletin No.107 relating to SFAS 123(R) for expected option life and peer company price volatility. Both of these assumptions have resulted in Black-Scholes inputs that are higher than actual results to date. The result of this is an increase in the value of estimated stock-based compensation reflected in the Company’s Condensed Consolidated Statements of Operations.

The weighted-average assumptions used to value employee stock-based compensation for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended
	March 31,
	2007	2006
Employee stock options
Risk-free interest rate	4.48% - 4.82%	4.57% - 4.72%
Expected life (in years)	6.04 – 6.08	6.17
Volatility	0.48	0.51
Dividend yield	—%	—%
Weighted average estimated fair value of stock options granted	$17.78	$16.23

Employee stock purchase plan issuances
Risk-free interest rate	4.70% - 5.08%	2.58% - 4.42%
Expected life (in years)	0.50 – 2.0	2.0
Volatility	0.24 - 0.3	0.7
Dividend yield	—%	—%
Weighted average estimated fair value of ESPP issuances	$8.78	$9.05

As of March 31, 2007, there was $39.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

For the three months ended March 31, 2007 and 2006, stock-based compensation expense was $5.8 million and $5.0 million, respectively, consisting of amortization of deferred stock-based compensation, the value of options issued to non-employees for services rendered, and the amortization of deferred stock-based compensation expense related to the grant of restricted stock. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2007	2006

Research and development	$3,368	$3,046
General and administrative	2,420	1,967
	$5,788	$5,013

Stock Option Plans

For the three months ended March 31, 2007, the Company granted stock options to purchase 828,043 shares at an average stock price of $34.05, under the 2004 Equity Incentive Plan. As of March 31, 2007, total shares remaining available for issuance under the 2004 Equity Incentive Plan were 280,771. On April 25, 2007, an amendment to the Company’s 2004 Equity Incentive Plan which, among other things, increased the number of shares authorized for issuance under the 2004 Equity Incentive Plan from 3,700,000 to 7,200,000 shares, was approved by the Company’s stockholders.

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

Notes Receivable discussion in Note 8). As of March 31, 2007, 87,095 shares were subject to repurchase under these outstanding note agreements.

The following table summarizes option activity under the Company’s stock option plans, and related information:

		Number
	Number	of Shares	Weighted-
	of Shares	Subject to	Average
	Available	Outstanding	Exercise Price
	for Grant	Options	Per Share
	(In thousands, except per share data)
Balance at December 31, 2006	1,070	10,390	$12.92
Options granted	(828)	828	$34.05
Options exercised	—	(118)	$5.44
Options forfeited	39	(39)	$21.68
Balance at March 31, 2007	281	11,061	$14.55

No options were granted with exercise prices less than fair value of common stock on the date of grant during the three months ended March 31, 2006 or the year ended December 31, 2006.

The weighted-average fair value of options granted with exercise prices equal to the fair value of common stock on the date of grant for the three months ended March 31, 2007 and 2006 was $17.78 and $16.23, respectively. The total intrinsic value of the options exercised for the three months ended March 31, 2007 and 2006 was $3.0 million and $7.5 million, respectively, and the total fair value of options vested is $0.2 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, all outstanding options to purchase common stock of the Company are summarized in the following table (in thousands, except years and per share data):

	Options Outstanding				Options Exercisable
Exercise Price Per Share	Number of Shares Subject to Outstanding Options	Weighted- Average Remaining Contractual Life	Number of Shares Subject to Options Unvested	Aggregate Intrinsic Value	Number of Shares Exercisable	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life

$0.20	10	0.5	—		10		0.5
$1.32	67	2.7	—		67		2.7
$3.10	1,474	6.2	163		1,474		6.2
$8.53	2,925	4.6	1		2,925		4.6
$9.69	1,935	7.0	1,620		29		7.1
$12.40 – $18.25	1,258	7.7	1,052		196		7.4
$18.26 – $21.70	1,006	8.1	993		—		—
$21.71 – $29.65	1,486	9.0	1,370		—		—
$29.66 – $35.46	900	9.8	900		—		—
	11,061	6.9	6,099	$169,419	4,701	$106,374	5.2

Employee Stock Purchase Plan

Through March 31, 2007, the Company issued 331,048 shares under the 2004 Employee Stock Purchase Plan (ESPP) at an average price of $13.92 and the total number of remaining shares available for issuance under the plan was 293,952. The total stock-based compensation expense recognized related to the ESPP under SFAS 123(R) for each of the three months ended March 31, 2007 and 2006 was $0.4 million.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows (shares in thousands):

March 31, 2007
Subject to outstanding warrant	18
Stock option plans:
Subject to outstanding options	11,061
Available for future grants	281
Available for future ESPP purchases	294
Total	11,654

8. Related Party Transactions

Related Parties

The Company’s related parties are its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 3.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees totaling $0.1 million and $0.3 million were incurred in the ordinary course of business in the three months ended March 31, 2007 and 2006, respectively.

Notes Receivable

The Company has provided loans to certain of its employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans. The Company has also allowed certain option holders to exercise their options by executing stock purchase agreements and full recourse notes payable to the Company. The balance of the notes receivable for stock option exercises is included in Stockholders’ Equity on the condensed consolidated balance sheets. The loans issued for the exercise of stock options are dated prior to November 2001 and thus are not subject to variable accounting as required under EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation 44.”

Interest receivable related to the notes was approximately $24,000 for each of the periods ending March 31, 2007 and December 31, 2006 and is included in prepaid and other current assets. The Company accrues interest on the notes at rates of up to 8.0%. The outstanding loans at March 31, 2007 had maturity dates ranging from April 2007 through 2014.

9. Income Taxes

The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the beginning balance of the Company’s accumulated deficit.

Under FIN 48, the Company has unrecognized tax benefits of $24.6 million as of January 1, 2007. If the Company is eventually able to recognize these uncertain positions, $24.6 million of the unrecognized benefit would reduce its effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company is subject to federal and state examination for years 1996 and forward, by virtue of the tax attributes carrying forward from those years. There are no tax examinations currently in progress.

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

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Of our five programs in development, two are in late stage—our telavancin program focusing on treating serious Gram-positive bacterial infections with Astellas Pharma Inc. (Astellas) and our Beyond Advair collaboration with GlaxoSmithKline plc (GSK). By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. We commenced operations in 1997, and as of March 31, 2007, we had an accumulated deficit of $827.3 million. In December 2006, we submitted our first new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for telavancin for the treatment of complicated skin and skin structure infections (cSSSI). However, none of our products candidates have been approved for marketing and sale to patients and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development.

Our net loss for the three months ended March 31, 2007 was $49.5 million compared to $49.0 million during the same period of 2006, or a 1% increase. Revenue recognized under our collaboration agreements increased by 26% when compared to the same period of 2006. For the comparable quarters, research and development costs were relatively unchanged while general and administrative costs increased by 21%. Cash, cash equivalents and marketable securities totaled $219.7 million at March 31, 2007, a decrease of $15.9 million since December 31, 2006. This decrease was primarily due to the net usage of cash in operations, offset by the receipt of $32.0 million from Astellas which included a $31.0 million milestone payment.

Following are updates on the progress of our clinical programs as of April 30, 2007:

Bacterial Infections Programs

Telavancin

In February 2007, the FDA accepted the filing of our NDA for telavancin for the treatment of cSSSI caused by Gram-positive bacteria, including resistant pathogens such as methicillin-resistant Staphylococcus aureus (MRSA). In conjunction with the filing of our NDA, we received a milestone payment from our partner Astellas.

Our Phase 3 program for the treatment of hospital-acquired pneumonia (HAP) caused by Gram-positive bacteria, including resistant pathogens such as MRSA, continues to progress. The final Independent Data Monitoring Committee meeting was successfully completed during the first quarter with no changes to the program required. We expect to complete enrollment late in the first half of 2007.

Heterodimer

Our Phase 2 cSSSI clinical study with TD-1792, our investigational heterodimer antibiotic for the treatment of serious Gram-positive infections, including resistant pathogens such as MRSA, recently completed enrollment and the program remains on track.

Respiratory Programs

Beyond Advair

In April 2007, we reported positive results of two studies in our Phase 2b clinical program assessing the safety and efficacy of GSK642444 (‘444) and GSK159797 (‘797) in the Beyond Advair collaboration with GSK to develop and commercialize a once-daily Long-Acting Beta2 Agonist (LABA) product candidate for the treatment of asthma and chronic obstructive pulmonary disease (COPD). Both ‘444 and ‘797, dosed once daily, achieved clinically significant increases in bronchodilation at least equivalent to that of salmeterol dosed twice daily. Both compounds will continue in development, with the lead compound, ‘444, progressing into larger studies and the backup compound, ‘797, continuing in a dose optimization study.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) Program

Our MABA program for the treatment of COPD continues to progress with the lead compound, GSK961081, expected to begin a Phase 2 clinical study later this year.

Inhaled Long Acting Muscarinic Antagonist (LAMA) Program

Our lead compound in the LAMA program for COPD continues to progress in preclinical safety studies.

Gastrointestinal (GI) Motility Dysfunction Program

Our Phase 2 study with TD-5108 in patients with chronic constipation recently completed enrollment and the program remains on track.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2007 compared to those discussed in our Annual Report on Form 10-K filed on March 1, 2007 (2006 10-K), except for the adoption of Financial Interpretation Number 48 — Accounting for Uncertainty in Income Taxes, as discussed below.

Income taxes

In July 2006, the FASB issued Financial Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), as an interpretation of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim accounting periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.

Collaboration and Licensing Agreements

2002 Beyond Advair Collaboration with GSK

In November 2002, we entered into our Beyond Advair collaboration agreement with GSK to develop and commercialize LABA product candidates for the treatment of asthma and COPD. Each company contributed four LABA product candidates to the collaboration, and we recently reported results from the Phase 2b clinical program for GSK’s product candidate GSK642444 (‘444) and Theravance’s product candidate GSK159797 (‘797). Both ‘444 and ‘797, dosed once daily, achieved clinically significant increases in bronchodilation at least equivalent to that of salmeterol dosed twice daily. Both compounds will continue in development, with the lead compound, ‘444, progressing into larger studies and the backup compound, ‘797, continuing in a dose optimization study.

As of March 31, 2007, we had received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of our candidates, and could receive up to $445.0 million in remaining milestones allocated as follows: up to $75.0 million related to the achievement of certain clinical milestones by a Theravance-discovered LABA, up to $220.0 million related to approval and launch of a product containing a Theravance-discovered LABA in multiple regions in the world, and up to $150.0 million related to the achievement of certain sales thresholds by a Theravance-discovered LABA. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we will be obligated to make payments to GSK of up to $220 million. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, we are entitled to receive the same royalties on product sales of medicines from the Beyond Advair collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6 billion. Sales of single agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

We recorded the upfront and milestone payments as deferred revenue and they are being amortized ratably over our estimated period of performance (the product development period). Collaboration revenue was $1.7 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For the three months ended March 31, 2007 and 2006, reimbursable costs related to the collaboration were not material.

2004 Strategic Alliance with GSK

In March 2004, we entered into our strategic alliance with GSK for the development and commercialization of product candidates in a variety of therapeutic areas. In connection with the strategic alliance, we received a $20.0 million payment from GSK in May 2004. This payment is being amortized over the initial period during which GSK may exercise its right to license certain of our programs under the agreement, which we currently estimate to be through September 2011. In addition in May 2004, GSK through an affiliate, purchased approximately 6.4 million shares of our Class A common stock for $108.9 million. Pursuant to a partial exercise of its rights under the agreement, upon the closing of our initial public offering in October 2004, GSK purchased an additional 433,757 shares of Class A common stock for $6.9 million.

The alliance provides GSK with an option to license product candidates from our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Upon licensing a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. Consistent with our strategy, we are obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments based on performance and royalties on any sales of medicines developed from these programs. The royalty structure for a product containing one of our compounds as a single active ingredient in the programs licensed to date by GSK would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. To date, GSK has licensed two of our COPD programs: LAMA and MABA.

In August 2004, GSK exercised its right to license our long-acting muscarinic antagonist program (LAMA) pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the licensing of this program. Through March 31, 2007, we received a milestone payment of $3.0 million from GSK related to clinical progress of our candidate. These payments are amortized ratably over the estimated period of performance (the product development period). For the three months ended March 31, 2007 and 2006, we recognized $0.2 million and $0.3 million, respectively, in revenue related to the LAMA program. Additionally, we are reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three months ended March 31, 2007 and 2006, reimbursable costs were not material.

In March 2005, GSK exercised its right to license our muscarinic antagonist-beta2 agonist (MABA) program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the licensing of this program. Through March 31, 2007, we received a milestone payment of $3.0 million from GSK related to clinical progress of our candidate. This payment is being amortized ratably over the estimated period of performance (the product development period). For the three months ended March 31, 2007 and 2006, we recognized $0.3 million and $0.2 million, respectively, in revenue related to the MABA program. Additionally, we are reimbursed by GSK for certain costs related to the MABA program as an offset to research and development expense. There were no reimbursements for the three months ended March 31, 2007 compared to $0.1 million for the three months ended March 31, 2006.

GSK may increase its ownership of our outstanding stock up to approximately 59.4% through the issuance by Theravance to GSK of the number of shares of its common stock that we may be required to redeem from our stockholders as described below. In June 2007, GSK is required to notify the Company whether it plans to require us to redeem (“call”), and upon notice of the date of the redemption to effect the call (the “call date”), each stockholder (including GSK, to the extent GSK holds common stock) will automatically be deemed to have submitted for redemption on the call date, 50% of our common stock held by such stockholder at $54.25 per share. If GSK exercises the call, the call date must occur no later than July 31, 2007. If GSK does not exercise its call right, each of our stockholders (including GSK, to the extent GSK holds common stock) has the right to require us to redeem (“put”) up to 50% of their common stock at $19.375 per share between August 1 and September 12, 2007. In either case, GSK is contractually obligated to pay to us the funds necessary for us to redeem the shares of common stock from our stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525.0 million. We are under no obligation to redeem our shares under the call or the put until we receive funds from GSK to redeem the shares. Alternatively, if our stockholders exercise the put, GSK may elect to purchase the shares of common stock that are put directly from our stockholders. In connection with those arrangements, we have agreed not to issue new equity securities if it would cause more than approximately 54.2 million shares of common stock subject to the put (including securities vested and exercisable or convertible into shares of common stock) to be outstanding as of the put date. If GSK’s ownership increases to more than 50% in 2007 as a result of the call or put, GSK will receive an extension of its option to license our full drug discovery programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

The effect of the redemption of our common stock pursuant to the call or the put would not cause a decrease to our cash balances, total assets, or total stockholders’ equity. Accordingly, we have classified our common stock within stockholders’ equity.

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, we agreed with Astellas to add Japan to our telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through March 31, 2007, we received $133.0 million in upfront, milestone and other fees from Astellas, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). We recognized $2.1 million and $1.3 million in revenue for three months ended March 31, 2007 and 2006, respectively. We are eligible to receive up to $95.0 million in remaining clinical and regulatory milestone payments, which includes up to $85.0 million for approval of the cSSSI NDA and completion of the HAP clinical program and filing and approval of a supplemental NDA for HAP, and $10.0 million if the Phase 3 data demonstrates telavancin’s superiority over vancomycin for HAP patients infected with MRSA.

If telavancin is commercialized, we will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, we will be responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and HAP, and Astellas will be responsible for substantially all costs associated with commercialization and further development of telavancin. In addition to the license rights to telavancin, Astellas also received an option to further develop and commercialize TD-1792, our heterodimer antibiotic compound that recently completed enrollment in a Phase 2 clinical study.

2006 License Agreement with AstraZeneca AB

In May 2006, we entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which we granted an exclusive, worldwide license to AstraZeneca to develop and commercialize our intravenous anesthetic compound TD-4756. Through March 31, 2006, we received a $1.0 million upfront payment from AstraZeneca and are eligible to receive milestone payments and royalties on global sales. For the three months ended March 31, 2007, we recognized the remaining $0.4 million of the upfront payment due to the completion of our performance obligations under the contract.

RESULTS OF OPERATIONS

Revenue  We recognized revenue of $5.4 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively. This revenue primarily consisted of the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and our strategic alliance, from Astellas related to our telavancin collaboration and from AstraZeneca related to its license of TD-4756. Following are the upfront and milestone payments received through March 31, 2007 (in millions):

Agreements/Programs	Upfront and Milestone Payments
GSK Collaborations
Beyond Advair collaboration	$60.0
Strategic alliance agreement	20.0
Strategic alliance—LAMA license	8.0
Strategic alliance—MABA license	8.0
Astellas license agreement	133.0
AstraZeneca license agreement	1.0
Total	$230.0

Upfront and milestone payments received from GSK, Astellas and AstraZeneca have been deferred and are being amortized ratably into revenue over the applicable estimated performance periods with end dates ranging between 2007 and 2019. Future revenue will include the ongoing amortization of remaining deferred revenue which consists of $124.0 million of upfront and milestone payments received through March 31, 2007 under our agreement with Astellas and $56.2 million of upfront and milestone payments received through March 31, 2007 under our agreements with GSK.

Research and development

	Three Months Ended March 31,
(in millions)	2007	2006
External research and development	$28.5	$30.3
Employee-related	10.8	9.6
Stock-based compensation	3.4	3.0
Facilities, depreciation and other allocated	6.2	5.8
Total research and development expenses	$48.9	$48.7

Total research and development expenses were relatively unchanged for the three months ended March 31, 2007 compared to the same period in 2006. Total external research and development costs decreased $1.8 million, or 6%, for the three months ended March 31, 2007 compared to the same period in 2006. The lower external development costs for the quarter were primarily a result of our completion of patient enrollment of our Phase 3 cSSSI studies for telavancin (our lead antibiotic candidate) offset by increased external research and development costs associated with our two Phase 2 clinical studies for our heterodimer antibiotic and our GI compound.

Employee-related expenses increased $1.2 million, or 13%, for the three months ended March 31, 2007 compared to the same period in 2006. This increase was primarily due to an increase headcount to support our clinical research programs and higher salary and benefits costs in 2007. Facilities, depreciation and other allocated expenses increased by $0.4 million or 7% for the three months ended March 31, 2007 compared to the same period in 2006. This increase was primarily due to higher supplies and facilities administration costs in 2006.

Research and development stock-based compensation expense increased $0.4 million or 13% for the three months ended March 31, 2007 compared to the same period in 2006, reflecting the amortization of deferred stock-based compensation related to employees and the value of stock options granted to non-employees.

Research and development expenses for the balance of 2007 will be driven largely by clinical studies, particularly for our HAP telavancin Phase 3 program, and for our GI and heterodimer programs. In addition, we have short- and long- term bonus programs in place for certain eligible non-executive officer employees related to certain clinical milestones. The achievement or failure to achieve these milestones during 2007 could result in a decrease or increase in our bonus accruals by approximately $5.0 million. If earned, these bonuses would be paid over the next three years. Under our agreement with Astellas, we are responsible for completion of the cSSSI and HAP telavancin Phase 3 programs, publication of the results of these studies, preparation and submission of a NDA to the FDA for the cSSSI indication and subsequently for the HAP indication, and manufacture of sufficient quantities of active pharmaceutical ingredient (API) and drug product for launch. We are reliant on the efforts of third parties, including contract research organizations, consultants and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which these responsibilities will be completed, we anticipate that our aggregate external costs associated with the telavancin Phase 3 programs will be towards the upper range of $125.0 million to $150.0 million.

Other external research and development expenses will be driven by our ongoing development efforts in our GI and heterodimer programs and expenses associated with our additional early-stage drug discovery programs. However, actual expenses may vary considerably based upon timing of program initiation, study enrollment rates, and the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative    General and administrative expenses increased by $1.5 million, or 21%, for the three months ended March 31, 2007, compared to the same period in 2006. This increase was primarily due to higher salary and stock-based compensation expenses, as well as higher information technology expenses related to the development and pre-launch preparation of telavancin.

Total general and administrative stock-based compensation expense increased $0.5 million, or 23%, for the three months ended March 31, 2007 compared to the same period in 2006. Stock-based compensation includes expenses related to employee stock options, employee stock purchases, the value of options issued to non-employees for services rendered and to stock-based compensation expense related to restricted stock.

We anticipate general and administrative expenses will increase for the remainder of 2007 and subsequent years to support our growing discovery, development, manufacturing and commercialization efforts.

Interest and other income   Interest and other income includes interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities. Interest income was relatively flat for the three months ended March 31, 2007 compared to the same period in 2006.

Interest and other expense   Interest expense includes interest expense on capital lease and debt arrangements. Interest and other expense were relatively flat for the three months ended March 31, 2007 when compared to the same period in 2006.

Income taxes    We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the beginning balance of our accumulated deficit. Under FIN 48, we have unrecognized tax benefits of $24.6 million as of January 1, 2007. If we are eventually able to recognize these uncertain positions, $24.6 million of the unrecognized benefit would reduce our effective tax rate. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We are subject to federal and state examination for years 1996 and forward, by virtue of the tax attributes carrying forward from those years. We have no tax examinations currently in progress.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 and December 31, 2006, we had $219.7 million and $235.6 million, respectively, in cash, cash equivalents and marketable securities, in each case excluding $3.8 million and $3.9 million, respectively, in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment. In February 2007, we received payments of $32.0 million from Astellas.

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next eighteen months based upon current operating and spending assumptions. In the event that either or both of TD-5108 and TD-1792 successfully advance beyond Phase 2 we intend to pursue a collaboration arrangement for the development and commercialization of the compound(s). If we are unable to enter into such collaboration arrangement(s), or if those agreements require that we assume future development responsibilities, then our operating expenses will increase significantly and we may need to raise additional funds sooner than presently anticipated. We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. We also expect expenditures to increase as we continue to invest in our research and development and administrative infrastructure to support our expanded operations. As a result, we may raise additional funds in advance of our expected operating needs, if we expand more rapidly than we presently anticipate or if our operating costs exceed our expectations. Pursuant to the restrictions described below in our agreements with GSK, we cannot sell significant additional equity until the expiration of the call and put arrangements in 2007, but we may sell debt securities or incur indebtedness, subject to limitations under our agreements with GSK. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Cash Flows

Net cash used in operating activities was $16.2 million and $42.0 million for the three months ended March 31, 2007 and 2006, respectively. Although research and development and general and administrative expenses increased in the 2007 period, the increase was offset by $32.0 million received from Astellas.

Investing activities for the three months ended March 31, 2007 provided cash of $20.4 million compared to the use of cash in investing activities of $45.8 million for the comparable period of 2006. The increase in 2007 resulted primarily from net maturities and sales of marketable securities.

Financing activities provided cash of $0.6 million and $141.6 million for the three months ended March 31, 2007 and 2006, respectively. The cash provided by financing activities in 2006 was higher primarily due to proceeds, net of issuance costs, of approximately $139.8 million received from our public offering of common stock in February 2006.

Contractual Obligations and Commitments

Our major outstanding contractual obligations relate to our notes payable, operating leases and fixed purchase commitments under contract research, development and clinical supply agreements. As security for performance of certain obligations under the operating leases for our headquarters, we have issued letters of credit in the aggregate of approximately $3.8 million, collateralized by an equal amount of restricted cash. Additionally, we have restricted cash of $0.1 million as collateral for certain equipment leases. The terms of these facilities and equipment leases require us to maintain an unrestricted cash and marketable securities balance of at least $50.0 million on the last day of each calendar quarter.

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

Effect of Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, of adopting SFAS 159 on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows and do not believe the impact of the adoption will be material.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2006 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company received a letter dated February 8, 2007 from the United States Environmental Protection Agency (EPA) indicating that the EPA is considering an administrative action against the Company for alleged violations of certain laws and regulations regarding organic effluent levels in waste generated by the Company. The Company has submitted further information to the EPA that we believe the EPA should consider before making a decision to proceed with the proposed administrative action. We intend to have further discussions with the EPA in the near future concerning this matter. While the Company believes it has information to show it has been in compliance and therefore no penalty should be assessed, if we are unable to convince the EPA that it should not proceed, we may be required to pay monetary penalties to the EPA.

In the future, we may become involved in litigation from time to time in the ordinary course of our business.

Item 1A. Risk Factors.

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

Any failure of a product candidate in clinical studies or any delay in commencing or completing clinical studies for our product candidates, such as a further delay in completing our Phase 3 HAP clinical studies for telavancin, would likely cause our stock price to decline.

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

For example, in the second quarter of 2006, we announced that it would be challenging to complete enrollment of our Phase 3 HAP clinical program for telavancin by the end of 2006. Although it now appears likely that the HAP program will complete enrollment by the end of June 2007, there can be no assurance that delays in this program or other programs will not occur in the future. Such clinical study delays could impede the commercialization of our compounds and therefore would likely cause our stock price to decline.

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

We do not have in-house manufacturing capabilities and depend entirely on a number of third-party active pharmaceutical ingredient (API) and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our compounds in a timely manner from these third parties could delay clinical studies, prevent us from developing our product candidates in a cost-effective manner or on a timely basis, and adversely affect the commercial introduction of any approved products. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practices regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

We have sufficient quantities of drug product to complete all of the currently planned clinical studies of telavancin. We are in the process of manufacturing additional API and plan to manufacture drug product intended to meet our obligations to Astellas in connection with commercial launch in the event telavancin is approved for sale by regulatory authorities. If we are unable to do so in a timely manner, or if Astellas is unable to arrange for the expanded commercial manufacture of telavancin, the commercial introduction of telavancin, if approved, would be adversely affected.

For our heterodimer compound as well as TD-5108 in our GI program, we are using a limited number of sources to manufacture the API and drug product. If any supplier fails to continue to produce supplies for our development activities for these compounds in acceptable quantity and/or quality, our clinical studies could be delayed.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of March 31, 2007, we had an accumulated deficit of approximately $827.3 million.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next eighteen months. We are likely to require additional capital to fund operating needs thereafter. In the event that either or both of TD-5108 and TD-1792 successfully advance beyond Phase 2 we intend to pursue a collaboration arrangement for the development and commercialization of the compound(s). If we are unable to enter into such collaboration arrangement(s), or if those agreements require that we assume future development responsibilities, then our operating expenses will increase significantly and we may need to raise additional funds sooner than presently anticipated.

In addition, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions in the world, we are obligated to pay GSK milestone payments of up to an aggregate of $220.0 million under our Beyond Advair collaboration. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or if our operating costs exceed our expectations. Prior to the termination of the call and put arrangements with GSK, we may seek to sell debt securities or incur other indebtedness. After the termination of the call and put arrangements with GSK, we may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, our ability to raise debt and equity financing is constrained by our alliance with GSK and we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

As of April 30, 2007, GSK beneficially owned approximately 15.6% of our outstanding capital stock, and will have the right in July 2007 to increase its ownership of our stock up to approximately 59.4% through the exercise of its call right. Other than our bacterial infections program and our anesthesia program, which GSK has decided not to license under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our full drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs initiated prior to September 1, 2012 if GSK owns more than 50% of our common stock due to exercise of the call right or the put right. In brief, (i) the call right is GSK’s right, in June 2007, to notify us that we must redeem 50% of our common stock held by each stockholder in July 2007 at $54.25 per share, and (ii) the put right is the right of each of our stockholders between August 1 and September 12, 2007, if GSK has not exercised its call right in June 2007, to require us to redeem up to 50% of their common stock at $19.375 per share. Pharmaceutical companies other than GSK that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs.

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

As of April 30, 2007, GSK beneficially owned approximately 15.6% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock and in June of this year, GSK may exercise its call right to acquire additional shares in July 2007 and thereby increase its ownership up to approximately 59.4% of our then outstanding capital stock. If GSK exercises this call right, or a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK could own a majority of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors and, depending on GSK’s ownership percentage of our capital stock after September 2007, GSK will have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

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

In June 2007, GSK has the right to require us to redeem 50% of our outstanding common stock in July 2007 for $54.25 per share and, if GSK does not exercise this right, between August 1 and September 12, 2007 our stockholders will have the right to cause us to redeem up to the same number of shares for $19.375 per share. The existence of the call feature on 50% of our common stock at a fixed price of $54.25 may act as a material impediment to our common stock trading above the $54.25 per share call price. If the call is exercised, our stockholders would participate in valuations above $54.25 per share only with respect to 50% of their shares.

Therefore, even if our common stock trades above $54.25 per share, 50% of each stockholder’s shares could be called at $54.25 per share. Similarly, because the put applies to only 50% of our common stock and is not exercisable prior to August of 2007, it is uncertain what effect the put will have on our stock price. Prior to the expiration of the put period, the price at which our common stock will trade may be influenced by the put right. Therefore, after the expiration of the put period, the market price of the common stock may decline significantly. In addition, while GSK is generally prevented from making any unsolicited tender offer for our common stock, any announcement by GSK that it does not intend to exercise the call or any offer GSK may make to our board of directors on terms less favorable than the call right described above could adversely affect our common stock price. Furthermore, in the period before and during the time that the call and put rights may be exercised, our stock price may be highly volatile due to transactions in our stock or derivative instruments that are related to our stock.

After September 2008, GSK could sell or transfer a substantial number of shares of our common stock, which could depress our stock price or result in a change in control of our company.

If GSK owns less than 50.1% of our outstanding stock after the call and put rights expire, then beginning in September 2008, GSK may sell or transfer our common stock either pursuant to a public offering registered under the Securities Act of 1933, as amended (the “1933 Act”), or pursuant to Rule 144 of the 1933 Act. In addition, if GSK owns less than 50.1% of our outstanding stock after the call and put rights expire, then beginning in September 2012, GSK will have no restrictions on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of the outstanding shares of our common stock or, if these sales or transfers were made to a single buyer or group of buyers, could transfer control of our company to a third party.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2007, we had 90 issued United States patents and have received notices of allowance for 11 other United States patent applications. As of that date, we had 98 pending patent applications in the United States and 316 granted foreign patents. We also have 18 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 693 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials, the patent lives of the related drug candidates would be reduced.

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

•              GSK’s call right in June of this year to acquire 50% of our common stock at $54.25 per share in July of this year (in particular, a decision by GSK not to exercise its call right or a perception on the part of investors that GSK is not likely to exercise its call right);

•              the put right and the expiration of the put right between August 1 and September 12, 2007;

•              transactions in our stock or derivative instruments that are related to our stock during the time that the call and put rights may be exercised;

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

As of April 30, 2007, GSK beneficially owned approximately 15.6% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 12.5% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a director and beginning in September 2007 will have the right to nominate a certain number of directors depending on GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.3(1)	Restated Certificate of Incorporation
3.4	Certificate of Amendment of Restated Certificate of Incorporation
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)
4.1(2)	Specimen certificate representing the common stock of the registrant
4.2(3)	Rights Agreement dated October 8, 2004
10.3(4)	2004 Equity Incentive Plan (as amended by the board of directors December 6, 2006 and approved by stockholders April 25, 2007)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(3)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)          Incorporated herein by reference to exhibit 10.38 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

May 8, 2007	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

May 8, 2007	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
3.3(1)	Restated Certificate of Incorporation
3.4	Certificate of Amendment of Restated Certificate of Incorporation
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)
4.1(2)	Specimen certificate representing the common stock of the registrant
4.2(3)	Rights Agreement dated October 8, 2004
10.3(4)	2004 Equity Incentive Plan (as amended by the board of directors December 6, 2006 and approved by stockholders April 25, 2007)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(3)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)          Incorporated herein by reference to exhibit 10.38 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.