Form 10-Q
period 2007-06-30
THERAVANCE INC
filed 2007-08-08
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on July 31, 2007 was 60,661,337.

The number of shares of registrant’s Class A common stock outstanding on July 31, 2007 was 9,401,498.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$45,545	$72,388
Marketable securities	105,107	128,692
Receivable from related party	228	608
Notes receivable	365	1,142
Prepaid and other current assets	5,681	4,361
Total current assets	156,926	207,191

Marketable securities	27,028	34,490
Restricted cash and cash equivalents	3,830	3,860
Property and equipment, net	18,698	15,101
Notes receivable	1,526	1,782
Total assets	$208,008	$262,424

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,892	$16,011
Accrued personnel-related expenses	9,263	8,316
Accrued clinical and development expenses	17,901	13,608
Other accrued liabilities	3,431	2,314
Current portion of notes payable	94	87
Current portion of deferred revenue	21,221	19,273
Total current liabilities	59,802	59,609

Deferred rent	2,149	2,298
Notes payable	488	538
Deferred revenue	153,733	134,383
Other long term liabilities	7,632	2,286

Commitments and Contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 51,211 and 50,746 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	512	507
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at June 30, 2007 and December 31, 2006	94	94
Additional paid-in capital	855,951	840,498
Notes receivable from stockholders	—	(3)
Accumulated other comprehensive income	34	26
Accumulated deficit	(872,387)	(777,812)
Total stockholders’ equity (deficit)	(15,796)	63,310
Total liabilities and stockholders’ equity (deficit)	$208,008	$262,424

*                    Condensed consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue (1)	$5,305	$4,837	$10,703	$9,133

Operating expenses:
Research and development	43,497	40,751	92,355	89,459
General and administrative	9,512	8,899	18,310	16,173
Total operating expenses	53,009	49,650	110,665	105,632

Loss from operations	(47,704)	(44,813)	(99,962)	(96,499)

Interest and other income	2,692	3,474	5,621	6,359
Interest and other expense	(113)	(136)	(234)	(287)
Net loss	$(45,125)	$(41,475)	$(94,575)	$(90,427)
Basic and diluted net loss per common share	$(0.75)	$(0.70)	$(1.57)	$(1.55)

Shares used in computing net loss per common share	60,341	59,440	60,222	58,185

(1)             Amounts include revenue from GSK, a related party, of $2,824 and $5,649 for the three and six months ended June 30, 2007 and $3,324 and $6,360 for the three and six months ended June 30, 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows used in operating activities
Net loss	$(94,575)	$(90,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,691	1,832
Stock-based compensation	11,293	11,768
Forgiveness (cancellation) of notes receivable	(17)	30
Other	(193)	507
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	936	(380)
Accounts payable and accrued liabilities	(5,334)	3,315
Accrued personnel-related expenses	947	(1,618)
Deferred rent	(149)	35
Deferred revenue	21,298	25,867
Other long-term liabilities	5,361	850
Net cash used in operating activities	(58,742)	(48,221)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(4,761)	(1,985)
Purchases of marketable securities	(62,331)	(137,499)
Maturities of marketable securities	38,494	53,103
Sales of marketable securities	55,309	26,250
Release of restricted cash	30	—
Additions to notes receivable	(150)	(750)
Payments received on notes receivable	1,165	253
Net cash provided by (used in) investing activities	27,756	(60,628)

Cash flows provided by (used in) financing activities
Payments on notes payable and capital leases	(43)	(613)
Net proceeds from issuances of common stock	4,186	144,573
Net cash provided by financing activities	4,143	143,960
Net increase (decrease) in cash and cash equivalents	(26,843)	35,111
Cash and cash equivalents at beginning of period	72,388	49,787
Cash and cash equivalents at end of period	$45,545	$84,898

Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Removal of deferred stock-based compensation	$—	$(4,965)

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006 and the cash flows for the six months ended June 30, 2007 and 2006. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007 or any other period.

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

Inventory

Inventory is stated at the lower of cost or market and is included with Prepaid and Other Current Assets. Inventory consists of $2.8 million of commercial launch supplies of the Company’s product candidate telavancin which is currently awaiting regulatory approval. Under the Company’s 2005 License, Development and Commercialization Agreement with Astellas Pharma Inc. (Astellas), the Company is responsible to deliver to Astellas approximately six months of first commercial sale inventory (as defined) in anticipation of the regulatory approval and commercialization of telavancin. If the Company’s product candidate is approved by the FDA, the inventory costs incurred are anticipated to be reimbursed through a milestone payment required under the agreement which would be earned upon regulatory approval.

If the regulatory approval of the Company’s product candidate is delayed or denied by the necessary regulatory bodies, or if new information becomes available that suggests that the inventory will not be realisable, the Company may be required to expense a portion or all of the capitalized inventory costs. The amount that may be expensed may be offset by reimbursement through alternative arrangements with Astellas under terms of the Company’s collaboration agreement.

Bonus Accruals

The Company has short-and long-term bonus programs for certain eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, in some cases over a period of time in excess of twelve months, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. During the second quarter of 2007, the Company recorded an increase in bonus expense and the related bonus accrual for non-officer employees of $7.5 million related to the achievement of certain proof-of-concept milestones, which included the effect of a change in estimate of $7.1 million.

Fair Value of Share-based Payment Awards

The Company uses the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-based Payment (SFAS123(R)). The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method of transition. Under this method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Share-based compensation arrangements covered by SFAS 123(R) currently include stock options granted, restricted shares issued and performance-contingent restricted stock unit awards (RSUs) granted under the 2004 Equity Incentive Plan, as amended, and purchases of common stock by the Company’s employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan (ESPP). The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant and the fair value of RSUs is expensed during the term of the award when the Company determines that it is probable that certain performance conditions will be met. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method over the vesting period while the compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense for stock options has been reduced for estimated forfeitures so that compensation expense is based on options ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated annual forfeiture rate for stock options is 3.6%, based on its historical forfeiture experience.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (EITF) ratified consensus EITF Issue No. 07-3 (EITF 07-3), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of the provisions of EITF 07-3 on its financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of the provisions of SFAS 159 on its financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

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

2. Net Loss per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, plus dilutive potential common shares. At June 30, 2007, potential common shares consist of 52,000 shares subject to repurchase (including 50,000 shares of restricted stock), 11,283,000 shares issuable upon the exercise of stock options, 1,842,218 shares issuable under performance-contingent restricted stock unit awards and 18,000 shares issuable upon the exercise of warrants. At June 30, 2006, potential common shares consist of 172,000 shares subject to repurchase (including 50,000 shares of restricted stock), 10,620,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of warrants. Diluted EPS is identical to Basic EPS for all periods presented since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2007	2006	2007	2006
Basic and diluted:
Net loss	$(45,125)	$(41,475)	$(94,575)	$(90,427)

Weighted average shares of common stock outstanding	60,437	59,620	60,320	58,372
Less: weighted average shares subject to repurchase	(96)	(180)	(98)	(187)
Weighted average shares used in computing basic and diluted net loss per common share	60,341	59,440	60,222	58,185
Basic and diluted net loss per common share	$(0.75)	$(0.70)	$(1.57)	$(1.55)

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

As of June 30, 2007, the Company has received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of its candidates, and could receive up to $445.0 million in remaining milestones allocated as follows: up to $75.0 million related to the achievement of certain clinical milestones by a Theravance-discovered LABA, up to $220.0 million related to approval and launch of a product containing a Theravance-discovered LABA in multiple regions in the world, and up to $150.0 million related to the achievement of certain sales thresholds by a Theravance-discovered LABA. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, the Company will be obligated to make payments to GSK of up to $220 million. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, the Company is entitled to receive the same royalties on product sales of medicines from the Beyond Advair collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

The Company recorded the upfront and milestone payments as deferred revenue and they are being amortized ratably over the Company’s estimated period of performance (the product development period). Collaboration revenue was $1.7 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively, and $3.4 and $4.0 million for the six months ended June 30, 2007 and 2006, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For each of the three and six months ended June 30, 2007 and 2006, reimbursable costs related to the collaboration were not material.

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

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the licensing of this program. Through June 30, 2007, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate. These payments are amortized ratably over the estimated period of performance (the product development period). The Company recognized $0.2 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively, in revenue related to the LAMA program. Additionally, the Company is reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three and six months ended June 30, 2007 and 2006, there were no reimbursable costs.

In March 2005, GSK exercised its right to license the Company’s muscarinic antagonist-beta2 agonist (MABA) program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through June 30, 2007, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate. This payment is being amortized ratably over the estimated period of performance (the product development period). Collaboration revenue related to the MABA program was $0.2 million for each of the three months ended June 30, 2007 and 2006 and $0.5 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. Additionally, the Company is reimbursed by GSK for certain costs related to the MABA program as an offset to research and development expense. Reimbursements for the three and six months ended June 30, 2007 and 2006 were not material.

In September 2007, GSK is required to make a decision whether or not to license the Company’s GI Motility Dysfunction program. In the event GSK elects to license this program, the Company will be entitled to receive a licensing payment, potential future milestones based upon successful achievement of certain milestones, and GSK will be responsible for all future development, manufacturing and commercialization costs associated with this program.

Under the alliance, GSK had the right between June 1 and July 1, 2007, to elect to acquire (call) half of Theravance’s outstanding shares of common stock at $54.25 per share. On June 29,

2007, GSK elected not to exercise the call. Pursuant to the Company’s Restated Certificate of Incorporation, since GSK did not exercise its call right, each of the Company’s stockholders (including GSK, to the extent GSK holds common stock) has the right to require the Company to redeem (put) up to 50% of their common stock at $19.375 per share between August 1 and September 12, 2007. GSK is contractually obligated to pay to the Company the funds necessary for it to redeem the shares of common stock from its stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525.0 million. The Company is under no obligation to redeem its shares under the put until it receives funds from GSK to redeem the shares. GSK’s ownership of the Company’s outstanding stock could increase to as much as approximately 59.4% through the issuance by the Company to GSK of the number of shares of common stock that the Company may be required to redeem from the Company’s stockholders as described above. If the Company’s stockholders do exercise the put, GSK may elect to purchase the shares of common stock that are put directly from such stockholders. The Company has agreed not to issue new equity securities if it would cause more than approximately 54.2 million shares of common stock subject to the put (including securities vested and exercisable or convertible into shares of common stock) to be outstanding as of the end of the put period. If GSK’s ownership increases to more than 50% in 2007 as a result of the put, GSK would receive an extension of its option to license the Company’s full drug discovery programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

The effect of the redemption of the Company’s common stock pursuant to the put would not cause a decrease to its cash balances, total assets, or total stockholders’ equity. Accordingly, the Company has classified its common stock within stockholders’ equity.

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, the Company and Astellas agreed to add Japan to their telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through June 30, 2007, the Company had received $133.0 million in upfront, milestone and other fees from Astellas, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). The Company recognized $2.5 million and $1.4 million in revenue for the three months ended June 30, 2007 and 2006, respectively, and $4.6 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company was eligible to receive up to $95.0 million in remaining clinical and regulatory milestone payments, which includes up to $85.0 million for approval of the complicated skin and skin structure infections (cSSSI) New Drug Application (NDA) and completion of the hospital-acquired pneumonia (HAP) clinical program and filing and approval of a supplemental telavancin NDA for HAP, and $10.0 million if the Phase 3 data demonstrates telavancin’s superiority over vancomycin for HAP patients infected with methicillin-resistant Staphylococcus aureus (MRSA).

In July 2007, the Company earned a $25.0 million milestone payment from its partner, Astellas. On August 8, 2007, the Company received the $25.0 million payment from Astellas (see Note 10 — Subsequent Event).

If telavancin is commercialized, the Company will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, the Company will be responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and HAP, and Astellas will be responsible for substantially all costs associated with commercialization and further development of telavancin. In addition to the license rights to telavancin, Astellas has an option to license TD-1792, our investigational antibiotic, for further development and commercialization on substantially the same terms under which Astellas licensed telavancin. The Company expects Astellas to make a decision by the end of 2007 whether to license this compound or not.

2006 License Agreement with AstraZeneca AB

In May 2006, the Company entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which it granted an exclusive, worldwide license to AstraZeneca to develop and commercialize the Company’s intravenous anesthetic compound TD-4756 for which the Company received a $1.0 million upfront payment. In addition, the Company is eligible to receive milestone payments and royalties on global sales. As of June 30, 2007, the Company had fully recognized all of the upfront payment ($0.4 million and $0.6 million in 2007 and 2006, respectively,) due to the completion of its performance obligations under the contract.

4. Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2007:

	June 30, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agencies	$53,467	$15	$(27)	$53,455
U.S. corporate notes	50,128	15	(8)	50,135
U.S. commercial paper	35,603	—	—	35,603
Asset-backed securities	30,008	48	(9)	30,047
Certificates of deposit	80	—	—	80
Money market funds	12,190	—	—	12,190
Total	181,476	78	(44)	181,510

Less amounts classified as cash and cash equivalents	(45,545)	—	—	(45,545)
Less amounts classified as restricted cash	(3,830)	—	—	(3,830)
Amounts classified as marketable securities	$132,101	$78	$(44)	$132,135

The estimated fair value amounts have been determined by the Company using available market information. At June 30, 2007, approximately 68% of marketable securities mature within twelve months, 14% of marketable securities mature between twelve and twenty-four months and the remaining 18% have maturities beyond twenty-four months. Average duration of available-for-sale securities was approximately 6 months at June 30, 2007. The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2007 were temporary in nature.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of net unrealized gains and losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(45,125)	$(41,475)	$(94,575)	$(90,427)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(47)	12	8	(492)
Comprehensive loss	$(45,172)	$(41,463)	$(94,567)	$(90,919)

6. Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2007.

Purchase Obligations

At June 30, 2007, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $3.1 million.

7. Stockholders’ Equity

Determining Fair Value of Stock-Based Compensation

Under SFAS 123(R), the Company elected to continue to use the Black-Scholes valuation model for share-based payment awards granted. The Company’s determination of the fair value of share-based payment awards on the grant date using option valuation models requires the input of highly subjective assumptions, including the expected price volatility and option life. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the Company is unable to use actual price volatility or option life data as input assumptions within its Black-Scholes valuation model. As a result, the Company is required to use the “simplified” method as described in Staff

Accounting Bulletin No.107 relating to SFAS 123(R) for expected option life and peer company price volatility. Both of these assumptions have resulted in Black-Scholes inputs that are higher than actual results to date. The result of this is an increase in the value of estimated stock-based compensation reflected in the Company’s Condensed Consolidated Statements of Operations.

The weighted-average assumptions used to value employee stock-based compensation for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Employee stock options
Risk-free interest rate	4.56%-5.0	3%	4.75%-5.1	6%	4.48%-5.0	3%	4.57%-5.1	6%
Expected life (in years)	5.29-6.08		5.55-6.14		5.29-6.08		5.55-6.17
Volatility	0.48		0.51		0.48		0.51
Dividend yield	—%		—%		—%		—%
Weighted average fair value of stock options granted	$17.04		$14.30		$17.46		$15.74

Employee stock purchase plan issuances
Risk-free interest rate	4.95%-4.9	8%	4.97%-5.0	0%	4.95%-4.9	8%	2.58%-5.0	0%
Expected life (in years)	0.5-2.0		0.5-2.0		0.5-2.0		0.5-2.11
Volatility	0.26-0.30		0.30-0.38		0.26-0.30		0.30-0.70
Dividend yield	—%		—%		—%		—%
Weighted average fair value of ESPP issuances	$9.96		$8.07		$9.96		$9.01

As of June 30, 2007, there was $44.0 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

Stock-based compensation expense consists of the compensation cost for employee share-based awards, including restricted stock, and the value of options issued to non-employees for services rendered. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Research and development	$3,196	$3,290	$6,564	$6,337
General and administrative	2,309	3,465	4,729	5,431
Total	$5,505	$6,755	$11,293	$11,768

Stock Option Plans

During the six months ended June 30, 2007, the Company granted stock options to purchase 647,463 shares at an average exercise price of $33.63 per share and granted 1,842,218 performance-contingent restricted stock unit awards (RSUs) whose fair value was $33.25 per share on the date of grant, under the 2004 Equity Incentive Plan, as amended (the Plan). On April 25, 2007, an amendment to the Plan which, among other things, increased the number of shares authorized for issuance under the Plan from 3,700,000 to 7,200,000 shares, was approved by the Company’s stockholders. As of June 30, 2007, total shares remaining available for issuance under the Plan were 1,396,879.

The RSUs have dual triggers of vesting based upon the successful achievement of certain corporate operating objectives during 2008 and 2009 as well as a three-year cliff from the date of grant. The issuance of shares underlying the RSUs would occur, if at all, during 2009 and 2010. Expense associated with RSUs would be recognized, if at all during these years depending on the probability of meeting the performance conditions. The maximum potential expense associated with the RSUs could be up to approximately $61.0 million (allocated as $39.0 million for research and development expense and $22.0 million for general and administrative expense) if all of the objectives are successfully achieved on time. As of June 30, 2007, the Company had determined that none of the requisite performance conditions were probable and as a result, no compensation expense has been recognized. As the RSUs are dependent upon the successful achievement of certain corporate objectives, the expense associated with the RSUs may vary significantly from period to period.

The Company previously allowed certain stock option holders to exercise their options by executing stock purchase agreements and full-recourse notes payable to the Company. The stock purchase agreements provide the Company with the right to repurchase unvested shares. Certain full-recourse notes payable include forgiveness provisions whereby the Company forgives the unpaid principal of the note on its maturity date if the optionee remains in continuous service until the maturity date on the notes (see Notes Receivable discussion in Note 8). In May 2007, 51,612 shares of common stock issued under a stock purchase agreement were repurchased and the corresponding note receivable was cancelled. As of June 30, 2007, there were no further notes receivable outstanding related to stock purchase agreements.

The following table summarizes equity award activity under the Company’s 2004 Equity Incentive Plan, as amended, and related information:

			Weighted-
		Number	Average
		of Shares	Exercise Price
	Number	Subject to	and RSU
	of Shares	Outstanding	Fair Value
	Available for Grant	Options and RSUs	at Grant per Share
	(In thousands, except per share data)
Balance at December 31, 2006	1,070	10,390	$12.92
Options granted	(828)	828	$34.05
Options exercised	—	(118)	$5.44
Options forfeited	39	(39)	$21.68
Balance at March 31, 2007	281	11,061	$14.55
Additional shares authorized	3,500	—	$—
Options granted	(647)	647	$33.63
RSUs granted	(1,842)	1,842	$33.25
Options exercised	—	(336)	$6.22
Options and RSUs forfeited	105	(105)	$26.51
Balance at June 30, 2007	1,397	13,109	$18.24

No options were granted with exercise prices less than fair value of common stock on the date of grant during the six months ended June 30, 2007 or the year ended December 31, 2006.

The total intrinsic value of the options exercised for the three months ended June 30, 2007 and 2006 was $9.1 million and $5.1 million, respectively, and the total fair value of options vested is $0.5 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively. The total intrinsic value of the options exercised for the six months ended June 30, 2007 and 2006 was $12.1 million and $12.6 million, respectively, and the total fair value of options vested is $1.2 million and $3.6 million for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, all outstanding options to purchase common stock of the Company are summarized in the following table (in thousands, except years and per share data):

	Options Outstanding				Options Exercisable
Exercise Price Per Share	Number of Shares Subject to Outstanding Options	Weighted- Average Remaining Contractual Life	Number of Shares Subject to Options Unvested	Aggregate Intrinsic Value	Number of Shares Exercisable	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life

$0.20	10	0.22	—		10		0.22
$1.32	48	2.42	—		48		2.42
$3.10	1,348	5.75	114		1,348		5.75
$8.53	2,738	4.31	—		2,738		4.31
$9.69	1,935	6.29	1,618		30		6.83
$12.40 — $18.25	1,245	7.36	1,033		188		7.15
$18.26 — $21.70	976	7.74	963		—		—
$21.71 — $29.65	1,464	8.44	1,348		—		—
$29.66 — $35.46	1,519	9.57	1,519		—		—
	11,283	6.69	6,595	$185,460	4,362	$109,388	4.86

Employee Stock Purchase Plan

Through June 30, 2007, the Company issued 392,317 shares under the 2004 Employee Stock Purchase Plan (ESPP) at an average price of $15.50 per share. The total number of remaining shares available for issuance under the plan at June 30, 2007 was 232,683. The total stock-based compensation expense recognized related to the ESPP under SFAS 123(R) for the three and six months ended June 30, 2007 was $0.4 million and $0.8 million, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2006, respectively.

Reserved Shares

The Company has reserved shares of common stock for future issuance as follows (shares in thousands):

June 30, 2007
Subject to outstanding warrant	18
Stock option plans:
Subject to outstanding options and RSUs	13,109
Available for future grants	1,397
Available for future ESPP purchases	233
Total	14,757

8. Related Party Transactions

Related Parties

The Company’s related parties are its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 3.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees totaling $0.3 million were incurred in the ordinary course of business for each of the six months ended June 30, 2007 and 2006, respectively.

During the quarter ended June 30, 2007, the Company repurchased 51,612 shares of its common stock from a director of the Company under a stock purchase agreement. The agreement had a performance condition which required the director to develop new technology and assign his rights to the Company by a specified date which lapsed in the second quarter. Since the performance condition was not met, the Company exercised its right to repurchase the stock for the original par value of $800.

Notes Receivable

The Company has provided loans to certain of its employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans. The Company has also allowed certain option holders to exercise their options by executing stock purchase agreements and full recourse notes payable to the Company. The balance of the notes receivable for stock option exercises is included in Stockholders’ Equity (Deficit) on the condensed consolidated balance sheets. The loans issued for the exercise of stock options are dated prior to November 2001 and thus are not subject to variable accounting as required under EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation 44.”

Interest receivable related to the notes was approximately $26,000 and $24,000 for the periods ending June 30, 2007 and December 31, 2006, respectively, and is included in prepaid and other current assets. The Company accrues interest on the notes at rates of up to 8.0%. The outstanding loans at June 30, 2007 had maturity dates ranging from October 2007 through February 2012.

9. Income Taxes

The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the beginning balance of the Company’s accumulated deficit.

Under FIN 48, the Company has unrecognized tax benefits of $26.7 million as of January 1, 2007. If the Company is eventually able to recognize these uncertain positions, $26.7 million of the unrecognized benefit would reduce its effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company is subject to federal and state examination for years 1996 and forward, by virtue of the tax attributes carrying forward from those years. There are no tax examinations currently in progress.

10. Subsequent Event

In July 2007, the Company earned a $25.0 million milestone payment from its partner, Astellas. On August 8, 2007, the Company received the $25.0 million payment from Astellas.

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

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Of our five programs in development, four are in late stage—our telavancin program focusing on treating serious Gram-positive bacterial infections in collaboration with Astellas Pharma Inc. (Astellas), our Gastrointestinal Motility Dysfunction program, our Beyond Advair collaboration with GlaxoSmithKline plc (GSK) and TD-1792, our investigational antibiotic for the treatment of serious Gram-positive infections. By leveraging our proprietary insight of multivalency to drug discovery focused on validated targets, we are pursuing a next generation drug discovery strategy designed to discover superior medicines in large markets. We commenced operations in 1997, and as of June 30, 2007, we had an accumulated deficit of $872.4 million. In December 2006, we submitted our first new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for telavancin for the treatment of complicated skin and skin structure infections (cSSSI). However, none of our product candidates have been approved for marketing and sale and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development.

Our net loss for the three months ended June 30, 2007 was $45.1 million compared to $41.5 million during the same period of 2006, or a 9% increase. Revenue recognized under our collaboration agreements increased by 10% when compared to the same period of 2006. For the comparable second quarters, both research and development costs as well as general and administrative costs increased by 7%. Cash, cash equivalents and marketable securities totaled $177.7 million at June 30, 2007, a decrease of $57.9 million since December 31, 2006. This decrease was primarily due to the net usage of cash in operations, offset by the receipt of $32.0 million from Astellas in the first quarter of 2007.

Following are updates on the progress of our clinical programs as of July 31, 2007:

Bacterial Infections Programs

Telavancin

Our New Drug Application (NDA) for telavancin for the treatment of complicated skin and skin structure infections (cSSSI) caused by Gram-positive bacteria, including resistant pathogens such as methicillin-resistant Staphylococcus aureus (MRSA), is under review at the U.S. Food and Drug Administration (FDA). The FDA Prescription Drug User Fee Act (PDUFA) target action date for telavancin is mid to late October 2007.

Our telavancin Phase 3 program for the treatment of hospital-acquired pneumonia (HAP) caused by Gram-positive bacteria, including resistant pathogens such as MRSA, has completed enrollment, with data expected by the end of 2007.

TD-1792

We reported positive results from our Phase 2 cSSSI clinical study with TD-1792, our next-generation antibiotic for the treatment of resistant Gram-positive infections, including resistant pathogens such as MRSA. The study met its primary endpoint of non-inferiority compared to vancomycin, met key secondary endpoints, and TD-1792 demonstrated a favorable tolerability profile.

Respiratory Programs

Beyond Advair

Our collaboration with GlaxoSmithKline plc (GSK) to develop and commercialize a once-daily Long-Acting Beta2 Agonist (LABA) product candidate for the treatment of asthma and chronic obstructive pulmonary disease (COPD) continues to progress, with the lead compound, GSK642444, expected to enter into larger Phase 2b clinical studies later this year and the backup compound, GSK159797, expected to enter a dose-optimization study later this year as well.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) Program

Our MABA program for the treatment of COPD continues to progress, with the lead compound, GSK961081, expected to begin a Phase 2 clinical study later this year.

Inhaled Long Acting Muscarinic Antagonist (LAMA) Program

Our lead compound in the LAMA program for COPD continues to progress in preclinical safety studies.

Gastrointestinal (GI) Motility Dysfunction Program

We reported positive results of our Phase 2 study with TD-5108 in patients with chronic constipation. All three doses of TD-5108 achieved statistical significance in the primary endpoint, achieved key secondary endpoints, and at the two lowest doses, TD-5108 was well tolerated with a low incidence of adverse events.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the three and six months ended June 30, 2007 compared to those discussed in our Annual Report on Form 10-K filed on March 1, 2007 (2006 10-K), except for the adoption our inventory policy, the change in estimate under our bonus accrual policy and the adoption of Financial Interpretation Number 48 — Accounting for Uncertainty in Income Taxes, as discussed below.

Inventory

Inventory is stated at the lower of cost or market and is included with Prepaid and Other Current Assets. Inventory consists of $2.8 million of commercial launch supplies of our product candidate telavancin which is currently awaiting regulatory approval. Under our 2005 License, Development and Commercialization Agreement with Astellas, we are responsible to deliver to Astellas approximately six months of first commercial sale inventory (as defined) in anticipation of the regulatory approval and commercialization of telavancin. If our product candidate is approved by the U.S. Food and Drug Administration, the inventory costs incurred would be reimbursed through a milestone payment required under the agreement which would be earned upon regulatory approval.

If the regulatory approval of our product candidate is delayed or denied by the necessary regulatory bodies, or if new information becomes available that that suggests that the inventory will not be realisable, we may be required to expense a portion or all of the capitalized inventory costs. The amount that may be expensed may be offset by reimbursement through alternative arrangements with Astellas under terms of our collaboration agreement.

Bonus Accruals

We have short- and long-term bonus programs for certain eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based.  Management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, in some cases over a period of time in excess of twelve months, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. During the second quarter of 2007, we recorded an increase in bonus expense and the related bonus accrual of $7.5 million related to the achievement of certain proof-of-concept milestones, which included the effect of a change in estimate of $7.1 million.

Income taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), as an interpretation of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim accounting periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.

Collaboration and Licensing Agreements

2002 Beyond Advair Collaboration with GSK

In November 2002, we entered into our Beyond Advair collaboration agreement with GSK to develop and commercialize LABA product candidates for the treatment of asthma and COPD. Each company contributed four LABA product candidates to the collaboration, and in April 2007, we reported results from the Phase 2b clinical program for GSK’s product candidate GSK642444 (‘444) and Theravance’s product candidate GSK159797 (‘797). Both ‘444 and ‘797, dosed once daily, achieved clinically significant increases in bronchodilation at least equivalent to that of salmeterol dosed twice daily. Both compounds will continue in development, with the lead compound, ‘444, progressing into larger studies and the backup compound, ‘797, continuing in a dose optimization study.

As of June 30, 2007, we had received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of our candidates, and could receive up to $445.0 million in remaining milestones allocated as follows: up to $75.0 million related to the achievement of certain clinical milestones by a Theravance-discovered LABA, up to $220.0 million related to approval and launch of a product containing a Theravance-discovered LABA in multiple regions in the world, and up to $150.0 million related to the achievement of certain sales thresholds by a Theravance-discovered LABA. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we will be obligated to make payments to GSK of up to $220.0 million. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, we are entitled to receive the same royalties on product sales of medicines from the Beyond Advair collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

We recorded the upfront and milestone payments as deferred revenue and they are being amortized ratably over our estimated period of performance (the product development period). Collaboration revenue was $1.7 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively, and $3.4 and $4.0 million for the six months ended June 30, 2007 and 2006, respectively. Subsequent development milestones will be recorded as deferred revenue when received and amortized over the remaining period of performance during the development period. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For each of the three and six months ended June 30, 2007 and 2006, reimbursable costs related to the collaboration were not material.

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

In August 2004, GSK exercised its right to license our long-acting muscarinic antagonist program (LAMA) pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the licensing of this program. Through June 30, 2007, we received a milestone payment of $3.0 million from GSK related to clinical progress of our candidate. These payments are amortized ratably over the estimated period of performance (the product development period). We recognized $0.2 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively, in revenue related to the LAMA program. Additionally, we are reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three and six months ended June 30, 2007 and 2006, there were no reimbursable costs.

In March 2005, GSK exercised its right to license our muscarinic antagonist-beta2 agonist (MABA) program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through June 30, 2007, we received a milestone payment of $3.0 million from GSK related to clinical progress of our candidate. This payment is being amortized ratably over the estimated period of performance (the product development period). Collaboration revenue related to the MABA program was $0.2 million for each of the three months ended June 30, 2007 and 2006 and $0.5 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. Additionally, we are reimbursed by GSK for certain costs related to the MABA program as an offset to research and development expense. Reimbursements for the three and six months ended June 30, 2007 and 2006 were not material.

In September 2007, GSK is required to make a decision whether or not to license our GI Motility Dysfunction program. In the event GSK elects to license this program, we will be entitled to receive a licensing payment, potential future milestones based upon successful achievement of certain milestones, and GSK will be responsible for all future development, manufacturing and commercialization costs associated with this program.

Under the alliance, GSK had the right between June 1 and July 1, 2007, to elect to acquire (call) half of Theravance’s outstanding shares of common stock at $54.25 per share.  On June 29, 2007, GSK elected not to exercise the call.  Pursuant to our Restated Certificate of Incorporation, each of our stockholders (including GSK, to the extent GSK holds common stock) has the right to require us to redeem (put) up to 50% of their common stock at $19.375 per share between August 1 and September 12, 2007. GSK is contractually obligated to pay to us the funds necessary for us to redeem the shares of common stock from our stockholders; however, GSK’s maximum obligation for the shares subject to the put is capped at $525.0 million. We are under no obligation to redeem our shares under the put until we receive funds from GSK to redeem the shares.  GSK may increase its ownership of our outstanding stock up to approximately 59.4% through the issuance by Theravance to GSK of the number of shares of its common stock that we may be required to redeem from our stockholders as described above. If our stockholders do exercise the put, GSK may elect to purchase the shares of common stock that are put directly from our stockholders. We have agreed not to issue new equity securities if it would cause more than approximately 54.2 million shares of common stock subject to the put (including securities vested and exercisable or convertible into shares of common stock) to be outstanding as of the end of the put period. If GSK’s ownership increases to more than 50% in 2007 as a result of the put, GSK will receive an extension of its option to license our full drug discovery programs initiated prior to September 1, 2012; otherwise, this exclusive option does not apply to programs initiated after September 1, 2007.

The effect of the redemption of our common stock pursuant to the put would not cause a decrease to our cash balances, total assets, or total stockholders’ equity. Accordingly, we have classified our common stock within stockholders’ equity.

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, we agreed with Astellas to add Japan to our telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through June 30, 2007, we had received $133.0 million in upfront, milestone and other fees from Astellas, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). We recognized $2.5 million and $1.4 million in revenue for the three months ended June 30, 2007 and 2006, respectively, and $4.6 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, we were eligible to receive up to $95.0 million in remaining clinical and regulatory milestone payments, which includes up to $85.0 million for approval of the cSSSI NDA and completion of the HAP clinical program and filing and approval of a supplemental telavancin NDA for HAP, and $10.0 million if the Phase 3 data demonstrates telavancin’s superiority over vancomycin for HAP patients infected with MRSA.

In July 2007, the last clinical visit by the last patient in the telavancin Phase 3 HAP program occurred which enabled us to earn a $25.0 million milestone payment from our partner, Astellas. On August 8, 2007, we received the $25.0 million payment from Astellas (see Note 10 — Subsequent Event).

If telavancin is commercialized, we will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, we will be responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and HAP, and Astellas will be responsible for substantially all costs associated with commercialization and further development of telavancin. In addition to the license rights to telavancin, Astellas has an option to license TD-1792 for further development and commercialization on substantially the same terms under which Astellas licensed telavancin. We expect Astellas to make a decision by the end of 2007 whether to license this compound or not.

2006 License Agreement with AstraZeneca AB

In May 2006, the Company entered into a license agreement with AstraZeneca AB (AstraZeneca) pursuant to which it granted an exclusive, worldwide license to AstraZeneca to develop and commercialize the Company’s intravenous anesthetic compound TD-4756 for which the Company received a $1.0 million upfront payment. In addition, the Company is eligible to receive milestone payments and royalties on global sales. As of June 30, 2007, the Company had fully recognized all of the upfront payment $0.4 million and $0.6 million in 2007 and 2006, respectively, due to the completion of its performance obligations under the contract.

RESULTS OF OPERATIONS

Revenue  We recognized revenue of $5.3 million and $4.8 million for the three months ended June 30, 2007 and 2006, respectively, and $10.7 million and $9.1 million for the six months ended June 30, 2007 and 2006, respectively. This revenue primarily consisted of the amortization of upfront and milestone payments from GSK related to our Beyond Advair collaboration and our strategic alliance and from Astellas related to our telavancin collaboration. Following are the upfront and milestone payments received through June 30, 2007 (in millions):

Agreements/Programs	Upfront and Milestone Payments
GSK Collaborations
Beyond Advair collaboration	$60.0
Strategic alliance agreement	20.0
Strategic alliance—LAMA license	8.0
Strategic alliance—MABA license	8.0
Astellas license agreement	133.0
AstraZeneca license agreement	1.0
Total	$230.0

Upfront and milestone payments received from GSK and Astellas have been deferred and are being amortized ratably into revenue over the applicable estimated performance periods with end dates ranging between 2007 and 2019. Future revenue will include the ongoing amortization of remaining deferred revenue which consists of $121.6 million of upfront and milestone payments received through June 30, 2007 under our agreement with Astellas and $53.4 million of upfront and milestone payments received through June 30, 2007 under our agreements with GSK.

Research and development

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
External research and development	$16.3	$22.9	$44.7	$53.2
Employee-related	17.6	9.3	28.4	19.0
Stock-based compensation	3.2	3.3	6.6	6.3
Facilities, depreciation and other allocated	6.4	5.3	12.6	11.0
Total research and development expenses	$43.5	$40.8	$92.3	$89.5

Total research and development expenses increased 7% and 3% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Total external research and development costs decreased $6.6 million, or 29%, for the three months ended June 30, 2007 compared to the same period in 2006. Total external research and development costs decreased $8.5 million, or 16%, for the six months ended June 30, 2007 compared to the same period in 2006. The lower external development costs for the quarter and year-to-date periods were primarily a result of our completion of patient enrollment in our Phase 3 cSSSI studies for telavancin (our lead antibiotic candidate) in 2006, offset by increased external research and development costs associated with our Phase 3 HAP studies for telavancin and our two Phase 2 clinical studies for TD-1792, our investigational antibiotic, and TD-5108, our GI motility dysfunction compound, in 2007.

Employee-related expenses increased $8.3 million, or 89%, for the three months ended June 30, 2007 compared to the same period in 2006. Employee-related expenses increased $9.4 million, or 49%, for the six months ended June 30, 2007 compared to the same period in 2006. The increase was primarily due to higher costs of non-officer incentive programs and an increase headcount to support our clinical research programs in 2007. During the quarter, we recorded an increase in bonus expense and the related bonus accrual for non-officer employees of $7.5 million related to the achievement of certain proof-of-concept milestones, which included the effect of a change in estimate of $7.1 million.

Research and development stock-based compensation expense changed slightly for the three and six months ended June 30, 2007 compared to the same periods in 2006. The decrease in the second quarter of 2007 was due primarily to the reversal of stock-based compensation expense associated with a cancelled stock purchase agreement due to a performance condition not being met, offset by stock-based compensation expense related to increased headcount. Stock-based compensation includes expenses related to employee stock options, employee stock purchases and the value of options issued to non-employees for services rendered. Facilities, depreciation and other allocated expenses increased by 21% and 15% for the three and six months ended June 30, 2007 over the comparable periods of 2006. These respective period increases were primarily due to higher supplies and facilities administration costs in 2007.

During the latter half of the year, we anticipate decisions from both GSK and Astellas as to whether they will license our GI Motility Dysfunction program and TD-1792, respectively, which could substantially affect our expenses. If GSK decides to license our GI Motility Dysfunction program under the terms of the strategic alliance, GSK would assume responsibility for all subsequent development, manufacturing and commercialization costs for product candidates in this program and we would be entitled to an upfront payment, additional payments upon achievement of clinical, regulatory and commercial milestones and royalties on future sales. If Astellas decides to license TD-1792, the terms of the arrangement would likely be similar to those of our telavancin agreement, which requires us to fund Phase 3 development in exchange for an upfront payment and potential clinical and regulatory milestone payments and royalties on future sales.

In addition, we have short- and long-term bonus programs in place for certain eligible employees related to the achievement of certain clinical milestones. As mentioned above, during the second quarter of 2007, we achieved certain clinical milestones which resulted in an increase of bonus expense of $7.5 million. Also in the second quarter, we granted performance-contingent restricted stock unit awards (RSUs) to certain research and development employees, the vesting of which is tied to the successful achievement of certain corporate operating objectives and a three-year cliff. The maximum potential expense for research and development could be up to $39.0 million, which would be recognized in increments based on the successful achievement of these objectives over a three-year performance period. To-date, we determined that no requisite performance conditions were probable and as a result, no compensation expense has been recognized.

Further, under our agreement with Astellas, we are responsible for completion of the cSSSI and HAP telavancin Phase 3 programs, publication of the results of these studies, preparation and submission of a NDA to the FDA for the cSSSI indication and subsequently for the HAP indication, and manufacture of sufficient quantities of active pharmaceutical ingredient (API) and drug product for launch. We are reliant on the efforts of third parties, including contract research organizations, consultants and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which these responsibilities will be completed, we anticipate that our aggregate external costs associated with the telavancin Phase 3 programs will be towards the upper range of $125.0 million to $150.0 million.

Other external research and development expenses will be driven by our ongoing development efforts in our GI Motility Dysfunction program and TD-1792 and expenses associated with our additional early-stage drug discovery programs. However, actual expenses may vary considerably based upon timing of program initiation, study enrollment rates, and the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative    General and administrative expenses increased by $0.6 million, or 7%, for the three months ended June 30, 2007, compared to the same period in 2006. General and administrative expenses increased by $2.1 million, or 13%, for the six months ended June 30, 2007, compared to the same period in 2006. These increases were primarily due to higher employee costs, marketing expenses and costs associated with preparation for the GSK call/put, offset by lower stock-based compensation expenses.

Total general and administrative stock-based compensation expense decreased $1.2 million, or 33%, for the three months ended June 30, 2007 compared to the same period in 2006. The decrease was primarily due to longer vesting periods related to our annual replenishment of director grants. Stock-based compensation includes expenses related to employee stock options, employee stock purchases and the value of options issued to non-employees for services rendered.

During the second quarter, we also granted RSUs to certain general and administrative employees, the vesting of which is tied to the successful achievement of certain corporate operating objectives and a three-year cliff. The maximum potential general and administrative expense could be up to $22.0 million, which would be recognized in increments based on the successful achievement of objectives over a three-year performance period. To-date, we determined that no requisite performance conditions were probable and as a result, no compensation expense has been recognized.

We anticipate general and administrative expenses will increase for the remainder of 2007 and subsequent years to support our growing discovery, development, manufacturing and commercialization efforts.

Interest and other income   Interest and other income includes interest income earned on cash and marketable securities, net realized gains on marketable securities and net sublease income on facilities. Interest income decreased for the three and six months ended June 30, 2007 compared to the same periods in 2006, primarily due to lower average cash balances.

Interest and other expense   Interest expense includes interest expense on capital lease and debt arrangements. Interest and other expense decreased for the three and six months ended June 30, 2007 compared to the same periods in 2006, primarily due to the conclusion of various lease contracts.

Income taxes    We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the beginning balance of our accumulated deficit. Under FIN 48, we have unrecognized tax benefits of $26.7 million as of January 1, 2007. If we are eventually able to recognize these uncertain positions, $26.7 million of the unrecognized benefit would reduce our effective tax rate. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We are subject to federal and state examination for years 1996 and forward, by virtue of the tax attributes carrying forward from those years. We have no tax examinations currently in progress.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007 and December 31, 2006, we had $177.7 million and $235.6 million, respectively, in cash, cash equivalents and marketable securities, in each case excluding $3.8 million and $3.9 million, respectively, in restricted cash and cash equivalents that was pledged as collateral for certain of our leased facilities and equipment. In February 2007, we received payments of $32.0 million from Astellas, and during the third quarter, we expect to receive an additional $25.0 million as a result of achieving a clinical milestone under the terms of our collaboration agreement with Astellas.

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating and spending assumptions. Each of TD-5108 and TD-1792 have successfully completed their first Phase 2 study and we intend to pursue a collaboration arrangement for the development and commercialization of the compound(s). If we are unable to enter into such collaboration arrangement(s), or if those agreements require that we assume future development responsibilities, then our operating expenses will increase significantly and we may need to raise additional funds sooner than presently anticipated. We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. We also expect expenditures to increase as we continue to invest in our research and development and administrative infrastructure to support our expanded operations. As a result, we may raise additional funds in advance of our expected operating needs, if we expand more rapidly than we presently anticipate or if our operating costs exceed our expectations. Pursuant to the restrictions described below in our agreements with GSK, we cannot sell significant additional equity until the expiration of the put period in September 2007, but we may sell debt securities or incur indebtedness, subject to limitations under our agreements with GSK. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the put period in September 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock, or securities that are vested and exercisable or convertible into shares of common stock, to be outstanding as of the end of the put period. As a result of our public offering in February 2006, we cannot sell significant additional equity securities until the expiration of the put period in September 2007. In addition:

•                  If, on or immediately after the termination of the put period in September 2007, GSK directly or indirectly controls more than 35.1% of our outstanding capital stock, then without the prior written consent of GSK, we may not issue more than an aggregate of approximately 16.1 million shares of our capital stock after September 1, 2007 through August 2012; and

•                  Prior to the termination of the put period in September 2007, we may not borrow money or otherwise incur indebtedness of more than $100.0 million or if such indebtedness would cause our consolidated debt to exceed our cash and cash equivalents and marketable securities.

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

Cash Flows

Net cash used in operating activities was $58.7 million and $48.2 million for the six months ended June 30, 2007 and 2006, respectively. Although research and development and general and administrative expenses increased in the 2007 period, the increase was offset by $32.0 million received from Astellas.

Investing activities for the six months ended June 30, 2007 provided cash of $27.8 million compared to the use of cash in investing activities of $60.6 million for the comparable period of 2006. The increase in 2007 resulted primarily from net maturities and sales of marketable securities.

Financing activities provided cash of $4.1 million and $144.0 million for the six months ended June 30, 2007 and 2006, respectively. The cash provided by financing activities in 2007 was primarily due to proceeds received from the issuance of common shares under our employee stock plans, while the cash provided by financing activities during the first half of 2006 was higher primarily due to proceeds, net of issuance costs, of approximately $139.8 million received from our public offering of common stock in February 2006.

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

Effect of Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (EITF) ratified consensus EITF Issue No. 07-3 (EITF 07-3), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of the provisions of EITF 07-3 on our financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS 159 is effective beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of the provisions of SFAS 159 on our financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

In July 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as an interpretation of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2006 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company received a letter dated February 8, 2007 from the United States Environmental Protection Agency (EPA) indicating that the EPA was considering an administrative action against the Company for alleged violations of certain laws and regulations regarding organic effluent levels in waste generated by the Company. The Company submitted documentation to the EPA and in June 2007, it received a notice of Certification of Violation Correction which noted that the Company was in compliance with the specified regulations.

In the future, the Company may be involved in litigation from time to time in the ordinary course of business.

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

Although our new drug application (NDA) for telavancin is currently under review by the U.S. Food and Drug Administration (FDA) and our Marketing Authorization Application is under review by the European Medicines Agency, it is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Several recent, well-publicized safety-related product withdrawals, suspensions, post-approval labeling revisions to include black-box warnings and changes in approved indications, as well as growing public and governmental scrutiny of safety issues have created an increasingly conservative regulatory environment.  Therefore, there is a risk that the FDA may implement new standards or change their interpretation of existing requirements for demonstrating that a product candidate is safe and effective, which could cause non-approval or delays in its approval of product candidates, including telavancin. The FDA Prescription Drug User Fee Act target action date for telavancin is in mid to late October 2007. If the FDA does not approve our NDA for telavancin, issues an approvable letter concerning telavancin or does not respond when expected, our stock price will fall. Furthermore, if we are unable to discover and develop medicines that are effective and safe in humans, our business will fail.

Any failure of a product candidate in clinical studies or any delay in commencing or completing clinical studies for our product candidates would likely cause our stock price to decline.

Each of our product candidates must undergo extensive preclinical and clinical studies as a condition to regulatory approval. Preclinical and clinical studies are expensive and take many years to complete. The commencement and completion of clinical studies for our product candidates may be delayed by many factors, including:

•              delays in patient enrollment, which we experienced in our Phase 3 hospital-acquired pneumonia (HAP) program for telavancin, and variability in the number and types of patients available for clinical studies;

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

For example, in the second quarter of 2006, we announced that it would be challenging to complete enrollment of our Phase 3 HAP clinical program for telavancin by the end of 2006, which had been our goal. Although the HAP program did complete enrollment by the end of June 2007, there can be no assurance that delays in other programs will not occur in the future. Such clinical study delays could impede the commercialization of our compounds and therefore would likely cause our stock price to decline.

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

Telavancin is the first product candidate for which we conducted clinical studies, and it is the first product candidate for which we submitted a NDA to the FDA. We may not obtain regulatory approval to commercialize telavancin in the United States. In addition, we plan to seek U.S. regulatory approval for the additional indication of HAP for telavancin. Our telavancin collaborator Astellas Pharma Inc. (Astellas), has submitted a Marketing Authorization Application to the European Medicines Agency for telavancin for the treatment of complicated skin and soft tissue infections (cSSTI) and plans to seek additional foreign regulatory approvals for telavancin. We will be unable to generate any revenues from royalty payments from the commercialization and sale of telavancin if we fail to obtain these approvals.

We rely on a number of manufacturers for our product candidates and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

We do not have in-house manufacturing capabilities and depend entirely on a number of third-party active pharmaceutical ingredient (API) and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our compounds in a timely manner from these third parties could delay clinical studies, prevent us from developing our product candidates in a cost-effective manner or on a timely basis, and adversely affect the commercial introduction of any approved products. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

We are in the process of having telavancin API and drug product manufactured for us in order to meet our obligations to Astellas in connection with commercial launch in the event telavancin is approved for sale by regulatory authorities. We have a single source of supply of telavancin API and a single source of supply of telavancin drug product. If we are unable to have telavancin manufactured in a timely manner, or if Astellas is unable to arrange for the expanded commercial manufacture of telavancin, the commercial introduction of telavancin, if approved, would be adversely affected. As an example, during a recent audit of our supplier for telavancin drug product, a district office of the FDA noted deficiencies, not related to the manufacture of telavancin drug product, with the supplier’s quality and laboratory systems at the plant where telavancin is manufactured. The supplier has reported to us that it has responded to all noted deficiencies and has obtained verbal acknowledgment from the FDA’s district office that it is in compliance, but it is awaiting a written communication from the FDA’s district office on this matter. Our supplier is continuing to manufacture telavancin drug product. Although we believe that our supplier will successfully conclude this matter with the FDA’s district office before our PDUFA date in mid to late October, any delays in the satisfactory resolution of the matters raised by the FDA’s district office could adversely affect the timely distribution of telavancin drug product to the marketplace.

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

•              some of the manufacturing processes for our compounds have not been scaled to quantities needed for continued clinical studies or commercial sales, and delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions and commercialization of our compounds; and

•              because some of the third-party manufacturers are located outside of the U.S., there may be difficulties in importing our compounds or their components into the U.S. as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.

For TD-1792, our next-generation antibiotic compound, as well as TD-5108 in our GI Motility Dysfunction program, we are using a limited number of sources to manufacture the API and drug product. If any supplier fails to continue to produce supplies for our development activities for these compounds in acceptable quantity and/or quality, our clinical studies could be delayed.

If approved, telavancin may not be accepted by physicians, patients, third party payors, or the medical community in general.

If approved by the relevant regulatory agencies, the commercial success of telavancin will depend upon its acceptance by physicians, patients, third party payors and the medical community in general. We cannot be sure that telavancin will be accepted by these parties even if it is approved by the relevant regulatory authorities. If approved, telavancin will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, a number of existing anti-infectives manufactured and marketed by major pharmaceutical companies and others, and potentially against new anti-infectives that are not yet on the market. Even if the medical community accepts that telavancin is safe and efficacious for its approved indications, physicians may choose to restrict the use of telavancin. If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, telavancin is preferable to vancomycin and other existing or subsequently-developed anti-infective drugs, we may never generate meaningful revenue from telavancin. The degree of market acceptance of telavancin, if approved by the relevant regulatory agencies, will depend on a number of factors, including, but not limited to:

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

Even if we receive regulatory approval, this approval may include limitations on the indicated uses for which we can market our medicines. Further, if we obtain regulatory approval, a marketed medicine and its manufacturer are subject to continual review, including review and approval of the manufacturing facilities. Discovery of previously unknown problems with a medicine may result in restrictions on its permissible uses, or on the manufacturer, including withdrawal of the medicine from the market. The FDA and similar foreign regulatory authorities may also implement new standards, or change their interpretation and enforcement of existing standards and requirements for the manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of June 30, 2007, we had an accumulated deficit of approximately $827.4 million.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. Each of TD-5108 and TD-1792 have successfully completed their first Phase 2 study and we intend to pursue a collaboration arrangement for the development and commercialization of the compound(s). If we are unable to enter into such collaboration arrangement(s), or if those agreements require that we assume future development responsibilities, then our operating expenses will increase significantly and we may need to raise additional funds sooner than presently anticipated.

In addition, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions in the world, we are obligated to pay GSK milestone payments of up to an aggregate of $220.0 million under our Beyond Advair collaboration. We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate or if our operating costs exceed our expectations. Prior to the September 2007 termination of the put period for our common stock related to our arrangements with GSK, we may seek to sell debt securities or incur other indebtedness. After the termination of the put period, we may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, our ability to raise debt and equity financing is constrained by our alliance with GSK and we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

In particular, until the expiration of the put period in September 2007, we are contractually prohibited from selling significant additional equity securities to raise capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our common stock to fall.

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

In addition, while our strategic alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has only licensed our LAMA program and our MABA program under the terms of the strategic alliance agreement and has chosen not to license our bacterial infections program and our anesthesia program. GSK is currently evaluating information regarding our GI Motility Dysfunction program, and we expect a decision from GSK as to whether they will license this program by the end of the third quarter of 2007. There can be no assurance that GSK will license our GI Motility Dysfunction program or any other development program under the terms of the strategic alliance agreement, or at all. GSK’s failure to license our development programs could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect both our ability to enter into collaborations for these product candidates with third parties and the price of our common stock.

In addition to its license rights to telavancin, Astellas has an option to license TD-1792, our investigational antibiotic, for further development and commercialization on substantially the same terms under which Astellas licensed telavancin.  Astellas is currently evaluating information regarding TD-1792 and we expect a decision from Astellas as to whether they will license TD-1792 by the end of 2007. There can be no assurance that Astellas will license TD-1792. A decision not to license TD-1792 could adversely affect the perceived prospects of this compound, which could negatively affect both our ability to enter into a collaboration for TD-1792 with a third party and the price of our common stock.

Our relationship with GSK may have a negative effect on our ability to enter into relationships with third parties.

As of July 31, 2007, GSK beneficially owned approximately 15.5% of our outstanding capital stock, and if all of our stockholders were to exercise their put right between August 1 and September 12, 2007 (the put period), GSK would increase its ownership of our stock up to approximately 59.4%. Other than our bacterial infections program and our anesthesia program, which GSK has decided not to license under the strategic alliance, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from all of our full drug discovery and development programs initiated prior to September 1, 2007. This right will extend to our programs initiated prior to September 1, 2012 if our stockholders exercise their put right during the put period and cause GSK to own more than 50% of our common stock at the end of the put period. In brief, pursuant to the terms of our Restated Certificate of Incorporation, each of our stockholders has the right to require us to redeem up to 50% of their common stock at $19.375 per share during the put period, and if any stockholders do exercise this right, after the end of the put period we would issue a number of shares to GSK equal to the number of shares redeemed from stockholders pursuant to exercise of the put right. Pharmaceutical companies other than GSK that may be interested in developing products with us are likely to be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs.

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

We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our preclinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our preclinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with good clinical practices and other regulations as required by the FDA and foreign regulatory agencies, and the applicable protocol.  The FDA enforces good clinical practices and other regulations through periodic inspections of trial sponsors, principal investigators and trial sites. For example, in connection with the FDA’s review of our telavancin NDA for the treatment of cSSSI, the FDA has conducted inspections of Theravance and certain of our study sites and clinical investigators. If we or any of the third parties on which we have relied to conduct our telavancin Phase 3 clinical program are determined to have failed to comply with applicable good clinical practices and other regulations, the clinical data generated in our telavancin Phase 3 program may be deemed unreliable and the FDA may decide to conduct additional pre-approval audits or require us to perform additional clinical studies before approving considering our NDA for approval

We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing or commercializing products before or more successfully than we do.

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

As of July 31, 2007, GSK beneficially owned approximately 15.5% of our outstanding capital stock. In addition, GSK has certain rights to maintain its percentage ownership of our capital stock and if a sufficient number of our stockholders exercise the put right provided for in our certificate of incorporation, GSK, which is required to fund our stockholders’ exercise of put rights, could own a majority of our capital stock after the end of the put period. In addition, GSK currently has the right to designate one member to our board of directors and, if a sufficient number of our stockholders exercise the put right during the put period to cause GSK’s ownership percentage of our capital stock to exceed 50% after September 12, 2007, GSK would have the right to nominate up to one-third of the members of our board of directors and up to one-half of the independent members of our board of directors. There are currently no GSK designated directors on our board of directors. GSK’s control relationship could give rise to conflicts of interest, including:

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

Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us. For example, GSK may offer to acquire 100% of our outstanding stock from stockholders in certain circumstances, such as if we are faced with a hostile acquisition offer or if our board of directors acts in a manner to facilitate a change in control of us with a party other than GSK. In addition, pursuant to our strategic alliance agreement with GSK, GSK has the right to license all of our full drug discovery and development programs initiated prior to September 1, 2007 or, if GSK acquires more than 50% of our stock in 2007 as a result of stockholders exercising their put rights, prior to September 1, 2012. As a result, we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

Our governance agreement with GSK limits our ability to raise debt and equity financing, undertake strategic acquisitions or dispositions and take certain other actions, which could significantly constrain and impair our business and operations.

Our governance agreement with GSK limits the number of shares of capital stock that we may issue and the amount of debt that we may incur. Prior to the termination of the put period in September 2007, without the prior written consent of GSK, we may not issue any equity securities if it would cause more than approximately 54.2 million shares of common stock, or securities that are vested and exercisable or convertible into shares of common stock, to be outstanding as of the end of the put period. Until the expiration of the put period, we will be contractually prohibited from selling significant additional equity securities to raise capital. In addition:

•              If, on or immediately after the termination of the put period in September 2007, GSK directly or indirectly controls more than 35.1% of our outstanding capital stock, then without the prior written consent of GSK, we may not issue more than an aggregate of approximately 16.1 million shares of our capital stock after September 1, 2007 through August 2012; and

•              Prior to the termination of the put period in September 2007, we may not borrow money or otherwise incur indebtedness of more than $100.0 million or if such indebtedness would cause our consolidated debt to exceed our cash, cash equivalents and marketable securities.

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

These events could result in a reduction of our discovery and development efforts or could result in our having to enter into collaborations with other companies that could require us to share commercial rights to our medicines to a greater extent than we currently intend. In addition, if GSK’s ownership of our capital stock exceeds 50% as a result of stockholders exercising their put rights, we will be prohibited from engaging in certain acquisitions, the disposition of material assets or repurchase of our outstanding stock without GSK’s consent. These restrictions could cause us to forego transactions that would otherwise be advantageous to us and our other stockholders.

The market price of our common stock is not guaranteed, and could be adversely affected by the put arrangements with GSK.

In June 2007, GSK had the right to require us to redeem 50% of our outstanding common stock in July 2007 for $54.25 per share, and GSK elected not to exercise this right.  Therefore, pursuant to our Restated Certificate of Incorporation, between August 1 and September 12, 2007 our stockholders have the right to cause us to redeem up to 50% of the shares held by them for $19.375 per share. Prior to the expiration of the put period, the price at which our common stock will trade may be influenced by the put right. Therefore, after the expiration of the put period, the market price of the common stock may decline significantly. In addition, during the put period our stock price may be highly volatile due to transactions in our stock or derivative instruments that are related to our stock.

After September 2008, GSK could sell or transfer a substantial number of shares of our common stock, which could depress our stock price or result in a change in control of our company.

If GSK owns less than 50.1% of our outstanding stock after the put right expires, then beginning in September 2008, GSK may sell or transfer our common stock either pursuant to a public offering registered under the Securities Act of 1933, as amended (the “1933 Act”), or pursuant to Rule 144 of the 1933 Act. In addition, if GSK owns less than 50.1% of our outstanding stock after the put right expires, then beginning in September 2012, GSK will have no restrictions on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of the outstanding shares of our common stock or, if these sales or transfers were made to a single buyer or group of buyers, could transfer control of our company to a third party.

As a result of the put arrangements with GSK, there are uncertainties with respect to various tax consequences associated with owning and disposing of shares of our common stock. Therefore, there is a risk that owning and/or disposing of our common stock may result in certain adverse tax consequences to our stockholders.

Due to a lack of definitive judicial and administrative interpretation, uncertainties exist with respect to various tax consequences resulting from the ownership of our common stock. These include:

•              In the event we pay or are deemed to have paid dividends prior to the lapse of the put rights, individual stockholders may be required to pay tax on such dividends at ordinary income rates rather than capital gains rates, and corporate stockholders may be prevented from obtaining a dividends received deduction with respect to such dividend income;

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2007, we had 98 issued United States patents and have received notices of allowance for 11 other United States patent applications. As of that date, we had 101 pending patent applications in the United States and 358 granted foreign patents. We also have 19 Patent Cooperation Treaty applications that permit us to pursue patents outside of the United States, and 739 foreign national patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials, the patent lives of the related drug candidates would be reduced.

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

•              any delay in the commercial distribution of telavancin if our NDA is approved by the FDA;

•              any adverse developments or results or perceived adverse developments or results with respect to our telavancin Phase 3 clinical studies for HAP. In this regard, we anticipate announcing the results of our telavancin Phase 3 HAP clinical studies in late 2007.  If the results are unfavorable our stock price will fall;

•              the extent to which GSK advances (or does not advance) our product candidates through development into commercialization;

•              any adverse developments or results or perceived adverse developments or results with respect to our GI Motility Dysfunction program or TD-1792;

•              the put right and the expiration of the put right on September 12, 2007;

•              transactions in our stock or derivative instruments that are related to our stock during the time that the put right may be exercised;

•              announcements regarding Astellas’ decision whether or not to license TD-1792;

•              announcements regarding GSK’s decisions whether or not to license any of our product development programs, in particular its decision whether or not to license our GI Motility Dysfunction program;

•              announcements regarding GSK or Astellas generally;

•              announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•              developments concerning any collaboration we may undertake with companies other than GSK or Astellas;

•              publicity regarding actual or potential testing or study results or the outcome of regulatory review relating to products under development by us, our partners or our competitors;

•     regulatory developments in the United States and foreign countries; and

•              economic and other external factors beyond our control.

Concentration of ownership will limit your ability to influence corporate matters.

As of July 31, 2007, GSK beneficially owned approximately 15.5% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 14.1% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate a director and after the end of the put period may have the right to nominate a certain number of directors depending on

GSK’s ownership percentage of our capital stock at the time. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our management or business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

April 1-30, 2007	—	—	—	—
May 1-31, 2007	—	—	—	—
June 1-30, 2007	51,612	$0.01550	—	—
51,612

(1)              The shares were repurchased pursuant to the terms of a stock purchase agreement dated December 14, 1998 between the Company and a service provider, which agreement gave the Company the right to repurchase the shares for $800 upon the service provider’s failure to meet a performance condition.

(2)              During the fiscal quarter ending June 30, 2007, the Company did not have a publicly announced Plan or Program to repurchase its stock.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Theravance Inc. was held on April 25, 2007, in South San Francisco, California.

The table below presents the results of the election to the Company’s board of directors.

	Votes for	Votes withheld
P. Roy Vagelos, M.D.	55,089,751	195,341
Rick E Winningham	55,085,472	199,620
Jeffrey M. Drazan	54,112,804	1,172,288
Robert V. Gunderson, Jr.	42,964,375	12,320,717
Arnold J. Levine. Ph.D	55,172,684	112,408
Eve E. Slater, M.D., F.A.C.C.	54,084,477	1,200,615
William H. Waltrip	54,865,664	419,428
George M. Whitesides, Ph.D	44,235,165	11,049,927
William D. Young	54,117,161	1,167,931

The stockholders also approved an amendment to the Company’s 2004 Equity Incentive Plan (the Incentive Plan) to, among other things, increase the number of shares authorized for issuance under the Incentive Plan from 3,700,000 to 7,200,000 shares. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld
Approval of amendment to 2004 Equity Incentive Plan	32,892,426	16,269,927	11,268

The stockholders also approved an amendment to the Company’s Restated Certificate of Incorporation to enable the Company to issue shares of Class A common stock and common stock to GlaxoSmithKline plc or its designated affiliate in the event of the call or the put and to issue common stock with respect to any stock dividends on Class A common stock after the call and put dates. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld
Approval of amendment to Restated Certificate of Incorporation	55,228,017	39,065	18,010

The stockholders also ratified the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld
Ratification of independent registered public accounting firm	55,144,170	134,912	6,010

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.3(1)	Restated Certificate of Incorporation
3.4(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.5(2)	Amended and Restated Bylaws
4.1(3)	Specimen certificate representing the common stock of the registrant
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007
10.31	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan
10.39	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect from 2007)
10.40	Form of Non-Employee Director Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect through 2006)
10.41	Form of Non-Employee Director Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect from 2007)
10.42	Form of Restricted Stock Unit Award under 2004 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(3)          Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

August 8, 2007	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

August 8, 2007	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.3(1)	Restated Certificate of Incorporation
3.4(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.5(2)	Amended and Restated Bylaws
4.1(3)	Specimen certificate representing the common stock of the registrant
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007
10.31	Form of Restricted Stock Agreement under 2004 Equity Incentive Plan
10.39	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect from 2007)
10.40	Form of Non-Employee Director Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect through 2006)
10.41	Form of Non-Employee Director Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect from 2007)
10.42	Form of Restricted Stock Unit Award under 2004 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-116384).

(2)          Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(3)          Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.