Form 10-Q/A
period 2007-06-30
THERAVANCE INC
filed 2007-08-15
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number:
0-30319

THERAVANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3265960
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on July 31, 2007 was 51,259,839.

The number of shares of registrant’s Class A common stock outstanding on July 31, 2007 was 9,401,498.

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 of Theravance, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 8, 2007 (the “Original Form 10-Q”).  This Amendment is being filed solely to correct an error on the cover page of the Original Form 10-Q.  The Original Form 10-Q incorrectly reported that there were 60,661,337 shares of the Company’s common stock outstanding at July 31, 2007.  The cover page of this Amendment reports the correct number of shares of the Company’s common stock that were outstanding at July 31, 2007, or 51,259,839 shares.

This Amendment does not modify or update the disclosure in the Original Form 10-Q other than as described in the previous paragraph.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

August 15, 2007	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

August 15, 2007	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended