Form 10-Q
period 2008-03-31
THERAVANCE INC
filed 2008-05-08
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on April 30, 2008 was 51,763,200.

The number of shares of registrant’s Class A common stock outstanding on April 30, 2008 was 9,401,499.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$81,283	$86,433
Marketable securities	176,384	40,383
Receivable from related party	167	316
Notes receivable	583	223
Prepaid and other current assets	9,963	6,732
Total current assets	268,380	134,087

Marketable securities	965	2,456
Restricted cash	3,810	3,810
Property and equipment, net	19,480	20,091
Notes receivable	1,266	1,539
Other long term assets	5,614	—
Total assets	$299,515	$161,983

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$4,699	$6,957
Accrued personnel-related expenses	9,783	11,841
Accrued clinical and development expenses	8,440	11,318
Other accrued liabilities	4,104	2,797
Current portion of note payable	105	101
Current portion of deferred revenue	22,589	22,519
Total current liabilities	49,720	55,533

Convertible subordinated notes	172,500	—
Deferred rent	1,921	2,003
Notes payable	408	435
Deferred revenue	161,421	166,136
Other long term liabilities	4,139	4,140

Commitments and contingencies

Stockholders’ equity (net capital deficiency):
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 51,713 and 51,684 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	516	516
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at March 31, 2008 and December 31, 2007	94	94
Additional paid-in capital	876,007	870,878
Accumulated other comprehensive income	362	57
Accumulated deficit	(967,573)	(937,809)
Total stockholders’ equity (net capital deficiency)	(90,594)	(66,264)
Total liabilities and stockholders’ equity (net capital deficiency)	$299,515	$161,983

*                    Condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenue (1)	$5,645	$5,398

Operating expenses:
Research and development	26,779	48,858
General and administrative	9,166	8,798
Total operating expenses	35,945	57,656

Loss from operations	(30,300)	(52,258)

Interest and other income, net	1,672	2,838
Interest expense	(1,136)	(30)
Net loss	$(29,764)	$(49,450)
Basic and diluted net loss per common share	$(0.49)	$(0.82)

Shares used in computing net loss per common share	61,003	60,061

(1)             Revenue includes amounts from GSK, a related party, of $2,824 for each of the three months ended March 31, 2008 and 2007.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows used in operating activities
Net loss	$(29,764)	$(49,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,082	1,074
Amortization, net	756	(203)
Change in accrued interest receivable on marketable securities	(1,703)	(270)
Stock-based compensation	4,914	5,788
Forgiveness of notes receivable	11	12
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	(271)	(205)
Accounts payable and accrued liabilities	(4,042)	2,307
Accrued personnel-related expenses	(2,059)	(2,162)
Deferred rent	(82)	(73)
Deferred revenue	(4,645)	26,603
Other long-term liabilities	(1)	382
Net cash used in operating activities	(35,804)	(16,197)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(1,367)	(1,566)
Purchases of marketable securities	(159,131)	(43,702)
Maturities of marketable securities	12,020	40,720
Sales of marketable securities	12,304	23,863
Release of restricted cash	—	30
Additions to notes receivable	(100)	(150)
Payments received on notes receivable	5	1,163
Net cash provided by (used in) investing activities	(136,269)	20,358

Cash flows provided by financing activities
Payments on notes payable and capital leases	(24)	(21)
Net proceeds from issuances of common stock	214	624
Proceeds from issuance of convertible subordinated notes, net of issuance costs	166,733	—
Net cash provided by financing activities	166,923	603

Net increase (decrease) in cash and cash equivalents	(5,150)	4,764
Cash and cash equivalents at beginning of period	86,433	72,388
Cash and cash equivalents at end of period	$81,283	$77,152

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007 and the cash flows for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2008 or any other period.

The condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC) on February 26, 2008 (2007 10-K). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2007 10-K.

Convertible Subordinated Notes

On January 23, 2008, the Company closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes which will mature on January 15, 2015. The financing raised proceeds, net of issuance costs, of $166.7 million. The notes bear interest at the rate of 3.0% per year, which is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The notes are convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share.  The debt issuance costs, which are included in Other long term assets, are being amortized on a straight line basis over the life of the notes.

Use of Management’s Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual conditions may differ materially from the Company’s current assumptions. This may result in the Company’s estimates being incorrect and may require it to record adjustments to its financial position, results of operations or cash flows.

Segment Reporting

The Company has determined that it operates in only one segment, which is the research and development of human therapeutics. Revenues are primarily generated from collaborations with the Company’s partners located in the United Kingdom and Japan. All long-lived assets are maintained in the United States.

Inventory

Inventory is stated at the lower of cost or market and is included with prepaid and other current assets. Inventory consists of $5.2 million of commercial launch supplies of the Company’s product candidate telavancin which is currently under regulatory review. Under the Company’s 2005 License, Development and Commercialization Agreement with Astellas Pharma Inc. (Astellas), the Company is responsible to deliver to Astellas approximately six months of first commercial sale stock (as defined) in preparation for the regulatory approval and commercialization of telavancin. If the Company’s product candidate is approved by the U.S. Food and Drug Administration (FDA), the inventory costs would be reimbursed through a milestone payment.

If the regulatory approval of telavancin is substantially further delayed or denied by the necessary regulatory bodies, or if new information becomes available that suggests that the telavancin inventory will not be realizable, the Company may be required to expense a portion or all of the capitalized inventory costs. A portion of the amount that may be expensed would be eligible for reimbursement through alternative arrangements with Astellas under terms of the Company’s collaboration agreement.

Bonus Accruals

The Company has short- and long-term bonus programs. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, in some cases over a period of time in excess of twelve months, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. As of March 31, 2008, the Company had approximately $8.3 million remaining to be paid under its long-term bonus plan established in 2004 for eligible non-officer employees. These payments are scheduled to be made in December of 2008 and 2009.

Other-than-Temporary Impairment Assessment

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company determines that an investment impairment is other-than-temporary, the investment is written down with a charge recorded in interest and other income, net.

Fair Value of Share-based Payment Awards

The Company uses the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-based Payment (SFAS 123(R)). The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method of transition. Under this method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Share-based compensation arrangements covered by SFAS 123(R) currently include stock options granted, restricted shares issued and restricted stock unit awards (RSUs) granted under the 2004 Equity Incentive Plan, as amended, and purchases of common stock by the Company’s employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan, as amended (ESPP). The estimated fair value of stock options, restricted shares and RSUs (excluding performance-contingent RSUs) is expensed on a straight-line basis over the expected term of the grant. The fair value of performance-contingent RSUs is expensed during the term of the award when the Company determines that it is probable that certain performance conditions will be met. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method over the vesting period, while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense for stock options has been reduced for estimated forfeitures so that compensation expense is based on options ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated annual forfeiture rate for stock options increased from 3.6% to 4%, based on its historical forfeiture experience.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-3 (EITF 07-3), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company adopted EITF 07-3 effective January 1, 2008 and has determined that the adoption had no material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company adopted SFAS 157 effective January 1, 2008 and has determined that the adoption had no material impact on its financial position, results of operations and cash flows. In February 2008, the FASB issued Statement of Financial Position No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities and is effective for fiscal years beginning after November 15, 2008.

Reclassification of Prior Year Amounts

Certain prior year amounts related to the classification of interest and other income, net, and interest expense in the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

2.  Net Loss per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, plus dilutive potential common shares and shares subject to repurchase. Diluted EPS is identical to Basic EPS for all periods presented since potential common shares are excluded from the calculation, as their effect is anti-dilutive. The Company’s potentially dilutive common shares include outstanding options to purchase shares of common stock, outstanding restricted stock unit awards and common shares issuable upon the conversion of convertible debt.

At March 31, 2008, potential common shares consist of approximately 11,417,000 shares issuable upon the exercise of stock options, approximately 1,882,000 shares issuable under performance-contingent restricted stock unit awards and approximately 435,000 shares issuable under restricted stock unit awards. At March 31, 2007, potential common shares consist of approximately 11,061,000 shares issuable upon the exercise of stock options and approximately 18,000 shares issuable upon the exercise of warrants. (The outstanding warrant subsequently expired on October 5, 2007 without being exercised and as a result, no stock was issued under the warrant).

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2008	2007
Basic and diluted:
Net loss	$(29,764)	$(49,450)

Weighted average shares of common stock outstanding	61,100	60,203
Less: weighted average shares subject to repurchase	(97)	(142)
Weighted average shares used in computing basic and diluted net loss per common share	61,003	60,061

Basic and diluted net loss per common share	$(0.49)	$(0.82)

3.  Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through March 31, 2008, the Company had received $159.0 million in upfront, milestone and other fees from Astellas, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). The Company recognized $2.8 million and $2.1 million in revenue for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company was eligible to receive up to $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world.

If telavancin is commercialized, the Company will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, the Company will be responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for complicated skin and skin structure infections (cSSSI) and hospital-acquired pneumonia (HAP), and Astellas will be responsible for substantially all costs associated with commercialization and further development of telavancin.

In addition to the license rights to telavancin, Astellas had an option to license TD-1792, the Company’s investigational antibiotic, for further development and commercialization on substantially the same terms under which Astellas licensed telavancin. In September 2007, the Company announced that it retained full ownership rights of TD-1792 as a result of Astellas’ decision not to exercise its right to license the compound. The Company continues to evaluate the potential of this compound, including the associated regulatory strategy, in more serious infections such as bacteremia, but currently anticipates deferring further clinical activities until 2009.

Horizon Program with GSK

In November 2002, the Company entered into its Horizon collaboration agreement with GlaxoSmithKline plc (GSK) to develop and commercialize a long-acting beta2 agonist (LABA) product candidate for the treatment of asthma and chronic obstructive pulmonary disease (COPD). Each company contributed four LABA product candidates to the collaboration. Four large Phase 2b asthma studies commenced in December 2007, one with the lead LABA, GW642444 (‘444), and three with the lead inhaled corticosteroid (ICS) GW685698 (‘698), and in February 2008 a large Phase 2b COPD study with ‘444 was initiated.

As of March 31, 2008, the Company had received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of its candidates. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, ‘444, a GSK-discovered compound, together with the lead ICS. Accordingly, the Company does not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, the Company will be obligated to make payments to GSK of up to $220.0 million. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK is likely to be made in the next three years. In addition, the Company is entitled to receive the same royalties on product sales of medicines from the Horizon collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single-agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

The Company recorded the upfront and milestone payments as deferred revenue and they are being amortized ratably over the Company’s estimated period of performance. Collaboration revenue was $1.7 million for each of the three months ended March 31, 2008 and 2007. Subsequent development milestones, if any, will be recorded as deferred revenue when received and amortized over the remaining period of performance. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For each of the three months ended March 31, 2008 and 2007, reimbursable costs related to the collaboration were not material.

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

The alliance provides GSK with an option to license exclusive development and commercialization rights to product candidates from all of the Company’s full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. The remaining programs that GSK has the right to license are (i) a peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) a AT1 Receptor—Neprilysin Inhibitor hypertension (ARNI) program and (iii) a MonoAmine Reuptake Inhibitor chronic pain (MARIN) program. Upon licensing a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with the Company’s strategy, it is obligated at its sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, the Company is entitled to receive clinical, regulatory and commercial milestone payments based on performance and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of the Company’s compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue it receives, the total upfront and milestone payments that it could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, the Company retains all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed two of its COPD programs: LAMA and MABA. GSK has chosen not to license the Company’s bacterial infections program, anesthesia program and Gastrointestinal Motility Dysfunction program. There can be no assurance that GSK will license any other programs under the terms of the alliance agreement or at all, which could have an adverse effect on the Company’s business and financial condition.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the licensing of this program. Through March 31, 2008, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate. These payments are amortized ratably over the estimated period of performance (the product development period). The Company recognized $0.2 million for each of the three months ended March 31, 2008 and 2007 in revenue related to the LAMA program. Additionally, the Company is reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three months ended March 31, 2008 and 2007, reimbursable costs were not material.

In March 2005, GSK exercised its right to license the Company’s muscarinic antagonist-beta2 agonist (MABA) program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through March 31, 2008, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate. This payment is being amortized ratably over the estimated period of performance (the product development period). Collaboration revenue related to the MABA program was $0.3 million for each of the three months ended March 31, 2008 and 2007. Additionally, the Company is reimbursed by GSK for certain costs related to the MABA program as an offset to research and development expense. Reimbursements for the three months ended March 31, 2008 and 2007 were not material.

4.  Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2008:

	March 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$198,648	$305	$—	$198,953
U.S. corporate notes	9,625	58	(1)	9,682
U.S. commercial paper	7,679	—	—	7,679
Certificates of deposit	60	—	—	60
Money market funds	46,068	—	—	46,068
Total	262,080	363	(1)	262,442

Less amounts classified as cash and cash equivalents	(81,283)	—	—	(81,283)
Less amounts classified as restricted cash	(3,810)	—	—	(3,810)
Amounts classified as marketable securities	$176,987	$363	$(1)	$177,349

The estimated fair value amounts have been determined by the Company using available market information. At March 31, 2008, approximately 99% of marketable securities have contractual maturities within twelve months and the remaining 1% of marketable securities have contractual maturities between twelve and twenty-four months. Average duration of available-for-sale securities was approximately two months at March 31, 2008. The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2008 were temporary in nature.

During the fourth quarter of 2007, the Company recorded a $1.1 million impairment charge for an other-than-temporary decline in the fair value of a structured investment vehicle (SIV) security as a result of the deterioration of the SIV financial market and evidence indicating that the security’s carrying value was not recoverable within a reasonable period of time. This SIV investment was subsequently sold on February 11, 2008 for an amount approximating the revised carrying basis determined at the end of 2007.

5.  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, provides a consistent framework for measuring fair value GAAP and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123(R)). The Company adopted SFAS 157 effective January 1, 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Unobservable inputs and little, if any, market activity for the assets.

The fair value of these financial assets was determined using the following inputs at March 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$198,953	$—	$—	$198,953
U.S. corporate notes	—	9,682	—	9,682
U.S. commercial paper	—	7,679	—	7,679
Certificates of deposit	60	—	—	60
Money market funds	46,068	—	—	46,068
Total	$245,081	$17,361	$—	$262,442

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.

6.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income, which consists of net unrealized gains and losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net loss	$(29,764)	$(49,450)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	305	55
Comprehensive loss	$(29,459)	$(49,395)

7.  Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2008.

Purchase Obligations

At March 31, 2008, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $5.4 million.

8.  Convertible Subordinated Notes

On January 23, 2008, the Company closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes which will mature on January 15, 2015. The financing raised proceeds, net of issuance costs, of $166.7 million. The debt issuance costs are being amortized on a straight line basis over the life of the notes. The notes bear interest at the rate of 3.0% per year, which is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The notes are convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share.

Holders of the notes will be able to require the Company to repurchase some or all of their notes upon the occurrence of a fundamental change (as defined) at 100% of the principal amount of the notes being repurchased plus accrued interest and unpaid interest. The Company may not redeem the notes prior to January 15, 2012. On or after January 15, 2012 and prior to the maturity date, the Company, upon notice of redemption, may redeem for cash all or part of the notes if the last reported sale price of its common stock has been greater than or equal to 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which it provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest up to but excluding the redemption date.

9.  Stock-Based Compensation

Valuation Assumptions

The assumptions used to value employee stock-based compensation expense for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended
	March 31,
	2008	2007
Employee stock options
Risk-free interest rate	2.74%	4.48% - 4.82%
Expected life (in years)	6.02	6.04 - 6.08
Volatility	0.49	0.48
Dividend yield	—%	—%
Weighted average estimated fair value of stock options granted	$9.80	$17.78

Employee stock purchase plan issuances
Risk-free interest rate	3.23% - 4.98%	4.70% - 5.08%
Expected life (in years)	0.50 - 2.0	0.50 - 2.0
Volatility	0.26 - 0.41	0.24 - 0.30
Dividend yield	—%	—%
Weighted average estimated fair value of ESPP issuances	$8.17	$8.78

Stock-based compensation expense consists of the compensation cost for employee share-based awards, including employee stock options, restricted stock, RSUs and the value of options issued to non-employees for services rendered. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2008	2007
Research and development	$2,722	$3,368
General and administrative	2,192	2,420
Total	$4,914	$5,788

As of March 31, 2008, there was $36.5 million and $8.0 million of total unrecognized compensation cost related to unvested stock options and RSUs (excluding performance-contingent RSUs), respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.65 years and 3.89 years, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

Equity Incentive Plans

2008 New Employee Equity Incentive Plan

In January 2008, the Company adopted the 2008 New Employee Equity Incentive Plan (the “2008 Plan”) and reserved 500,000 shares of common stock for issuance under the 2008 Plan. The 2008 Plan provides for the granting of non-qualified stock options, restricted stock awards and RSUs to newly hired employees. As of March 31, 2008, no options, restricted stock or RSUs were issued and outstanding under the 2008 Plan.

2004 Equity Incentive Plan

During the three months ended March 31, 2008, the Company granted stock options to purchase 100,000 shares at an average exercise price of $19.80 per share and granted 446,855 time-based RSUs and 113,636 performance-contingent RSUs which have a combined weighted-average fair value of $19.80 per share, under the 2004 Equity Incentive Plan, as amended (the 2004 Plan). As of March 31, 2008, total shares remaining available for issuance under the 2004 Plan were 312,342.

The performance-contingent RSUs granted to date have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones, as well as a requirement for continued employment through 2009 and 2010. The issuance of shares underlying the RSUs would occur, if at all, during 2009 and 2010. Expense associated with RSUs would be recognized, if at all, during 2008 through 2009, depending on the probability of meeting the performance conditions. During the three months ended March 31, 2008, the Compensation Committee of the Company’s Board of Directors approved management’s recommendation to modify certain performance milestones and cancel 25% of the performance-contingent RSUs held by senior management. Accordingly, the maximum potential expense associated with the RSUs if all of the milestones are successfully achieved on time could be up to approximately $59.6 million, which decreased $6.7 million from December 31, 2007 (allocated as $37.8 million for research and development expense and $21.8 million for general and administrative expense). As of March 31, 2008, the Company had determined that none of the requisite performance conditions were probable and as a result, no compensation expense has been recognized. As vesting of the RSUs is dependent upon the successful achievement of the performance conditions, the expense associated with the RSUs may vary significantly from period to period.

The following table summarizes equity award activity under the 2008 Plan, the 2004 Plan and related information:

	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options and Other Awards	Weighted-Average Exercise Price of Outstanding Options and Fair Value of Other Awards per Share
	(In thousands, except per share data)
Balance at December 31, 2007	593	13,481	$19.03
Additional shares 2008 Plan	500	—	—
Options granted	(100)	100	$19.80
RSUs granted	(560)	560	$19.80
Options exercised	—	(29)	$7.53
Options and RSUs forfeited	379	(379)	$31.24
Balance at March 31, 2008	812	13,733	$18.75

No options were granted with exercise prices less than fair value of common stock on the date of grant during the three months ended March 31, 2008 or the year ended December 31, 2007.

The total intrinsic value of the options exercised during the three months ended March 31, 2008 and 2007 was $0.2 million and $3.0 million, respectively, and the total fair value of options vested was $8.3 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

Employee Stock Purchase Plan

Through March 31, 2008, the Company issued 444,071 shares under the ESPP at an average price of $16.09 per share. On April 22, 2008, the Company’s stockholders approved an amendment to the ESPP which increased the number of shares authorized for issuance under the ESPP from 625,000 to 925,000 shares. The total number of remaining shares available for issuance under the ESPP at March 31, 2008 was 180,929. The total stock-based compensation expense recognized related to the ESPP under SFAS 123(R) was $0.4 million for each of the three months ended March 31, 2008 and 2007.

Reserved Shares

The Company has reserved shares of common stock for future issuance under the 2008 Plan, the 2004 Plan and ESPP as follows (shares in thousands):

March 31, 2008
Stock option plans:
Subject to outstanding options and RSUs	13,733
Available for future grants	812
Available for future ESPP purchases	181
Total	14,726

10.  Related Party Transactions

Related Parties

The Company’s related parties include its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 3.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees totaling $0.3 million and $0.1 million were incurred in the ordinary course of business for the three months ended March 31, 2008 and 2007, respectively.

Notes Receivable

The Company has provided loans to certain of its employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans. Interest receivable was approximately $28,000 and $26,000 for the periods ended March 31, 2008 and December 31, 2007, respectively, and is included in prepaid and other current assets. The Company accrues interest on the notes at rates of up to 8.0%. The outstanding loans at March 31, 2008 had maturity dates ranging from April 2008 to January 2013.

11.  Income Taxes

The Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the beginning balance of the Company’s accumulated deficit.

Under FIN 48, the Company has unrecognized tax benefits of $33.2 million as of January 1, 2008. If the Company is eventually able to recognize these uncertain positions, $33.2 million of the unrecognized benefit would reduce its effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company is subject to federal and state examination for years 1996 and forward, by virtue of the tax attributes carrying forward from those years. There are no tax examinations currently in progress.

12.  Subsequent Event

On April 21, 2008, the Company announced that it would restructure its workforce, reducing its current positions by approximately 40%, in response to the completion of its Phase 3 development activities with telavancin and to reduce its overall cash burn rate. As a result of the reduction in positions, the Company’s on-going annualized personnel-related expenses are expected to be reduced by approximately $17 million. The Company expects to record charges of up to $5.8 million related to the restructuring in the second quarter which will partially offset the savings in 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “designed,” “estimates,” “expects,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could materially differ from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to those discussed below in “Risk Factors” in Item 1A of Part II and in the subsection entitled “Liquidity and Capital Resources” in this Item 2. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Our key programs include:  telavancin for the treatment of serious Gram-positive bacterial infections with Astellas Pharma Inc., the Horizon program with GlaxoSmithKline plc, and the Gastrointestinal Motility Dysfunction program. By leveraging our proprietary insight of multivalency to drug discovery focused primarily on validated targets, we are pursuing a next generation strategy designed to discover superior medicines in areas of significant unmet medical need.

We commenced operations in 1997, and as of March 31, 2008, we had an accumulated deficit of $967.6 million. In December 2006, we submitted our first new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for telavancin for the treatment of complicated skin and skin structure infections (cSSSI). In October 2007, the FDA issued an approvable letter for our NDA and in March 2008 the FDA accepted our response to the approvable letter as complete for review. The meeting of the Anti-Infective Drugs Advisory Committee (AIDAC) to the FDA which had been scheduled for discussion of the telavancin NDA on February 27, 2008, was cancelled by the FDA on February 23, 2008. On March 3, 2008, we announced that we had been informed that the FDA had cancelled the AIDAC meeting in order to allow time for the FDA to further evaluate study site monitoring and study conduct to ensure data integrity in the telavancin Phase 3 cSSSI program. The FDA has indicated that it does not expect to take final action on the telavancin NDA prior to completing its further evaluation of study site monitoring and study conduct, nor prior to resolution of the manufacturing issues not specifically related to telavancin cited in the approvable letter. None of our product candidates have been approved for marketing and sale to patients and we have not received any product revenue to date. Most of our spending to date has been for research and development activities and general and administrative expenses. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development.

On January 23, 2008, we closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes due 2015. The notes bear interest at the rate of 3.0% per year. Interest on the notes is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The financing raised proceeds, net of issuance costs, of $166.7 million. The notes are convertible, at the option of the holder, at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share.

Our net loss for the three months ended March 31, 2008 was $29.8 million compared to $49.5 million during the same period of 2007, or a 40% decrease. Revenue recognized under our collaboration agreements increased by 5% when compared to the same period of 2007. For the three months ended March 31, 2008, research and development costs decreased by 45% while general and administrative costs increased by 4% when compared to the same period of 2007. Cash, cash equivalents and marketable securities totaled $258.6 million at March 31, 2008, an increase of $129.4 million since

December 31, 2007. This increase was primarily due to the net proceeds of $166.7 million received from our convertible subordinated notes offering in January 2008, offset by the net usage of cash in operations.

Following are updates on the progress of our clinical programs as of April 30, 2008:

Respiratory Programs

Horizon

In February our collaboration with GlaxoSmithKline plc (GSK) initiated a large Phase 2b chronic obstructive pulmonary disease (COPD) dose-ranging study with the lead long-acting beta2 agonist (LABA) GW642444 (‘444) in the Horizon program to develop a next-generation combination product.  This is in addition to the four large Phase 2b asthma dose-ranging studies; one with ‘444 and three with the lead inhaled corticosteroid (ICS) GW685698 (‘698), which commenced in December 2007. We expect top-line data from the asthma programs in late 2008 and from the COPD program in the first half of 2009.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) Program

Our lead compound in the MABA program for the treatment of COPD, GSK961081, continues in a Phase 2 study, with data expected in the second half of 2008.

Inhaled Long-Acting Muscarinic Antagonist (LAMA) Program

Our lead compound in the LAMA program for COPD, GSK1160724, continues in a Phase 1 study, with data expected mid-2008.

Bacterial Infections Programs

Telavancin

Based on the results from our telavancin Phase 3 program in hospital-acquired pneumonia (HAP) caused by Gram-positive bacteria including resistant pathogens such as methicillin-resistant Staphylococcus aureus (MRSA) announced in December 2007, we plan to submit a NDA to the FDA late in the second half of 2008.

On February 23, 2008, the FDA informed us that the AIDAC meeting scheduled on February 27th to review the NDA for telavancin for the treatment of cSSSI was cancelled. On March 3, 2008, we announced that we had been informed that the FDA had cancelled the AIDAC meeting in order to allow time for the FDA to further evaluate study site monitoring and study conduct to ensure data integrity in the ATLAS Phase 3 program for the treatment of cSSSI. The FDA indicated that, due to study monitoring issues at a single study site managed by the primary contract research organization for the ATLAS program, the agency intends to evaluate additional sites, and that additional questions could arise after further evaluation.

In March we announced that the FDA accepted for review our complete response to the October 2007 NDA approvable letter for telavancin for the treatment of cSSSI. The FDA assigned a Prescription Drug User Fee Act (PDUFA) target date of July 21, 2008, but indicated that it does not expect to take final action on the telavancin NDA prior to completing its further evaluation of study site monitoring and study conduct in the ATLAS Phase 3 program, nor prior to resolution of the manufacturing issues not specifically related to telavancin cited in the approvable letter.

Telavancin is also under review for its safety and efficacy by regulatory authorities in Europe for the treatment of complicated skin and soft tissue infections and in Canada for the treatment of cSSSI.

TD-1792

We continue to evaluate the potential of this compound, including the associated regulatory strategy, in more serious infections such as bacteremia, but currently anticipate deferring further clinical activities until 2009.

Gastrointestinal (GI) Motility Dysfunction Program

We currently intend to initiate additional Phase 3-enabling studies of our lead compound TD-5108, including another thorough QTc study, later in 2008.  We continue to evaluate the potential of this compound in chronic constipation, constipation-predominant irritable bowel syndrome and other indications.

Recent Workforce Changes

On April 21, 2008, we announced that we would restructure our workforce, reducing our current positions by approximately 40%, in response to the completion of our Phase 3 development activities with telavancin and to reduce our overall cash burn rate. As a result of the reduction in positions, our on-going annualized personnel-related expenses are expected to be reduced by approximately $17 million. We expect to record charges of up to $5.8 million related to the restructuring in the second quarter which will partially offset the savings in 2008.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the three months ended March 31, 2008 compared to those discussed in our Annual Report on Form 10-K filed on February 26, 2008 (2007 10-K).

Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to our telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through March 31, 2008, we had received $159.0 million in upfront, milestone and other fees from Astellas, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). We recognized $2.8 million and $2.1 million in revenue for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we were eligible to receive up to $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world.

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

In addition to the license rights to telavancin, Astellas had an option to license TD-1792, our investigational antibiotic, for further development and commercialization on substantially the same terms under which Astellas licensed telavancin. In September 2007, we announced that we retained full ownership rights of TD-1792 as a result of Astellas’ decision not to exercise its right to license the compound. We continue to evaluate the potential of this compound, including the associated regulatory strategy, in more serious infections such as bacteremia, but currently anticipate deferring further clinical activities until 2009.

Horizon Program with GSK

In November 2002, we entered into our Horizon collaboration agreement with GSK to develop and commercialize a LABA product candidate for the treatment of asthma and COPD. Each company contributed four LABA product candidates to the collaboration. Four large Phase 2b asthma studies commenced in December 2007, one with the lead LABA, ‘444 and three with the lead ICS ‘698, and in February 2008, a large Phase 2b COPD study with ‘444 was initiated.

As of March 31, 2008, we had received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of our candidates. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, ‘444, a GSK-discovered compound, together with the lead ICS. Accordingly, we do not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we will be obligated to make payments to GSK of up to $220.0 million. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, we are entitled to receive the same royalties on product sales of medicines from the Horizon collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single agent LABA medicines and combination LABA/ICS medicines would be combined for the purposes of this royalty calculation.

We recorded the upfront and milestone payments as deferred revenue and they are being amortized ratably over our estimated period of performance. Collaboration revenue was $1.7 million for each of the three months ended March 31, 2008 and 2007. Subsequent development milestones, if any, will be recorded as deferred revenue when received and amortized over the remaining period of performance. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For each of the three months ended March 31, 2008 and 2007, reimbursable costs related to the collaboration were not material.

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

The alliance provides GSK with an option to license exclusive development and commercialization rights to product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. The remaining programs that GSK has the right to license are (i) our peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor hypertension (ARNI) program and (iii) our MonoAmine Reuptake Inhibitor chronic pain (MARIN) program. Upon licensing a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, we are obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments based on performance and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed two of our COPD programs: LAMA and MABA. GSK has chosen not to license our bacterial infections program, our anesthesia program and our Gastrointestinal Motility Dysfunction program. There can be no assurance that GSK will license any other programs under the terms of the alliance agreement or at all, which could have an adverse effect on our business and financial condition.

In August 2004, GSK exercised its right to license our LAMA pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the licensing of this program. Through March 31, 2008, we received a milestone payment of $3.0 million from GSK related to clinical progress of our candidate. These payments are amortized ratably over the estimated period of performance (the product development period). We recognized $0.2 million in revenue related to the LAMA program for each of the three months ended March 31, 2008 and 2007. Additionally, we are reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three months ended March 31, 2008 and 2007, reimbursable costs were not material.

In March 2005, GSK exercised its right to license our MABA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through March 31, 2008, we received a milestone payment of $3.0 million from GSK related to clinical progress of our candidate. This payment is being amortized ratably over the estimated period of performance (the product development period). Collaboration revenue related to the MABA program was $0.3 million for each of the three months ended March 31, 2008 and 2007. Additionally, we are reimbursed by GSK for certain costs related to the MABA program as an offset to research and development expense. Reimbursements for the three months ended March 31, 2008 and 2007 were not material.

RESULTS OF OPERATIONS

Revenue  We recognized revenue of $5.6 million and $5.4 million for the three months ended March 31, 2008 and 2007, respectively. This revenue primarily consisted of the amortization of upfront and milestone payments from GSK related to our Horizon collaboration and our strategic alliance and from Astellas related to our telavancin collaboration. The table below reflects the upfront and milestone payments received through March 31, 2008 (in millions):

Agreements/Programs	Upfront and Milestone Payments
GSK Collaborations
Horizon collaboration	$60.0
Strategic alliance agreement	20.0
Strategic alliance—LAMA license	8.0
Strategic alliance—MABA license	8.0
Astellas license agreement	159.0
Total	$255.0

Upfront and milestone payments received from GSK and Astellas have been deferred and are being amortized ratably into revenue over the applicable estimated performance periods with end dates ranging between 2011 and 2020. Future revenue will include the ongoing amortization of remaining deferred revenue, which consists of $139.1 million of upfront and milestone payments received through March 31, 2008 under our agreement with Astellas and $44.9 million of upfront and milestone payments received through March 31, 2008 under our agreements with GSK.

Research and development

	Three Months Ended March 31,		Change 2008/2007
(in thousands, except percentages)	2008	2007	$	%
External research and development	$7,399	$28,484	$(21,085)	(74)%
Employee-related	10,879	10,793	86	1%
Stock-based compensation	2,722	3,368	(646)	(19)%
Facilities, depreciation and other allocated	5,779	6,213	(434)	(7)%
Total research and development expenses	$26,779	$48,858	$(22,079)	(45)%

Total research and development expenses decreased for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to a decrease in external costs as well as lower stock-based compensation costs.

Total external research and development costs substantially decreased for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to the completion of our Phase 3 HAP studies for telavancin and our Phase 2 clinical studies for TD-5108, our GI Motility Dysfunction compound and for TD-1792, our investigational antibiotic.

Employee-related expenses, excluding stock-based compensation expense, were relatively flat for the three months ended March 31, 2008 compared to the same period in 2007. Stock-based compensation expense decreased for the three months ended March 31, 2008 compared to the same period in 2007 due primarily to a decrease in the weighted average estimated fair value of stock options granted as well as a decrease in the number of stock awards granted. Stock-based compensation expense includes expenses related to employee stock options, restricted stock unit awards (RSUs), employee stock purchase plan issuances and the value of options issued to non-employees for services rendered. Facilities, depreciation and other allocated expenses decreased for the three months ended March 31, 2008 compared to the same period of 2007 primarily due to lower supplies and facilities administration costs in 2008.

During 2007, we granted performance-contingent RSUs to certain employees, the vesting of which is tied to the successful achievement of certain corporate operating milestones during 2008 and 2009, as well as a requirement for continued employment through 2009 and 2010. The expense associated with these performance-contingent RSUs would be recognized in increments based on the probable achievement of the performance conditions. During the three months ended March 31, 2008, the Compensation Committee of our Board of Directors approved management’s recommendation to modify certain performance milestones and cancel 25% of the performance-contingent RSUs held by senior management. As a result, certain performance-contingent RSUs were cancelled, thereby reducing the maximum potential research and development expense to approximately $37.8 million, a decrease of $0.5 million from December 31, 2007. During the quarter ended March 31, 2008, we determined that no requisite performance conditions were probable and as a result, no compensation expense was recognized during the quarter.

Research and development expenses for 2008 are expected to be driven largely by costs associated with the preparation for and submission of our telavancin NDA for HAP and Phase 3-enabling studies with TD-5108. We anticipate personnel-related research and development expenses will decrease as a result of our workforce restructuring occurring in the second quarter of 2008.

Under our agreement with Astellas, we are responsible for completion of the cSSSI and HAP telavancin Phase 3 programs, publication of the results of these studies, preparation and submission of a NDA to the FDA for the cSSSI indication and subsequently for the HAP indication, and manufacture of approximately six months of first commercial sale stock for launch. The telavancin cSSSI NDA remains under regulatory review and we plan to submit our telavancin NDA for HAP late in the second half of 2008. We are reliant on the efforts of third parties, including contract research organizations, consultants and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which all of these responsibilities will be completed, we anticipate that our aggregate external costs associated with our obligations with regard to telavancin described above will be towards the upper end of the range of $155.0 million to $165.0 million.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses (in millions, except percentages):

	Three Months Ended March 31,		Change 2008/2007
(in thousands, except percentages)	2008	2007	$	%
General and administrative	$9,166	$8,798	$368	4%

General and administrative expenses increased primarily due to marketing costs related to our collaboration with Astellas, partially offset by lower stock-based compensation expense.

During 2007, we granted performance-contingent RSUs to certain general and administrative employees, the vesting of which is tied to the successful achievement of certain corporate operating milestones during 2008 and 2009, as well as a requirement for continued employment through 2009 and 2010. The expense associated with these performance-contingent RSUs would be recognized in increments based on the probable achievement of the performance conditions. During the three months ended March 31, 2008, the Compensation Committee of our Board of Directors approved management’s recommendation to modify certain performance milestone targets and cancel 25% of the performance-contingent RSUs held by senior management, thereby reducing the maximum potential general and administrative expense to approximately $21.8 million, a decrease of $6.2 million from December 31, 2007. During the quarter ended March 31, 2008, we determined that no requisite performance conditions were probable and as a result, no compensation expense was recognized during the quarter.

We anticipate general and administrative personnel-related expenses will decrease as a result of our workforce restructuring occurring in the second quarter of 2008.

Interest and other income, net  Interest and other income, net, includes interest income earned on cash, cash equivalents and marketable securities, net realized gains on marketable securities, investment management fees on investments and net sublease income on facilities. Interest income decreased for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to a lower percentage of our portfolio being invested in corporate notes and securities, as well as lower average market rates of return during the quarter.

We expect interest and other income to fluctuate in the future due to changes in average cash, cash equivalents and marketable securities balances and market interest rates.

Interest and other expense  Interest and other expense primarily consists of interest expense and debt amortization costs on our convertible subordinated notes issued in January 2008, as well as interest expense on other debt arrangements. Interest and other expense increased for the three months ended March 31, 2008 compared to the same period in 2007, due to the interest expense on our convertible subordinated notes.

Income taxes  We adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the beginning balance of our accumulated deficit. Under FIN 48, we have unrecognized tax benefits of $33.2 million as of January 1, 2008. If we are eventually able to recognize these uncertain positions, $33.2 million of the unrecognized benefit would reduce our effective tax rate. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We are subject to federal and state examination for years 1996 and forward, by virtue of the tax attributes carrying forward from those years. We have no tax examinations currently in progress.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008 and December 31, 2007, we had $258.6 million and $129.3 million, respectively, in cash, cash equivalents and marketable securities, in each case excluding $3.8 million in restricted cash that was pledged as collateral for certain of our leased facilities.

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating and spending assumptions. We completed a convertible subordinated note financing in January of 2008 and currently have no plans for additional financing activities for at least the next twelve months. If the activities related to telavancin, TD-5108, or our discovery programs are not successfully completed on schedule or cost significantly more than forecast; if the regulatory approval of telavancin is significantly further delayed; or if we are unsuccessful in our partnering activities, then the need for additional capital will increase. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted.

Cash Flows

Net cash used in operating activities was $35.8 million and $16.2 million for the three months ended March 31, 2008 and 2007, respectively. Despite lower research and development expenses and slightly higher general and administrative expenses, the cash used in operations for the three months ended March 31, 2008 was higher when compared to the same period last year primarily due to $32.0 million in payments received from Astellas during the first quarter of 2007.

Investing activities for the three months ended March 31, 2008 used cash of $136.3 million while investing activities provided cash of $20.4 million for the comparable period of 2007. The increase in 2008 resulted primarily from higher purchases of marketable securities as a result of our convertible subordinated notes offering.

Financing activities provided cash of $166.9 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively. The cash provided by financing activities in 2008 was primarily due to net proceeds of $166.7 million received from the closing of our convertible subordinated notes offering in January 2008.

Contractual Obligations and Commitments

On January 23, 2008, we closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes which will mature on January 15, 2015. The financing raised proceeds, net of issuance costs, of $166.7 million. The notes bear interest at the rate of 3.0% per year, which is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The notes are convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share.

In addition to our debt commitment mentioned above, our other outstanding contractual obligations relate to operating leases, fixed purchase commitments under contract research, development and clinical supply agreements and a note payable. As security for performance of certain obligations under the operating leases for our headquarters, we have issued letters of credit in the aggregate of approximately $3.8 million, collateralized by an equal amount of restricted cash. The terms of the facilities leases require us to maintain an unrestricted cash and marketable securities balance of at least $50.0 million on the last day of each calendar quarter.

Pursuant to our 2002 collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we are obligated to make milestone payments to GSK of up to an aggregate of $220.0 million. Based on available information, we do not estimate that a significant portion of these potential milestone payments are likely to be made in the next three years.

Effect of Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-3 (EITF 07-3), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective beginning in the first quarter of fiscal year 2008. The Company adopted EITF 07-3 effective January 1, 2008 and has determined that the adoption had no material impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of fiscal year 2008. The Company adopted SFAS 157 effective January 1, 2008 and has determined that the adoption had no material impact on our financial position, results of operations and cash flows. In February 2008, the FASB issued Statement of Financial Position No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities and is effective for fiscal years beginning after November 15, 2008.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2007 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Theravance have been detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during our most recent fiscal quarter which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business and us.

Risks Related to our Business

We recently implemented a workforce restructuring to focus our efforts on our key research and exploratory development programs and to reduce our overall cash burn rate. Even after giving effect to this restructuring, we will not have sufficient cash to fully develop and commercialize our un-partnered product candidates, and the restructuring may impact our ability to execute our business plan.

In late April 2008, we commenced a significant workforce restructuring involving the elimination of approximately 40% of our positions through layoffs from all departments throughout our organization, including senior management. Our objective with the restructuring is to reduce our overall cash burn rate and focus on our key clinical programs while maintaining core research and exploratory development capability. There can be no assurance that we will able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key programs may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty partnering our product candidates, successfully completing research and development efforts and adequately monitoring our partners’ development and commercialization efforts. In addition, we may in the future decide to restructure operations and reduce expenses further by taking such measures as additional reductions in our workforce and program spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that we will be successful in implementing our workforce restructuring, or that following this restructuring, we will have sufficient cash reserves to allow us to fund our operations as planned.

If telavancin is not approved by regulatory agencies, including the U.S. Food and Drug Administration, our business will be adversely affected and the price of our securities will decline.

Telavancin is the first product candidate for which we submitted a new drug application (NDA) to the U.S. Food and Drug Administration (FDA). On October 19, 2007, we received an approvable letter from the FDA indicating that our telavancin NDA is approvable, subject to: resolution of current good manufacturing practices (cGMP) compliance issues not specifically related to telavancin at our third-party manufacturer; and submission of revised labeling or re-analyses of clinical data or additional clinical data. Although we believe that no additional clinical studies will need to be initiated to respond to the approvable letter, there can be no assurance that we will be able to respond fully or adequately to the FDA’s requests using currently existing clinical data, that our third-party manufacturer will successfully resolve the cGMP issues that the FDA noted, or that the FDA will approve the current telavancin NDA on the basis of existing preclinical and clinical data or at all. If we are required to undertake additional clinical trials or to identify and qualify a new contract manufacturer for telavancin, we would incur significant additional cost and regulatory action on our NDA would be materially delayed. On February 23, 2008, the FDA informed us that the Anti-Infective Drugs Advisory Committee (AIDAC) meeting scheduled for February 27, 2008 to review the NDA for telavancin for the treatment of complicated skin and skin structure infections (cSSSI) was cancelled. On March 3, 2008, we announced that we had been informed that the FDA had cancelled the AIDAC meeting in order to allow time for the FDA to further evaluate study site monitoring and study conduct to ensure data integrity in the telavancin Phase 3 cSSSI program. The FDA indicated that, due to study monitoring issues at a single study site managed by the primary contract research organization for the cSSSI program, the agency intends to evaluate additional sites and that additional questions could arise after further evaluation. On March 4, 2008, the FDA accepted for review our complete response to the approvable letter and assigned a Prescription Drug User Fee Act (PDUFA) target date of July 21, 2008. However, the FDA has indicated that it does not expect to take final action on the telavancin NDA prior to completing its further evaluation of study site monitoring and study conduct in the Phase 3 cSSSI program, nor prior to resolution of the manufacturing issues not specifically related to telavancin cited in the approvable letter. Telavancin is also under review by European Union and Canadian regulatory agencies. Any adverse developments or results or perceived adverse developments or results with respect to our telavancin NDA or foreign regulatory filings, the FDA’s evaluation of additional study sites or study conduct, and, if rescheduled, the AIDAC meeting, could adversely affect the prospects of telavancin and would cause the price of our securities to fall.

If the regulatory authorities require additional clinical data regarding telavancin, or if telavancin is ultimately approved by regulatory authorities but with labeling that materially limits the targeted patient population, our business will be harmed and the price of our securities will fall. Furthermore, if our third party manufacturer’s cGMP issues are not satisfactorily resolved or regulatory action on telavancin is otherwise delayed for a lengthy period, or if a regulatory authority does not approve telavancin, our business will be harmed and the price of our securities will fall.

In addition, late in the second half of 2008 we plan to submit a NDA to the FDA for the additional indication of hospital-acquired pneumonia (HAP) for telavancin. Regulatory action with respect to this application could take a significant amount of time and could require that we undertake additional studies. Any adverse developments or results or perceived adverse developments or results with respect to our efforts to obtain approval of telavancin for this indication will cause the price of our securities to fall.

If our product candidates, in particular telavancin, are determined to be unsafe or ineffective in humans, our business will be adversely affected and the price of our securities will decline.

We have never commercialized any of our product candidates. We are uncertain whether any of our compounds or product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery may not result in the creation of successful medicines. The risk of failure for our compounds and product candidates is high. For example, in late 2005, we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301, and GSK discontinued development of TD-5742, the first LAMA compound licensed from us, based on the results of Phase 1 studies. To date, the data supporting our drug discovery and development programs is derived solely from laboratory experiments, preclinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing or early clinical testing stages.

Several recent, well-publicized not-approvable letters issued by the FDA as well as safety-related product withdrawals, suspensions, post-approval labeling revisions to include black-box warnings and changes in approved indications, as well as growing public and governmental scrutiny of safety issues, have created an increasingly conservative regulatory environment. Therefore, there is a risk that the FDA may implement new standards or change its interpretation of existing requirements for demonstrating that a product candidate is safe and effective, which could cause non-approval or delays in its approval of product candidates, including telavancin. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, our business will fail.

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

•                  unreliable results from clinical studies, which we recently experienced with our thorough QTc study of TD-5108;

•                  inability to raise additional capital in sufficient amounts to continue our development programs, which are very expensive;

•                  the need to sequence clinical studies as opposed to conducting them concomitantly in order to conserve resources, as we are doing with our decision to delay further clinical work on TD-1792 and the lead compound in our PUMA program pending completion of Phase 3-enabling studies of TD-5108;

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

We rely on a single manufacturer for supply of telavancin and a number of manufacturers for our other product candidates, and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

We have limited in-house production capabilities and depend entirely on a number of third-party active pharmaceutical ingredient (API) and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay clinical studies, prevent us from developing our product candidates in a cost-effective manner or on a timely basis and adversely affect the commercial introduction of any approved products. In addition, manufacturers of our API and drug product are subject to the FDA’s

cGMP regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

We have had manufactured telavancin API and drug product sufficient for the anticipated six-month post-commercial launch supply in the event telavancin is approved for sale by regulatory authorities. Our telavancin drug product has a limited shelf-life. If regulatory approval of telavancin is significantly further delayed, it is possible that we would have to manufacture additional telavancin launch supply and write off some or all of our telavancin inventory. We have a single source of supply of telavancin API and a single source of supply of telavancin drug product. During a mid-2007 audit of our supplier for telavancin drug product, a district office of the FDA noted deficiencies, not specifically related to the manufacture of telavancin drug product, with the supplier’s quality and laboratory systems at the plant where telavancin is manufactured. In November 2007, the supplier received a warning letter from the FDA related to these issues and, to date, the supplier has been unable to reach resolution of these issues with the FDA. In March 2008, the FDA completed an on-site inspection of our supplier which resulted in the FDA issuing a Form 483, or a record of the FDA’s observations, to the supplier. Our supplier has advised us that it submitted its response to the Form 483 in late April 2008.

The approvable letter that we received from the FDA in October 2007 indicated that the telavancin NDA is approvable subject to, among other things, our supplier’s resolution of its cGMP compliance issues that are not specifically related to the manufacture of telavancin. We are unable to predict the amount of time it will take for the supplier and the FDA to resolve these compliance issues, and any material further delay will harm our business and cause the price of our securities to fall. If this manufacturer continues to be unable to resolve its issues with the FDA, we may begin the process of identifying and qualifying an alternative manufacturer for telavancin. This process would involve significant cost to us and could take twelve to eighteen months to complete, which would cause a material delay to our NDA if the compliance issues at our current manufacturer remain unresolved. Further, if Astellas is unable to arrange for the expanded commercial manufacture of telavancin, the commercial introduction of telavancin, if approved, would be adversely affected.

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

•                  our and Astellas’ ability to educate the medical community about the safety and effectiveness of telavancin;

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of March 31, 2008, we had an accumulated deficit of approximately $967.6 million.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. In addition, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions in the world, we are obligated to pay GSK milestone payments of up to an aggregate of $220.0 million under our Horizon program. The current lead LABA candidate, GW642444, is a GSK-discovered compound and GSK has determined to focus the collaboration’s LABA development resources on the development of this compound only. If this GSK-discovered compound is advanced through regulatory approval, we would not be entitled to any further milestone payments from GSK with regard to the Horizon program. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

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

As of April 30, 2008, GSK beneficially owned approximately 15.4% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor hypertension (ARNI) program and (iii) our MonoAmine Reuptake Inhibitor chronic pain (MARIN) program. Because GSK may license these three development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

To date, we have entered into collaborations with GSK for the Horizon, LAMA and MABA programs and with Astellas for telavancin, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108 and TD-1792 has successfully completed a Phase 2 proof-of-concept study and we currently intend to pursue collaboration arrangements for the development and commercialization of these compounds. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators and may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates.

We depend on third parties in the conduct of our clinical studies for our product candidates.

We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our preclinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our preclinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that our clinical studies are conducted in accordance with good clinical practices (GCPs) and other regulations as required by the FDA and foreign regulatory agencies, and the applicable protocol. Failure by these parties to comply with applicable regulations, GCPs and protocols in conducting studies of our product candidates can result in a delay in our development programs or non-approval of our product candidates by regulatory authorities.

The FDA enforces good clinical practices and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators and trial sites. For example, in connection with the FDA’s review of our telavancin NDA for the treatment of cSSSI, the FDA conducted inspections of Theravance and certain of our study sites and clinical investigators and a CRO. The FDA has indicated that, due to study monitoring issues at a single study site managed by the primary CRO for the telavancin Phase 3 cSSSI program, the agency intends to evaluate additional sites, and that additional questions could arise after further evaluation. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GCPs, the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs.

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

•                  attract qualified personnel;

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

If following our second quarter workforce reduction we lose key management or scientific personnel, or if we fail to retain our key employees, our ability to discover and develop our product candidates will be impaired.

We are highly dependent on principal members of our management team and scientific staff, including our Chairman of the board of directors, P. Roy Vagelos, and our Chief Executive Officer, Rick E Winningham. These individuals each have significant pharmaceutical industry experience. The unexpected loss of Dr. Vagelos or Mr. Winningham could impair our ability to discover, develop and market new medicines.

In late April 2008 we commenced a significant workforce restructuring involving the elimination of approximately 40% of our positions through layoffs from all departments throughout our organization, including senior management. In connection with our workforce restructuring, we and Dr. Michael Kitt mutually decided to eliminate the position of Senior Vice President of Development, and accordingly, Dr. Kitt will be departing from this position in late June of 2008. While we planned our restructuring with the purpose of focusing on our key clinical programs while maintaining core research and exploratory development capability, the restructuring will adversely affect the pace and breadth of our research and development efforts. While the remaining scientific team has expertise in many different aspects of drug discovery and exploratory development, there will be less depth to the team and we will be more susceptible to remaining team members voluntarily leaving employment with us. Our company is located in northern California, which is headquarters to many other biopharmaceutical companies and many academic and research institutions. As a result, competition for skilled personnel in our market is very intense and following our restructuring, competitors may particularly target our remaining employees for their recruiting efforts. Also, in the future when we need to recruit new personnel, the occurrence of our current workforce restructuring may make it more difficult to attract new personnel. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will.

If we fail to retain our remaining qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities.

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

Risks Related to our Alliance with GSK

GSK’s ownership of a significant percentage of our stock, its right to membership on our board of directors and its ability to acquire additional shares of our stock may create conflicts of interest, and may inhibit our management’s ability to continue to operate our business in the manner in which it is currently being operated.

As of April 30, 2008, GSK beneficially owned approximately 15.4% of our outstanding capital stock, and GSK has the right to maintain its percentage ownership of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors. There are currently no GSK designated directors on our board of directors. Further, pursuant to our certificate of incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constituted a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

In addition, beginning in September 2008, GSK may make an offer to our stockholders to acquire outstanding voting stock that would bring GSK’s percentage ownership of our voting stock to no greater than 60%, provided that:

•                  the offer includes no condition as to financing;

•                  the offer is approved by a majority of our independent directors;

•                  the offer includes a condition that the holders of a majority of the shares of the voting stock not owned by GSK accept the offer by tendering their shares in the offer; and

•                  that the shares purchased will be subject to the provisions of the governance agreement on the same basis as the shares of GSK’s Class A common stock.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2008, we owned 123 issued United States patents and 408 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

Our commercial success depends in part on our not infringing the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There are third party patents that may cover materials or methods for treatment related to our product candidates. At present, we are not aware of any patent claims with merit that would adversely and materially affect our ability to develop our product candidates, but nevertheless the possibility of third party allegations cannot be ruled out. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. In addition, in the future we could be required to initiate litigation to enforce our proprietary rights against infringement by third parties. Prosecution of these claims to enforce our rights against others would involve substantial litigation expenses and divert substantial employee resources from our business. If we fail to effectively enforce our proprietary rights against others, our business will be harmed.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

•                  our or our collaborators’ ability to set a price we believe is fair for our products, if approved;

•                  our ability to generate revenues and achieve profitability; and

•                  the availability of capital.

Legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of healthcare products and reduce demand and prices for our products, if approved. This could harm our ability to market our potential medicines and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of probable further health care reform could significantly reduce potential revenues from the sale of any product candidates approved in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential medicines that may be approved in the future at a price acceptable to us or our collaborators.

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

The price of our securities may be extremely volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                  any adverse developments or perceived adverse developments with respect to our telavancin NDA, including, without limitation, the issuance of a not-approvable letter by the FDA, the FDA’s evaluation of additional telavancin Phase 3 cSSSI clinical study sites and study conduct and, if rescheduled, our meeting with the Anti-Infective Drugs Advisory Committee to the FDA;

•                  any delay in the commercial distribution of telavancin if our NDA is approved by the FDA;

•                  any delay in submitting our telavancin NDA for the HAP indication to the FDA and any adverse development or perceived adverse development with respect to the FDA’s review of the NDA, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•                  any adverse developments or results or perceived adverse developments or results with respect to the Horizon program;

•                  our recent announcement regarding our workforce restructuring and uncertainties or perceived uncertainties related to the restructuring, including without limitation concerns regarding our ability to successfully manage our business with a reduced workforce, our ability to retain key employees, the possibility that we will have to implement further workforce reductions, and whether we will reduce costs to the extent we anticipate;

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

•                  announcements regarding GSK’s decisions whether or not to license any of our development programs;

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

•                  sales of stock by us or by our stockholders, including sales by certain of our executive officers and directors whether or not pursuant to written pre-determined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, some of which plans are currently in effect and others of which may be entered into; and

•                  after September 2008, potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of April 30, 2008, GSK beneficially owned approximately 15.4% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 14.1% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate one member of our board of directors. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our business.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.4(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.5(2)	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)
4.1(3)	Specimen certificate representing the common stock of the registrant
4.2(4)	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007
4.3(5)	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
10.4	Employee Stock Purchase Plan, as adopted May 27, 2004 and amended April 19, 2005 and December 11, 2007
10.37	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan between the Company and P. Roy Vagelos
10.38	Form of Non-Employee Director Time-Based Vesting Notice of Initial Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan
10.39	Form of Non-Employee Director Time-Based Vesting Notice of Annual Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated herein by reference to the exhibit of the same number in the Company’s amended Registration Statement on Form S-1 (No. 333-116384) filed with the SEC on July 26, 2004.

(2)	Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(3)	Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(4)	Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(5)	Incorporated herein by reference to exhibit 4.4 in the Company’s Current Report on Form 8-K filed on January 23, 2008.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

May 8, 2008	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

May 8, 2008	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.4(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.5(2)	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)
4.1(3)	Specimen certificate representing the common stock of the registrant
4.2(4)	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007
4.3(5)	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
10.4	Employee Stock Purchase Plan, as adopted May 27, 2004 and amended April 19, 2005 and December 11, 2007
10.37	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan between the Company and P. Roy Vagelos
10.38	Form of Non-Employee Director Time-Based Vesting Notice of Initial Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan
10.39	Form of Non-Employee Director Time-Based Vesting Notice of Annual Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)   Incorporated herein by reference to the exhibit of the same number in the Company’s amended Registration Statement on
Form S-1 (No. 333-116384) filed with the SEC on July 26, 2004.

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

(5)   Incorporated herein by reference to exhibit 4.4 in the Company’s Current Report on Form 8-K filed on January 23, 2008.