Form 10-Q
period 2008-06-30
THERAVANCE INC
filed 2008-08-07
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on July 31, 2008 was 52,128,451.

The number of shares of registrant’s Class A common stock outstanding on July 31, 2008 was 9,401,499.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$87,610	$86,433
Marketable securities	144,737	40,383
Receivable from related party	10,030	316
Notes receivable	503	223
Prepaid and other current assets	9,611	6,732
Total current assets	252,491	134,087

Marketable securities	—	2,456
Restricted cash	3,810	3,810
Property and equipment, net	18,481	20,091
Notes receivable	1,201	1,539
Other long-term assets	5,407	—
Total assets	$281,390	$161,983

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$3,068	$6,957
Accrued personnel-related expenses	9,898	11,841
Accrued clinical and development expenses	6,618	11,318
Other accrued liabilities	6,483	2,797
Current portion of note payable	109	101
Current portion of deferred revenue	23,996	22,519
Total current liabilities	50,172	55,533

Convertible subordinated notes	172,500	—
Deferred rent	1,801	2,003
Notes payable	379	435
Deferred revenue	164,509	166,136
Other long-term liabilities	3,655	4,140

Commitments and contingencies

Stockholders’ equity (net capital deficiency):
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 52,054 and 51,684 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	520	516
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at June 30, 2008 and December 31, 2007	94	94
Additional paid-in capital	882,369	870,878
Accumulated other comprehensive income (loss)	(10)	57
Accumulated deficit	(994,599)	(937,809)
Total stockholders’ equity (net capital deficiency)	(111,626)	(66,264)
Total liabilities and stockholders’ equity (net capital deficiency)	$281,390	$161,983

*                    Condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue (1)	$5,505	$5,305	$11,150	$10,703

Operating expenses:
Research and development	19,996	43,497	46,775	92,355
General and administrative	7,256	9,512	16,422	18,310
Restructuring charges	5,063	—	5,063	—
Total operating expenses	32,315	53,009	68,260	110,665

Loss from operations	(26,810)	(47,704)	(57,110)	(99,962)

Interest and other income	1,295	2,603	2,967	5,441
Interest expense	(1,511)	(24)	(2,647)	(54)
Net loss	$(27,026)	$(45,125)	$(56,790)	$(94,575)
Basic and diluted net loss per common share	$(0.44)	$(0.75)	$(0.93)	$(1.57)

Shares used in computing net loss per common share	61,192	60,341	61,098	60,222

(1)             Revenue includes amounts from GSK, a related party, of $2,830 and $5,654 for the three and six months ended June 30, 2008, respectively, and $2,824 and $5,649 for the three and six months ended June 30, 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(56,790)	$(94,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,156	1,691
Stock-based compensation	8,646	11,293
Forgiveness of notes receivable	3	(17)
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	(3,572)	743
Accounts payable and accrued liabilities	(3,799)	(5,334)
Accrued personnel-related expenses	(1,943)	947
Deferred rent	(202)	(149)
Deferred revenue	(10,150)	21,298
Other long-term liabilities	(485)	5,361
Net cash used in operating activities	(64,136)	(58,742)

Cash flows from investing activities
Purchases of property and equipment	(791)	(4,761)
Purchases of marketable securities	(241,292)	(62,331)
Maturities of marketable securities	124,002	38,494
Sales of marketable securities	13,804	55,309
Release of restricted cash	—	30
Additions to notes receivable	(100)	(150)
Payments received on notes receivable	160	1,165
Net cash provided by (used in) investing activities	(104,217)	27,756

Cash flows from financing activities
Payments on notes payable	(48)	(43)
Net proceeds from issuances of common stock	2,845	4,186
Proceeds from issuance of convertible subordinated notes, net of issuance costs	166,733	—
Net cash provided by financing activities	169,530	4,143

Net increase (decrease) in cash and cash equivalents	1,177	(26,843)
Cash and cash equivalents at beginning of period	86,433	72,388
Cash and cash equivalents at end of period	$87,610	$45,545

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007 and the cash flows for the six months ended June 30, 2008 and 2007. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2008 or any other period.

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

Inventory

Inventory is stated at the lower of cost or market and is included with prepaid and other current assets. Inventory consists of $5.5 million of commercial launch supplies of the Company’s product candidate telavancin which is currently under regulatory review. Under the Company’s 2005 License, Development and Commercialization Agreement with Astellas Pharma Inc. (Astellas), the Company is responsible to deliver to Astellas approximately six months of first commercial sale stock (as defined) in preparation for the regulatory approval and commercialization of telavancin in the United States. If the Company’s product candidate is approved by the U.S. Food and Drug Administration (FDA), the inventory costs would be reimbursed through a milestone payment.

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

Bonus Accruals

The Company has short- and long-term bonus programs. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, in some cases over a period of time in excess of twelve months, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. During the three months ended June 30, 2008, the Company reduced the accrual balances by $0.7 million for its non-officer long-term bonus program established in 2004 due to the reduction in force which was announced in April 2008. As of June 30, 2008, the Company had approximately $7.3 million remaining to be paid under its non-officer long-term bonus program. These payments are scheduled to be made in December of 2008 and 2009.

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

Fair Value of Share-based Payment Awards

The Company uses the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-based Payment” (SFAS 123(R)). The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method of transition. Under this method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Share-based compensation arrangements covered by SFAS 123(R) currently include stock options granted, restricted shares issued and restricted stock unit awards (RSUs) granted under the 2004 Equity Incentive Plan, as amended, and purchases of common stock by the Company’s employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan, as amended (ESPP). The estimated fair value of stock options, restricted shares and RSUs (excluding performance-contingent RSUs) is expensed on a straight-line basis over the expected term of the grant. The fair value of performance-contingent RSUs is expensed during the term of the award when the Company determines that it is probable that certain performance conditions will be met. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method over the vesting period, while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense for stock options has been reduced for estimated forfeitures so that compensation expense is based on options ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated annual forfeiture rate for stock options remained unchanged at 4% for the three months ended June 30, 2008 based on its historical forfeiture experience. The effect of the reduction in force announced in April 2008 was excluded from the Company’s estimated forfeiture rate as it was deemed to be a deviation from historical trends.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning in the first quarter of fiscal year 2008. In February 2008, the FASB issued Statement of Financial Position No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities and is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and has determined that the adoption had no material impact on our financial position, results of operations and cash flows.

Reclassification of Prior Period Amounts

Certain prior period amounts related to the classification of interest and other income, net, and interest expense in the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity (net capital deficiency).

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

At June 30, 2008, potential common shares consist of approximately 10,723,000 shares issuable upon the exercise of stock options, approximately 1,607,000 shares issuable under performance-contingent restricted stock unit awards and approximately 460,000 shares issuable under restricted stock unit awards. At June 30, 2007, potential common shares consist of approximately 11,283,000 shares issuable upon the exercise of stock options, 1,826,000 shares issuable under performance-contingent restricted stock unit awards and approximately 18,000 shares issuable upon the exercise of warrants. (The outstanding warrant subsequently expired on October 5, 2007 without being exercised and as a result, no stock was issued under the warrant).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2008	2007	2008	2007
Basic and diluted:
Net loss	$(27,026)	$(45,125)	$(56,790)	$(94,575)

Weighted average shares of common stock outstanding	61,285	60,437	61,191	60,320
Less: unvested restricted shares	(93)	(96)	(93)	(98)
Weighted average shares used in computing basic and diluted net loss per common share	61,192	60,341	61,098	60,222
Basic and diluted net loss per common share	$(0.44)	$(0.75)	$(0.93)	$(1.57)

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which consists of net unrealized gains and losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(27,026)	$(45,125)	$(56,790)	$(94,575)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	(372)	(47)	(67)	8
Comprehensive loss	$(27,398)	$(45,172)	$(56,857)	$(94,567)

4.  Restructuring Charges

In response to the completion of its Phase 3 development activities with telavancin and to reduce its overall cash burn rate, the Company announced on April 21, 2008 a plan to reduce its workforce by approximately 40% through layoffs from all departments throughout the organization. On April 23, 2008, the Company notified the employees impacted by the plan. For the three months ended June 30, 2008, the Company recorded charges totaling $5.1 million related to severance, other termination benefits and outplacement services.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three months ended June 30, 2008:

(in thousands)	Employee Severance and Benefits
Restructuring charges accrued	$5,063
Cash payments	(2,816)
Adjustments	—
Balance as of June 30, 2008	$2,247

The remaining accrual as of June 30, 2008 is primarily related to employee severance and related benefits that are expected to be paid within the next six months. As such, the restructuring accrual is recorded as a current liability within accrued personnel-related expenses. Several of the Company’s employees impacted by the plan have future service requirements extending beyond June 30, 2008. As a result, the Company anticipates that approximately $0.7 million of additional severance and other termination benefits will be recognized over their service periods during the second half of 2008. The execution of the restructuring plan is expected to be completed by December 31, 2008.

5.  Collaboration and Licensing

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through June 30, 2008, the Company had received $159.0 million in upfront, milestone and other fees from Astellas, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). The Company recognized $2.7 million and $2.5 million in revenue for the three months ended June 30, 2008 and 2007, respectively, and $5.5 million and $4.6 million in revenue for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company was eligible to receive up to $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world.

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

The Company is entitled to receive the same royalties on product sales of medicines from the Horizon collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion for sales of single-agent LABA medicines and combination LABA/ICS medicines, which would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

As of June 30, 2008, the Company had received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of its candidates. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, ‘444, a GSK-discovered compound, together with the lead ICS. Accordingly, the Company does not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, the Company will be obligated to make payments to GSK of up to $220.0 million. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK is likely to be made in the next three years.

The Company recorded the upfront and milestone payments as deferred revenue and they are being amortized ratably over the Company’s estimated period of performance. Collaboration revenue was $1.7 million for each of the three months ended June 30, 2008 and 2007, and $3.4 million for each of the six months ended June 30, 2008 and 2007. Subsequent development milestones, if any, will be recorded as deferred revenue when received and amortized over the remaining period of performance. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For each of the three and six months ended June 30, 2008 and 2007, reimbursable costs related to the collaboration were not material.

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

The alliance provides GSK with an option to license exclusive development and commercialization rights to product candidates from all of the Company’s full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. The remaining programs that GSK has the right to license are (i) a peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) a AT1 Receptor—Neprilysin Inhibitor hypertension (ARNI) program and (iii) a MonoAmine Reuptake Inhibitor chronic pain (MARIN) program. Upon licensing a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with the Company’s strategy, it is obligated at its sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, the Company is entitled to receive clinical, regulatory and commercial milestone payments based on performance and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of the Company’s compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue it receives, the total upfront and milestone payments that it could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, the Company retains all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed two of its COPD programs under the terms of the strategic alliance:  LAMA and MABA. GSK has chosen not to license the Company’s bacterial infections program, anesthesia program and Gastrointestinal Motility Dysfunction program. There can be no assurance that GSK will license any other programs under the terms of the alliance agreement or at all, which could have an adverse effect on the Company’s business and financial condition.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the licensing of this program. Through June 30, 2008, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate. These payments are amortized ratably over the estimated period of performance (the product development period). The Company recognized $0.2 million for each of the three months ended June 30, 2008 and 2007, and $0.4 million for each of the six months ended June 30, 2008 and 2007 in revenue related to the LAMA program. Additionally, the Company has been reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three and six months ended June 30, 2008 and 2007, reimbursable costs were not material. We recently announced that GSK had informed us it intends to return the LAMA program to Theravance because the current formulation of the lead product candidate, TD-4208, is incompatible with GSK’s proprietary inhaler device. Deferred revenue related to the LAMA license with GSK was $4.6 million at June 30, 2008. The Company and GSK are currently discussing the transfer of information and materials to the Company and the Company intends to explore partnerships with other companies for the further development of TD-4208.

In March 2005, GSK exercised its right to license the Company’s bifunctional muscarinic antagonist-beta2 agonist (MABA) program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through June 30, 2008, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate and has earned a $10.0 million milestone payment for the successful achievement of proof-of-concept in the MABA Phase 2 study.  The Company received the $10.0 million milestone payment from GSK in July 2008. These amounts are being amortized ratably over the estimated period of performance (the product development period). Collaboration revenue related to the MABA program was $0.3 million for each of the three months ended June 30, 2008 and 2007, and $0.5 million for each the six months ended June 30, 2008 and 2007. Additionally, the Company is reimbursed by GSK for certain costs related to the MABA program as an offset to research and development expense. Reimbursements for the three and six months ended June 30, 2008 and 2007 were not material.

6.  Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2008:

	June 30, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$147,974	$32	$(61)	$147,945
U.S. corporate notes	6,767	19	—	6,786
Certificates of deposit	60	—	—	60
Money market funds	81,366	—	—	81,366
Total	236,167	51	(61)	236,157

Less amounts classified as cash and cash equivalents	(87,610)	—	—	(87,610)
Less amounts classified as restricted cash	(3,810)	—	—	(3,810)
Amounts classified as marketable securities	$144,747	$51	$(61)	$144,737

The estimated fair value amounts have been determined by the Company using available market information. At June 30, 2008, 100% of marketable securities have contractual maturities within twelve months. Average duration of available-for-sale securities was approximately two months at June 30, 2008. The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2008 were temporary in nature.

7.  Fair Value Measurements

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

Level 3 Inputs – Unobservable inputs and little, if any, market activity for the assets.

The fair value of these financial assets was determined using the following inputs at June 30, 2008:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$144,981	$2,964	$—	$147,945
U.S. corporate notes	4,483	2,303	—	6,786
Certificates of deposit	60	—	—	60
Money market funds	81,366	—	—	81,366
Total	$230,890	$5,267	$—	$236,157

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis.

8.  Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2008.

Purchase Obligations

At June 30, 2008, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $3.5 million.

9.  Convertible Subordinated Notes

On January 23, 2008, the Company closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes which will mature on January 15, 2015. The financing raised proceeds, net of issuance costs, of $166.7 million. The notes bear interest at the rate of 3.0% per year, which is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The notes are convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share. The debt issuance costs, which are included in other long-term assets, are being amortized on a straight-line basis over the life of the notes.

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

10.  Stock-Based Compensation

Valuation Assumptions

The assumptions used to value employee stock-based compensation expense for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee stock options
Risk-free interest rate	3.50%-3.50%	4.56%-5.03%	2.74%-3.50%	4.48%-5.03%
Expected life (in years)	6	5-6	6	5-6
Volatility	0.49	0.48	0.49	0.48
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of stock options granted	$6.60	$17.04	$9.75	$17.46

Employee stock purchase plan issuances
Risk-free interest rate	2.21%-2.80%	4.95%-4.98%	2.21%-2.80%	4.95%-4.98%
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	0.45-0.70	0.26-0.30	0.45-0.70	0.26-0.30
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of ESPP issuances	$5.42	$9.96	$5.42	$9.96

Stock-based compensation expense consists of the compensation cost for employee share-based awards, including employee stock options, RSUs and restricted stock, and the value of options and RSUs issued to non-employees for services rendered. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Research and development	$1,870	$3,196	$4,592	$6,564
General and administrative	1,862	2,309	4,054	4,729
Total	$3,732	$5,505	$8,646	$11,293

As of June 30, 2008, there was $26.3 million and $6.5 million of total unrecognized compensation cost related to unvested stock options and RSUs (excluding performance-contingent RSUs), respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.47 years and 3.42 years, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

Equity Incentive Plans

2008 New Employee Equity Incentive Plan

In January 2008, the Company adopted the 2008 New Employee Equity Incentive Plan (the 2008 Plan) and reserved 500,000 shares of common stock for issuance under the 2008 Plan. The 2008 Plan provides for the granting of non-qualified stock options, restricted stock awards and RSUs to newly hired employees. As of June 30, 2008, no options, restricted stock or RSUs were issued and outstanding under the 2008 Plan.

2004 Equity Incentive Plan

During the six months ended June 30, 2008, the Company granted stock options to purchase 1,500 shares at an average exercise price of $12.97 per share and granted 89,394 RSUs that vest over time which have a weighted-average fair value of $12.98 per share under the 2004 Equity Incentive Plan, as amended (the 2004 Plan). As of June 30, 2008, total shares remaining available for issuance under the 2004 Plan were 1,041,354.

The performance-contingent RSUs granted to date have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones, as well as a requirement for continued employment through certain dates in late 2009 and early 2010. The issuance of shares underlying the RSUs would occur, if at all, on the respective dates in 2009 and 2010. Expense associated with these RSUs would be recognized in increments, if at all, during 2008 through

2009, depending on the probability of meeting the performance conditions. During the three months ended March 31, 2008, the Compensation Committee of the Company’s Board of Directors approved management’s recommendation to modify certain performance milestones and cancel 25% of the performance-contingent RSUs held by senior management. Accordingly, the maximum potential expense associated with the RSUs if all of the milestones are successfully achieved on time could be up to approximately $59.6 million, which decreased $6.7 million from December 31, 2007 (allocated as $37.8 million for research and development expense and $21.8 million for general and administrative expense). During the three months ended June 30, 2008, due to the reduction in force announced in April 2008, the maximum potential expense associated with the performance-contingent RSUs if all of the milestones are successfully achieved on time was further reduced to approximately $53.4 million, which decreased $6.2 million from March 31, 2008 (allocated as $33.1 million for research and development expense and $20.3 million for general and administrative expense). As of June 30, 2008, the Company had determined that none of the requisite performance conditions were probable and as a result, no compensation expense has been recognized. As vesting of these RSUs is dependent upon the successful achievement of the performance conditions, the expense associated with these RSUs may vary significantly from period to period.

The following table summarizes equity award activity under the 2008 Plan and the 2004 Plan and related information:

(in thousands, except for per share amounts)	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options and Other Awards	Weighted-Average Exercise Price of Outstanding Options and Fair Value of Other Awards per Share
Balance at December 31, 2007	593	13,481	$19.03
Additional shares 2008 Plan	500	—	—
Options granted	(100)	100	$19.80
RSUs granted	(560)	560	$19.80
Options exercised	—	(29)	$7.53
Options and RSUs forfeited	379	(379)	$31.24
Balance at March 31, 2008	812	13,733	$18.75
Additional shares authorized	—	—	—
Options granted	(2)	2	$12.97
RSUs granted	(89)	89	$12.98
Options exercised	—	(214)	$5.59
Options and RSUs forfeited	820	(820)	$29.43
Balance at June 30, 2008	1,541	12,790	$18.25

No options were granted with exercise prices less than fair value of common stock on the date of grant during the six months ended June 30, 2008 or the year ended December 31, 2007.

The total intrinsic value of the options exercised for the three months ended June 30, 2008 and 2007 was $1.6 million and $9.1 million, respectively, and the total fair value of options vested is $4.1 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively. The total intrinsic value of the options exercised during the six months ended June 30, 2008 and 2007 was $1.8 million and $12.1 million, respectively, and the total fair value of options vested was $12.4 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively.

Employee Stock Purchase Plan

On April 22, 2008, the Company’s stockholders approved an amendment to the ESPP which increased the number of shares authorized for issuance under the ESPP from 625,000 to 925,000 shares. The total number of remaining shares available for issuance under the ESPP at June 30, 2008 was 354,206. The total stock-based compensation expense recognized related to the ESPP under SFAS 123(R) for the three and six months ended June 30, 2008 was $35,000 and $0.4 million, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2007, respectively.

Reserved Shares

The Company has reserved shares of common stock for future issuance under the 2008 Plan, the 2004 Plan and the ESPP as follows (shares in thousands):

June 30, 2008
Stock option plans:
Subject to outstanding options and RSUs	12,790
Available for future grants	1,541
Available for future ESPP purchases	354
Total	14,685

11.  Related Party Transactions

Related Parties

The Company’s related parties include its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 5.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees totaling $0.3 million were incurred in the ordinary course of business for each of the six months ended June 30, 2008 and 2007, respectively.

Notes Receivable

The Company has provided loans to certain of its employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans. Interest receivable was approximately $29,000 and $26,000 as of June 30, 2008 and December 31, 2007, respectively, and is included in prepaid and other current assets. The Company accrues interest on the notes at rates of up to 8.0%. The outstanding loans at June 30, 2008 had maturity dates ranging from July 2008 to January 2013.

12.  Income Taxes

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

Our net loss for the three months ended June 30, 2008 was $27.0 million compared to $45.1 million during the same period of 2007, or a 40% decrease. Revenue recognized under our collaboration agreements for the three months ended June 30, 2008 increased by 4% when compared to the same period of 2007. For the three months ended June 30, 2008, research and development costs decreased by 54% while general and administrative costs decreased by 23% when compared to the same period of 2007. For the three months ended June 30, 2008, we recorded restructuring charges totaling $5.1 million for reducing our workforce by approximately 40% in response to the completion of our Phase 3 development activities with telavancin and to reduce our overall cash burn rate. Cash, cash equivalents and marketable securities totaled $232.3 million at June 30, 2008, an increase of $103.1 million since December 31, 2007. This increase was primarily due to the net proceeds of $166.7 million received from our convertible subordinated notes offering in January 2008, offset by the net usage of cash in operations.

Following are updates on the progress of our clinical programs:

Respiratory Programs

Horizon

We expect completion of enrollment in the Phase 2b asthma dose-ranging study with GW642444 (‘444) in the third quarter 2008. The Phase 2b dose-ranging studies with the lead inhaled corticosteroid (ICS) GW685698 (‘698) for patients with mild asthma and for patients with severe asthma have recently completed enrollment. The Phase 2b study with ‘698 for patients with moderate asthma continues to enroll patients with results now expected in early 2009.

Enrollment remains on track for the large Phase 2b chronic obstructive pulmonary disease (COPD) dose-ranging study with the lead long-acting beta2 agonist (LABA), ‘444. We expect to report top-line data from this study in the first half of 2009.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) Program

We recently reported positive clinical results from our Phase 2 study in the MABA program with our lead investigational compound, GSK961081 (‘081), for the treatment of COPD. ‘081 administered once daily to COPD patients demonstrated 24-hour bronchodilation on day 14 that was statistically greater than placebo, and comparable to a combination therapy active control of salmeterol dosed twice daily plus tiotropium dosed once daily. ‘081 was generally well tolerated throughout the 14-day study. In conjunction with the successful achievement of proof-of-concept in this Phase 2 clinical study, we earned a milestone payment of $10.0 million from GlaxoSmithKline plc (GSK).

Inhaled Long-Acting Muscarinic Antagonist (LAMA) Program

We recently reported clinical results from our Phase 1 study in the LAMA program with our lead investigational compound, GSK1160724 (TD-4208), for the treatment of COPD. TD-4208 administered as a single dose to healthy volunteers was generally well tolerated, with a similar incidence of adverse events to placebo. In addition, TD-4208 demonstrated evidence of bronchodilation in volunteers sensitive to muscarinic antagonists. We also announced GSK’s intent to return the LAMA program to us because the current formulation of the compound is incompatible with GSK’s proprietary inhaler device. Both parties are currently discussing the transfer of information and materials back to us.

Bacterial Infections Programs

Telavancin

We plan on submitting to the U.S. Food and Drug Administration (FDA) a New Drug Application (NDA) for telavancin in the treatment of hospital-acquired pneumonia (HAP) caused by Gram-positive bacteria including resistant pathogens such as methicillin-resistant Staphylococcus aureus (MRSA) in the fourth quarter 2008.

On July 24, 2008, we announced that the FDA had not yet made a decision regarding the NDA for telavancin for the treatment of complicated skin and skin structure infections (cSSSI). The Prescription Drug User Fee Act (PDUFA) date for action by the FDA was July 21, 2008, and as of August 6, 2008, we had not received an action letter from the FDA.

As previously announced, the FDA had indicated that it did not expect to take final action on the telavancin cSSSI NDA prior to completing its further evaluation of study site monitoring and study conduct in the ATLAS Phase 3 program, nor prior to resolution of the manufacturing issues not specifically related to telavancin that were cited in the approvable letter received in October 2007.

Telavancin is also under review for its safety and efficacy by regulatory authorities in Europe for the treatment of complicated skin and soft tissue infections and in Canada for the treatment of cSSSI.

Gastrointestinal (GI) Motility Dysfunction Program

We continue to evaluate the data and the study site audit from a previously conducted thorough QTc study of TD-5108, our lead compound, which evaluated the potential for QT prolongation. We currently anticipate initiating a drug-drug interaction (DDI) study later in 2008. We intend to meet with the FDA later in 2008 to discuss the thorough QTc study and appropriate next steps, including conducting another thorough QTc study if necessary. If we conduct another thorough QTc study, it likely would occur in the first half of 2009. We continue to evaluate the potential of this compound in chronic constipation, constipation-predominant irritable bowel syndrome and other indications.

Critical Accounting Policies

Restructuring Charges

As defined in Statement of Financial Accounting Standards No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we record costs and liabilities associated with exit and disposal activities at fair value in the period the liability is incurred. Restructuring charges consist of charges related to employee severance and benefits. Charges related to employee severance and benefits are determined based on the estimated severance and fringe benefit charge for identified employees. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. We will reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities and we will record new restructuring accruals as liabilities are incurred.

As of the date of the filing of this quarterly report, we believe there have been no other material changes or additions, aside from the application of SFAS 146, to our critical accounting policies and estimates during the three and six months ended June 30, 2008 compared to those discussed in our Annual Report on Form 10-K filed on February 26, 2008 (2007 10-K).

Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to our telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through June 30, 2008, we had received $159.0 million in upfront, milestone and other fees from Astellas, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). We recognized $2.7 million and $2.5 million in revenue for the three months ended June 30, 2008 and 2007, respectively, and $5.5 million and $4.6 million in revenue for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we were eligible to receive up to $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world.

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

We are entitled to receive the same royalties on product sales of medicines from the Horizon collaboration, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion for sales of single-agent LABA medicines and combination LABA/ICS medicines, which would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

As of June 30, 2008, we had received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of our candidates. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, ‘444, a GSK-discovered compound, together with the lead ICS. Accordingly, we do not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we will be obligated to make payments to GSK of up to $220.0 million. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years.

We recorded the upfront and milestone payments as deferred revenue and they are being amortized ratably over our estimated period of performance. Collaboration revenue was $1.7 million for each of the three months ended June 30, 2008 and 2007 and $3.4 million for each of the six months ended June 30, 2008 and 2007. Subsequent development milestones, if any, will be recorded as deferred revenue when received and amortized over the remaining period of performance. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For each of the three and six months ended June 30, 2008 and 2007, reimbursable costs related to the collaboration were not material.

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

The alliance provides GSK with an option to license exclusive development and commercialization rights to product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. The remaining programs that GSK has the right to license are (i) our peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor hypertension (ARNI) program and (iii) our MonoAmine Reuptake Inhibitor chronic pain (MARIN) program. Upon licensing a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, we are obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments based on performance and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed two of our COPD programs under the terms of the strategic alliance:  LAMA and MABA. GSK has chosen not to license our bacterial infections program, our anesthesia program and our Gastrointestinal Motility Dysfunction program. There can be no assurance that GSK will license any other programs under the terms of the alliance agreement or at all, which could have an adverse effect on our business and financial condition.

In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the licensing of this program. Through June 30, 2008, we received a milestone payment of $3.0 million from GSK related to clinical progress of our candidate. These payments are amortized ratably over the estimated period of performance (the product development period). We recognized $0.2 million for each of the three months ended June 30, 2008 and 2007 and $0.4 million for each of the six months ended June 30, 2008 and 2007 in revenue related to the LAMA. Additionally, we have been reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three and six months ended June 30, 2008 and 2007, reimbursable costs were not material. We recently announced that GSK had informed us it intends to return the LAMA program to us because the current formulation of the lead product candidate, TD-4208, is incompatible with GSK’s proprietary inhaler device. We and GSK are currently discussing the transfer of information and materials to us and we intend to explore partnerships with other companies for the further development of TD-4208.

In March 2005, GSK exercised its right to license our MABA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through June 30, 2008, we received a milestone payment of $3.0 million from GSK related to clinical progress of our candidate and earned a $10.0 million milestone payment for the successful achievement of proof-of-concept in the MABA Phase 2 study.  We received the $10.0 million milestone payment from GSK in July 2008. These amounts are being amortized ratably over the estimated period of performance (the product development period). Collaboration revenue related to the MABA program was $0.3 million for each of the three months ended June 30, 2008 and 2007 and $0.5 million for each of the six months ended June 30, 2008 and 2007. The next milestone associated with the MABA program is payable upon initiation of a Phase 3 program. Additionally, we are reimbursed by GSK for certain costs related to the MABA program as an offset to research and development expense. Reimbursements for the three and six months ended June 30, 2008 and 2007 were not material.

RESULTS OF OPERATIONS

Revenue

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2008	2007	$	%	2008	2007	$	%
Revenue	$5.5	$5.3	$0.2	4%	$11.2	$10.7	$0.5	5%

Revenue for the three and six months ended June 30, 2008 and 2007 primarily consisted of the amortization of upfront and milestone payments from GSK related to our Horizon collaboration and our strategic alliance and from Astellas related to our telavancin collaboration. The table below reflects the upfront and milestone payments received and earned through June 30, 2008:

Agreements/Programs (in millions)	Upfront and Milestone Payments
GSK Collaborations
Horizon collaboration	$60.0
Strategic alliance agreement	20.0
Strategic alliance—LAMA license	8.0
Strategic alliance—MABA license	18.0
Astellas license agreement	159.0
Total	$265.0

Upfront and milestone payments received and earned from GSK and Astellas have been deferred and are being amortized ratably into revenue over the applicable estimated performance periods with end dates ranging between 2011 and 2021. Future revenue will include the ongoing amortization of remaining deferred revenue, which consists of $136.4 million of upfront and milestone payments received through June 30, 2008 under our agreement with Astellas and $52.1 million of upfront and milestone payments received through June 30, 2008 under our agreements with GSK. Deferred revenue related to the LAMA license with GSK was $4.6 million at June 30, 2008. GSK recently informed us that it intends to return the LAMA program to us because the current formulation of the lead product candidate is incompatible with GSK’s proprietary inhaler device. As a result, we expect to recognize the remaining deferred revenue related to the LAMA license in the second half of 2008, pending the execution of an appropriate license agreement with GSK.

Research and development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2008	2007	$	%	2008	2007	$	%
External research and development	$4.9	$16.3	$(11.4)	(70)%	$12.3	$44.8	$(32.4)	(72)%
Employee-related	7.3	17.6	(10.3)	(59)%	18.2	28.4	(10.2)	(36)%
Stock-based compensation	1.9	3.2	(1.3)	(41)%	4.6	6.6	(2.0)	(30)%
Facilities, depreciation and other allocated	5.9	6.4	(0.5)	(8)%	11.7	12.6	(0.9)	(7)%
Total research and development expenses	$20.0	$43.5	$(23.5)	(54)%	$46.8	$92.4	$(45.5)	(49)%

Research and development expenses decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to a decrease in external costs, lower employee related expenses and stock-based compensation costs primarily due to the reduction in force.

External research and development costs decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the completion of our Phase 3 HAP studies for telavancin and our Phase 2 clinical studies for TD-5108, our GI Motility Dysfunction compound and for TD-1792, our investigational antibiotic.

Employee-related expenses decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to lower costs related to our non-officer long-term bonus program. In addition, during the three months ended June 30, 2008, we reduced our non-officer long-term bonus accrual by $0.7 million due to the reduction in force. Stock-based compensation expenses decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the reduction in force. Stock-based compensation expense includes expenses related to employee stock options, restricted stock unit awards (RSUs), employee stock purchase plan issuances and the value of options and RSUs issued to non-employees for services rendered. Facilities, depreciation and other allocated expenses decreased for the three and six months ended June 30, 2008 compared to the same periods of 2007 primarily due to lower supplies and facilities administration costs in 2008.

During 2007, we granted performance-contingent RSUs to certain research and development employees, the vesting of which is tied to the successful achievement of certain corporate operating milestones during 2009, as well as a requirement for continued employment through certain dates in late 2009 and early 2010. The expense associated with these performance-contingent RSUs would be recognized in increments if the achievement of the performance conditions becomes probable. During the three months ended March 31, 2008, the Compensation Committee of our Board of Directors approved management’s recommendation to modify certain performance milestones and cancel 25% of the performance-contingent RSUs held by senior management, thereby reducing the maximum potential research and development expense to approximately $37.8 million, a decrease of $0.5 million from December 31, 2007. During the three months ended June 30, 2008, due to the reduction in force announced in April 2008, the maximum potential research and development expense was reduced to approximately $33.1 million, a decrease of $4.7 million from March 31, 2008. We determined that no requisite performance conditions were probable and as a result, no compensation expense was recognized during the period. In July 2008, the Compensation Committee amended the performance-contingent RSUs held by non-executive employees such that half of the shares underlying these RSUs will vest over time, and the other half will remain subject to certain performance targets. As a result, the maximum potential research and development expense associated with the performance-contingent RSUs, if all of the applicable performance milestones are successfully achieved on time, was further reduced to approximately $21.4 million.

Research and development expenses for the second half of 2008 are expected to be driven largely by costs associated with the preparation for and submission of our telavancin NDA for HAP and a Phase 3-enabling study with TD-5108. We anticipate personnel-related research and development expenses will decrease as a result of our workforce restructuring which was begun in the second quarter of 2008.

Under our agreement with Astellas, we are responsible for completion of the cSSSI and HAP telavancin Phase 3 programs, publication of the results of these studies, preparation and submission of a NDA to the FDA for the cSSSI indication and subsequently for the HAP indication, and manufacture of approximately six months of first commercial sale stock for launch in the United States. The telavancin cSSSI NDA remains under regulatory review and we plan to submit our telavancin NDA for HAP late in the fourth quarter of 2008. We are reliant on the efforts of third parties, including contract research organizations, consultants and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which all of these responsibilities will be completed, we anticipate that our aggregate external costs associated with our obligations with regard to telavancin described above will be towards the upper end of the range of $155.0 million to $165.0 million. In addition, if the regulatory approval of telavancin is substantially further delayed or denied by the necessary regulatory bodies, or if new information becomes available that suggests that the telavancin inventory will not be realizable, we may be required to expense a portion or all of the capitalized inventory costs and/or have additional inventory manufactured.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2008	2007	$	%	2008	2007	$	%
General and administrative	$7.3	$9.5	$(2.2)	(23)%	$16.4	$18.3	(1.9)	(10)%

General and administrative expenses decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the reduction in force and lower external costs.

During 2007, we granted performance-contingent RSUs to certain general and administrative employees, the vesting of which is tied to the successful achievement of certain corporate operating milestones during 2009, as well as a requirement for continued employment through certain dates in late 2009 and early 2010. The expense associated with these performance-contingent RSUs would be recognized in increments if the achievement of the performance conditions becomes probable. During the three months ended March 31, 2008, the Compensation Committee of our Board of Directors approved management’s recommendation to modify certain performance milestone targets and cancel 25% of the performance-contingent RSUs held by senior management, thereby reducing the maximum potential general and administrative expense to approximately $21.8 million, a decrease of $6.2 million from December 31, 2007. During the three months ended June 30, 2008, due to the reduction in force announced in April 2008, the maximum potential general and administrative expense was reduced to approximately $20.3 million, a decrease of $1.5 million from March 31, 2008. We determined that no requisite performance conditions were probable and as a result, no compensation expense was recognized during the quarter. In July 2008, the Compensation Committee amended the performance-contingent RSUs held by non-executive employees such that half of the shares underlying these RSUs will vest over time, and the other half will remain subject to certain performance targets. As a result, the maximum potential general and administrative expense associated with the performance-contingent RSUs, if all of the applicable performance milestones are successfully achieved on time, was further reduced to approximately $17.3 million.

Restructuring charges

In response to the completion of our Phase 3 development activities with telavancin and to reduce our overall cash burn rate, we announced on April 21, 2008 a plan to reduce our workforce by approximately 40% through layoffs from all departments throughout our organization. On April 23, 2008, we notified the employees impacted by the plan. For the three months ended June 30, 2008, we recorded charges totaling $5.1 million related to severance, other termination benefits and outplacement services.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three months ended June 30, 2008:

(in millions)	Employee Severance and Benefits
Restructuring charges accrued	$5.1
Cash payments	(2.8)
Adjustments	—
Balance as of June 30, 2008	$2.3

The remaining accrual as of June 30, 2008 is related to employee severance and related benefits and is expected to be paid within the next six months. As such, the restructuring accrual is recorded as a current liability within accrued personnel-related expenses. Several of our employees impacted by the plan have future service requirements extending beyond June 30, 2008. As a result, we anticipate that approximately $0.7 million of additional severance and other termination benefits will be recognized over their service periods during the second half of 2008. The execution of the plan is expected to be completed by the end of 2008.

If we determine that any assets are impaired in the future, we may incur additional non-cash restructuring charges.

Interest and other income, net

Interest and other income, net, as compared to the prior year period, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2008	2007	$	%	2008	2007	$	%
Interest and other income, net	$1.3	$2.6	$(1.3)	(50)%	$3.0	$5.4	$(2.4)	(44)%

Interest and other income, net includes interest income earned on cash, cash equivalents and marketable securities, net realized gains on marketable securities, investment management fees on investments and net sublease income on facilities. Interest and other income, net decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to a lower percentage of our portfolio being invested in corporate notes and securities, as well as lower average market rates of return during the periods in 2008.

We expect interest and other income to fluctuate in the future due to changes in average cash, cash equivalents and marketable securities balances and market interest rates.

Interest expense

Interest expense, as compared to the prior year period, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2008	2007	$	%	2008	2007	$	%
Interest expense	$1.5	$—	$1.5	*	$2.6	$—	2.6	*

*  Calculation is not meaningful

Interest expense primarily consists of interest expense and debt amortization costs on our convertible subordinated notes issued in January 2008, as well as interest expense on other debt arrangements. Interest expense increased for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the interest expense on our convertible subordinated notes.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008 and December 31, 2007, we had $232.3 million and $129.3 million, respectively, in cash, cash equivalents and marketable securities, in each case excluding $3.8 million in restricted cash that was pledged as collateral for certain of our leased facilities.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six months Ended June 30,
(in millions)	2008	2007
Net cash used in operating activities	$(64.1)	$(58.7)
Net cash provided (used in) investing activities	$(104.2)	$27.8
Net cash provided by financing activities	$169.5	$4.1

Net cash used in operating activities was $64.1 million and $58.7 million for the six months ended June 30, 2008 and 2007, respectively. Despite lower research and development and general and administrative expenses, the cash used in operations for the six months ended June 30, 2008 was higher when compared to the same period last year primarily due to $32.0 million in payments received from Astellas during the first quarter of 2007.

Investing activities for the six months ended June 30, 2008 used cash of $104.2 million while investing activities provided cash of $27.8 million for the comparable period of 2007. The increase in 2008 resulted primarily from higher purchases of marketable securities as a result of our convertible subordinated notes offering.

Financing activities provided cash of $169.5 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively. The cash provided by financing activities in 2008 was primarily due to net proceeds of $166.7 million received from the closing of our convertible subordinated notes offering in January 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of fiscal year 2008. In February 2008, the FASB issued Statement of Financial Position No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities and is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and has determined that the adoption had no material impact on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2007 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risks Related to our Business

We commenced a workforce restructuring during the second quarter of 2008 to focus our efforts on our key research and exploratory development programs and to reduce our overall cash burn rate. Even after giving effect to this restructuring, we will not have sufficient cash to fully develop and commercialize our un-partnered product candidates, and the restructuring may impact our ability to execute our business plan.

During the second quarter of 2008 we commenced a significant workforce restructuring involving the elimination of approximately 40% of our positions through layoffs from all departments throughout our organization, including senior management. Our objective with the restructuring is to reduce our overall cash burn rate and focus on our key clinical programs while maintaining core research and exploratory development capability. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key programs may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty partnering our product candidates, successfully completing research and development efforts and adequately monitoring our partners’ development and commercialization efforts. In addition, we may in the future decide to restructure operations and reduce expenses further by taking such measures as additional reductions in our workforce and program spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring, we will have sufficient cash resources to allow us to fund our operations as planned.

If telavancin is not approved by regulatory agencies, including the U.S. Food and Drug Administration, our business will be adversely affected and the price of our securities will decline.

Telavancin is the first product candidate for which we submitted a new drug application (NDA) to the U.S. Food and Drug Administration (FDA). On October 19, 2007, we received an approvable letter from the FDA indicating that our telavancin NDA is approvable, subject to:  resolution of current good manufacturing practices (cGMP) compliance issues not specifically related to telavancin at our third-party manufacturer; and submission of revised labeling or re-analyses of clinical data or additional clinical data. Although we believe that no additional clinical studies will need to be initiated to respond to the approvable letter, there can be no assurance that we will be able to respond fully or adequately to the FDA’s requests using currently existing clinical data, that our third-party manufacturer will successfully resolve the cGMP issues that the FDA noted, or that the FDA will approve the current telavancin NDA on the basis of existing preclinical and clinical data or at all. If we are required to undertake additional clinical trials or to identify and qualify a new contract manufacturer for telavancin, we would incur significant additional cost and regulatory action on our NDA would be materially delayed. On February 23, 2008, the FDA informed us that the Anti-Infective Drugs Advisory Committee (AIDAC) meeting scheduled for February 27, 2008 to review the NDA for telavancin for the treatment of complicated skin and skin structure infections (cSSSI) was cancelled. On March 3, 2008, we announced that we had been informed that the FDA had cancelled the AIDAC meeting in order to allow time for the FDA to further evaluate study site monitoring and study conduct to ensure data integrity in the telavancin Phase 3 cSSSI program. The FDA indicated that, due to study monitoring issues at a single study site managed by the primary contract research organization for the cSSSI program, the agency intends to evaluate additional sites and that additional questions could arise after further evaluation. If following this additional site evaluation the FDA continues to have concerns about the integrity of the data in our telavancin Phase 3 program, it is likely that our NDA will not be approved which would harm our business and cause the price of our securities to fall. On March 4, 2008, the FDA accepted for review our complete response to the approvable letter and assigned a Prescription Drug User Fee Act (PDUFA) target date of July 21, 2008, but as of August 6, 2008, we had not yet received an action letter regarding the NDA from the FDA. The FDA had previously indicated that it did not expect to take final action on the telavancin NDA prior to completing its further evaluation of study site monitoring and study conduct in the Phase 3 cSSSI program, nor prior to resolution of the manufacturing issues not specifically related to telavancin cited in the approvable letter. Telavancin is also under review by European Union and Canadian regulatory agencies. Any adverse developments or results or perceived adverse developments or results with respect to our telavancin NDA or foreign regulatory filings, the FDA’s evaluation of additional study sites or study conduct, and, if rescheduled, the AIDAC meeting, could adversely affect the prospects of telavancin and would cause the price of our securities to fall.

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

Several recent, well-publicized not-approvable letters issued by the FDA as well as safety-related product withdrawals, suspensions, post-approval labeling revisions to include black-box warnings and changes in approved indications, as well as growing public and governmental scrutiny of safety issues, have created an increasingly conservative regulatory environment. In addition, the FDA has begun to implement new standards and may change its interpretation of existing requirements for demonstrating that a product candidate is safe and effective, which could cause non-approval or delays in its approval of product candidates, including telavancin. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, our business will fail.

Any failure of a product candidate in clinical studies or any delay in commencing or completing clinical studies for our product candidates would harm our business and cause the price of our securities to decline.

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

•                  unreliable results from clinical studies, which we experienced in early 2008 with our thorough QTc study of TD-5108;

•                  inability to raise additional capital in sufficient amounts to continue our development programs, which are very expensive;

•                  the need to sequence clinical studies as opposed to conducting them concomitantly in order to conserve resources;

•                  inability to enter into corporate partnering arrangements relating to the development and commercialization of our programs;

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

Clinical studies involving our product candidates may reveal that those candidates are ineffective, inferior to existing approved medicines, unacceptably toxic, or that they have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies.

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

We rely on a single manufacturer for supply of telavancin and a limited number of manufacturers for our other product candidates, and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

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

We have had manufactured telavancin API and drug product sufficient for the anticipated six-month post-commercial launch supply in the event telavancin is approved for sale by regulatory authorities. However, our telavancin drug product has a limited shelf-life. If regulatory approval of telavancin is significantly further delayed, it is possible that we would have to manufacture additional telavancin launch supply and write off some or all of our telavancin inventory. We have a single source of supply of telavancin API and a single source of supply of telavancin drug product. During a mid-2007 audit of our supplier for telavancin drug product, a district office of the FDA noted deficiencies, not specifically related to the manufacture of telavancin drug product, with the supplier’s quality and laboratory systems at the plant where telavancin is manufactured. In November 2007, the supplier received a warning letter from the FDA related to these issues. In March 2008, the FDA completed an on-site inspection of our supplier which resulted in the FDA issuing a Form 483, or a record of the FDA’s observations, to the supplier. Our supplier has advised us that it submitted its response to the Form 483 in April 2008. We recently received correspondence from our supplier stating that it had met with the FDA regarding its response to the Form 483 and the FDA indicated that it would change our supplier’s status in the FDA’s database such that NDAs for product candidates manufactured by our supplier could be approved.

The approvable letter that we received from the FDA in October 2007 indicated that the telavancin NDA is approvable subject to, among other things, our supplier’s resolution of its cGMP compliance issues that are not specifically related to the manufacture of telavancin. We believe, based on communications with our supplier, that the status of our supplier has been changed by the FDA to allow products that are manufactured by our supplier to be approved. However, we are not aware of official action by the FDA that provides for final resolution of the issues noted in its warning letter. Accordingly, we are unable to predict the amount of time it will take for the supplier and the FDA to resolve these compliance issues in a formal manner, and any material further delay will harm our business and cause the price of our securities to fall. We may begin the process of identifying and qualifying an alternative manufacturer for telavancin. This process would involve significant cost to us and could take twelve to eighteen months to complete, which would cause a material delay to our NDA if the compliance issues at our current manufacturer remain unresolved. Further, if Astellas is unable to arrange for the expanded commercial manufacture of telavancin, the commercial introduction of telavancin, if approved, would be adversely affected.

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

Even if we receive regulatory approval, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. Further, if we obtain regulatory approval, a marketed medicine and its manufacturer are subject to continual review, including review and approval of the manufacturing facilities. Discovery of previously unknown problems with a medicine may result in restrictions on its permissible uses, or on the manufacturer, including withdrawal of the medicine from the market. The FDA and similar foreign regulatory authorities may also implement additional new standards, or change their interpretation and enforcement of existing standards and requirements for the manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of June 30, 2008, we had an accumulated deficit of approximately $994.6 million.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. In addition, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions in the world, we are obligated to pay GSK milestone payments of up to an aggregate of $220.0 million under our Horizon program. The current lead LABA candidate, GW642444, is a GSK-discovered compound and GSK has determined to focus the collaboration’s LABA development resources on the development of this compound only. If this GSK-discovered compound is advanced through regulatory approval and commercialization, we would not be entitled to receive any further milestone payments from GSK with regard to the Horizon program and we would have to pay GSK the milestones noted above. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnership with them, we will be unable to develop our partnered product candidates as planned.

We entered into our collaboration agreement for the Horizon program with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our telavancin development and commercialization agreement with Astellas in November 2005. In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of any product candidates in the programs that it has in-licensed, including Horizon and MABA. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and commercial launch. In connection with our Astellas telavancin agreement, Astellas is responsible for the commercialization of telavancin and any royalties to us from this program will depend upon Astellas’ ability to launch and sell the medicine if it is approved.

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they may terminate our partnership with them. In either event, we may be unable to assume the development and commercialization of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. In addition, with the exception of product candidates in our Horizon program, our partners generally are not restricted from developing and commercializing their own products and product candidates that compete with those licensed from us. For example, GSK currently has at least one competing LAMA product candidate that is further advanced in development than our LAMA product candidate which it previously licensed from us. In July 2008 we announced that GSK informed us that it intends to return our LAMA program to us under the terms of the strategic alliance agreement. If a partner elected to promote its own products and product candidates in preference to those licensed from us, future payments to us could be reduced and our business and financial condition would be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of the partner. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration.

If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected. For example, under the terms of our telavancin license, development and commercialization agreement, Astellas has the right to terminate the agreement in certain circumstances, including if the telavancin cSSSI NDA is not approved by December 2008, or if the FDA has not approved telavancin NDAs for both cSSSI and HAP by December 31, 2008. Since our cSSSI NDA may not be approved by December 2008, if ever, and since we have not yet filed the HAP NDA, Astellas will have the right to terminate our telavancin license, development and commercialization agreement beginning in December 2008. If Astellas chooses to terminate the agreement we would not be able to commercialize telavancin (if it is approved by regulatory authorities) without another corporate partner.

In addition, while our strategic alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize certain of our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has licensed our LAMA program and our MABA program under the terms of the strategic alliance agreement and has chosen not to license our bacterial infections program, our anesthesia program and our GI Motility Dysfunction program. In July 2008, we announced that GSK informed us that it intends to return our LAMA program to us under the terms of the strategic alliance agreement. There can be no assurance that GSK will license any other development program under the terms of the strategic alliance agreement, or at all. GSK’s failure to license our development programs or its return of programs to us could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect both our ability to enter into collaborations for these product candidates with third parties and the price of our securities.

Our relationship with GSK may have a negative effect on our ability to enter into relationships with third parties.

As of July 31, 2008, GSK beneficially owned approximately 15.3% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor hypertension (ARNI) program and (iii) our MonoAmine Reuptake Inhibitor chronic pain (MARIN) program. Because GSK may license these three development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

We have active collaborations with GSK for the Horizon and MABA programs and with Astellas for telavancin, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108 and TD-1792 has successfully completed a Phase 2 proof-of-concept study, and TD-4208, our LAMA compound that GSK has indicated it intends to return to us under the strategic alliance, has completed a Phase 1 study. We currently intend to pursue collaboration arrangements for the development and commercialization of these compounds. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators and may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates.

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

•                  attract and retain qualified personnel;

•                  obtain patent and/or other proprietary protection for our medicines and technologies;

•                  obtain required regulatory approvals; and

•                  successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

Established pharmaceutical companies may invest heavily to quickly discover and develop or in-license novel compounds that could make our product candidates obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. Other companies are engaged in the discovery of medicines that would compete with the product candidates that we are developing.

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

During the second quarter of 2008 we commenced a significant workforce restructuring involving the elimination of approximately 40% of our positions through layoffs from all departments throughout our organization, including senior management. While we planned our restructuring with the purpose of focusing on our key clinical programs while maintaining core research and exploratory development capability, the restructuring has adversely affected the pace and breadth of our research and development efforts. While the remaining scientific team has expertise in many different aspects of drug discovery and exploratory development, there is less depth to the team and we are more susceptible to remaining team members voluntarily leaving employment with us. Our company is located in northern California, which is headquarters to many other biopharmaceutical companies and many academic and research institutions. As a result, competition for skilled personnel in our market is intense and following our restructuring, competitors may particularly target our remaining employees for their recruiting efforts. Also, in the future when we need to recruit new personnel, the occurrence of our second quarter 2008 workforce restructuring may make it more difficult to attract new personnel. None of our employees have employment commitments for any fixed period of time and could leave our employment at will.

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

As of July 31, 2008, GSK beneficially owned approximately 15.3% of our outstanding capital stock, and GSK has the right to maintain its percentage ownership of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors. There are currently no GSK designated directors on our board of directors. Further, pursuant to our certificate of incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constituted a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2008, we owned 127 issued United States patents and 450 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The price of our securities may be extremely volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                  any adverse developments or perceived adverse developments with respect to our telavancin NDA, including, without limitation, the issuance of a complete response letter or similar communication by the FDA, the FDA’s evaluation of additional telavancin Phase 3 cSSSI clinical study sites and study conduct and, if rescheduled, our meeting with the Anti-Infective Drugs Advisory Committee to the FDA;

•                  any delay in the commercial distribution of telavancin if approved by regulatory authorities;

•                  any delay in submitting our telavancin NDA for the HAP indication to the FDA and any adverse development or perceived adverse development with respect to the FDA’s review of the NDA, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•                  any adverse developments or results or perceived adverse developments or results with respect to the Horizon or MABA programs, including delays in ongoing or planned clinical studies or negative results from such studies;

•                  any difficulties or delays encountered with regard to the regulatory path for the Horizon program;

•                  any adverse developments or perceived adverse developments in the field of LABAs, including public health advisories and the results of the Drug Safety and Risk Management and Pulmonary-Allergy Drugs joint advisory committee meeting scheduled for late 2008;

•                  our recent workforce restructuring and uncertainties or perceived uncertainties related to the restructuring, including without limitation concerns regarding our ability to successfully manage our business with a reduced workforce, our ability to retain key employees, the possibility that we will have to implement further workforce reductions, and whether we will reduce costs to the extent we anticipate;

•                  the extent to which GSK advances (or does not advance) our product candidates through development into commercialization, which we recently experienced in July 2008 when GSK informed us of its intention to return to us our LAMA program that it licensed from us under the strategic alliance agreement in 2004;

•                  any adverse developments or perceived adverse developments with respect to our relationship with GSK;

•                  any adverse developments or perceived adverse developments with respect to our relationship with Astellas, including without limitation Astellas’ termination of our telavancin license, development and commercialization agreement, which it will have the right to do beginning in December 2008;

•                  any adverse developments or results or perceived adverse developments or results with respect to our GI Motility Dysfunction program or TD-1792;

•                  announcements regarding GSK’s decisions whether or not to license any of our development programs or to return to us any previously licensed program;

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

As of July 31, 2008, GSK beneficially owned approximately 15.3% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 13.6% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate one member of our board of directors. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our business.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Theravance Inc. was held on April 22, 2008, in South San Francisco, California.

The table below presents the results of the election to the Company’s board of directors.

	Votes for	Votes withheld
P. Roy Vagelos, M.D.	46,823,149	238,152
Rick E Winningham	46,809,666	251,635
Jeffrey M. Drazan	45,808,749	1,252,552
Robert V. Gunderson, Jr.	31,986,304	15,074,997
Arnold J. Levine. Ph.D	46,823,049	238,252
Burton G. Malkiel, Ph.D.	46,817,257	244,044
William H. Waltrip	46,437,721	623,580
George M. Whitesides, Ph.D	45,994,662	1,066,639
William D. Young	45,607,528	1,453,773

The stockholders also approved an amendment to the Company’s Employee Stock Purchase Plan (ESPP) to increase the aggregate number of shares authorized for issuance under the ESPP by 300,000 shares. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld
Approval of amendment to Employee Stock Purchase Plan	38,814,148	255,753	16,153

The stockholders also ratified the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld
Ratification of independent registered public accounting firm	46,936,144	92,075	33,082

Item 5. Other Information

(a) On June 22, 2008, we entered into a letter agreement (the “Agreement”) with Michael Kitt, our former Senior Vice President, Development, in which we and Dr. Kitt agreed that Dr. Kitt’s employment would terminate on June 22, 2008. Under this Agreement, we agreed to pay Dr. Kitt a severance payment of $205,800 following his cessation of employment based on his length of employment and level of seniority at Theravance, and health insurance premiums through January 31, 2009. The Agreement also contains certain restrictive covenants, releases and other customary terms and conditions.

In connection with the Company’s restructuring of its workforce, the decision has been made to eliminate the position of Senior Vice President, Technical Operations and Dr. Arthur Campbell will be departing from his position September 12, 2008.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.4(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.5(2)	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)
4.1(3)	Specimen certificate representing the common stock of the registrant
4.2(4)	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007
4.3(5)	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
10.5	Amended and Restated Change in Control Severance Plan
10.40	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (sales plan applicable to more than one award)
10.41	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (sales plan applicable to one award)
10.42	Agreement between Michael Kitt and Theravance, Inc. dated June 22, 2008
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated herein by reference to the exhibit of the same number in the Company’s amended Registration Statement on Form S-1 (No. 333-116384) filed with the SEC on July 26, 2004.

(2)	Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(3)	Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(4)	Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(5)	Incorporated herein by reference to exhibit 4.4 in the Company’s Current Report on Form 8-K filed on January 23, 2008.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

August 7, 2008	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

August 7, 2008	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.4(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.5(2)	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)
4.1(3)	Specimen certificate representing the common stock of the registrant
4.2(4)	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007
4.3(5)	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
10.5	Amended and Restated Change in Control Severance Plan
10.40	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (sales plan applicable to more than one award)
10.41	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (sales plan applicable to one award)
10.42	Agreement between Michael Kitt and Theravance, Inc. dated June 22, 2008
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

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