Form 10-Q
period 2008-09-30
THERAVANCE INC
filed 2008-11-06
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on October 31, 2008 was 52,444,264.

The number of shares of registrant’s Class A common stock outstanding on October 31, 2008 was 9,401,499.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$128,966	$86,433
Marketable securities	89,871	40,383
Receivable from related party	231	316
Notes receivable	311	223
Prepaid and other current assets	8,348	6,732
Total current assets	227,727	134,087

Marketable securities	—	2,456
Restricted cash	3,810	3,810
Property and equipment, net	17,328	20,091
Notes receivable	1,196	1,539
Other long-term assets	5,201	—
Total assets	$255,262	$161,983

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$2,527	$6,957
Accrued personnel-related expenses	9,116	11,841
Accrued clinical and development expenses	4,881	11,318
Other accrued liabilities	3,072	2,797
Current portion of note payable	113	101
Current portion of deferred revenue	23,996	22,519
Total current liabilities	43,705	55,533

Convertible subordinated notes	172,500	—
Deferred rent	1,680	2,003
Notes payable	349	435
Deferred revenue	158,510	166,136
Other long-term liabilities	3,670	4,140

Commitments and contingencies

Stockholders’ equity (net capital deficiency):
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 52,437 and 51,684 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	523	516
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at September 30, 2008 and December 31, 2007	94	94
Additional paid-in capital	889,844	870,878
Accumulated other comprehensive income (loss)	(86)	57
Accumulated deficit	(1,015,527)	(937,809)
Total stockholders’ equity (net capital deficiency)	(125,152)	(66,264)
Total liabilities and stockholders’ equity (net capital deficiency)	$255,262	$161,983

*                    Condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue (1)	$5,999	$5,669	$17,149	$16,372

Operating expenses:
Research and development	20,075	31,964	66,850	124,319
General and administrative	6,494	8,462	22,916	26,772
Restructuring charges	50	—	5,113	—
Total operating expenses	26,619	40,426	94,879	151,091

Loss from operations	(20,620)	(34,757)	(77,730)	(134,719)

Interest and other income	1,209	2,414	4,176	7,855
Interest expense	(1,517)	(21)	(4,164)	(75)
Net loss	$(20,928)	$(32,364)	$(77,718)	$(126,939)
Basic and diluted net loss per common share	$(0.34)	$(0.53)	$(1.27)	$(2.10)

Shares used in computing net loss per common share	61,545	60,664	61,247	60,384

(1)             Revenue includes amounts from GSK, a related party, of $3,324 and $8,979 for the three and nine months ended September 30, 2008, respectively, and $2,824 and $8,473 for the three and nine months ended September 30, 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(77,718)	$(126,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,744	2,525
Stock-based compensation	13,402	17,167
Loss on sale of equipment	42	—
Forgiveness of notes receivable, net	9	(6)
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	(2,960)	1,255
Accounts payable and accrued liabilities	(8,960)	(11,213)
Accrued personnel-related expenses	(2,725)	2,281
Deferred rent	(323)	(213)
Deferred revenue	(6,149)	40,628
Other long-term liabilities	(470)	6,011
Net cash used in operating activities	(80,108)	(68,504)

Cash flows from investing activities
Purchases of property and equipment	(963)	(7,565)
Purchases of marketable securities	(296,939)	(78,732)
Maturities of marketable securities	234,177	100,945
Sales of marketable securities	13,804	53,888
Proceeds from sale of equipment	103	—
Release of restricted cash	—	50
Additions to notes receivable	(100)	(250)
Payments received on notes receivable	331	1,165
Net cash provided by (used in) investing activities	(49,587)	69,501

Cash flows from financing activities
Payments on notes payable	(74)	(65)
Net proceeds from issuances of common stock	5,570	5,540
Proceeds from issuance of convertible subordinated notes, net of issuance costs	166,732	—
Net cash provided by financing activities	172,228	5,475

Net increase in cash and cash equivalents	42,533	6,472
Cash and cash equivalents at beginning of period	86,433	72,388
Cash and cash equivalents at end of period	$128,966	$78,860

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007 and the cash flows for the nine months ended September 30, 2008 and 2007. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2008 or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC) on February 26, 2008 (2007 10-K).

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Segment Reporting

The Company has determined that it operates in only one segment, which is the research and development of human therapeutics. Revenues are primarily generated from collaborations with the Company’s partners located in the United Kingdom and Japan. All long-lived assets are maintained in the United States.

Inventory

Inventory is stated at the lower of cost or market and is included with prepaid and other current assets. Inventory consists of $5.5 million of commercial launch supplies of the Company’s product candidate telavancin which is currently under regulatory review. Under the Company’s 2005 License, Development and Commercialization Agreement with Astellas Pharma Inc. (Astellas), the Company is responsible to deliver to Astellas approximately six months of first commercial sale stock (as defined) in preparation for the regulatory approval and commercialization of telavancin in the United States. If the Company’s product candidate is approved by the U.S. Food and Drug Administration (FDA), the inventory costs would be reimbursed through a milestone payment from Astellas.

If FDA approval of telavancin is substantially further delayed or denied, or if new information becomes available that suggests that the telavancin inventory will not be realizable, the Company may be required to expense a portion or all of the capitalized inventory costs. A portion of the amount that may be expensed would be eligible for reimbursement through alternative arrangements with Astellas under terms of the Company’s collaboration agreement.

Bonus Accruals

The Company has short- and long-term bonus programs. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, in some cases over a period of time in excess of twelve months, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. As of September 30, 2008, the Company had approximately $7.3 million remaining to be paid under its non-officer long-term bonus program. These payments are scheduled to be made in December of 2008 and 2009.

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

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method over the vesting period, while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense for stock options has been reduced for estimated forfeitures so that compensation expense is based on options ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated annual forfeiture rate for stock options remained unchanged at 4% for the three months ended September 30, 2008 based on its historical forfeiture experience. The effect of the reduction in force announced in April 2008 was excluded from the Company’s estimated forfeiture rate as it was deemed to be a deviation from historical trends.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued Statement of Financial Position No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities and is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and has determined that the adoption had no material impact on its financial position, results of operations and cash flows.

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

At September 30, 2008, potential common shares consist of approximately 10,052,000 shares issuable upon the exercise of stock options, approximately 1,146,000 shares issuable under performance-contingent restricted stock unit awards and approximately 1,237,000 shares issuable under restricted stock unit awards. At September 30, 2007, potential common shares consist of approximately 11,450,000 shares issuable upon the exercise of stock options, 2,000,000 shares issuable under performance-contingent restricted stock unit awards and approximately 18,000 shares issuable upon the exercise of a warrant. (The outstanding warrant subsequently expired on October 5, 2007 without being exercised and as a result, no stock was issued under the warrant).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2008	2007	2008	2007
Basic and diluted:
Net loss	$(20,928)	$(32,364)	$(77,718)	$(126,939)

Weighted average shares of common stock outstanding	61,625	60,724	61,327	60,468
Less: unvested restricted shares	(80)	(60)	(80)	(84)
Weighted average shares used in computing basic and diluted net loss per common share	61,545	60,664	61,247	60,384
Basic and diluted net loss per common share	$(0.34)	$(0.53)	$(1.27)	$(2.10)

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in other comprehensive income (loss), which consists of net unrealized gains and losses on the Company’s marketable securities. Comprehensive loss for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(20,928)	$(32,364)	$(77,718)	$(126,939)
Other comprehensive income (loss):
Changes in net unrealized gain (loss) on marketable securities	(76)	47	(143)	55
Comprehensive loss	$(21,004)	$(32,317)	$(77,861)	$(126,884)

4.  Restructuring Charges

In response to the completion of its Phase 3 development activities with telavancin and to reduce its overall cash burn rate, in April 2008 the Company announced a plan to reduce its workforce by approximately 40% through layoffs from all departments throughout the organization. For the three and nine months ended September 30, 2008, the Company recorded charges totaling $50,000 and $5.1 million, respectively. These amounts relate to severance, other termination benefits and outplacement services and include a non-cash charge of $42,000 related to the sale of equipment.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three months ended September 30, 2008:

(in thousands)	Employee Severance and Benefits
Balance as of June 30, 2008	$2,247
Restructuring charges accrued	147
Cash payments	(1,930)
Adjustments	(140)
Balance as of September 30, 2008	$324

The remaining accrual as of September 30, 2008 and adjustments to the accrual through September 30, 2008 are related to employee severance and related benefits. Several of the Company’s employees impacted by the plan have future service requirements extending beyond September 30, 2008. As a result, the Company anticipates that approximately $0.6 million of additional severance and other termination benefits will be recognized over their service periods through the end of 2009. The execution of the restructuring plan is expected to be completed by the end of 2009 when the remaining accrual is expected to be paid. The restructuring accrual is recorded within accrued personnel-related expenses.

5.  Collaboration and Licensing

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through September 30, 2008, the Company had received $159.0 million in upfront, milestone and other fees from Astellas, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). The Company recognized $2.7 million and $2.8 million in revenue for the three months ended September 30, 2008 and 2007, respectively, and $8.2 million and $7.5 million in revenue for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company was eligible to receive up to $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world.

If telavancin is commercialized, the Company will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, the Company is responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for complicated skin and skin structure infections (cSSSI) and hospital-acquired pneumonia (HAP), and Astellas is responsible for substantially all costs associated with commercialization and further development of telavancin.

Horizon Program with GSK

In November 2002, the Company entered into its Horizon collaboration agreement with GlaxoSmithKline plc (GSK) to develop and commercialize a long-acting beta2 agonist (LABA) product candidate for the treatment of asthma and chronic obstructive pulmonary disease (COPD). Each company contributed four LABA product candidates to the collaboration. Four large Phase 2b asthma studies commenced in December 2007, one with the lead LABA, GW642444 (‘444), and three with the lead inhaled corticosteroid (ICS) GW685698 (‘698), and in February 2008 a large Phase 2b COPD study with ‘444 was initiated. All of these studies recently completed enrollment and the Company anticipates reporting results in late 2008 and early 2009.

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

As of September 30, 2008, the Company had received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of its candidates. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, ‘444, a GSK-discovered compound, together with the lead ICS. Accordingly, the Company does not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, the Company will be obligated to make payments to GSK of up to $220.0 million. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK is likely to be made in the next three years.

The Company recorded the upfront and milestone payments as deferred revenue and they are being amortized ratably over the Company’s estimated period of performance. Collaboration revenue was $1.7 million for each of the three months ended September 30, 2008 and 2007 and $5.1 million for each of the nine months ended September 30, 2008 and 2007. Subsequent development milestones, if any, will be recorded as deferred revenue when received and amortized over the remaining period of performance. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For each of the three and nine months ended September 30, 2008 and 2007, reimbursable costs related to the collaboration were not material.

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

The alliance provides GSK with an option to license exclusive development and commercialization rights to product candidates from all of the Company’s full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. The remaining programs that GSK has the right to license are (i) a peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) a AT1 Receptor—Neprilysin Inhibitor hypertension (ARNI) program and (iii) a MonoAmine Reuptake Inhibitor chronic pain (MARIN) program. Upon licensing a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with the Company’s strategy, it is obligated at its sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, the Company is entitled to receive clinical, regulatory and commercial milestone payments based on performance and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of the Company’s compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue it receives, the total upfront and milestone payments that it could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, the Company retains all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed two of the Company’s COPD programs under the terms of the strategic alliance:  LAMA and MABA. GSK has chosen not to license the Company’s bacterial infections program, anesthesia program and Gastrointestinal Motility Dysfunction program. There can be no assurance that GSK will license any other programs under the terms of the alliance agreement or at all, which could have an adverse effect on the Company’s business and financial condition.

In August 2004, GSK exercised its right to license the Company’s long-acting muscarinic antagonist program (LAMA) pursuant to the terms of the strategic alliance. The Company had received a $5.0 million payment from GSK in connection with the licensing of this program. Through September 30, 2008, the Company received a milestone payment of $3.0 million from GSK related to clinical progress of its candidate. These payments are amortized ratably over the estimated period of performance (the product development period). The Company recognized $0.2 million for each of the three months ended September 30, 2008 and 2007 and $0.6 million for each of the nine months ended September 30, 2008 and 2007 in revenue related to the LAMA program. Additionally, the Company has been reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three and nine months ended September 30, 2008 and 2007, reimbursable costs were not material. In July 2008, we announced that GSK had informed us of its intent to return the LAMA program to Theravance because the current formulation of the lead product candidate, TD-4208, is incompatible with GSK’s proprietary inhaler device. Deferred revenue related to the LAMA license with GSK was $4.4 million at September 30, 2008. The Company continues working with GSK to complete the return of the LAMA program from GSK to the Company and expects to recognize the remaining deferred revenue related to the LAMA license in the fourth quarter of 2008, pending the execution of an appropriate license agreement with GSK. The Company intends to explore partnerships with other companies for the further development of TD-4208.

In March 2005, GSK exercised its right to license the Company’s bifunctional muscarinic antagonist-beta2 agonist (MABA) program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through September 30, 2008, the Company received milestone payments of $13.0 million from GSK related to clinical progress of its candidate. These amounts are being amortized ratably over the estimated period of performance (the product development period). Collaboration revenue related to the MABA program was $0.8 million and $0.3 million for each of the three months ended September 30, 2008 and 2007, respectively, and $1.3 million and $0.8 million for each the nine months ended September 30, 2008 and 2007, respectively. Additionally, the Company is reimbursed by GSK for certain costs related to the MABA program as an offset to research and development expense. Reimbursements for the three and nine months ended September 30, 2008 and 2007 were not material.

6.  Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s cash, cash equivalents, marketable securities and restricted cash at September 30, 2008:

	September 30, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$29,727	$27	$—	$29,754
U.S. government agency securities	32,873	1	(52)	32,822
U.S. corporate notes	7,535	2	(64)	7,473
U.S. commercial paper	48,587	—	—	48,587
Certificates of deposit	60	—	—	60
Money market funds	103,951	—	—	103,951
Total	222,733	30	(116)	222,647

Less amounts classified as cash and cash equivalents	(128,966)	—	—	(128,966)
Less amounts classified as restricted cash	(3,810)	—	—	(3,810)
Amounts classified as marketable securities	$89,957	$30	$(116)	$89,871

The estimated fair value amounts have been determined by the Company using available market information. At September 30, 2008, 100% of marketable securities have contractual maturities within twelve months. Average duration of marketable securities was approximately four months at September 30, 2008. The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2008 were temporary in nature.

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

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Unobservable inputs and little, if any, market activity for the assets.

The fair value of these financial assets was determined using the following inputs at September 30, 2008:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$29,754	$—	$—	$29,754
U.S. government agency securities	—	32,822	—	32,822
U.S. corporate notes	5,976	1,497	—	7,473
U.S. commercial paper	—	48,587	—	48,587
Certificates of deposit	60	—	—	60
Money market funds	103,951	—	—	103,951
Total	$139,741	$82,906	$—	$222,647

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis.

8.  Commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2008.

Purchase Obligations

At September 30, 2008, the Company had outstanding purchase obligations, primarily for services from contract research and manufacturing organizations, totaling $3.4 million.

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

Holders of the notes will be able to require the Company to repurchase some or all of their notes upon the occurrence of a fundamental change (as defined) at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. The Company may not redeem the notes prior to January 15, 2012. On or after January 15, 2012 and prior to the maturity date, the Company, upon notice of redemption, may redeem for cash all or part of the notes if the last reported sale price of its common stock has been greater than or equal to 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which it provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest up to but excluding the redemption date.

10.  Stock-Based Compensation

Valuation Assumptions

The assumptions used to value employee stock-based compensation expense for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Employee stock options
Risk-free interest rate	3.02%-3.44%	4.20%-4.74%	2.74%-3.50%	4.20%-5.03%
Expected life (in years)	6	5-6	6	5-6
Volatility	0.49	0.46-0.48	0.49	0.46-0.48
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of stock options granted	$8.22	$14.98	$9.02	$16.85

Employee stock purchase plan issuances
Risk-free interest rate	2.21%-2.80%	4.95%-4.98%	2.21%-2.80%	4.95%-4.98%
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	0.45-0.70	0.26-0.30	0.45-0.70	0.26-0.30
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of ESPP issuances	$5.42	$9.96	$5.42	$9.96

Stock-based compensation expense consists of the compensation cost for employee share-based awards, including employee stock options, RSUs and restricted stock, and the value of options and RSUs issued to non-employees for services rendered. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Research and development	$2,947	$3,514	$7,539	$10,078
General and administrative	1,810	2,359	5,863	7,089
Total	$4,757	$5,873	$13,402	$17,167

As of September 30, 2008, there was $23.7 million and $14.8 million of total unrecognized compensation cost related to unvested stock options and RSUs (excluding performance-contingent RSUs), respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.35 years and 3.43 years, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

Equity Incentive Plans

2008 New Employee Equity Incentive Plan

In January 2008, the Company adopted the 2008 New Employee Equity Incentive Plan (the 2008 Plan) and reserved 500,000 shares of common stock for issuance under the 2008 Plan. The 2008 Plan provides for the granting of non-qualified stock options, restricted stock awards and RSUs to newly hired employees. As of September 30, 2008, stock options to purchase 2,500 shares were granted and outstanding and no restricted stock or RSUs were issued and outstanding under the 2008 Plan.

2004 Equity Incentive Plan

During the nine months ended September 30, 2008, the Company granted stock options to purchase 191,500 shares at an average exercise price of $18.08 per share, granted 904,632 RSUs that vest over time which have a weighted-average fair value of $16.01 per share and converted 442,182 outstanding performance-contingent RSUs held by non-executive employees to vest over time which have a revised fair value of $12.16 per share under the 2004 Equity Incentive Plan, as amended (the 2004 Plan). As of September 30, 2008, total shares remaining available for issuance under the 2004 Plan were 1,014,846.

The performance-contingent RSUs granted to date have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones, as well as a requirement for continued employment through certain dates in late 2009 and early 2010. The issuance of shares underlying the RSUs would occur, if at all, on the respective dates in 2009 and 2010. Expense associated with these RSUs would be recognized in increments, if at all, during 2008 through 2009, depending on the probability of meeting the performance conditions. During the three months ended March 31, 2008, the Compensation Committee of the Company’s Board of Directors approved management’s recommendation to modify certain performance milestones and cancel 25% of the performance-contingent RSUs held by senior management. Accordingly, the maximum potential expense associated with the RSUs if all of the milestones are successfully achieved on time could be up to approximately $59.6 million, which decreased $6.7 million from December 31, 2007 (allocated as $37.8 million for research and development expense and $21.8 million for general and administrative expense). During the three months ended June 30, 2008, due to the reduction in force announced in April 2008, the maximum potential expense associated with the performance-contingent RSUs if all of the milestones are successfully achieved on time was reduced to approximately $53.4 million, which decreased $6.2 million from March 31, 2008 (allocated as $33.1 million for research and development expense and $20.3 million for general and administrative expense). During the three months ended September 30, 2008, the Compensation Committee amended the performance-contingent RSUs held by non-executive employees such that half of the shares underlying these RSUs will vest over time and the other half will remain subject to certain performance targets. For the three and nine months ended September 30, 2008 the Company expensed $0.4 million related to the RSUs that vest over time. As of September 30, 2008, the maximum potential expense associated with the performance-contingent RSUs, if all of the applicable performance milestones are successfully achieved on time was reduced to approximately $35.5 million, which decreased $17.9 million from June 30, 2008 (allocated as $19.3 million for research and development and $16.2 million for general and administrative expense). As of September 30, 2008, the Company had determined that none of the requisite performance conditions were probable; as a result, no compensation expense has been recognized to date.

The following table summarizes equity award activity under the 2008 Plan and the 2004 Plan and related information:

(in thousands, except for per share amounts)	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options and Other Awards	Weighted-Average Exercise Price of Outstanding Options and Fair Value of Other Awards per Share
Balance at December 31, 2007	593	13,481	$19.03
Additional shares 2008 Plan	500	—	—
Options granted	(100)	100	$19.80
RSUs granted	(560)	560	$19.80
Options exercised	—	(29)	$7.53
Options and RSUs forfeited	379	(379)	$31.24
Balance at March 31, 2008	812	13,733	$18.75
Additional shares authorized	—	—	—
Options granted	(2)	2	$12.97
RSUs granted	(89)	89	$12.98
Options exercised	—	(214)	$5.59
Options and RSUs forfeited	820	(820)	$29.43
Balance at June 30, 2008	1,541	12,790	$18.25
Additional shares authorized	—	—	—
Options granted	(93)	93	$16.17
RSUs granted	(368)	368	$12.16
Options exercised	—	(384)	$7.10
Options and RSUs forfeited	432	(432)	$24.89
Balance at September 30, 2008	1,512	12,435	$17.44

No options were granted with exercise prices less than fair value of common stock on the date of grant during the nine months ended September 30, 2008 or the year ended December 31, 2007.

The total intrinsic value of the options exercised for the three months ended September 30, 2008 and 2007 was $3.0 million and $4.5 million, respectively, and the total fair value of options vested is $4.2 million and $26.8 million for the three months ended September 30, 2008 and 2007, respectively. The total intrinsic value of the options exercised during the nine months ended September 30, 2008 and 2007 was $4.7 million and $16.6 million, respectively, and the total fair value of options vested was $16.6 million and $28.0 million for the nine months ended September 30, 2008 and 2007, respectively. For the three and nine months ended September 30, 2007, the fair value of options vested was significantly higher when compared to the same periods in 2008 due to the large number of options that vested at the expiration of the put period in September 2007.

Employee Stock Purchase Plan

On April 22, 2008, the Company’s stockholders approved an amendment to the ESPP which increased the number of shares authorized for issuance under the ESPP from 625,000 to 925,000 shares. The total number of remaining shares available for issuance under the ESPP at September 30, 2008 was 354,206. The total stock-based compensation expense recognized related to the ESPP under SFAS 123(R) for the three and nine months ended September 30, 2008 was $0.3 million and $0.7 million, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2007, respectively.

Reserved Shares

The Company has reserved shares of common stock for future issuance under the 2008 Plan, the 2004 Plan and the ESPP as follows (shares in thousands):

September 30, 2008
Stock option plans:
Subject to outstanding options and RSUs	12,435
Available for future grants	1,512
Available for future ESPP purchases	354
Total	14,301

Restricted Stock

In March 2005, the Company’s Board of Directors approved the grant of 50,000 shares of restricted stock to a member of the Company’s senior management. These restricted shares of stock vest based on continued service, with 50% of the shares vesting following the expiration of stockholders’ put rights which occurred in September 2007, and 25% of the shares vesting upon each of the next two anniversaries of such date. In September 2007, upon the vesting of the 25,000 common shares, 16,063 common shares were issued to the officer and the remaining 8,937 common shares were withheld by the Company to satisfy the officer’s tax withholding requirements of approximately $250,000. In September 2008, 12,500 shares vested and were released to the officer.

11.  Related Party Transactions

Related Parties

The Company’s related parties include its directors, executive officers and GSK. Transactions with executive officers and directors include notes receivable, described below. Transactions with GSK are described in Note 5.

Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees totaling $0.4 million and $0.5 million were incurred in the ordinary course of business for each of the nine months ended September 30, 2008 and 2007, respectively.

Notes Receivable

The Company has provided loans to certain of its employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans. Interest receivable was approximately $9,000 and $26,000 as of September 30, 2008 and December 31, 2007, respectively, and is included in prepaid and other current assets. The Company accrues interest on the notes at rates of up to 8.0%. The outstanding loans at September 30, 2008 had maturity dates ranging from October 2008 to January 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “designed,” “estimates,” “expects,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could materially differ from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to those discussed below in “Risk Factors” in Item 1A of Part II and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Our key programs include:  telavancin for the treatment of serious Gram-positive bacterial infections with Astellas Pharma Inc. (Astellas), the Horizon program and the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GlaxoSmithKline plc (GSK) and the Gastrointestinal Motility Dysfunction program. By leveraging our proprietary insight of multivalency to drug discovery focused primarily on validated targets, we are pursuing a next generation strategy designed to discover superior medicines in areas of significant unmet medical need.

Our net loss for the three months ended September 30, 2008 was $20.9 million compared to $32.4 million during the same period of 2007, or a 35% decrease. Revenue recognized under our collaboration agreements for the three months ended September 30, 2008 increased by 5% when compared to the same period of 2007. For the three months ended September 30, 2008, research and development costs decreased by 37% while general and administrative costs decreased by 24% when compared to the same period of 2007. In response to the completion of our Phase 3 development activities with telavancin and to reduce our overall cash burn rate, in April 2008 we commenced an approximately 40% reduction in force and recorded restructuring charges totaling $50,000 and $5.1 million for the three and nine months ended September 30, 2008, respectively. Cash, cash equivalents and marketable securities totaled $218.8 million at September 30, 2008, an increase of $89.6 million since December 31, 2007. This increase was primarily due to the net proceeds of $166.7 million received from our convertible subordinated notes offering in January 2008, offset by the net usage of cash in operations.

Following are updates on the progress of our clinical programs:

Respiratory Programs

Horizon

Enrollment in the Phase 2b asthma and chronic obstructive pulmonary disease (COPD) studies of the lead long-acting beta2 agonist (LABA), GW642444 (‘444), is complete. We expect to report results for the Phase 2b asthma study of ‘444 during the fourth quarter of 2008 and for the Phase 2b COPD study of ‘444 in early 2009.

Enrollment is also complete for three Phase 2b studies in patients with mild, moderate and severe asthma with the lead inhaled corticosteroid (ICS), GW685698 (‘698). We expect to concurrently report results from all three ‘698 Phase 2b studies in early 2009.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) Program

We are formulating a plan with GSK for the further development of GSK961081 (‘081), the lead MABA compound for the treatment of COPD. In July 2008 we reported clinical results from a Phase 2 study with ‘081 in COPD patients. In this study, ‘081 administered once daily to COPD patients demonstrated 24-hour bronchodilation on hour 24 on day 14 which was statistically significantly greater than placebo and similar in magnitude to a combination therapy active control of salmeterol dosed twice daily plus tiotropium dosed once daily. ‘081 was generally well tolerated throughout the 14-day study and adverse events were generally mild or moderate, with the most common adverse events being headache and dizziness. We received a milestone payment of $10.0 million in July 2008 from GSK in conjunction with the successful achievement of proof-of-concept in the Phase 2 clinical study.

Inhaled Long-Acting Muscarinic Antagonist (LAMA) Program

We continue working with GSK to complete the return of the LAMA program from GSK to Theravance. In July 2008, we reported clinical results from a Phase 1 study of TD-4208, an investigational compound for the treatment of COPD in the LAMA program. In that study, a single dose of TD-4208 administered to healthy volunteers was generally well tolerated, with a similar incidence of adverse events, all mild or moderate, to placebo. In addition, TD-4208 demonstrated evidence of bronchodilation in volunteers sensitive to muscarinic antagonists. We intend to explore partnerships with other companies for the further development of TD-4208.

Bacterial Infections Programs

Telavancin

On October 14, 2008, we announced that the Anti-Infective Drugs Advisory Committee of the U.S. Food and Drug Administration (FDA) will convene on the morning of November 19, 2008 to review the New Drug Application (NDA) for telavancin for the treatment of complicated skin and skin structure infections (cSSSI) caused by Gram-positive bacteria, including resistant pathogens such as methicillin-resistant Staphylococcus aureus (MRSA). Based upon discussions with the FDA, we believe the site inspection issues in the ATLAS program have been successfully resolved. The FDA requested that the efficacy data from three clinical sites that enrolled 73 of the total 1,867 patients from the ATLAS studies be removed from the efficacy analysis for Advisory Committee review. The removal of these data had no impact on the previously reported conclusions of the studies.

We plan on submitting to the FDA a NDA for telavancin for the treatment of hospital-acquired pneumonia (HAP) caused by Gram-positive bacteria including resistant pathogens such as MRSA either in the fourth quarter of 2008 or in early 2009.

Astellas Pharma Europe B.V., a European subsidiary of Astellas, voluntarily withdrew the European Marketing Authorization Application (MAA) for telavancin for the treatment of complicated skin and soft tissue infections (cSSTI) on October 20, 2008. Astellas and Theravance have taken this decision based on communications from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) that the data provided are not sufficient to allow the Committee to conclude a positive benefit-risk balance for telavancin for the sole indication of cSSTI at this time. Astellas currently intends to prepare a new MAA with expanded clinical trial data that was not available at the time of the initial application, including data from the HAP Phase 3 studies.

Gastrointestinal (GI) Motility Dysfunction Program

We recently dosed the first subject in a Phase 1 drug-drug interaction study with TD-5108, our lead compound in the program. We continue to evaluate the potential of this compound in chronic idiopathic constipation, constipation-predominant irritable bowel syndrome and other indications, and we intend to explore partnerships with other companies for the further development of TD-5108.

Critical Accounting Policies and the Use of Estimates

Restructuring Charges

As defined in Statement of Financial Accounting Standards No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we record costs and liabilities associated with exit and disposal activities at fair value in the period the liability is incurred. Restructuring charges consist of charges related to employee severance and benefits. Charges related to employee severance and benefits are determined based on the estimated severance and fringe benefit charge for identified employees. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities and we record new restructuring accruals as liabilities are incurred.

As of the date of the filing of this quarterly report, we believe there have been no other material changes or additions, aside from the application of SFAS 146, to our critical accounting policies and estimates during the three and nine months ended September 30, 2008 compared to those discussed in our Annual Report on Form 10-K filed on February 26, 2008 (2007 10-K).

Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to our telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through September 30, 2008, we had received $159.0 million in upfront, milestone and other fees from Astellas, which are being amortized ratably over the estimated period of performance (the estimated development and commercialization period). We recognized $2.7 million and $2.8 million in revenue for the three months ended September 30, 2008 and 2007, respectively, and $8.2 million and $7.5 million in revenue for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, we were eligible to receive up to $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world.

If telavancin is commercialized, we will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, we are responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and HAP, and Astellas is responsible for substantially all costs associated with commercialization and further development of telavancin.

Horizon Program with GSK

In November 2002, we entered into our Horizon collaboration agreement with GSK to develop and commercialize a LABA product candidate for the treatment of asthma and COPD. Each company contributed four LABA product candidates to the collaboration. Four large Phase 2b asthma studies commenced in December 2007, one with the lead LABA, ‘444 and three with the lead ICS ‘698, and in February 2008, a large Phase 2b COPD study with ‘444 was initiated. All of these studies recently completed enrollment and we anticipate reporting results in late 2008 and early 2009.

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

As of September 30, 2008, we had received upfront and milestone payments from GSK of $60.0 million related to the clinical progress of our candidates. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, ‘444, a GSK-discovered compound, together with the lead ICS. Accordingly, we do not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple locations of the world, we will be obligated to make payments to GSK of up to $220.0 million. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years.

We recorded the upfront and milestone payments as deferred revenue and they are being amortized ratably over our estimated period of performance. Collaboration revenue was $1.7 million for each of the three months ended September 30, 2008 and 2007 and $5.1 million for each of the nine months ended September 30, 2008 and 2007. Subsequent development milestones, if any, will be recorded as deferred revenue when received and amortized over the remaining period of performance. Additionally, certain costs related to the collaboration are reimbursable by GSK as an offset to research and development expense. For each of the three and nine months ended September 30, 2008 and 2007, reimbursable costs related to the collaboration were not material.

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

In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. We had received a $5.0 million payment from GSK in connection with the licensing of this program. Through September 30, 2008, we received a milestone payment of $3.0 million from GSK related to clinical progress of our candidate. These payments are amortized ratably over the estimated period of performance (the product development period). We recognized $0.2 million for each of the three months ended September 30, 2008 and 2007 and $0.6 million for each of the nine months ended September 30, 2008 and 2007 in revenue related to the LAMA. Additionally, we have been reimbursed by GSK for certain costs related to the LAMA program as an offset to research and development expense. For the three and nine months ended September 30, 2008 and 2007, reimbursable costs were not material. In July 2008 we announced that GSK had informed us of its intent to return the LAMA program to us because the current formulation of the lead product candidate, TD-4208, is incompatible with GSK’s proprietary inhaler device. We continue working with GSK to complete the return of the LAMA program from GSK to Theravance. We intend to explore partnerships with other companies for the further development of TD-4208.

In March 2005, GSK exercised its right to license our MABA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through September 30, 2008, we have received milestone payments of $13.0 million from GSK related to clinical progress of our candidate. These amounts are being amortized ratably over the estimated period of performance (the product development period). Collaboration revenue related to the MABA program was $0.8 million and $0.3 million for each of the three months ended September 30, 2008 and 2007, respectively, and $1.3 million and $0.8 million for each of the nine months ended September 30, 2008 and 2007, respectively. The next milestone associated with the MABA program is payable upon initiation of a Phase 3 program. Additionally, we are reimbursed by GSK for certain costs related to the MABA program as an offset to research and development expense. Reimbursements for the three and nine months ended September 30, 2008 and 2007 were not material.

RESULTS OF OPERATIONS

Revenue

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
(in millions, except percentages)	2008	2007	$	%	2008	2007	$	%
Revenue	$6.0	$5.7	$0.3	5%	$17.1	$16.4	$0.7	4%

Revenue for the three and nine months ended September 30, 2008 and 2007 primarily consisted of the amortization of upfront and milestone payments from GSK related to our Horizon collaboration and our strategic alliance and from Astellas related to our telavancin collaboration. The table below reflects the upfront and milestone payments received through September 30, 2008:

Agreements/Programs (in millions)	Upfront and Milestone Payments
GSK Collaborations
Horizon collaboration	$60.0
Strategic alliance agreement	20.0
Strategic alliance—LAMA license	8.0
Strategic alliance—MABA license	18.0
Astellas license agreement	159.0
Total	$265.0

Upfront and milestone payments received from GSK and Astellas have been deferred and are being amortized ratably into revenue over the applicable estimated performance periods with end dates ranging between 2011 and 2021. Future revenue will include the ongoing amortization of remaining deferred revenue, which consists of $133.7 million of upfront and milestone payments received through September 30, 2008 under our agreement with Astellas and $48.8 million of upfront and milestone payments received through September 30, 2008 under our agreements with GSK. Deferred revenue related to the LAMA license with GSK was $4.4 million at September 30, 2008. GSK informed us that it intends to return the LAMA program to us because the current formulation of the lead product candidate is incompatible with GSK’s proprietary inhaler device. As a result, we expect to recognize the remaining deferred revenue related to the LAMA license in the fourth quarter of 2008, pending the execution of an appropriate license agreement with GSK.

Research and development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
(in millions, except percentages)	2008	2007	$	%	2008	2007	$	%
External research and development	$5.0	$11.4	$(6.4)	(56)%	$17.3.	$56.2	$(38.9)	(69)%
Employee-related	6.4	10.8	(4.4)	(41)%	24.6	39.1	(14.5)	(37)%
Stock-based compensation	2.9	3.5	(0.6)	(17)%	7.5	10.1	(2.6)	(26)%
Facilities, depreciation and other allocated	5.8	6.3	(0.5)	(8)%	17.5	18.9	(1.4)	(7)%
Total research and development expenses	$20.1	$32.0	$(11.9)	(37)%	$66.9	$124.3	$(57.4)	(46)%

Research and development expenses decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to a decrease in external costs, lower employee related expenses and stock-based compensation costs primarily due to the reduction in force.

External research and development costs decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to the completion of our Phase 2 clinical studies for TD-5108, our lead GI Motility Dysfunction compound and TD-1792, our investigational antibiotic and completion of our Phase 3 HAP program for telavancin.

Employee-related expenses decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to costs related to our non-officer long-term bonus program that were fully accrued in 2007 and lower employee costs in the 2008 periods due to the reduction in force. Stock-based compensation expenses decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to the reduction in force. Stock-based compensation expense includes expenses related to employee stock options, restricted stock unit awards (RSUs), employee stock purchase plan issuances and the value of options and RSUs issued to non-employees for services rendered. Facilities, depreciation and other allocated expenses decreased for the three and nine months ended September 30, 2008 compared to the same periods of 2007 primarily due to lower supplies and facilities administration costs in 2008.

During 2007, we granted performance-contingent RSUs to certain research and development employees, the vesting of which is tied to the successful achievement of certain corporate operating milestones during 2009, as well as a requirement for continued employment through certain dates in late 2009 and early 2010. The expense associated with these performance-contingent RSUs would be recognized in increments if the achievement of the performance conditions becomes probable. During the three months ended March 31, 2008, the Compensation Committee of our Board of Directors approved management’s recommendation to modify certain performance milestones and cancel 25% of the performance-contingent RSUs held by senior management, thereby reducing the maximum potential research and development expense to approximately $37.8 million, a decrease of $0.5 million from December 31, 2007. During the three months ended June 30, 2008, due to the reduction in force announced in April 2008, the maximum potential research and development expense was reduced to approximately $33.1 million, a decrease of $4.7 million from March 31, 2008. During the three months ended September 30, 2008, the Compensation Committee amended the performance-contingent RSUs held by non-executive employees such that half of the shares underlying these RSUs will vest over time and the other half will remain subject to certain performance targets. For the three and nine months ended September 30, 2008 the Company expensed $0.3 million related to the RSUs that vest over time. The maximum potential research and development expense associated with the performance-contingent RSUs, if all of the applicable performance milestones are successfully achieved on time, was reduced to approximately $19.3 million, a decrease of $13.8 million from June 30, 2008. No requisite performance conditions were probable as of September 30, 2008; as a result, no compensation expense related to performance-contingent RSUs has been recognized to date.

Research and development expenses for the fourth quarter of 2008 are expected to be driven largely by external costs associated with preparation for the FDA Advisory Committee meeting in November 2008, preparation for and submission of our telavancin NDA for HAP and a Phase 3-enabling study with TD-5108.

Under our agreement with Astellas, we are responsible for completion of the telavancin Phase 3 programs, publication of the results of these studies and preparation and submission of an NDA to the FDA for the cSSSI and HAP indications.  We are also responsible for the manufacture of approximately six months of first commercial sale stock for launch of telavancin in the United States. The telavancin cSSSI NDA remains under regulatory review and we plan to submit our telavancin NDA for HAP in late 2008 or early 2009. We are reliant on the efforts of third parties, including contract research organizations, consultants and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which all of these responsibilities will be completed, we anticipate that our aggregate external costs associated with our obligations with regard to telavancin described above will be towards the upper end of the range of $155.0 million to $165.0 million. In addition, if the regulatory approval of telavancin is substantially further delayed or denied by the FDA, or if new information becomes available that suggests that the telavancin inventory will not be realizable, we may be required to expense a portion or all of the capitalized inventory costs and/or have additional inventory manufactured.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
(in millions, except percentages)	2008	2007	$	%	2008	2007	$	%
General and administrative	$6.5	$8.5	$(2.0)	(24)%	$23.0	$26.8	(3.8)	(14)%

General and administrative expenses decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to lower employee and facilities related costs due to the reduction in force.

During 2007, we granted performance-contingent RSUs to certain general and administrative employees, the vesting of which is tied to the successful achievement of certain corporate operating milestones during 2009, as well as a requirement for continued employment through certain dates in late 2009 and early 2010. The expense associated with these performance-contingent RSUs would be recognized in increments if the achievement of the performance conditions becomes probable. During the three months ended March 31, 2008, the Compensation Committee of our Board of Directors approved management’s recommendation to modify certain performance milestone targets and cancel 25% of the performance-contingent RSUs held by senior management, thereby reducing the maximum potential general and administrative expense to approximately $21.8 million, a decrease of $6.2 million from December 31, 2007. During the three months ended June 30, 2008, due to the reduction in force announced in April 2008, the maximum potential general and administrative expense was reduced to approximately $20.3 million, a decrease of $1.5 million from March 31, 2008. During the three months ended September 30, 2008, the Compensation Committee amended the performance-contingent RSUs held by non-executive employees such that half of the shares underlying these RSUs will vest over time and the other half will remain subject to certain performance targets. For the three and nine months ended September 30, 2008 the Company expensed $0.1 million related to the RSUs that vest over time. The maximum potential general and administrative expense associated with the performance-contingent RSUs, if all of the applicable performance milestones are successfully achieved on time, was reduced to approximately $16.2 million, a decrease of $4.1 million from June 30, 2008. No requisite performance conditions were probable as of September 30, 2008; as a result, no compensation expense related to performance-contingent RSUs has been recognized to date.

Restructuring charges

In response to the completion of our Phase 3 development activities with telavancin and to reduce our overall cash burn rate, in April 2008 we announced a plan to reduce our workforce by approximately 40% through layoffs from all departments throughout our organization. For the three and nine months ended September 30, 2008, we recorded charges totaling $50,000 and $5.1 million, respectively. These amounts relate to severance, other termination benefits and outplacement services and include a non-cash charge of $42,000 related to the sale of equipment.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three months ended September 30, 2008:

(in millions)	Employee Severance and Benefits
Balance as of June 30, 2008	$2.2
Restructuring charges accrued	0.1
Cash payments	(1.9)
Adjustments	(0.1)
Balance as of September 30, 2008	$0.3

The remaining accrual as of September 30, 2008 and adjustments to the accrual through September 30, 2008 are related to employee severance and related benefits. Several of our employees impacted by the plan have future service requirements extending beyond September 30, 2008. As a result, we anticipate that approximately $0.6 million of additional severance and other termination benefits will be recognized over their service periods through the end of 2009. The execution of the plan is expected to be completed by the end of 2009 when the remaining accrual is expected to be paid. The restructuring accrual is recorded within accrued personnel-related expenses.

If we determine that any leased facility space is impaired in the future, we may incur additional restructuring charges.

Interest and other income, net

Interest and other income, net, as compared to the prior year period, were as follows:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
(in millions, except percentages)	2008	2007	$	%	2008	2007	$	%
Interest and other income, net	$1.2	$2.4	$(1.2)	(50)%	$4.2	$7.9	$(3.7)	(47)%

Interest and other income, net includes interest income earned on cash, cash equivalents and marketable securities, net realized gains on marketable securities, investment management fees on investments and net sublease income on facilities. Interest and other income, net decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to a higher percentage of our portfolio being invested in money market funds as well as lower average market rates of return during the periods in 2008.

We expect interest and other income to fluctuate in the future due to changes in average cash, cash equivalents and marketable securities balances and market interest rates.

Interest expense

Interest expense, as compared to the prior year period, was as follows:

	Three months Ended September 30,		Change			Nine months Ended September 30,		Change
(in millions, except percentages)	2008	2007	$	%		2008	2007	$	%
Interest expense	$1.5	$—	$1.5		*	$4.2	$—	4.2		*

*  Calculation is not meaningful

Interest expense primarily consists of interest expense and debt amortization costs on our convertible subordinated notes issued in January 2008, as well as interest expense on other debt arrangements. Interest expense increased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to the interest expense on our convertible subordinated notes.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration agreements. As of September 30, 2008 and December 31, 2007, we had $218.8 million and $129.3 million, respectively, in cash, cash equivalents and marketable securities, in each case excluding $3.8 million in restricted cash that was pledged as collateral for certain of our leased facilities.

With the completion of our Phase 3 HAP studies for telavancin and our Phase 2 clinical studies for TD-5108 and for TD-1792, as well as our reduction in force announced in April 2008, we expect our capital usage to be lower in 2008 compared to 2007. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans, milestone forecasts and spending assumptions. We are likely to require additional capital to fund operating needs thereafter. If our current operating plans, milestone forecasts or spending assumptions change, then we may require additional funding sooner in the form of public or private equity offerings or debt financings. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine months Ended September 30,
(in millions)	2008	2007
Net cash used in operating activities	$(80.1)	$(68.5)
Net cash provided (used in) investing activities	$(49.6)	$69.5
Net cash provided by financing activities	$172.2	$5.5

Despite lower net loss in the nine months ended September 30, 2008, cash used in operations for the nine months ended September 30, 2008 increased compared to the same period in 2007. This increase was primarily due to lower milestone payments received from our collaboration partners and higher uses of cash for other operating assets and liabilities during the nine months ended September 30, 2008.

The cash used in investing activities in the nine months ended September 30, 2008 compared to cash provided by investing activities in the same period in 2007 was primarily due to higher purchases of marketable securities as a result of investing the proceeds of our convertible subordinated notes offering.

The increase in cash provided by financing activities in the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to net proceeds of $166.7 million received from the closing of our convertible subordinated notes offering in the first quarter of 2008.

Contractual Obligations and Commitments

In January 2008, we closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes which will mature on January 15, 2015. The financing raised proceeds, net of issuance costs, of $166.7 million which is being used for general corporate purposes. The notes bear interest at the rate of 3.0% per year, which is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The notes are convertible, at the option of the holder, into shares of our common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share.

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

Effect of Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-3 (EITF 07-3), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 became effective in the first quarter of fiscal year 2008. We adopted EITF 07-3 effective January 1, 2008 and have determined that the adoption had no material impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 became effective in the first quarter of fiscal year 2008. In February 2008, the FASB issued Statement of Financial Position No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities and is effective for fiscal years beginning after November 15, 2008. We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and have determined that the adoption had no material impact on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2007 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Theravance have been detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Telavancin is the first product candidate for which we submitted a new drug application (NDA) to the U.S. Food and Drug Administration (FDA). On October 19, 2007, we received an approvable letter from the FDA indicating that our telavancin NDA is approvable, subject to:  resolution of current good manufacturing practices (cGMP) compliance issues not specifically related to telavancin at our third-party manufacturer; and submission of revised labeling or re-analyses of clinical data or additional clinical data. Although we believe that no additional clinical studies will need to be initiated to respond to the approvable letter, there can be no assurance that we will be able to respond fully or adequately to the FDA’s requests using currently existing clinical data, that our third-party manufacturer will successfully resolve the cGMP issues that the FDA noted, or that the FDA will approve the current telavancin NDA on the basis of existing preclinical and clinical data or at all. If we are required to undertake additional clinical trials or to identify and qualify a new contract manufacturer for telavancin, we would incur significant additional cost and regulatory action on our NDA would be materially delayed. On February 23, 2008, the FDA informed us that the Anti-Infective Drugs Advisory Committee (AIDAC) meeting scheduled for February 27, 2008 to review the NDA for telavancin for the treatment of complicated skin and skin structure infections (cSSSI) was cancelled. On March 3, 2008, we announced that we had been informed that the FDA had cancelled the AIDAC meeting in order to allow time for the FDA to further evaluate study site monitoring and study conduct to ensure data integrity in the telavancin Phase 3 cSSSI program. The FDA indicated that, due to study monitoring issues at a single study site managed by the primary contract research organization for the cSSSI program, the agency intended to evaluate additional sites and that additional questions could arise after further evaluation. On October 14, 2008, we announced that, based upon discussions with the FDA, we believed these site inspection issues have been successfully resolved. On March 4, 2008, the FDA accepted for review our complete response to the approvable letter, which we submitted on January 21, 2008, and assigned a Prescription Drug User Fee Act (PDUFA) target date of July 21, 2008, and on October 14, we announced that the Federal Register reflected that the telavancin NDA had been assigned a review by the AIDAC on November 19, 2008. Although FDA recently indicated to us that it has no further questions concerning data integrity in the Phase 3 cSSSI program, there can be no assurance that this issue has been resolved until FDA takes final action on the NDA. We do not expect the FDA to take final action on the telavancin NDA until after the AIDAC meeting. Any adverse developments or perceived adverse developments with respect to our telavancin NDA or the AIDAC meeting could adversely affect the prospects of telavancin and would cause the price of our securities to fall.

On October 23, 2008, we announced that Astellas Pharma Europe B.V., a subsidiary of our telavancin partner, Astellas Pharma Inc., voluntarily withdrew the European marketing authorization application (MAA) for telavancin for the treatment of complicated skin and soft tissue infections (cSSTI) from the European Medicines Agency (EMEA) based on communications from the Committee for Medicinal Products for Human Use (CHMP) of the EMEA that the data provided are not sufficient to allow the CHMP to conclude a positive benefit-risk balance for telavancin for the sole indication of cSSTI at this time. Astellas currently intends to prepare a new MAA with expanded clinical trial data that was not available at the time of the initial application, including data from the hospital-acquired pneumonia (HAP) Phase 3 studies. Telavancin remains under regulatory review in Canada for the treatment of cSSSI.

If the regulatory authorities require additional clinical data regarding telavancin, or if telavancin is ultimately approved by regulatory authorities but with labeling that materially limits the targeted patient population, our business will be harmed and the price of our securities will fall. Furthermore, although currently our third party manufacturer’s cGMP issues appear to be satisfactorily resolved, there can be no assurance that this will remain the case. Any failure of that manufacturer to stay in cGMP compliance, any further delay in regulatory action on telavancin or any regulatory decision to not approve telavancin will harm our business and cause the price of our securities to fall.

In addition, in late 2008 or early 2009 we plan to submit a NDA to the FDA for the additional indication of HAP for telavancin. Regulatory action with respect to this application could take a significant amount of time and could require that we undertake additional studies. Any adverse developments or perceived adverse developments with respect to our efforts to obtain approval of telavancin for the HAP indication will cause the price of our securities to fall.

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

If our product candidates, in particular telavancin and the lead compounds in the Horizon program with GSK, are determined to be unsafe or ineffective in humans, our business will be adversely affected and the price of our securities will decline.

We have never commercialized any of our product candidates. We are uncertain whether any of our product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery may not result in the creation of successful medicines. The risk of failure for our product candidates is high. For example, in late 2005, we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301, and GSK discontinued development of TD-5742, the first LAMA compound licensed from us, based on the results of Phase 1 studies. To date, the data supporting our drug discovery and development programs is derived solely from laboratory experiments, preclinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing or early clinical testing stages.

Several well-publicized approvable and complete response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include black-box warnings and changes in approved indications over the last eighteen months, as well as growing public and governmental scrutiny of safety issues, have created an increasingly conservative regulatory environment. In addition, the FDA has begun to implement new standards and may change its interpretation of existing requirements for demonstrating that a product candidate is safe and effective, which could cause non-approval or further delays in its approval of product candidates, including telavancin. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, our business will fail.

With regard to all of our programs generally, but in particular with respect to the Horizon program in late 2008 and into the first half of 2009, any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical studies or regulatory obstacles product candidates may face, would harm our business and cause the price of our securities to decline.

We anticipate announcing results from multiple Horizon program Phase 2b asthma studies and a COPD study between late 2008 and early in 2009. Any adverse developments or results or perceived adverse developments or results with respect to the Horizon program, including but not limited to those identified below, will significantly harm our business and cause our stock price to fall:

•                  any of the Phase 2b studies failing to meet study endpoints or raising safety concerns;

•                  the FDA, after being presented with data from the Phase 2b studies as well as other Phase 3 enabling studies, requiring further evidence that either or both of the LABA and the inhaled corticosteroid is a once-daily medication; or

•                  any change in FDA policy or guidance regarding the use of LABAs to treat asthma resulting from the December 2008 FDA pulmonary-allergy drugs advisory committee meeting.

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

•                  inability to enter into partnering arrangements relating to the development and commercialization of our programs;

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

The FDA must approve any new medicine before it can be marketed and sold in the United States. We must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. We will not obtain this approval for a product candidate unless and until the FDA approves a NDA. In order to market our medicines in foreign jurisdictions, we must obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Conversely, failure to obtain approval in one or more jurisdictions may make approval in other jurisdictions more difficult.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of September 30, 2008, we had an accumulated deficit of approximately $1.0 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. In addition, in the event that a LABA product candidate discovered by GSK is successfully developed and commercially launched in multiple regions in the world, we are obligated to pay GSK milestone payments of up to an aggregate of $220.0 million under our Horizon program. The current lead LABA candidate, GW642444, is a GSK-discovered compound and GSK has determined to focus the collaboration’s LABA development resources on the development of this compound only. If this GSK-discovered compound is advanced through regulatory approval and commercialization, we would not be entitled to receive any further milestone payments from GSK with regard to the Horizon program and we would have to pay GSK the milestones noted above. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict, and may limit our ability to raise additional funds.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital or debt markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to fund our operations as planned.

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

If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected. For example, under the terms of our telavancin license, development and commercialization agreement, Astellas has the right to terminate the agreement in certain circumstances, including if the telavancin cSSSI NDA is not approved by December 2008, or if the FDA has not approved telavancin NDAs for both cSSSI and HAP by December 31, 2008. Since our cSSSI NDA may not be approved by December 2008, if ever, and since we have not yet filed the HAP NDA, Astellas will have the right to terminate our telavancin license, development and commercialization agreement beginning in December 2008. If Astellas chooses to terminate the agreement we would not be able to commercialize telavancin (if it is approved by regulatory authorities) without another partner.

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

As of October 31, 2008, GSK beneficially owned approximately 15.2% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor hypertension (ARNI) program and (iii) our MonoAmine Reuptake Inhibitor chronic pain (MARIN) program. Because GSK may license these three development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

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

The FDA enforces good clinical practices and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators and trial sites. For example, in connection with the FDA’s review of our telavancin NDA for the treatment of cSSSI, the FDA conducted inspections of Theravance and certain of our study sites and clinical investigators and a CRO and the FDA’s evaluation of these inspections resulted in additional inspections of study sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GCPs, the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs.

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

Generally, our strategy is to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. If we receive regulatory approval to commence commercial sales of any of our product candidates that are not covered by our current agreements with GSK, Astellas or AstraZeneca, we will need a partner in order to commercialize such products unless we establish a sales and marketing organization with appropriate technical expertise and supporting distribution capability. At present, we have no sales personnel and a limited number of marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

As of October 31, 2008, GSK beneficially owned approximately 15.2% of our outstanding capital stock, and GSK has the right to maintain its percentage ownership of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors. There are currently no GSK designated directors on our board of directors. Further, pursuant to our certificate of incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constituted a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

In addition, GSK may make an offer to our stockholders to acquire outstanding voting stock that would bring GSK’s percentage ownership of our voting stock to no greater than 60%, provided that:

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2008, we owned 134 issued United States patents and 483 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The price of our securities may be extremely volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                  any adverse developments or perceived adverse developments with respect to our telavancin NDA, including, without limitation, our meeting with the Anti-Infective Drugs Advisory Committee to the FDA in November 2008 and any outcome other than “approval” by the FDA;

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

•                  any adverse developments or results or perceived adverse developments or results with respect to the Horizon or MABA programs with GSK, including negative results from such studies, delays in ongoing or planned clinical studies or disagreements with regulatory agencies regarding paths for development;

•                  any difficulties or delays encountered with regard to the regulatory path for the Horizon program;

•                  any adverse developments in the clinical and regulatory path for our GI Motility Dysfunction program, such as negative results in the recently commenced Phase 1 drug-drug interaction (DDI) study or an unfavorable outcome from our meeting with the FDA regarding TD-5108’s compiled clinical data once the DDI study is complete;

•                  any adverse developments or perceived adverse developments in the field of LABAs, including public health advisories and the results of the December 2008 FDA pulmonary-allergy drugs advisory committee meeting;

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

•                  the extent to which GSK advances (or does not advance) our product candidates through development into commercialization, which we experienced in July 2008 when GSK informed us of its intention to return to us our LAMA program that it licensed from us under the strategic alliance agreement in 2004;

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

•                  any adverse developments or results or perceived adverse developments or results with respect to our partnering efforts with our GI Motility Dysfunction program, TD-1792 or TD-4208, the LAMA product candidate that GSK has informed us it will return to us;

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

•                  publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners or our competitors;

•                  regulatory developments in the United States and foreign countries;

•                  economic and other external factors beyond our control;

•                  sales of stock by us or by our stockholders, including sales by certain of our executive officers and directors whether or not pursuant to written pre-determined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, some of which plans are currently in effect and others of which may be entered into; and

•                  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of October 31, 2008, GSK beneficially owned approximately 15.2% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 13.3% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate one member of our board of directors. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our business.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.4(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.5	Amended and Restated Bylaws (as amended by the board of directors October 22, 2008)
4.1(3)	Specimen certificate representing the common stock of the registrant
4.2(4)	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007
4.3(5)	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
10.43	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2008 New Employee Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated herein by reference to the exhibit of the same number in the Company’s amended Registration Statement on Form S-1 (No. 333-116384) filed with the SEC on July 26, 2004.

(2)	Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(3)	Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(4)	Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(5)	Incorporated herein by reference to exhibit 4.4 in the Company’s Current Report on Form 8-K filed on January 23, 2008.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

November 6, 2008	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

November 6, 2008	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.3(1)	Amended and Restated Certificate of Incorporation
3.4(2)	Certificate of Amendment of Restated Certificate of Incorporation
3.5	Amended and Restated Bylaws (as amended by the board of directors October 22, 2008)
4.1(3)	Specimen certificate representing the common stock of the registrant
4.2(4)	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007
4.3(5)	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
10.43	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2008 New Employee Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated herein by reference to the exhibit of the same number in the Company’s amended Registration Statement on Form S-1 (No. 333-116384) filed with the SEC on July 26, 2004.

(2)	Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(3)	Incorporated herein by reference to the exhibit of the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(4)	Incorporated herein by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(5)	Incorporated herein by reference to exhibit 4.4 in the Company’s Current Report on Form 8-K filed on January 23, 2008.