Form 10-K
period 2008-12-31
THERAVANCE INC
filed 2009-02-27
CIK 1080014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, $0.01 par value and Class A Common Stock, $0.01 par value) held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Market on June 30, 2008 was $465,304,392.

          On February 17, 2009, there were 53,032,759 shares of the registrant's Common Stock and 9,401,499 shares of the registrant's Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2009 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2008, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE, INC.

2008 Form 10-K Annual Report

Special Note regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. The words "anticipates," "believes," "designed," "estimates," "expects," "goal," "intends," "may," "plans," "projects," "pursuing," "will," "would" and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed below in "Risk Factors" in Item 1A, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations and we do not assume any obligation to update any forward-looking statements.

 PART I

ITEM 1.    BUSINESS

Overview

        Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Our key programs include: telavancin for the treatment of serious Gram-positive bacterial infections with Astellas Pharma Inc. (Astellas) and our Horizon program and the Bifunctional Muscarinic Antagonist-beta2 Agonist (MABA) program with GlaxoSmithKline plc (GSK). By leveraging our proprietary insight of multivalency to drug discovery focused primarily on validated targets, we are pursuing a next generation strategy designed to discover superior medicines in areas of significant unmet medical need. Our headquarters are located at 901 Gateway Boulevard, South San Francisco, California 94080. Theravance was incorporated in Delaware in November 1996 under the name Advanced Medicine, Inc. and began operations in May 1997. The Company changed its name to Theravance, Inc. in April 2002. None of our product candidates have been approved for marketing and sale and we have not received any product revenue to date.

        Our strategy focuses on the discovery, development and commercialization of medicines with superior efficacy, convenience, tolerability and/or safety. By primarily focusing on biological targets that have been clinically validated either by existing medicines or by potential medicines in late-stage clinical studies, we can leverage years of available knowledge regarding a target's activity and the animal models used to test potential medicines against such targets. We move a product candidate into development after it demonstrates the potential to be superior to existing medicines or drug candidates in animal models that we believe correlate to human clinical experience. This strategy of developing the next generation of existing medicines or potential medicines is designed to reduce technical risk and increase productivity. We believe that we can enhance the probability of successfully developing and commercializing medicines by identifying at least two structurally different product candidates, whenever practicable, in each therapeutic program. In total, our research and development expenses, including stock-based compensation expense associated with the adoption of the Financial Accounting Standards Board's Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), incurred for all of our therapeutic programs in 2008, 2007 and 2006 were $82.0 million, $155.3 million and $166.6 million, respectively.

        We have entered into collaboration arrangements with GSK and Astellas for the development and commercialization of our product candidates. In November 2002 we entered into our Horizon collaboration with GSK to develop and commercialize a once-daily, long-acting beta2 agonist (LABA) product candidate both as a single agent new medicine for the treatment of chronic obstructive pulmonary disease (COPD) and as part of a new combination medicine with an inhaled corticosteroid (ICS) for the treatment of asthma and/or a long acting muscarinic antagonist (LAMA) for COPD. In March 2004 we entered into a strategic alliance agreement with GSK under which GSK received an option to license exclusive development and commercialization rights to product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Our 2005 collaboration arrangement with Astellas covers the development and commercialization of telavancin, an investigational, bactericidal, once-daily injectable antibiotic developed by us for the treatment of Gram-positive infections, including methicillin-resistant Staphylococcus aureus (MRSA).

Our Programs

        Our drug discovery efforts are based on the principles of multivalency. Multivalency involves the simultaneous attachment of a single molecule to multiple binding sites on one or more biological targets. We have applied our expertise in multivalency to discover product candidates and lead compounds in a wide variety of therapeutic areas. We have conducted extensive research in both relevant laboratory and animal models to demonstrate that by applying the design principles of multivalency, we can achieve significantly stronger and more selective attachment of our compounds to a variety of intended biological targets. We believe that medicines that attach more strongly and selectively to their targets will be superior to many medicines by substantially improving potency, duration of action and/or safety. The table below summarizes the status of our most advanced product candidates for internal development or co-development. Prior to entering into human clinical studies, a product candidate undergoes preclinical studies which include formulation development or safety testing in animal models.

        In the table above:

  •
  Development Status indicates the most advanced stage of development that has been completed or is in process.

  •
  Phase 2 POC indicates that clinical safety testing and preliminary efficacy testing in a patient population has been successfully completed in at least one Phase 2 clinical study.

  •
  NDA Submitted indicates that a new drug application has been submitted to the FDA, but not yet accepted for filing by the FDA.

  •
  NDA Filed indicates that a new drug application has been submitted to and accepted for filing by the FDA.

Our Relationship with Astellas

2005 License, Development and Commercialization Agreement

        In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to our telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through December 31, 2008, we have received $159.0 million in upfront, milestone and other fees from Astellas and we are eligible to receive up to an additional $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world, primarily in the U.S. Additionally, certain costs related to the collaboration are reimbursable by Astellas.

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

Our Relationship with GlaxoSmithKline

Horizon Program

        In November 2002, we entered into our Horizon collaboration with GSK to develop and commercialize a LABA product candidate for the treatment of asthma and COPD. This product candidate is intended to be administered via inhalation once daily both as a single agent new medicine for COPD and as part of a new combination medicine with an ICS for asthma and in combination with an ICS and/or a LAMA for COPD. Each company contributed four LABA product candidates to the collaboration.

        In connection with the Horizon program, in 2002 we received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of our Series E preferred stock for an aggregate purchase price of $40.0 million. In addition, we were eligible to receive up to $495.0 million in development, approval, launch, and sales milestones and royalties on the sales of any product resulting from this program. Through December 31, 2008, we have received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration's resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK's ICS, fluticasone furoate (FF). Accordingly, we do not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, we are entitled to receive the same royalties on sales of medicines from the Horizon program, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward-tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

2004 Strategic Alliance

        In March 2004, we entered into our strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Pursuant to the terms of the strategic alliance agreement, we initiated three new full discovery programs between May 2004 and August 2007. These three programs are (i) our peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. GSK has the right to license product candidates from these three programs, and must exercise this right no later than sixty days subsequent to the "proof-of-concept" stage (generally defined as the successful completion of a Phase 2a clinical study showing efficacy and tolerability if the biological target for the drug has been clinically validated by an existing medicine, and successful completion of a Phase 2b clinical study showing efficacy and tolerability if the biological target for the drug has not been clinically validated by an existing medicine). Under the terms of the strategic alliance, GSK has only one opportunity to license each of our programs. Upon its decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, we are obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed our two COPD programs: LAMA and MABA. We received a $5.0 million payment from GSK in connection with its license of each of our LAMA and MABA programs in August 2004 and March 2005, respectively. We are preparing an agreement with GSK pursuant to which the LAMA program will be returned to us because the current formulation of the lead product candidate is incompatible with GSK's proprietary inhaler device. GSK has chosen not to license our bacterial infections program, our anesthesia program and our Gastrointestinal Motility Dysfunction program. There can be no assurance that GSK will license any other programs under the terms of the alliance agreement or at all, which could have an adverse effect on our business and financial condition.

        In connection with the strategic alliance with GSK, we received from GSK a payment of $20.0 million. In May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million. Through December 31, 2008, we have received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock. GSK's ownership position of our outstanding stock was approximately 15.1% as of February 17, 2009.

Development Programs

Respiratory Programs

Horizon

        In early February, we and GSK reported positive results from three, separate Phase 2b studies of GSK's inhaled corticosteroid FF in patients with mild, moderate and severe asthma. These studies were designed to assess efficacy and safety across a range of eight doses from 25 mcg to 800 mcg in over 1,800 patients, aged 12 years and older. The primary endpoint to assess efficacy was mean change from baseline in trough forced expiratory volume (FEV1) measured 24 hours after the last dose at the end of the eight-week treatment period. Once-daily FF produced statistically significant improvements in patients' lung function (trough FEV1) compared to placebo (p<0.05) in each of the three populations and at all doses, with the exception of the very lowest dose tested. The three dose-ranging studies fully characterized FF's dose-response curve, with only the lowest dose (25 mcg) showing no statistically significant difference from placebo on the primary efficacy endpoint (trough FEV1) and only the highest dose (800 mcg) being associated with a statistically significant reduction in urinary cortisol levels (a known side effect of inhaled corticosteroids). FF was well tolerated throughout the course of the eight-week treatment period across the three studies. Adverse events occurred at a similar or lower frequency than fluticasone propionate (FP) in each study, with the most common adverse event being headache. A low frequency of serious adverse events occurred on all treatments, including placebo, FP and FF, and for FF were not dose dependant.

        In December, we announced with our partner, GSK, positive results from two Phase 2b studies of the lead LABA, '444, in patients with moderate-to-severe asthma and in patients with moderate-to-severe COPD. These studies were designed to evaluate the dose response, efficacy and safety of five doses of '444 (3, 6.25, 12.5, 25 and 50 mcg) administered once daily for four weeks. In both studies, '444 demonstrated statistically significant once-daily bronchodilation versus placebo. In addition, favorable trends were seen in key secondary endpoints including time to onset of action, improvements in peak expiratory flow both in the morning and evening, and reduced use of rescue medication. '444 was well tolerated at all doses and the frequency of adverse events was comparable to placebo, with headache being the most frequently reported. In the asthma study, no serious adverse events were reported. In the COPD study, serious adverse events common in an elderly COPD population were reported with low frequency, were not seen in either of the two high-dose groups, and were not associated with beta2 agonist pharmacology. There was no clinically or statistically significant change in heart rate in either the asthma or COPD studies.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) Program

        Based on the data released in the third quarter of 2008, we and GSK plan to progress GSK961081 ('081), the lead MABA compound, into a larger Phase 2b study for the treatment of COPD later in 2009.

Bacterial Infections Program

Telavancin

        In late January 2009, we submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for telavancin for the treatment of nosocomial pneumonia (also known as hospital-acquired pneumonia, or HAP) caused by Gram-positive bacteria such as MRSA.

        On November 19, 2008, we announced that telavancin received a favorable recommendation from the Anti-Infective Drugs Advisory Committee of the FDA for the treatment of complicated skin and skin structure infections (cSSSI) caused by Gram-positive bacteria, including resistant pathogens such as MRSA. The Committee voted 21 to 5 that the data presented demonstrate the safety and effectiveness of telavancin for treatment of cSSSI. The Committee also voted 18 to 5 (with 3 abstentions) that there are specific clinical situations in which the benefits of telavancin use in pregnant women with cSSSI would outweigh the risks, and 25 to 1 that a risk management strategy is needed to prevent unintended use of telavancin in pregnant women or women of child-bearing potential. Although it is not binding, the Committee's recommendation will be considered by the FDA as it completes its review of the cSSSI NDA for telavancin. In late February 2009, we announced that we had received a complete response letter from the FDA requiring a risk evaluation and mitigation strategy (REMS), data on patients with certain renal risk factors from the cSSSI and hospital-acquired pneumonia studies, revisions to the draft label, and a safety update.

Gastrointestinal (GI) Motility Dysfunction Program

        In the fourth quarter of 2008, we completed a Phase 1 drug-drug interaction study with TD-5108, our lead compound in the program, with initial results of the study in-line with our expectations. We intend to meet with the FDA during the first half of 2009 to discuss the results of this and other studies.

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

        Leverage the extensive experience of our people.    We have an experienced senior management team with many years of experience discovering, developing and commercializing new medicines with companies such as Bristol-Myers Squibb Company, Merck & Co., Gilead Sciences and ICOS Corporation.

        Improve, expand and protect our technical capabilities.    We have created a substantial body of know-how and trade secrets in the application of our multivalent approach to drug discovery. We believe this is a significant asset that distinguishes us from our competitors. We expect to continue to make substantial investments in drug discovery using multivalency and other technologies to maintain what we believe are our competitive advantages.

Manufacturing

        We currently rely on a number of third parties, including contract manufacturing organizations and our collaborative partners, to produce our compounds. Manufacturing of compounds in our Horizon and MABA programs is handled by GSK. Additionally, GSK will be responsible for the manufacturing of any additional product candidates associated with the programs that it licenses under the strategic alliance agreement. For telavancin, we are responsible for the manufacture of active pharmaceutical ingredient (API) and drug product for the first six months of commercialization if telavancin is approved for sale by regulatory authorities. Astellas is responsible for manufacturing API and drug product for commercial sale or any further development thereafter. During a mid-2007 audit of our supplier for telavancin drug product, a district office of the FDA noted deficiencies, not specifically related to the manufacture of telavancin drug product, with the supplier's quality and laboratory systems at the plant where telavancin is manufactured. In November 2007, the supplier received a warning letter from the FDA related to these issues. In March 2008, the FDA completed an on-site inspection of our supplier that resulted in the FDA issuing a Form 483, or a record of the FDA's observations, to the supplier, and we were advised by our supplier that it submitted its response to the Form 483 in April 2008. The approvable letter that we received from the FDA in October 2007 indicated that the telavancin NDA is approvable subject to, among other things, our supplier's resolution of its cGMP compliance issues. We believe, based on communications with our supplier, that the status of our supplier has been changed by the FDA to allow products that are manufactured by our supplier to be approved. However, until final action by the FDA on our telavancin NDA, we will not know if there has been final resolution of the issues noted in its warning letter.

        We believe that we have in-house expertise to manage a network of third-party manufacturers. We believe that we will be able to continue to negotiate third party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for us to develop internal manufacturing capacity in order to commercialize our products. However, if we are unable to obtain contract manufacturing or obtain such manufacturing on commercially reasonable terms, or if manufacturing is interrupted at one of our suppliers, whether due to regulatory or other reasons, we may not be able to develop or commercialize our products as planned.

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

        Before commencing clinical studies in humans in the United States, we must submit to the FDA an Investigational New Drug application that includes, among other things, the results of preclinical studies. If the FDA accepts the Investigational New Drug submission, clinical studies are usually conducted in three phases and under FDA oversight. These phases generally include the following:

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

        The results of product development, preclinical studies and clinical studies must be submitted to the FDA as part of a new drug application, or NDA. The NDA also must contain extensive manufacturing information. NDAs for new chemical entities are subject to performance goals defined in the Prescription Drug User Fee Act (PDUFA) which suggests a goal for FDA action within 6 months for applications that are granted priority review and 10 months for applications that receive standard review. For a product candidate no active ingredient of which has been previously approved by the FDA, the FDA must either refer the product candidate to an advisory committee for review or provide in the action letter on the application for the product candidate a summary of the reasons why the product candidate was not referred to an advisory committee prior to approval. In addition, under the 2008 Food and Drug Administration Amendments Act, the FDA has authority to require submission of a formal Risk Evaluation and Management Strategy (REMS) to ensure safe use of the product. At the end of the review period, the FDA communicates an approval of the NDA or issues a complete response listing the application's deficiencies.

        Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if safety or quality issues are identified after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, enjoin violations, and institute criminal prosecution.

        If we obtain regulatory approval for a medicine, this clearance to market the product will be limited to those diseases and conditions for which the medicine is effective, as demonstrated through clinical studies and included in the medicine's labeling. Even if this regulatory approval is obtained, a marketed medicine, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the medicine or manufacturer, including costly recalls or withdrawal of the medicine from the market.

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

        Outside the United States our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. Risks similar to those associated with FDA approval described above exist with the regulatory approval processes in other countries.

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

        As of December 31, 2008, we own 140 issued United States patents and 512 granted foreign patents. In addition, we have 150 United States patent applications pending and 835 foreign patent applications pending. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds along with methods of design, synthesis, selection and use relevant to multivalency in general and to our research and development programs in particular.

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

        We have entered into a License Agreement with Janssen Pharmaceutica pursuant to which we have licensed rights under certain patents owned by Janssen covering an excipient used in the formulation of telavancin. We believe that the general and financial terms of the agreement with Janssen are ordinary course terms. Pursuant to the terms of this license agreement, we are obligated to pay royalties and milestone payments to Janssen based on any commercial sales of telavancin. Astellas has agreed to assume responsibility for these payments under the terms of our license agreement with them. The license is terminable by us upon prior written notice to Janssen or upon an uncured breach or a liquidation event of one of the parties.

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

        Telavancin.    We anticipate that, if approved, telavancin will compete with vancomycin, a generic drug that is manufactured by a variety of companies, as well as other drugs targeted at Gram-positive bacterial infections. Currently marketed products include but are not limited to daptomycin (marketed by Cubist Pharmaceuticals), linezolid (marketed by Pfizer) and tigecycline (marketed by Wyeth). In addition, NDAs for three additional compounds are currently in various stages of the review and response process with the FDA:

  •
  ceftobiprole (developed by Basilea Pharmaceuticals and to be marketed by Johnson & Johnson);

  •
  oritavancin (being developed by Targanta Therapeutics);

  •
  iclaprim (developed by Arpida); and

  •
  dalbavancin (being developed by Pfizer)..

In addition, ceftaroline (being developed by Forest Laboratories) is in late-stage development and represents potential competition for telavancin. To effectively compete with the potential competitor medicines described above, and in particular with the relatively inexpensive generic option of vancomycin, we and our partner Astellas will need to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, telavancin is preferable to vancomycin and other existing or subsequently-developed anti-infective drugs in certain clinical situations.

        Horizon Program with GSK.    We anticipate that, if approved, any product from our Horizon program with GSK will compete with a number of approved bronchodilator drugs and drug candidates under development that are designed to treat asthma and COPD. These include but are not limited to salmeterol and fluticasone (marketed by GSK), formoterol (marketed by a number of companies) and formoterol and budesonide as a combination (marketed by AstraZeneca), and tiotropium (marketed by Boehringer Ingelheim and Pfizer). Indacaterol is being developed as a single agent by Novartis and, in combination with an ICS (mometasone), jointly with Schering-Plough. In addition, indacaterol combined with a muscarinic antagonist is being developed by Novartis. New combinations of formoterol with ciclesonide, fluticasone or mometasone are being developed by Sanofi-Aventis, Abbott (with SkyePharma), and Novartis (with Schering-Plough) respectively. Boehringer-Ingelheim is developing a combination product with tiotropium and the long-acting beta agonist BI-1744 for the treatment of COPD. All of these efforts represent potential competition for any product from our Horizon program.

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

Employees

        As of December 31, 2008, we had 191 full-time employees, 139 of which were primarily engaged in research and development activities. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Risks Related to our Business

If the FDA does not approve progression of any portion of the Horizon program into Phase 3 studies based upon results from clinical studies that are either completed or currently in progress, the Horizon program will be significantly delayed, our business will be materially harmed, and the price of our securities could fall.

        In late 2008 and early 2009, we announced results from multiple Horizon program Phase 2b asthma studies and a chronic obstructive pulmonary disease (COPD) study. Any adverse developments or results or perceived adverse developments or results with respect to the Horizon program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments, include, but are not limited to:

  •
  the FDA determining that any of the Phase 2b studies failed to meet study endpoints or raised safety concerns, or that additional clinical studies are required prior to commencing Phase 3 studies;

  •
  the FDA concluding that any of the Phase 3 enabling studies or other clinical or preclinical studies currently underway raise safety or other concerns;

  •
  the FDA, after being presented with data from the Phase 2b studies as well as additional studies, requiring further evidence that either or both the long-acting beta2 agonist (LABA) and the inhaled corticosteroid (ICS) is a once-daily medication; or

  •
  any change in FDA policy or guidance regarding the use of LABAs to treat asthma or COPD.

If telavancin is not approved by regulatory agencies, including the U.S. Food and Drug Administration, our business will be adversely affected and the price of our securities could fall.

        Telavancin is the first product candidate for which we submitted a new drug application (NDA) to the U.S. Food and Drug Administration (FDA). On October 19, 2007, we received an approvable letter from the FDA indicating that our telavancin NDA for the treatment of complicated skin and skin structure infections (cSSSIs) is approvable, subject to: resolution of current good manufacturing practices (cGMP) compliance issues not specifically related to telavancin at our third-party manufacturer; and submission of revised labeling or re-analyses of clinical data or additional clinical data. Although we believe that no additional clinical studies will need to be initiated to respond to the issues raised in the approvable letter, there can be no assurance that we will be able to respond fully or adequately to the FDA's requests using currently existing clinical data, that our third-party manufacturer will successfully resolve the cGMP issues that the FDA noted, or that the FDA will approve the current telavancin NDA on the basis of existing preclinical and clinical data or at all. If we are required to undertake additional clinical trials or to identify and qualify a new contract manufacturer for telavancin, we would incur significant additional cost and regulatory action on our NDA would be materially delayed. On March 4, 2008, the FDA accepted for review our complete response to the approvable letter, which we submitted on January 21, 2008, and assigned a Prescription Drug User Fee Act (PDUFA) target date of July 21, 2008. On November 19, 2008, the FDA's Anti-Infective Drugs Advisory Committee (AIDAC) gave telavancin a favorable recommendation for the treatment of cSSSIs caused by Gram-positive bacteria, provided that an acceptable risk management program can be developed to prevent its unintended use in pregnant women and women of child-bearing potential. In late February 2009, we announced that we had received a complete response letter from the FDA requiring a risk evaluation and mitigation strategy (REMS), data on patients with certain renal risk factors from the cSSSI and hospital-acquired pneumonia studies, revisions to the draft label, and a safety update.

        On October 23, 2008, we announced that Astellas Pharma Europe B.V., a subsidiary of our telavancin partner, Astellas Pharma Inc., voluntarily withdrew the European marketing authorization application (MAA) for telavancin for the treatment of complicated skin and soft tissue infections (cSSTI) from the European Medicines Agency (EMEA) based on communications from the Committee for Medicinal Products for Human Use (CHMP) of the EMEA that the data provided were not sufficient to allow the CHMP to conclude a positive benefit-risk balance for telavancin for the sole indication of cSSTI at that time. We continue to evaluate European regulatory strategy for cSSTI with our partner, Astellas. Based on discussions with our partner, we currently expect Astellas to submit a telavancin MAA for the treatment of hospital-acquired pneumonia (HAP) later in 2009. Telavancin remains under regulatory review in Canada for the treatment of cSSSI.

        If the regulatory authorities require additional clinical data regarding telavancin, or if telavancin is ultimately approved by regulatory authorities but with labeling that materially limits the targeted patient population, our business will be harmed and the price of our securities could fall. Furthermore, although currently our third party manufacturer's cGMP issues appear to be satisfactorily resolved, there can be no assurance that this will remain the case. Any failure of that manufacturer to stay in cGMP compliance, any further delay in regulatory action on telavancin or any regulatory decision to not approve telavancin will harm our business and could cause the price of our securities to fall.

        On January 26, 2009 we submitted a NDA to the FDA for the additional indication of HAP for telavancin. Regulatory action with respect to this application could take a significant amount of time and could require that we present data from our HAP program at an AIDAC meeting, or that we undertake additional studies. Any adverse developments or perceived adverse developments with respect to our efforts to obtain approval of telavancin for the HAP indication, including a negative outcome from an AIDAC meeting, could cause the price of our securities to fall.

We commenced a workforce restructuring in April 2008 to focus our efforts on our key research and exploratory development programs and to reduce our overall cash burn rate. Even after giving effect to this restructuring, we will not have sufficient cash to fully develop and commercialize our un-partnered product candidates, and the restructuring may impact our ability to execute our business plan.

        In April 2008 we commenced a significant workforce restructuring involving the elimination of approximately 40% of our positions through layoffs from all departments throughout our organization, including senior management. Our objective with the restructuring is to reduce our overall cash burn rate and focus on our key clinical programs while maintaining core research and exploratory development capability. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key programs may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty partnering our product candidates, successfully completing research and development efforts and adequately monitoring our partners' development and commercialization efforts. In addition, we may in the future decide to restructure operations and reduce expenses further by taking such measures as additional reductions in our workforce and program spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring, or any future restructuring, we will have sufficient cash resources to allow us to fund our operations as planned.

If our product candidates, in particular telavancin and the lead compounds in the Horizon program with GSK, are determined to be unsafe or ineffective in humans, our business will be adversely affected and the price of our securities could fall.

        We have never commercialized any of our product candidates. We are uncertain whether any of our product candidates will prove effective and safe in humans or meet applicable regulatory standards.

In addition, our approach to applying our expertise in multivalency to drug discovery may not result in the creation of successful medicines. The risk of failure for our product candidates is high. For example, in late 2005, we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301, and GSK discontinued development of TD-5742, the first LAMA compound licensed from us, after completing initial Phase 1 studies. To date, the data supporting our drug discovery and development programs is derived solely from laboratory experiments, preclinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing or early clinical testing stages.

        Several well-publicized approvable and complete response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include black-box warnings and changes in approved indications over the last few years, as well as growing public and governmental scrutiny of safety issues, have created an increasingly conservative regulatory environment. The implementation of new laws and regulations may increase uncertainty regarding the approvability of a new drug. In addition, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal Risk Evaluation and Management Strategies (REMS) at the FDA's discretion. These new laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA's review and approval of product candidates, including telavancin. For example, in late February 2009 we announced that we had received a complete response letter regarding our telavancin cSSSI NDA requiring, among other things, a REMS. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, our business will fail.

With regard to all of our programs, any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical studies or regulatory obstacles product candidates may face, would harm our business and could cause the price of our securities to fall.

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

  •
  a regional disturbance where we or our collaborative partners are enrolling patients in our clinical trials, such as a pandemic, terrorist activities or war, or a natural disaster; and

  •
  varying interpretation of data by the FDA and similar foreign regulatory agencies.

If our product candidates that we develop on our own or through collaborative partners are not approved by regulatory agencies, including the FDA, we will be unable to commercialize them.

        The FDA must approve any new medicine before it can be marketed and sold in the United States. We must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. We will not obtain this approval for a product candidate unless and until the FDA approves a NDA. The processes by which regulatory approvals are obtained from the FDA to market and sell a new product are complex, require a number of years and involve the expenditure of substantial resources. In order to market our medicines in foreign jurisdictions, we must obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Conversely, failure to obtain approval in one or more jurisdictions may make approval in other jurisdictions more difficult.

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

        We have had manufactured sufficient telavancin API and drug product for the anticipated six-month commercial launch supply in the event telavancin is approved for sale by regulatory authorities. However, our telavancin drug product has a limited shelf-life. If regulatory approval of telavancin is substantially further delayed or denied by the FDA, if the FDA determines that our data is insufficient to support extended shelf life, or if information becomes available that suggests that our telavancin inventory will not be realizable, we may be required to expense a portion or all of the capitalized inventory costs and/or have additional inventory manufactured. We have a single source of supply of telavancin API and a single source of supply of telavancin drug product. During a mid-2007 audit of our supplier for telavancin drug product, a district office of the FDA noted deficiencies, not specifically related to the manufacture of telavancin drug product, with the supplier's quality and laboratory systems at the plant where telavancin is manufactured. In November 2007, the supplier received a warning letter from the FDA related to these issues. In March 2008, the FDA completed an on-site inspection of our supplier which resulted in the FDA issuing a Form 483, or a record of the FDA's observations, to the supplier. Our supplier has advised us that it submitted its response to the Form 483 in April 2008. The approvable letter that we received from the FDA in October 2007 indicated that the telavancin cSSSI NDA is approvable subject to, among other things, our supplier's resolution of its cGMP compliance issues that are not specifically related to the manufacture of telavancin. We believe, based on communications with our supplier, that the status of our supplier has been changed by the FDA to allow products that are manufactured by our supplier to be approved. However, until final action by the FDA on our telavancin NDA, we will not know if there has been final resolution of the issues noted in its warning letter. Accordingly, we are unable to predict the amount of time it will take for the supplier and the FDA to resolve these compliance issues in a formal manner, and any material further delay will harm our business and could cause the price of our securities to fall. We may begin the process of identifying and qualifying an alternative manufacturer for telavancin. This process would involve significant cost to us and could take twelve to eighteen months to complete, which could cause a material further delay to approval of our cSSSI NDA. Further, if Astellas does not accept our commercial launch supplies or is unable to arrange for the expanded commercial manufacture of telavancin, the commercial introduction of telavancin, if approved, would be adversely affected.

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

        Even if we receive regulatory approval, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. Further, if we obtain regulatory approval, a marketed medicine and its manufacturer are subject to continual review, including review and approval of the manufacturing facilities. Discovery of previously unknown problems with a medicine may result in restrictions on its permissible uses, or on the manufacturer, including withdrawal of the medicine from the market. The FDA and similar foreign regulatory authorities may also implement additional new standards, or change their interpretation and enforcement of existing standards and requirements for the manufacture, packaging or testing of products at any time. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

        We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of December 31, 2008, we had an accumulated deficit of approximately $1.0 billion.

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

        We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. In addition, under our Horizon collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to pay GSK milestone payments which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. The current lead LABA candidate, GW642444, is a GSK-discovered compound and GSK has determined to focus the collaboration's LABA development resources on the development of this compound only. If this GSK-discovered compound is advanced through regulatory approval and commercialization, we would not be entitled to receive any further milestone payments from GSK with regard to the Horizon program and we would have to pay GSK the milestones noted above. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

The global financial and economic crises have had an impact on our industry, may adversely affect our business and financial condition in ways that we currently cannot predict, and may limit our ability to raise additional funds.

        The continued credit crisis, related turmoil in the global financial system and general economic conditions have had an impact on our industry, and may adversely affect our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital or debt markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which would have an adverse effect on our ability to fund our operations as planned. In addition, many biotechnology and biopharmaceutical companies with limited funds have been unable to raise capital during this period of financial turmoil, and they are left with limited alternatives including merging with other companies or out-licensing their assets. The large number of companies in this situation has led to a sudden increase in supply of biotechnology and biopharmaceutical assets, which disadvantages companies like us that intend to partner certain of their assets.

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

        Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they may terminate our partnership with them. In either event, we may be unable to assume the development and commercialization of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. In addition, with the exception of product candidates in our Horizon program, our partners generally are not restricted from developing and commercializing their own products and product candidates that compete with those licensed from us. For example, GSK currently has at least one competing LAMA product candidate that is further advanced in development than our LAMA product candidate which it licensed from us in 2004 and intends to return to us under the terms of the strategic alliance agreement. If a partner elected to promote its own products and product candidates in preference to those licensed from us, future payments to us could be reduced and our business and financial condition would be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of the partner. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. In 2009, if the telavancin cSSSI NDA is approved by the FDA, we will need to implement its commercial launch with our partner Astellas. Preparing for and executing a launch could raise issues of potential conflict between Astellas and us which, if not resolved in a timely manner, could adversely impact the timing, strategy and success of the commercial introduction of telavancin.

        If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected. For example, under the terms of our telavancin license, development and commercialization agreement, Astellas has the right to terminate the agreement in certain circumstances, including if the telavancin cSSSI NDA is not approved by December 2008, or if the FDA has not approved telavancin NDAs for both cSSSI and HAP by December 31, 2008. Since our cSSSI NDA was not approved by the end of 2008, and since the HAP NDA was not submitted to the FDA until January 2009, Astellas now has the right to terminate our telavancin license, development and commercialization agreement. If Astellas chooses to terminate the agreement we would not be able to commercialize telavancin (if it is approved by regulatory authorities) without another partner, which could result in a delay in the commercialization of telavancin.

        In addition, while our strategic alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize certain of our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has licensed our LAMA program and our MABA program under the terms of the strategic alliance agreement and has chosen not to license our bacterial infections program, our anesthesia program and our GI Motility Dysfunction program. We are preparing an agreement with GSK pursuant to which the LAMA program will be returned to us because the current formulation of the lead product candidate is incompatible with GSK's proprietary inhaler device. There can be no assurance that GSK will license any other development program under the terms of the strategic alliance agreement, or at all. GSK's failure to license our development programs or its return of programs to us could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect both our ability to enter into collaborations for these product candidates with third parties and the price of our securities.

Our relationship with GSK may have a negative effect on our ability to enter into relationships with third parties.

        As of February 17, 2009, GSK beneficially owned approximately 15.1% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. Because GSK may license these three development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

        We have active collaborations with GSK for the Horizon and MABA programs and with Astellas for telavancin, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108, our lead GI Motility Dysfunction compound, and TD-1792, our investigational antibiotic, has successfully completed a Phase 2 proof-of-concept study, and TD-4208, our LAMA compound that GSK intends to return to us under the terms of the strategic alliance agreement, has completed a Phase 1 study. We currently intend to pursue collaboration arrangements for the development and commercialization of these compounds. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially with the effects of the global financial crisis on the biotechnology and biopharmaceutical industries driving many companies to seek to sell or license their assets, and we may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates.

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

        The FDA enforces good clinical practices and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators and trial sites. For example, in connection with the FDA's review of our telavancin NDA for the treatment of cSSSI, the FDA conducted inspections of Theravance and certain of our study sites, clinical investigators and a CRO, and the FDA's evaluation of these inspections resulted in additional inspections of study sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GCPs, the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs.

We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products before or more successfully than we do.

        Our ability to succeed in the future depends on our ability to demonstrate and maintain a competitive advantage with respect to our approach to the discovery and development of medicines. Our objective is to discover, develop and commercialize new small molecule medicines with superior efficacy, convenience, tolerability and/or safety. Because our strategy is to develop new product candidates primarily for biological targets that have been validated by existing medicines or potential medicines in late stage clinical studies, to the extent that we are able to develop medicines, they are likely to compete with existing drugs that have long histories of effective and safe use. We expect that any medicines that we commercialize with our collaborative partners will compete with existing or future market-leading medicines.

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

If we lose key management or scientific personnel, or if we fail to retain our key employees, our ability to discover and develop our product candidates will be impaired.

        We are highly dependent on principal members of our management team and scientific staff to operate our business. We have become even more dependent on existing personnel since the significant workforce restructuring that we commenced in April 2008, involving the elimination of approximately 40% of our positions through layoffs from all departments throughout our organization, including senior management. While we planned our restructuring with the purpose of focusing on our key clinical programs while maintaining core research and exploratory development capability, the restructuring has adversely affected the pace and breadth of our research and development efforts. While the remaining scientific team has expertise in many different aspects of drug discovery and exploratory development, there is less depth to the team and we are more susceptible to remaining team members voluntarily leaving employment with us. Our company is located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market remains intense. Also, when recruiting new personnel, the occurrence of our April 2008 workforce restructuring may make it more difficult to attract new personnel. None of our employees have employment commitments for any fixed period of time and may leave our employment at will.

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

Risks Related to our Alliance with GSK

GSK's ownership of a significant percentage of our stock, its right to membership on our board of directors and its ability to acquire additional shares of our stock may create conflicts of interest, and may inhibit our management's ability to continue to operate our business in the manner in which it is currently being operated.

        As of February 17, 2009, GSK beneficially owned approximately 15.1% of our outstanding capital stock, and GSK has the right to maintain its percentage ownership of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors. There are currently no GSK designated directors on our board of directors. Further, pursuant to our certificate of incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constituted a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

        In addition, GSK may make an offer to our stockholders to acquire outstanding voting stock that would bring GSK's percentage ownership of our voting stock to no greater than 60%, provided that:

  •
  the offer includes no condition as to financing;

  •
  the offer is approved by a majority of our independent directors;

  •
  the offer includes a condition that the holders of a majority of the shares of the voting stock not owned by GSK accept the offer by tendering their shares in the offer; and

  •
  that the shares purchased will be subject to the provisions of the governance agreement on the same basis as the shares of GSK's Class A common stock.

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

        We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2008, we owned 140 issued United States patents and 512 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

        The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

  •
  our or our collaborators' ability to set a price we believe is fair for our products, if approved;

  •
  our ability to generate revenues and achieve profitability; and

  •
  the availability of capital.

        Legislative proposals to reform healthcare and government insurance programs, the new Presidential administration and its focus on health care costs, along with the trend toward managed healthcare in the United States could influence the purchase of healthcare products and reduce demand and prices for our products, if approved. This could harm our or our collaborators' ability to market our potential medicines and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of probable further health care reform could significantly reduce potential revenues from the sale of any product candidates approved in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential medicines that may be approved in the future at a price acceptable to us or our collaborators.

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

General Company Related Risks

The price of our securities has been extremely volatile and may continue to be so, and purchasers of our securities could incur substantial losses.

        The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, in particular during 2008 and 2009. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

  •
  any adverse developments or perceived adverse developments with respect to our telavancin cSSSI NDA, including, without limitation, any outcome other than "approval" of our NDA by the FDA;

  •
  any adverse developments or perceived adverse developments with respect to regulatory matters concerning telavancin in any foreign jurisdiction, in particular the MAA that we expect Astellas to file with EMEA;

  •
  any delay in the commercial distribution of telavancin if approved by regulatory authorities;

  •
  any adverse developments or perceived adverse developments with respect to the FDA's review of the telavancin HAP NDA, including without limitation the FDA's issuance of a "refusal to file" letter or a request for additional information, any major amendment submitted by us, and the outcome from any AIDAC meeting regarding the HAP NDA;

  •
  any adverse developments or results or perceived adverse developments or results with respect to the Horizon or MABA programs with GSK, including delays in planned clinical studies or disagreements with regulatory agencies regarding paths for development;

  •
  any difficulties or delays encountered with regard to the regulatory path for the Horizon program;

  •
  any adverse developments in the clinical and regulatory path for our GI Motility Dysfunction program, such as an unfavorable outcome from our meeting with the FDA regarding TD-5108's compiled clinical data;

  •
  any adverse developments or perceived adverse developments in the field of LABAs, including public health advisories;

  •
  our workforce restructuring commenced in April 2008 and uncertainties or perceived uncertainties related to the restructuring, including without limitation concerns regarding our ability to successfully manage our business with a reduced workforce, our ability to retain key employees, the possibility that we will have to implement further workforce reductions, and whether we will reduce costs to the extent we anticipate;

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

  •
  any adverse developments or perceived adverse developments with respect to our relationship with Astellas, including without limitation, disagreements that may arise between us and Astellas surrounding the timing and strategy for launch of telavancin, or Astellas' termination of our telavancin license, development and commercialization agreement, which it now has the right to do;

  •
  any adverse developments or results or perceived adverse developments or results with respect to our partnering efforts with our GI Motility Dysfunction program, TD-1792 or TD-4208, the LAMA product candidate that GSK intends to return to us under the terms of the strategic alliance agreement;

  •
  announcements regarding GSK's decisions whether or not to license any of our development programs or to return to us any previously licensed program;

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

  •
  economic and other external factors beyond our control, such as the ongoing global financial crisis;

  •
  sales of stock by us or by our stockholders, including sales by certain of our employees and directors whether or not pursuant to written pre-determined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, some of which plans are currently in effect, such as plans adopted by our employees to sell shares to cover taxes due upon the quarterly vesting of restricted stock units, and other plans which may be entered into; and

  •
  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

        As of February 17, 2009, GSK beneficially owned approximately 15.1% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 13.7% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval. In addition, pursuant to our governance agreement with GSK, GSK currently has the right to nominate one member of our board of directors. For these reasons, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  None

ITEM 2.    PROPERTIES

        Our headquarters are located in South San Francisco, CA, and consist of two leased buildings of approximately 110,000 and 60,000 square feet, respectively. The leases expire in March 2012 and may be extended for two additional five-year periods. The current annual rental expense under these leases is approximately $6.3 million, subject to annual increases.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been traded on the Nasdaq Global Market under the symbol "THRX" since October 5, 2004. The following table sets forth the high and low closing prices of our common stock on a per share basis for the periods indicated and as reported on the Nasdaq Global Market:

Calendar Quarter	High	Low
2008
First Quarter	$22.21	$9.40
Second Quarter	$14.23	$11.16
Third Quarter	$16.82	$12.16
Fourth Quarter	$12.40	$5.77
2007
First Quarter	$36.74	$29.22
Second Quarter	$36.81	$28.74
Third Quarter	$33.13	$24.44
Fourth Quarter	$27.99	$19.33

        As of February 17, 2009, there were 237 stockholders of record of our common stock. There is no established public trading market for our Class A common stock, all of which is owned by GSK. We did not make any unregistered sales of equity securities during the fourth quarter of 2008.

Dividend Policy

        We currently intend to retain any future earnings to finance our research and development efforts. We have never declared or paid cash dividends and do not intend to declare or pay cash dividends on our common stock or Class A common stock in the foreseeable future.

Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	12,015,637	(1)	$16.20	(3)	2,196,916	(4)
Equity compensation plans not approved by security holders	197,626	(2)	6.31	(3)	302,374

Total	12,213,263	(1)(2)	$16.01	(3)	2,499,290	(4)

(1)
Includes 9,760,633 shares issuable upon exercise of outstanding options and 2,255,004 shares issuable upon vesting of outstanding restricted stock units.

(2)
Includes 192,250 shares issuable upon exercise of outstanding options and 5,376 shares issuable upon vesting of outstanding restricted stock units.

(3)
Does not take into account outstanding restricted stock units as these awards have no exercise price.

(4)
Includes 830,215 shares of common stock available under our Employee Stock Purchase Plan, including 550,000 shares approved by the Compensation Committee of our board of directors on December 10, 2008 and subject to stockholders' approval at the annual stockholders' meeting in April 2009.

        The Theravance, Inc. 2008 New Employee Equity Incentive Plan is a non-stockholder approved plan, which was adopted by the Board of Directors on January 29, 2008 and is intended to satisfy the requirements of Nasdaq Marketplace Rule 4350. Non-statutory options, restricted stock units, and restricted stock awards may be granted under the New Employee Equity Incentive Plan to our employees. The Board has authorized 500,000 shares of Common Stock for issuance under the New Employee Equity Incentive Plan. All option grants will have an exercise price per share of no less than 100% of the fair market value per share of Common Stock on the grant date. Each option, restricted stock unit and restricted stock award will vest in installments over the holder's period of service. Additional features of the New Employee Equity Incentive Plan are outlined in Note 11 to the Consolidated Financial Statements.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on October 5, 2004 and ending on December 31, 2008, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the AMEX Biotechnology Index, over the same period. This graph assumes the investment of $100.00 on October 5, 2004 in our common stock and $100.00 on September 30, 2004 in the Nasdaq Composite Index and the AMEX Biotechnology Index, and assumes the reinvestment of dividends, if any, although dividends have never been declared on our common stock.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

        Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings made by us under those statutes, this Stock Performance Graph section shall not be deemed filed with the United States Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

 COMPARISON OF 51 MONTH CUMULATIVE TOTAL RETURN*
Among Theravance, Inc., The NASDAQ Composite Index
And The AMEX Biotechnology Index

*
$100 invested on 10/5/04 in stock & 9/30/04 in index-including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables reflect selected consolidated summary financial data for each of the last five fiscal years and are derived from our audited financial statements. This data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue	$23,096	$22,002	$19,587	$12,054	$8,940
Operating expenses:
Research and development(1)	82,020	155,254	166,564	137,936	91,627
General and administrative(1)	28,861	35,313	32,193	23,674	23,708
Restructuring charges	5,419	—	—	—	—

Total operating expenses	116,300	190,567	198,757	161,610	115,335

Loss from operations	(93,204)	(168,565)	(179,170)	(149,556)	(106,395)
Interest and other income, net	5,242	8,661	13,319	6,687	4,326
Interest expense	(5,681)	(93)	(193)	(295)	(585)

Net loss	$(93,643)	$(159,997)	$(166,044)	$(143,164)	$(102,654)

Basic and diluted net loss per common share	$(1.53)	$(2.64)	$(2.81)	$(2.69)	$(3.08)

Shares used in computing net loss per common share(2)(3)(4)(5)	61,390	60,498	59,013	53,270	33,283

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$200,605	$129,272	$235,570	$200,009	$257,141
Working capital	166,006	78,554	147,582	118,677	231,661
Total assets	236,156	161,983	262,424	224,835	286,022
Long-term liabilities(6)	327,150	172,714	139,505	117,078	61,717
Accumulated deficit	(1,031,452)	(937,809)	(777,812)	(611,768)	(468,604)
Total stockholders' equity (net capital deficiency)	(134,949)	(66,264)	63,310	59,584	190,367

(1)
Stock-based compensation, consisting of stock-based compensation expense under SFAS 123(R), the amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, is allocated as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Research and development	$10,264	$13,133	$12,635	$3,259	$4,631
General and administrative	7,755	9,361	9,196	2,364	3,890

Total stock-based compensation	$18,019	$22,494	$21,831	$5,623	$8,521

(2)
In May 2004, all shares of convertible preferred stock were converted into common stock.

(3)
In May 2004, GSK, through an affiliate, purchased approximately 6.4 million shares of Class A common stock for $108.9 million.

(4)
On October 5, 2004, we completed its initial public offering with the sale of 7,072,500 shares of common stock. Net proceeds, after underwriters' commissions and offering expenses, totaled $102.1 million. Contemporaneously with the closing of its initial public offering, the Company sold 433,757 shares of its Class A common stock to an affiliate of GSK in a private transaction for total proceeds of $6.9 million.

(5)
In February 2006, we completed its secondary offering with the sale of 5,200,000 shares of common stock. Net proceeds, after underwriters' commission and offering expenses, totaled $139.9 million.

(6)
Long-term liabilities include the long-term portion of deferred revenue as follows (in thousands):

	2008	2007	2006	2005	2004
Deferred revenue	$152,771	$166,136	$134,383	$111,251	$56,339

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

Executive Summary

        Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Our key programs include: telavancin for the treatment of serious Gram-positive bacterial infections with Astellas and our Horizon program and the Bifunctional Muscarinic Antagonist-beta2 Agonist program with GSK. By leveraging our proprietary insight of multivalency to drug discovery focused primarily on validated targets, we are pursuing a next generation strategy designed to discover superior medicines in areas of significant unmet medical need. We commenced operations in 1997, and as of December 31, 2008, we had an accumulated deficit of $1.0 billion.

        Our clinical programs with GSK made significant progress over the past year. The lead long-acting beta2 agonist (LABA), GW642444 ('444), in our Horizon collaboration with GSK commenced a large Phase 2b study in asthma in December 2007 and in chronic obstructive pulmonary disease (COPD) in February 2008. GSK's inhaled corticosteroid (ICS), fluticasone furoate (FF), in the Horizon collaboration commenced three large Phase 2b studies in asthma in February 2008. In December 2008, we announced positive safety and efficacy results from the asthma study and the COPD study with '444, and in February 2009 we announced positive safety and efficacy results from three asthma studies with FF. These Phase 2b studies with '444 and FF enrolled a total of over 3,000 patients worldwide. Also, in July 2008, we announced positive results from a Phase 2 study in COPD with the lead inhaled bifunctional muscarinic antagonist-beta2 agonist (MABA). The demonstration of proof-of-concept in the MABA program triggered a $10.0 million milestone payment from GSK. After a challenging start early in 2008, when the U.S. Food and Drug Administration (FDA) cancelled the February 2008 Anti-Infective Drugs Advisory Committee (AIDAC) meeting, we ultimately made progress with telavancin, our investigational, bactericidal, once-daily injectable antibiotic for the treatment of Gram-positive infections such as methicillin-resistant Staphylococcus aureus (MRSA). In March 2008 the FDA accepted for review our complete response to the October 2007 New Drug Application (NDA) approvable letter for telavancin for the treatment of complicated skin and skin structure infections (cSSSIs). At the rescheduled AIDAC meeting, which occurred in November 2008, the panel voted 21 to 5 that the data presented demonstrated the safety and effectiveness of telavancin for the treatment of cSSSIs caused by Gram-positive bacteria. In late February 2009, we announced that we had received a complete response letter from the FDA requiring a risk evaluation and mitigation strategy (REMS), data on patients with certain renal risk factors from the cSSSI and hospital-acquired pneumonia studies, revisions to the draft label, and a safety update. In late January 2009, we submitted to the FDA a NDA for telavancin for the treatment of hospital-acquired pneumonia (HAP). If the NDA is accepted for filing by the FDA, it will trigger a $10.0 million milestone payment from our partner Astellas.

        In January 2008 we raised proceeds of $166.7 million, net of issuance costs, in an underwritten public offering of $172.5 million aggregate principal amount of unsecured 3% convertible subordinated notes. After completion of our Phase 3 development activities with telavancin and to reduce our overall cash burn rate, in April 2008 we commenced a restructuring of our workforce, reducing approximately 40% of our positions. We expect to incur substantial losses for at least the next several years as we continue to invest in research and development.

        Our net loss for the year ended December 31, 2008 was $93.6 million compared to $160.0 million in 2007, a decrease of $66.4 million. This decrease was primarily due to lower research and development costs. Research and development expenses for the year ended December 31, 2008 decreased to $82.0 million compared to $155.3 million in 2007. This decrease was primarily driven by lower external clinical study costs as well as lower employee related costs due to the reduction in force initiated in April 2008. Cash, cash equivalents, and short-term investments totaled $200.6 million at December 31, 2008, a decrease of $18.2 million during the fourth quarter 2008 and an increase of $73.8 million since December 31, 2007.

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

        While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical study expenses, share-based payment charges, bonus accruals, the capitalization of inventory cost and restructuring charges require us to make significant estimates, assumptions and judgments.

Revenue Recognition

        In connection with our agreements with GSK and Astellas, we recognize revenue from non-refundable, upfront fees and development milestone payments ratably over the term of our performance under the agreements. These advance payments are recorded as deferred revenue pending recognition and are classified as a short- or long-term liability on the balance sheet. When the period of deferral cannot be specifically identified from the agreement, management estimates the period based upon provisions contained within the agreement and other relevant facts. We periodically review the estimated performance period, which could impact the deferral period and, therefore, the timing and the amount of revenue recognized. Significant milestones in the development process typically include initiation or completion of various phases of clinical studies and approvals by regulatory agencies. We have made various changes to our performance periods under our agreements based upon updated product development timelines. During 2008, we revised the performance periods related to our agreement with Astellas based on the progress of regulatory review of the telavancin NDA. We do not expect that these revisions will have a material impact on the timing of revenue recognized under this agreement in future years. It is possible that future adjustments will be made if actual conditions differ from our current plan and development assumptions.

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

Fair Value of Share-based Payment Awards

        We use the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-based Payment" (SFAS 123(R)). We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method of transition. Under this method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remained unvested on the date of adoption. Share-based compensation arrangements covered by SFAS 123(R) currently include stock options granted, restricted shares issued, restricted stock unit awards (RSUs) granted and performance-contingent RSUs granted under the 2004 Equity Incentive Plan, as amended, and the 2008 New Employee Equity Incentive Plan and purchases of common stock by our employees at a discount to the market price during offering periods under our Employee Stock Purchase Plan (ESPP). The estimated fair value of stock options, restricted shares and RSUs under SFAS 123(R) is expensed on a straight-line basis over the vesting term of the grant and the fair value of performance-contingent RSUs is expensed during the term of the award when we determine that it is probable that certain performance conditions will be met. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

        In conjunction with the adoption of SFAS 123(R), we changed our method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated expense attribution method over the vesting period while the compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense for stock options and RSUs has been reduced for estimated forfeitures so that compensation expense is based on options and RSUs ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated annual forfeiture rates for stock options and RSUs are 4.0% and 3.0%, respectively, based on our historical forfeiture experience.

Bonus Accruals

        We have short- and long-term bonus programs for eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. Management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management's judgments of the likelihood of achieving the various goals, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates.

Inventory

        Inventory is stated at the lower of cost or market and is included with prepaid and other current assets. Inventory at December 31, 2008 consists of $5.6 million of commercial launch supplies of our product candidate telavancin which is currently under regulatory review. Under our 2005 License, Development and Commercialization Agreement with Astellas, we are responsible to deliver to Astellas approximately six months of first commercial sale stock (as defined) in preparation for the regulatory approval and commercialization of telavancin.

        Our inventory has limited shelf life that will be determined by the FDA after review of our manufacturing data. If the regulatory approval of telavancin is substantially further delayed or denied by the FDA, if the FDA determines that our data is insufficient to support extended shelf life, or if information becomes available that suggests that our telavancin inventory will not be realizable, we may be required to expense a portion or all of the capitalized inventory costs.

Collaboration Arrangements

2005 License, Development and Commercialization Agreement with Astellas

        In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to our telavancin collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through December 31, 2008, we have received $159.0 million in upfront, milestone and other fees from Astellas and we are eligible to receive up to an additional $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world, primarily in the U.S. We recorded the payments as deferred revenue to be amortized ratably over our estimated period of performance (development and commercialization period). We recognized $10.8 million, $10.3 million and $6.5 million in revenue under this agreement in 2008, 2007 and 2006, respectively. Additionally, certain costs related to telavancin development expenses are reimbursable by Astellas and are recorded as an offset to research and development expense. The receivable from Astellas for reimbursable costs at December 31, 2008 and 2007 were immaterial.

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

Horizon Program with GSK

        In November 2002, we entered into our Horizon collaboration with GSK to develop and commercialize a LABA product candidate for the treatment of asthma and COPD. This product candidate is intended to be administered via inhalation once daily both as a single agent new medicine for COPD and as part of a new combination medicine with an ICS for asthma and in combination with an ICS and/or a long-acting muscarinic antagonist (LAMA) for COPD. Each company contributed four LABA product candidates to the collaboration. In December 2008, we announced positive safety and efficacy results from the asthma study and the COPD study with '444, and in February 2009 we announced positive safety and efficacy results from three asthma studies with GSK's ICS, fluticasone furoate. In connection with the Horizon program, in 2002 we received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of our Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, we were eligible to receive up to $495.0 million in development, approval, launch, and sales milestones and royalties on the sales of any product resulting from this program. Through December 31, 2008, we have received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration's resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK's ICS. Accordingly, we do not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, we are entitled to receive the same royalties on sales of medicines from the Horizon program, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward-tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

        We recorded the initial cash payment and subsequent milestone payments as deferred revenue to be amortized ratably over our estimated period of performance (the product development period). Collaboration revenue from GSK was $6.8 million, $6.8 million and $7.8 million in 2008, 2007 and 2006, respectively. Additionally, certain costs related to the collaboration are reimbursable by GSK and are recorded as an offset to research and development expense. The receivable from GSK for reimbursable costs at December 31, 2008 and 2007 were immaterial.

2004 Strategic Alliance with GSK

        In March 2004, we entered into our strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Pursuant to the terms of the strategic alliance agreement, we initiated three new full discovery programs between May 2004 and August 2007. These three programs are (i) our peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. GSK has the right to license product candidates from these three programs, and must exercise this right no later than sixty days subsequent to the "proof-of-concept" stage (generally defined as the successful completion of a Phase 2a clinical study showing efficacy and tolerability if the biological target for the drug has been clinically validated by an existing medicine, and successful completion of a Phase 2b clinical study showing efficacy and tolerability if the biological target for the drug has not been clinically validated by an existing medicine). Under the terms of the strategic alliance, GSK has only one opportunity to license each of our programs. Upon its decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, we are obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed our two COPD programs: long-acting muscarinic antagonist (LAMA) and muscarinic antagonist-beta2 agonist (MABA). We received $5.0 million payments from GSK in connection with its license of each of our LAMA and MABA programs in August 2004 and March 2005, respectively. GSK has chosen not to license our bacterial infections program, our anesthesia program and our Gastrointestinal Motility Dysfunction program. There can be no assurance that GSK will license any other programs under the terms of the alliance agreement or at all, which could have an adverse effect on our business and financial condition.

        In connection with the strategic alliance with GSK, we received from GSK an upfront payment of $20.0 million. The upfront payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of our programs under the agreement, which we currently estimate to be through September 2011. In connection with the strategic alliance, we recognized $2.7 million in revenue for each of the years ended December 31, 2008, 2007 and 2006. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million.

        Through December 31, 2008, we have received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

        In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. Through December 31, 2008, we received a milestone payment from GSK of $3.0 million related to clinical progress of our candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). We recognized $0.8 million, $0.8 million and $1.0 million in revenue related to the LAMA program in 2008, 2007 and 2006, respectively. Additionally, certain costs related to the collaboration are reimbursable by GSK and are recorded as an offset to research and development expense. The receivable from GSK for reimbursable costs at December 31, 2008 and 2007 were immaterial. We are preparing an agreement with GSK pursuant to which the LAMA program will be returned to us because the current formulation of the lead product candidate is incompatible with GSK's proprietary inhaler device. As a result, we expect to recognize the remaining $4.2 million of LAMA deferred revenue in the first half of 2009.

        In March 2005, GSK exercised its right to license our MABA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through December 31, 2008, we received milestone payments from GSK of $13.0 million related to clinical progress of our candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). We recognized $2.0 million, $1.0 million and $0.9 million in revenue related to the MABA program in 2008, 2007 and 2006, respectively. Additionally, certain costs related to the collaboration are reimbursable by GSK and are recorded as an offset to research and development expense. The receivable from GSK for reimbursable costs at December 31, 2008 and 2007 were immaterial.

Results of Operations

  Revenue

	Year Ended December 31,			Change 2008/2007		Change 2007/2006
(in millions, except percentages)	2008	2007	2006	$	%	$	%
Revenue	$23.1	$22.0	$19.6	$1.1	5%	$2.4	12%

        We recognize revenue from the amortization of upfront and milestone payments from GSK related to our Horizon collaboration and strategic alliance agreements and from Astellas related to our telavancin collaboration. The table below reflects the upfront and milestone payments received from GSK under the Horizon program and strategic alliance agreements and from Astellas under the telavancin collaboration through December 31, 2008 (in millions).

Agreements/Programs	Signed Agreement/Licensed Program	Upfront, Milestone and Other Payments
GSK Collaborations
Horizon program	2002	$60.0
Strategic Alliance agreement execution	2004	20.0
Strategic Alliance—LAMA license	2004	8.0
Strategic Alliance—MABA license	2005	18.0
Astellas License agreement	2005	159.0

Total		$265.0

        Upfront fees and milestone payments received have been deferred and are being amortized ratably into revenue over the applicable estimated performance period with end dates ranging between 2011 and 2021. Revenue in 2009 is expected to be comprised of the ongoing amortization of deferred revenue that relates to the $265.0 million of upfront and milestone payments received through December 31, 2008, under our agreements with GSK and Astellas, and to any additional upfront or milestone payments earned under current or new agreements with GSK, Astellas or other partners. We periodically review the estimated performance periods of our contracts and as such, during 2008, we revised the performance periods related to our agreement with Astellas based on the progress of regulatory review of the telavancin NDA. We do not expect that this revision of the estimated performance periods will have a material impact on future revenue recognized under this agreement.

  Research & Development

        Research and development expenses, as compared to the prior years, were as follows:

	Year Ended December 31,			Change 2008/2007		Change 2007/2006
(in millions, except percentages)	2008	2007	2006	$	%	$	%
External research and development	$30.9	$68.3	$94.0	$(37.4)	(55)%	$(25.7)	(27)%
Employee-related	17.9	49.4	37.5	(31.5)	(64)%	11.9	32%
Stock-based compensation	10.3	13.1	12.6	(2.8)	(21)%	0.5	4%
Facilities, depreciation and other allocated	22.9	24.5	22.5	(1.6)	(7)%	2.0	9%

Total research and development expenses	$82.0	$155.3	$166.6	$(73.3)	(47)%	$(11.3)	(7)%

        Research and development expenses decreased in 2008 compared to 2007 primarily due to decreases in external costs and lower employee related expenses.

        External research and development costs decreased in 2008 compared to 2007 primarily due to the completion, during 2007, of our Phase 2 clinical studies for TD-5108, our lead GI Motility Dysfunction compound, and TD-1792, our investigational antibiotic and completion of our Phase 3 HAP program for telavancin. Employee-related expenses decreased in 2008 compared to 2007 primarily due to our reduction in force announced in April 2008, as well as the costs related to our long-term bonus program having been fully accrued in 2007. Stock-based compensation expenses decreased in 2008 compared to 2007 primarily due to our reduction in force announced in April 2008. Stock-based compensation expense includes expenses related to employee stock options, restricted stock unit awards (RSUs), employee stock purchase plan issuances and the value of options and RSUs issued to non-employees for services rendered. Facilities, depreciation and other allocated expenses decreased in 2008 compared to 2007 primarily due to lower supplies and facilities administration costs in 2008.

        Research and development expenses decreased in 2007 compared to 2006 primarily as a result of lower external research and development expenses, partially offset by higher employee related expenses.

        External research and development costs decreased in 2007 compared to 2006 primarily as a result of our completion of patient enrollment in our Phase 3 cSSSI studies for telavancin in 2006, partially offset by increased external research and development costs associated with our Phase 3 HAP studies for telavancin and our two Phase 2 clinical studies for TD-5108, our GI motility dysfunction compound, and TD-1792, our investigational antibiotic, in 2007. Employee-related expenses increased in 2007 compared to 2006 primarily due to higher costs related to our long-term bonus program and increased headcount to support our clinical research programs. Facilities, depreciation and other allocated expenses increased in 2007 compared to 2006 primarily due to higher supplies and material costs used to support our clinical programs, as well as higher facilities-related expenses.

        During 2007, we granted performance-contingent RSUs to certain research and development employees, the vesting of which is tied to the successful achievement of certain corporate operating milestones during 2009, as well as a requirement for continued employment through certain dates in late 2009 and early 2010. The expense associated with these performance-contingent RSUs would be recognized in increments if the achievement of the performance conditions becomes probable. The maximum potential research and development expense associated with the performance-contingent RSUs, if all of the applicable performance milestones are successfully achieved on time, was approximately $14.5 million as of December 31, 2008. No requisite performance conditions were probable as of December 31, 2008; as a result, no compensation expense related to performance-contingent RSUs has been recognized to date.

        Research and development expenses for 2009 are expected to be driven largely by employee related expenses, costs associated with our ongoing efforts to receive FDA approval for the telavancin

cSSSI and HAP NDAs, continued development efforts in our PUMA and GI Motility programs, as well as costs associated with new drug discovery programs.

        Under our agreement with Astellas, we are responsible for completion of the telavancin Phase 3 programs, publication of the results of these studies and preparation and submission of an NDA to the FDA for the cSSSI and HAP indications. We are also responsible for the manufacture of approximately six months of first commercial sale stock for launch of telavancin in the United States. The telavancin cSSSI NDA remains under regulatory review and we submitted our telavancin NDA for HAP in late January 2009. We are reliant on the efforts of third parties, including contract research organizations, consultants and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which all of these responsibilities will be completed, in particular the length of time required to complete regulatory review of both the cSSSI and the HAP NDAs and the costs associated with responding to FDA requests during its review, we anticipate that our aggregate external costs associated with our obligations with regard to telavancin described above will be towards the upper end of the range of $160.0 million to $170.0 million. In addition, if the regulatory approval of telavancin is substantially further delayed or denied by the FDA, if the FDA determines that our data is insufficient to support extended shelf life, or if information becomes available that suggests that the telavancin inventory will not be realizable, we may be required to expense a portion or all of the capitalized inventory costs and/or have additional inventory manufactured.

        We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

  General and administrative

        General and administrative expenses (in millions, except percentages):

	Year Ended December 31,			Change 2008/2007		Change 2007/2006
(in millions, except percentages)	2008	2007	2006	$	%	$	%
General and administrative	$28.9	$35.3	$32.2	$(6.4)	(18)%	$3.1	10%

        General and administrative expenses decreased in 2008 compared to 2007 primarily due to lower employee related expenses due to our reduction in force announced in April 2008.

        General and administrative expenses increased in 2007 compared to 2006 primarily due to external consulting expenses related to telavancin marketing preparations and an increase in employee-related costs.

        During 2007, we granted performance-contingent RSUs to certain general and administrative employees, the vesting of which is tied to the successful achievement of certain corporate operating milestones during 2009, as well as a requirement for continued employment through certain dates in late 2009 and early 2010. The expense associated with these performance-contingent RSUs would be recognized in increments if the achievement of the performance conditions becomes probable. The maximum potential general and administrative expense associated with the performance-contingent RSUs, if all of the applicable performance milestones are successfully achieved on time, was approximately $16.2 million as of December 31, 2008. No requisite performance conditions were probable as of December 31, 2008; as a result, no compensation expense related to performance-contingent RSUs has been recognized to date.

        We anticipate general and administrative expenses in 2009 to decrease relative to 2008 levels due to reduced employee costs primarily resulting from our reduction in force announced in April 2008.

  Restructuring charges

        In response to the completion of our Phase 3 development activities with telavancin and to reduce our overall cash burn rate, in April 2008 we announced a plan to reduce our workforce by approximately 40% through layoffs from all departments throughout our organization. For the year ended December 31, 2008, we recorded restructuring charges totaling $5.4 million. These amounts relate to severance, other termination benefits and outplacement services and include a non-cash charge of $42,000 related to the sale of equipment.

        The following table summarizes the accrual balance and utilization by cost type for the restructuring for the year ended December 31, 2008:

(in millions)	Employee Severance and Benefits
Restructuring charges accrued	$5.5
Cash payments	(4.9)
Adjustments	(0.1)

Balance as of December 31, 2008	$0.5

        The remaining accrual as of December 31, 2008 and adjustments to the accrual through December 31, 2008 are related to employee severance and related benefits. Several of our employees impacted by the plan have future service requirements extending beyond December 31, 2008. As a result, we anticipate that approximately $0.1 million of additional severance and other termination benefits will be recognized over their remaining service periods through the end of 2009. The execution of the plan is expected to be completed by the end of 2009 when the remaining accrual is expected to be paid. The remaining restructuring accrual is recorded within accrued personnel-related expenses.

        In February 2009, we entered into a sublease agreement with a third party to sublease excess space in a portion of one of our South San Francisco, CA buildings. The sublease has a 37 month term that begins March 2009. In the quarter ending March 31, 2009, we expect to record an additional restructuring charge of $1.1 million which represents the fair value of our lease payments and expenses less sublease income through March 2012.

  Interest and other income, net

	Year Ended December 31,			Change 2008/2007		Change 2007/2006
(in millions, except percentages)	2008	2007	2006	$	%	$	%
Interest and other income, net	$5.2	$8.7	$13.3	$(3.5)	(40)%	$(4.6)	35%

        Interest and other income, net, decreased in 2008 compared to 2007 and in 2007 compared to 2006 primarily due to a trend of lower interest income earned on our investments.

  Interest expense

	Year Ended December 31,			Change 2008/2007		Change 2007/2006
(in millions, except percentages)	2008	2007	2006	$	%	$	%
Interest expense	$5.7	$0.1	$0.2	$5.6	5600%	$(0.1)	(50)%

        Interest expense increased in 2008 compared to 2007 primarily due to interest expense and amortization of debt issuance costs on our convertible subordinated notes issued in January 2008.

        Interest expense decreased in 2007 compared to 2006 primarily due to declining capital lease and debt balances.

Income Taxes

        At December 31, 2008, we had net operating loss carryforwards for federal income taxes of $735.2 million and federal research and development tax credit carryforwards of $33.4 million. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. We recorded a valuation allowance to offset in full the benefit related to our deferred tax assets because realization of these benefits is uncertain.

        We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the beginning balance of our accumulated deficit.

        Since the implementation of FIN 48, we increased our unrecognized tax benefits by $9.5 million. We had unrecognized tax benefits of $33.2 million and $36.2 million as of January 1, 2008 and December 31, 2008, respectively. If we are eventually able to recognize these uncertain positions, $36.2 million of the unrecognized benefit would reduce our effective tax rate.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We conducted an analysis to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards will expire before becoming available to reduce federal and state income tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration agreements. As of December 31, 2008 and December 31, 2007, we had $200.6 million and $129.3 million, respectively, in cash, cash equivalents and marketable securities, in each case excluding $3.8 million in restricted cash that was pledged as collateral for certain of our leased facilities.

        Although we expect our net cash used in operations to be lower in 2009 compared to 2008, we expect to incur substantial expenses as we continue our discovery and development efforts, particularly to the extent we advance our product candidates into clinical studies, which are very expensive. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans, milestone forecasts and spending assumptions. We are likely to require additional capital to fund operating needs thereafter. If our current operating plans, milestone forecasts or spending assumptions change, then we may require additional funding sooner in the form of public or private equity offerings or debt financings. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all, particularly if the effects of the global financial and economic crises continue or worsen. This could leave us without adequate financial resources to fund our operations as presently conducted.

Cash Flows

	Year Ended December 31,			Change 2008/2007	Change 2007/2006
(in millions)	2008	2007	2006	$	$
Net cash used in operating activities	$(99.9)	$(104.4)	$(104.8)	$4.5	$0.4
Net cash provided (used in) investing activities	$(67.4)	$110.6	$(18.6)	$(178.0)	$129.2
Net cash provided by financing activities	$173.1	$7.8	$146.0	$165.3	$(138.2)

        Net cash used in operating activities decreased in 2008 compared to 2007 primarily due to our lower net loss for 2008, partially offset by lower milestone payments received from our collaboration partners in 2008 and higher uses of cash for other operating assets and liabilities during 2008. Net cash used in operating activities was at a similar level in 2007 compared to 2006.

        Net investing activities used cash in 2008 and provided cash in 2007. The use of cash in 2008 was primarily due to higher purchases of marketable securities as a result of investing the proceeds of our January 2008 convertible subordinated notes offering. Net investing activities provided cash in 2007 and used cash in 2006. The provision of cash in 2007 was primarily due higher proceeds from sales of marketable securities in 2007 versus the use of cash in 2006 due to higher purchases of marketable securities as a result of investing the proceeds of our February 2006 common stock offering.

        Net cash provided by financing activities increased in 2008 compared to 2007 primarily due to net proceeds of $166.7 million received from our January 2008 convertible subordinated notes offering. Net cash provided by financing activities decreased in 2007 compared to 2006 primarily due to net proceeds of approximately $139.8 million received from our February 2006 common stock offering.

Contractual Obligations and Commitments

        Our major outstanding contractual obligations relate to our convertible subordinated notes, a note payable, operating leases and outstanding purchase commitments primarily for services under contract research, development and clinical supply agreements. These contractual obligations as of December 31, 2008, are as follows:

(in millions)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Convertible subordinated notes	$5.2	$10.4	$10.4	$180.3	$206.3
Note payable	0.2	0.3	—	—	0.5
Operating leases	6.3	13.0	1.7	—	21.0
Purchase obligations	2.2	0.7	—	—	2.9

Total	$13.9	$24.4	$12.1	$180.3	$230.7

        The current annual rental expense under our combined operating leases for our Company's headquarters is approximately $6.9 million, subject to annual increases. As security for our performance under the operating leases, we have issued letters of credit totaling $3.8 million, collateralized by an equal amount of restricted cash.

        Pursuant to our Horizon collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. The current lead LABA candidate, GW642444, is a GSK-discovered compound. Based on available information, we do not estimate that any significant portion of these potential milestone payments to GSK is likely to be made in the next three years.

Recent Accounting Pronouncements

        In June 2007, the EITF ratified a consensus on EITF Issue No. 07-3 (EITF 07-3), "Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities", which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 was effective for us beginning in the first quarter of fiscal year 2008. The adoption of EITF 07-3 had no material impact on our financial position, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us beginning in the first quarter of fiscal year 2008. In February 2008, the FASB issued Statement of Financial Position No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities and is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities had no material impact on our financial position, results of operations and cash flows. We have determined that the adoption of SFAS 157 for non-financial assets and non-financial liabilities will have no material impact on our financial position, results of operations and cash flows.

        In November 2007, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-1 (EITF 07-1), "Accounting for Collaborative Arrangements", which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective for us beginning in the first quarter of fiscal year 2009. We have determined that the adoption of EITF 07-1 will have no material impact on our financial position, results of operations and cash flows.

        In June 2008, the EITF ratified a consensus on EITF Issue No. 07-5 (EITF 07-5), "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity's own stock. EITF 07-5 will be effective for fiscal years beginning after December 15, 2008. We have determined that the adoption of EITF 07-5 will have no material impact on our financial position, results of operations and cash flows.

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

        Most of our transactions are conducted in U.S. dollars, although we do conduct some preclinical and manufacture some active pharmaceutical ingredients with vendors located outside the United States. Some of these expenses are paid in U.S. dollars, and some are paid in the local foreign currency. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THERAVANCE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$92,280	$86,433
Marketable securities	108,325	40,383
Receivable from related party	287	316
Notes receivable	266	223
Prepaid and other current assets	8,803	6,732

Total current assets	209,961	134,087
Marketable securities	—	2,456
Restricted cash	3,810	3,810
Property and equipment, net	16,206	20,091
Notes receivable	1,185	1,539
Other long-term assets	4,994	—

Total assets	$236,156	$161,983

Liabilities and stockholders' (net capital deficiency)
Current liabilities:
Accounts payable	$3,277	$6,957
Accrued personnel-related expenses	8,932	11,841
Accrued clinical and development expenses	3,434	11,318
Other accrued liabilities	4,407	2,797
Current portion of note payable	117	101
Current portion of deferred revenue	23,788	22,519

Total current liabilities	43,955	55,533
Convertible subordinated notes	172,500	—
Deferred rent	1,560	2,003
Note payable	319	435
Deferred revenue	152,771	166,136
Other long-term liabilities	—	4,140
Commitments and contingencies (Notes 3, 9 and 10)
Stockholders' (net capital deficiency):
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 52,576 and 51,684 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	525	516
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at December 31, 2008 and December 31, 2007	94	94
Additional paid-in capital	895,383	870,878
Accumulated other comprehensive income	501	57
Accumulated deficit	(1,031,452)	(937,809)

Total stockholders' (net capital deficiency)	(134,949)	(66,264)

Total liabilities and stockholders' (net capital deficiency)	$236,156	$161,983

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue (includes amounts from GSK, a related party, of $12,303, $11,297 and $12,565 in 2008, 2007 and 2006, respectively)	$23,096	$22,002	$19,587
Operating expenses:
Research and development	82,020	155,254	166,564
General and administrative	28,861	35,313	32,193
Restructuring charges	5,419	—	—

Total operating expenses	116,300	190,567	198,757

Loss from operations	(93,204)	(168,565)	(179,170)
Interest and other income, net	5,242	8,661	13,319
Interest expense	(5,681)	(93)	(193)

Net loss	$(93,643)	$(159,997)	$(166,044)

Basic and diluted net loss per common share	$(1.53)	$(2.64)	$(2.81)

Shares used in computing net loss per common share	61,390	60,498	59,013

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

Consolidated Statements of Stockholders' Equity (net capital deficiency)

(in thousands)

	Common Stock		Class A Common Stock			Notes Receivable from Stockholders		Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Net Capital Deficiency)
					Additional Paid-In Capital		Deferred Stock-Based Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	44,475	$444	9,402	$94	$676,299	$(17)	$(4,965)	$(503)	$(611,768)	$59,584

Common stock issuances from employee stock option and purchase plans, net of repurchases and early exercised stock vested	1,071	11	—	—	7,522	—	—	—	—	7,533
Issuance of common stock for cash in secondary stock offering, net of expenses of $100	5,200	52	—	—	139,811	—	—	—	—	139,863
FAS 123(R) employee stock-based compensation	—	—	—	—	19,433	—	—	—	—	19,433
Forgiveness and repayments of notes receivable	—	—	—	—	—	14	—	—	—	14
Stock-based compensation related to grants of stock options to nonemployees	—	—	—	—	2,104	—	—	—	—	2,104
Amortization of deferred stock-based compensation	—	—	—	—	294	—	—	—	—	294
Reversal of deferred stock-based compensation	—	—	—	—	(4,965)	—	4,965	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(166,044)	(166,044)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	529	—	529

Total comprehensive loss										(165,515)

Balance at December 31, 2006	50,746	507	9,402	94	840,498	(3)	—	26	(777,812)	63,310

Common stock issuances from employee stock option and purchase plans, net of repurchases, restricted stock awards and early exercised stock vested	938	9	—	—	7,924	—	—	—	—	7,933
FAS 123(R) employee stock-based compensation	—	—	—	—	22,494	—	—	—	—	22,494
Forgiveness and repayments of notes receivable	—	—	—	—	(38)	3	—	—	—	(35)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(159,997)	(159,997)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	31	—	31

Total comprehensive loss										(159,966)

Balance at December 31, 2007	51,684	516	9,402	94	870,878	—	—	57	(937,809)	(66,264)

Common stock issuances from employee stock option and purchase plans, net of repurchases, restricted stock awards and early exercised stock vested	892	9	—	—	6,485	—	—	—	—	6,494
FAS 123(R) employee stock-based compensation	—	—	—	—	18,019	—	—	—	—	18,019
Forgiveness and repayments of notes receivable	—	—	—	—	1	—	—	—	—	1
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(93,643)	(93,643)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	444	—	444

Total comprehensive loss										(93,199)

Balance at December 31, 2008	52,576	$525	9,402	$94	$895,383	$—	$—	$501	$(1,031,452)	$(134,949)

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(93,643)	$(159,997)	$(166,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,962	4,058	4,198
Stock-based compensation	18,019	22,494	21,831
Other-than-temporary impairment loss on marketable securities	20	1,140	—
Loss on sale of equipment	42	—	—
Forgiveness of notes receivable	15	3	53
Changes in operating assets and liabilities:
Receivables, prepaid and other assets	(3,523)	(787)	721
Accounts payable and accrued liabilities	(8,217)	(11,383)	7,203
Accrued personnel-related expenses	(2,908)	3,525	2,275
Deferred rent	(443)	(295)	(240)
Deferred revenue	(12,096)	34,999	25,411
Other liabilities	(4,139)	1,871	(199)

Net cash used in operating activities	(99,911)	(104,372)	(104,791)

Cash flows from investing activities
Purchases of property and equipment	(1,031)	(9,818)	(5,708)
Purchases of marketable securities	(371,625)	(93,329)	(190,974)
Maturities of marketable securities	286,177	121,804	124,715
Proceeds from sales of marketable securities	18,729	90,760	53,828
Proceeds from sale of equipment	103	—	—
Restricted cash and cash equivalents	—	50	—
Additions to notes receivable	(100)	(250)	(850)
Decrease in notes receivable	381	1,375	407

Net cash provided by (used in) investing activities	(67,366)	110,592	(18,582)

Cash flows from financing activities
Payments on notes payable and capital leases	(101)	(88)	(1,250)
Net proceeds from issuances of common stock	6,493	7,913	147,224
Net proceeds from issuance of convertible subordinated notes	166,732	—	—

Net cash provided by financing activities	173,124	7,825	145,974

Net increase in cash and cash equivalents	5,847	14,045	22,601
Cash and cash equivalents at beginning of period	86,433	72,388	49,787

Cash and cash equivalents at end of period	$92,280	$86,433	$72,388

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$2,535	$86	$193

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

        Theravance, Inc. (the Company or Theravance) is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. The Company's key programs include: telavancin for the treatment of serious Gram-positive bacterial infections with Astellas Pharma Inc. (Astellas) and the Company's Horizon program and the Bifunctional Muscarinic Antagonist-beta2 Agonist (MABA) program with GlaxoSmithKline plc (GSK). By leveraging the Company's proprietary insight of multivalency to drug discovery focused primarily on validated targets, Theravance is pursuing a next generation strategy designed to discover superior medicines in areas of significant unmet medical need. None of the Company's product candidates have been approved by regulatory agencies and the Company has not received any product revenue to date. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

        Under certain lease agreements and letters of credit, the Company has used cash and cash equivalents as collateral. There was $3.8 million of restricted cash related to such agreements at December 31, 2008 and 2007.

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

Fair Value of Financial Instruments

        Financial instruments include cash and cash equivalents, marketable securities, receivables from related party, accounts payable, accrued liabilities and convertible subordinated notes. Marketable securities are carried at fair value. Cash and cash equivalents, receivables from related party, accounts payable and accrued liabilities are carried at cost. The Company believes cost approximates fair value due to the relatively short maturities of these instruments.

Inventory

        Inventory is stated at the lower of cost or market and is included with prepaid and other current assets. Inventory consists of $5.6 million and $4.4 million as of December 2008 and 2007, respectively, of commercial launch supplies of the Company's product candidate telavancin which is currently under regulatory review. Under the Company's 2005 License, Development and Commercialization Agreement with Astellas, the Company is responsible to deliver to Astellas approximately six months of first commercial sale stock (as defined) in preparation for the regulatory approval and commercialization of telavancin.

        If the regulatory approval of telavancin is substantially further delayed or denied by the FDA, if the FDA determines that the Company's data is insufficient to support extended shelf life, or if information becomes available that suggests that the telavancin inventory will not be realizable, it may be required to expense a portion or all of the capitalized inventory costs.

Revenue Recognition

        The Company recognizes revenue in accordance with the criteria outlined in Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", as amended by SAB 104 and Emerging Issues Task Force (EITF) Issue 00-21 "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). Under EITF 00-21, the Company has determined that the deliverables under its various collaboration agreements do not meet the criteria required for separate accounting units for the purposes of revenue recognition.

        In connection with the Company's agreements with GSK and Astellas, the Company recognizes revenue from non-refundable, upfront fees and development milestone payments ratably over the term of its performance under the agreements. These upfront or milestone payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the balance sheet to be amortized over the period of deferral. Deferred revenue

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

that is classified as short-term or long-term liabilities is amortized to revenue and is not settled with cash. When the period of deferral cannot be specifically identified from the agreement, management estimates the period based upon the terms of the agreement and other relevant facts. The Company periodically reviews the estimated performance periods of its contracts based on the progress of its programs. During 2008, the Company revised the performance period related to the Company's agreement with Astellas based on the progress of regulatory review of the telavancin NDA. The Company expects that the revision of the performance period under this agreement will not have a material impact on the timing of revenue recognized in future years. In addition, the Company has been reimbursed by GSK and Astellas for certain external development costs under their respective collaboration agreements. Such reimbursements have been reflected as a reduction of research and development expense and not as revenue.

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

Concentration of Credit Risks and Other Uncertainties

        The Company invests in a variety of financial instruments and, by its policy, limits the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government.

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

        Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees are incurred in the ordinary course of business, and were $0.4 million, $0.6 million and $0.5 million the years ended December 31, 2008, 2007 and 2006, respectively.

Notes Receivable

        The Company has provided loans to its officers and employees primarily to assist them with the purchase of a primary residence, which collateralizes the resulting loans. Interest receivable related to the loans was $10,000 and $26,000 at December 31, 2008 and 2007, respectively, and is included in other current assets. The Company accrues interest on the loans at rates ranging up to 8%. The outstanding loans have maturity dates ranging from March 2009 through January 2013.

Bonus Accruals

        The Company has short- and long-term bonus programs for eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company's management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management's judgments of the likelihood of achieving the various goals, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. The $3.7 million remaining to be paid under the long-term bonus program, which was fully accrued as of December 31, 2007 is scheduled to be paid to eligible employees in December 2009. Bonus expense for the Company's short-term bonus program was $2.9 million, $4.9 million and $5.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Deferred Rent

        Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company occupies. Rent expense is being recognized ratably over the life of the leases. Because the Company's operating leases provide for rent increases over the terms of the leases, average annual rent expense during the first 5.5 years of the leases exceeded the Company's actual cash rent payments.

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain research and development activities on behalf of the Company, net of certain external development costs reimbursed by GSK and Astellas.

Preclinical Study and Clinical Study Expenses

        Most of the Company's preclinical studies and all of its clinical studies have been performed by third-party contract research organizations (CROs). Some CROs bill monthly for services performed, while others bill based upon milestones achieved. The Company reviews the activities performed under the significant contracts each quarter. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical study expenses, the significant factors used in estimating accruals include the number of patients enrolled and percentage of work completed to date. Vendor confirmations are obtained for contracts with longer duration when necessary to validate the Company's estimate of expenses. The Company's estimates are highly dependent upon the timeliness and accuracy of the data provided by its CROs regarding the status of each program and total program spending and adjustments are made when deemed necessary.

Fair Value of Share-based Payment Awards

        The Company uses the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) Statement No. 123(R), "Share-based Payment" (SFAS 123(R)). The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method of transition. Under this method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remained unvested on the date of adoption. Share-based compensation arrangements covered by SFAS 123(R) currently include stock options granted, restricted shares issued, restricted stock unit awards (RSUs) granted and performance-contingent RSUs granted under the 2004 Equity Incentive Plan, as amended, and the 2008 New Employee Equity Incentive Plan and purchases of common stock by the Company's employees at a discount to the market price during offering periods under the Company's Employee Stock Purchase Plan (ESPP). The estimated fair value of stock options, restricted shares and RSUs is expensed on a straight-line basis over the expected term of the grant and the fair value of performance-contingent RSUs is expensed during the term of the award when the Company determines that it is probable that certain performance milestones will be met. Compensation expense

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

        In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method over the vesting period while the compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense for stock options and RSUs has been reduced for estimated forfeitures so that compensation expense is based on options ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated annual forfeiture rates for stock options and RSUs which are based on its historical forfeiture experience is 4.0% and 3.0%, respectively. The effect of the reduction in force announced in April 2008 was excluded from the Company's estimated forfeiture rate as it was deemed to be a deviation from historical trends.

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

Comprehensive Income or Loss

        Comprehensive income or loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of changes in unrealized gains and losses on the Company's available-for-sale securities. Comprehensive income or loss for the years ended December 31, 2008, 2007 and 2006 has been presented in the Company's Consolidated Statements of Stockholders' Equity (net capital deficiency).

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In February 2008, the FASB issued Statement of Financial Position No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities and is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and has determined that the adoption had no material impact on its financial position, results of operations and cash flows.

        In November 2007, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-1 (EITF 07-1), "Accounting for Collaborative Arrangements", which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company has determined that the adoption of EITF 07-1 will have no material impact on its financial position, results of operations and cash flows.

        In June 2008, the EITF ratified a consensus on EITF Issue No. 07-5 (EITF 07-5), "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity's own stock. EITF 07-5 will be effective for fiscal years beginning after December 15, 2008. The Company has determined that the adoption of EITF 07-5 will have no material impact on its financial position, results of operations and cash flows.

2. Net Loss per Share

        Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase, plus dilutive potential common shares and shares subject to repurchase. At December 31, 2008, potential common shares consist of approximately 9,953,000 shares issuable upon the exercise of stock options, approximately 1,002,000 shares issuable under performance-contingent restricted stock unit awards and approximately 1,259,000 shares issuable under restricted stock unit awards. At December 31, 2007, potential common shares consist of approximately 11,436,000 shares issuable upon the exercise of stock options, and approximately 2,045,000 shares issuable under performance-contingent restricted stock unit awards. At December 31, 2006, potential common shares consist of approximately 10,389,000 shares issuable upon the exercise of stock options and 18,000 shares issuable upon the exercise of a warrant. The outstanding warrant subsequently expired on October 5, 2007 without being exercised and as a result

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Net Loss per Share (Continued)

no stock was issued under the warrant. Diluted EPS is identical to Basic EPS for all periods presented since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except for per share data)
Basic and diluted:
Net loss	$(93,643)	$(159,997)	$(166,044)

Weighted average shares of common stock outstanding	61,466	60,642	59,187
Less: weighted average shares subject to repurchase	(76)	(144)	(174)

Weighted average shares used in computing basic and diluted net loss per common share	61,390	60,498	59,013

Basic and diluted net loss per common share	$(1.53)	$(2.64)	$(2.81)

3. Collaboration Agreements

2005 License, Development and Commercialization Agreement with Astellas

        In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through December 31, 2008, the Company has received $159.0 million in upfront, milestone and other fees from Astellas and the Company is eligible to receive up to an additional $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world, primarily in the U.S. The Company recorded the payments as deferred revenue to be amortized ratably over its estimated period of performance (development and commercialization period). The Company recognized $10.8 million, $10.3 million and $6.5 million in revenue under this agreement in 2008, 2007 and 2006, respectively. Additionally, certain costs related to telavancin development expenses are reimbursable by Astellas and are recorded as an offset to research and development expense. The receivable from Astellas for reimbursable costs at December 31, 2008 and 2007 were immaterial.

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

Horizon Program with GSK

        In November 2002, the Company entered into its Horizon collaboration with GSK to develop and commercialize a long-acting beta2 agonist (LABA) product candidate both as a single agent new medicine for the treatment of chronic obstructive pulmonary disease (COPD) and as part of a new combination medicine with an inhaled corticosteroid (ICS) for the treatment of asthma and/or a long-acting muscarinic antagonist (LAMA) for COPD.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaboration Agreements (Continued)

        In connection with the Horizon program, in 2002 the Company received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of the Company's Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, the Company was eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through December 31, 2008, the Company has received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration's resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK's ICS, fluticasone furoate. Accordingly, the Company does not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, the Company would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, the Company is entitled to receive the same royalties on sales of medicines from the Horizon program, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward-tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

        The Company recorded the initial cash payment and subsequent milestone payments as deferred revenue to be amortized ratably over its estimated period of performance (the product development period). Collaboration revenue from GSK was $6.8 million, $6.8 million and $7.8 million in 2008, 2007 and 2006, respectively. Additionally, certain costs related to the collaboration are reimbursable by GSK and are recorded as an offset to research and development expense. The receivable from GSK for reimbursable costs at December 31, 2008 and 2007 were immaterial.

2004 Strategic Alliance with GSK

        In March 2004, the Company entered into its strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of the Company's full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Under the terms of the strategic alliance, GSK has only one opportunity to license each of the Company's programs. Upon GSK's decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with the Company's strategy, it is obligated at its sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, the Company is entitled to

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaboration Agreements (Continued)

receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of its compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that the Company receives, the total upfront and milestone payments that it could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, the Company retains all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed the Company's two COPD programs: long-acting muscarinic antagonist (LAMA) and muscarinic antagonist-beta2 agonist (MABA). The Company received $5.0 million payments from GSK in connection with its license of each of the Company's LAMA and MABA programs in August 2004 and March 2005, respectively. The Company is preparing an agreement with GSK pursuant to which the LAMA program will be returned to the Company because the current formulation of the lead product candidate is incompatible with GSK's proprietary inhaler device. GSK has chosen not to license the Company's bacterial infections program, anesthesia program or Gastrointestinal Motility Dysfunction program.

        In connection with the strategic alliance with GSK, the Company received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of the Company's programs under the agreement, which it currently estimates to be through September 2011. In connection with the strategic alliance, the Company recognized $2.7 million in revenue for each of the years ended December 31, 2008, 2007 and 2006. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of the Company's Class A common stock for an aggregate purchase price of $108.9 million.

        Through December 31, 2008, the Company has received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of the Company's initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million. GSK's ownership position of the Company's outstanding stock was approximately 15.2% as of December 31, 2008.

        In August 2004, GSK exercised its right to license the Company's LAMA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of the Company's LAMA program. Through December 31, 2008, the Company received a milestone payment from GSK of $3.0 million related to clinical progress of the Company's product candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). The Company recognized $0.8 million, $0.8 million and $1.0 million in revenue related to the LAMA program in 2008, 2007 and 2006, respectively. Additionally, certain costs related to the collaboration are reimbursable by GSK and are recorded as an offset to research and development expense. The receivable from GSK for reimbursable costs at December 31, 2008 and 2007 were immaterial.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaboration Agreements (Continued)

        In March 2005, GSK exercised its right to license the Company's MABA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company's MABA program. Through December 31, 2008, the Company received milestone payments from GSK of $13.0 million related to clinical progress of its candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). The Company recognized $2.0 million, $1.0 million and $0.9 million in revenue related to the MABA program in 2008, 2007 and 2006, respectively. Additionally, certain costs related to the collaboration are reimbursable by GSK and are recorded as an offset to research and development expense. The receivable from GSK for reimbursable costs at December 31, 2008 and 2007 were immaterial.

4. Marketable Securities

        The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company's cash, cash equivalents, marketable securities and restricted cash at December 31, 2008 and December 31, 2007:

	December 31, 2008				December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$39,483	$149	$—	$39,632	$—	$—	$—	$—
U.S. government agencies	28,785	284	—	29,069	74,161	39	—	74,200
U.S. corporate notes	19,635	55	(13)	19,677	21,489	20	(2)	21,507
U.S. commercial paper	24,916	26	—	24,942	24,836	—	—	24,836
Certificates of deposit	60	—	—	60	60	—	—	60
Money market funds	91,035	—	—	91,035	12,479	—	—	12,479

Total	203,914	514	(13)	204,415	133,025	59	(2)	133,082
Less amounts classified as cash and cash equivalents	(92,280)	—	—	(92,280)	(86,433)	—	—	(86,433)
Less amounts classified as restricted cash	(3,810)	—	—	(3,810)	(3,810)	—	—	(3,810)

Amounts classified as marketable securities	$107,824	$514	$(13)	$108,325	$42,782	$59	$(2)	$42,839

        The estimated fair value amounts have been determined by the Company using available market information. At December 31, 2008, 100% of marketable securities have contractual maturities within twelve months. Average duration of marketable securities was approximately six months at December 31, 2008.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Marketable Securities (Continued)

        The following table provides the net realized gains (losses) on marketable securities for the periods presented:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Realized gains	$28	$224	$298
Realized losses	(20)	(1,188)	(14)

Net realized gains (losses)	$8	$(964)	$284

        In the year ended December 31, 2008, the Company realized $18,000 in gains and no losses that were previously classified as unrealized gains and losses in accumulated other comprehensive income at December 31, 2007.

        In the year ended December 31, 2007, the Company realized $67,000 in gains and $11,000 in losses that were previously classified as unrealized gains and losses in accumulated other comprehensive income at December 31, 2006.

        The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2008:

	In loss position for less than 12 months		In loss position for more than 12 months		Total
(in thousands)	Fair Value	Gross Unrealized losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$4,999	$(13)	$—	$—	$4,999	$(13)

        The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2008 are temporary in nature.

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

        SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company's market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

        Level 1 Inputs—Quoted prices for identical instruments in active markets.

        Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value Measurements (Continued)

        Level 3 Inputs—Unobservable inputs and little, if any, market activity for the assets.

        The fair value of these financial assets was determined using the following inputs at December 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$39,632	$—	$—	$39,632
U.S. government agency securities	28,103	966	—	29,069
U.S. corporate notes	9,712	9,965	—	19,677
U.S. commercial paper	—	24,942	—	24,942
Certificates of deposit	60	—	—	60
Money market funds	91,035	—	—	91,035

Total	$168,542	$35,873	$—	$204,415

        SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis.

6. Property and Equipment

        Property and equipment consists of the following:

	December 31,
(in thousands)	2008	2007
Computer equipment	$3,194	$3,407
Software	4,546	4,518
Furniture and fixtures	3,423	3,423
Laboratory equipment	26,621	27,028
Leasehold improvements	15,381	15,107

	53,165	53,483
Less accumulated depreciation and amortization	(36,959)	(33,392)

Property and equipment, net	$16,206	$20,091

        Depreciation expense was $4.5 million, $4.1 million and $4.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The change in accumulated depreciation is net of asset retirements.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Obligations

        Long-term obligations are as follows:

	December 31,
(in thousands)	2008	2007
Convertible subordinated notes	$172,500	$—
Note payable to lessor	436	536

        On January 23, 2008, the Company closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes which will mature on January 15, 2015. The financing raised proceeds, net of issuance costs, of $166.7 million. The notes bear interest at the rate of 3.0% per year, which is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The notes are convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share. The debt issuance costs, which are included in other long-term assets, are being amortized on a straight-line basis over the life of the notes. Unamortized debt issuance costs totaled $5.0 million as of December 31, 2008.

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

        In connection with the Company's lease agreement for its 60,000 square foot facility in South San Francisco, California (see Note 9), the Company received approximately $0.9 million in July 2002 under a tenant improvement loan from the lessor, which is payable in monthly installments through 2012, bears interest at 14.5% per annum and is secured by the underlying leasehold improvements.

        The aggregate maturities of the note payable for each of the remaining four years are as follows: $0.1 million in 2009, $0.1 million in 2010, $0.2 million in 2011 and $42,000 in 2012.

8. Restructuring charges

        In April 2008 the Company announced a plan to reduce its workforce by approximately 40%. For the year ended December 31, 2008, the Company recorded restructuring charges totaling $5.4 million. These amounts relate to severance, other termination benefits and outplacement services and include a loss of $42,000 related to the sale of equipment.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Restructuring charges (Continued)

        The following table summarizes the accrual balance and utilization by cost type for the restructuring for the year ended December 31, 2008:

(in thousands)	Employee Severance and Benefits
Restructuring charges accrued	$5,533
Cash payments	(4,874)
Adjustments	(157)

Balance as of December 31, 2008	$502

        The remaining accrual as of December 31, 2008 and adjustments to the accrual through December 31, 2008 are related to employee severance and related benefits. Several employees impacted by the plan have future service requirements extending beyond December 31, 2008. As a result, the Company anticipates that approximately $0.1 million of additional severance and other termination benefits will be recognized over the remaining service periods through the end of 2009. The execution of the plan is expected to be completed by the end of 2009 when the remaining accrual is expected to be paid. The remaining restructuring accrual is recorded within accrued personnel-related expenses.

9. Operating Leases and Subleases

        The Company leases an 110,000 square foot facility and an adjacent 60,000 square foot facility in South San Francisco, California. Both of the leases expire in 2012 and have two renewal options of five years each. As security for performance of its future obligations under these leases, the Company has letters of credit for an aggregate $3.8 million, collateralized by an equal amount of restricted cash. If the Company's unrestricted cash and marketable securities balance is less than $50.0 million during the terms of the leases, then the letters of credit must be increased by an aggregate of $1.0 million.

        At December 31, 2008, the Company's future minimum commitments under noncancelable operating leases, net of sublease income, are as follows:

(in thousands)	Minimum Lease Commitments
Year ending December 31:
2009	$6,278
2010	6,435
2011	6,596
2012	1,659

Total	$20,968

        Expenses and income associated with operating leases were as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Rent expense	$6,873	$6,958	$6,756
Sublease income, net	—	(128)	(305)

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies

Guarantees and Indemnifications

        The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, the Company is unable to estimate the potential exposure related to these indemnification agreements. The Company accrues for such contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". The Company has not recognized any liabilities relating to these agreements as of December 31, 2008.

Purchase Obligations

        At December 31, 2008, the Company had outstanding purchase obligations on commercially reasonable terms, primarily for services under contract research, development and clinical supply agreements totaling $2.9 million.

11. Stock-Based Compensation

Determining Fair Value of Stock-Based Compensation

        Under SFAS 123(R), the Company elected to continue to use the Black-Scholes valuation model for share-based payment awards granted. The Company's determination of the fair value of share-based payment awards on the grant date using the Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the award. As the Company has been operating as a public company for a period of time that is shorter than its estimated expected option life, the Company is unable to use actual price volatility or option life data as input assumptions within its Black-Scholes valuation model when determining the fair value of its stock options. As a result, the Company is continuing to use the "simplified" method as described in Staff Accounting Bulletin No. 107 relating to SFAS 123(R) for expected option life and peer company price volatility. Both of these assumptions have resulted in Black-Scholes inputs that are higher than actual results to date. The result of this is an increase in the value of estimated stock-based compensation reflected in the Company's consolidated statements of operations.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

        The weighted-average assumptions used to value employee stock-based compensation for stock options granted and employee stock purchase plan issuances were as follows:

	Year Ended December 31,
	2008	2007	2006
Employee stock options
Risk-free interest rate	1.50% - 3.50%	3.48% - 5.03%	4.56% - 5.16%
Expected life (in years)	6	5 - 6	5 - 6
Volatility	0.49 - 0.57	0.46 - 0.49	0.48 - 0.51
Dividend yield	—%	—%	—%
Weighted average estimated fair value of stock options granted	$6.19	$16.47	$15.65
Employee stock purchase plan issuances
Risk-free interest rate	0.25% - 2.80%	3.23% - 4.98%	4.70% - 5.08%
Expected life (in years)	0.5 - 2	0.5 - 2	0.5 - 2
Volatility	0.45 - 0.92	0.26 - 0.41	0.24 - 0.38
Dividend yield	—%	—%	—%
Weighted average estimated fair value of ESPP issuances	$4.10	$8.17	$8.73

        Total stock-based compensation expense recognized for the year ended December 31, 2008 was $18.0 million, which consisted of $16.9 million related to employee stock awards and employee stock purchases, $0.6 million related to the value of options and RSUs issued to non-employees for services rendered and $0.5 million related to the value of shares of restricted stock. As of December 31, 2008, there was $21.1 million and $14.1 million of total unrecognized compensation cost related to unvested stock options and RSUs, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.34 years and 3.29 years for stock options and RSUs, respectively. Total stock-based compensation expense recognized for the year ended December 31, 2007 was $22.5 million, which consisted of $21.8 million related to employee stock awards and employee stock purchases, $0.3 million related to the value of options issued to non-employees for services rendered and $0.4 million related to the value of shares of restricted stock. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company's net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

        The following table discloses the allocation of stock-based compensation expense included in the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Research and development	$10,264	$13,133	$12,635
General and administrative	7,755	9,361	9,196

Total stock-based compensation expense	$18,019	$22,494	$21,831

        The Company does not currently pay dividends and does not intend to declare or pay cash dividends on its common stock in the foreseeable future.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

Equity Incentive Plans

        The Company issues stock options, restricted stock awards and RSUs under the 2004 Equity Incentive Plan (which includes shares remaining available for issuance under the Company's 1997 Stock Option Plan and Long-Term Stock Option Plan), as amended (the 2004 Plan) and the 2008 New Employee Equity Incentive Plan (the 2008 Plan).

2008 New Employee Equity Incentive Plan

        In January 2008, the Company adopted the 2008 Plan and reserved 500,000 shares of common stock for issuance under the 2008 Plan. The 2008 Plan provides for the granting of non-qualified stock options, restricted stock awards and RSUs to newly hired employees. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years. During the year ended December 31, 2008, the Company granted stock options to purchase 192,250 shares at a weighted average stock price of $6.31 and granted 5,376 RSUs with a weighted-average fair value of $6.15 per share under the 2008 Plan. As of December 31, 2008, total shares remaining available for issuance under the 2008 Plan were 302,374.

2004 Equity Incentive Plan

        The 2004 Plan provides for the granting of stock options, restricted stock awards, stock appreciation rights and RSUs to employees, officers, directors and consultants of the Company. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years. During the years ended December 31, 2008, 2007 and 2006, the Company granted stock options to purchase 191,500, 2,127,256 and 1,645,699 shares, respectively, at weighted average stock prices of $18.08, $32.06 and $28.74, respectively, under the 2004 Plan. During the year ended December 31, 2008, the Company granted 1,042,113 RSUs with a weighted-average fair value of $16.33 per share under the 2004 Plan. As of December 31, 2008, total shares remaining available for issuance under the 2004 Plan were 1,366,701.

        During the years ended December 31, 2008 and 2007, the Company granted 113,636 and 2,061,206 performance-contingent RSUs, respectively, to employees. These performance-contingent RSUs have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones during 2009, as well as a requirement for continued employment through 2009 and 2010. The issuance of shares underlying the RSUs would occur, if at all, during 2009 and 2010. Expense associated with RSUs will be recognized, if at all, during 2009, depending on the probability of meeting the performance milestones. In early 2008, the Compensation Committee of the Company's Board of Directors approved management's recommendation to modify certain performance milestones and cancel 25% of the performance-contingent RSUs granted to senior management in 2007. In addition, in July 2008, the Compensation Committee amended the performance-contingent RSUs held by non-executive employees such that half of the RSUs, or 465,819 RSUs with a revised fair value of $12.16 per share, will vest over time and the other half will remain subject to certain performance targets. After these amendments and cancellations for terminated employees, the total remaining outstanding performance-contingent RSUs is 1,001,596 and the maximum potential expense associated with these RSUs could be up to approximately $30.7 million (allocated as $14.5 million for research

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

and development expense and $16.2 million for general and administrative expense) if all of the milestones are successfully achieved on time. The total intrinsic value of performance-contingent RSUs at December 31, 2008 and 2007 was $12.4 million and $39.9 million, respectively. The total intrinsic value of RSUs that vest over time at December 31, 2008 was $15.6 million. As of December 31, 2008, the Company had determined that none of the requisite performance milestones were probable and as a result, no compensation expense has been recognized. As vesting of the performance-contingent RSUs is dependent upon the successful achievement of the performance conditions, the expense associated with these RSUs may vary significantly from period to period. No RSUs that vest over time vested for the years ended December 31, 2008 and 2007.

        The following table summarizes equity award activity under the 2008 Plan and the 2004 Plan, and related information:

	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Subject to Outstanding RSUs	Weighted-Average Fair Value per Share at Grant
	(In thousands, except per share data)
Balance at December 31, 2005	2,269	10,096	$9.82	—	$—
Granted	(1,646)	1,646	$28.74	—	$—
Exercised	—	(910)	$5.71	—	$—
Forfeited	442	(442)	$15.82	—	$—
Shares repurchased	5	—	$3.10	—	$—

Balance at December 31, 2006	1,070	10,390	$12.92	—	$—
Additional shares authorized	3,500	—	$—	—	$—
Granted	(4,259)	2,127	$32.06	2,061	$32.45
Exercised	—	(815)	$6.93	—	$—
Forfeited	282	(266)	$24.61	(16)	$33.25

Balance at December 31, 2007	593	11,436	$16.63	2,045	$32.44
Additional shares authorized	500	—	—	—	—
Granted	(1,431)	384	$12.18	1,047	$16.28
Exercised	—	(692)	$6.76	—	$—
Forfeited	2,007	(1,175)	$26.30	(832)	$30.56

Balance at December 31, 2008	1,669	9,953	$16.01	2,260	$21.51

        No options were granted with exercise prices less than fair value of common stock on the date of grant during the years ended December 31, 2008, 2007 and 2006.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

        As of December 31, 2008, all outstanding options to purchase common stock of the Company are summarized in the following table (in thousands, except years and per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.32	26	1.1	$1.32		26	1.1	$1.32
$3.10	968	4.4	$3.10		968	4.4	$3.10
$6.15 - $6.70	190	9.9	$6.22		—	—	—
$8.53	2,338	2.6	$8.53		2,338	2.8	$8.53
$9.69	1,706	4.8	$9.69		1,285	5.3	$9.69
$12.40 - $18.25	1,165	6.1	$16.26		911	6.0	$16.28
$18.26 - $21.70	848	6.2	$19.21		708	6.4	$19.08
$21.71 - $29.65	1,397	7.2	$28.07		893	7.3	$28.43
$29.66 - $35.46	1,315	8.0	$33.60		635	8.2	$33.60

Total	9,953	5.4	$16.01	$24,099	7,764	5.1	$14.23	$21,789

        As of December 31, 2008, the aggregate intrinsic value of the options outstanding and the options exercisable was $24.1 million and $21.8 million, respectively.

        The total intrinsic value of the options exercised during the years ended December 31, 2008, 2007 and 2006 was $4.9 million, $19.0 million and $17.7 million, respectively. The total fair value of options vested for the years ended December 31, 2008, 2007 and 2006 was $20.4 million, $32.5 million and $5.1 million, respectively. The fair value of options vested for the year ended December 31, 2008 was significantly lower when compared to 2007 due to the number of options that vested at the expiration of the put period in September 2007.

Employee Stock Purchase Plan

        On May 27, 2004 the Company's board of directors adopted the 2004 Employee Stock Purchase Plan (ESPP) that became effective on the date of the Company's initial public offering. Under the ESPP, the Company's non-officer employees may purchase common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The ESPP provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period composed of four consecutive six-month purchase periods. The purchase periods end on either May 15th or November 15th. ESPP contributions are limited to a maximum of 15 percent of an employee's eligible compensation.

        The Company's ESPP plan also includes a feature that provides for a new offering period to begin when the fair market value of the Company's common stock on any purchase date during an offering period falls below the fair market value of the Company's common stock on the first day of such offering period. This feature is called a reset. The Company had resets for new twenty-four month offering periods starting on November 16, 2007, May 16, 2008 and November 16, 2008. The Company

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

applied modification accounting in accordance with SFAS 123(R) to determine the incremental fair value associated with the ESPP resets and recognized the related stock-based compensation expense according to the FASB Technical Bulletin, or FTB, No. 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-back Option." For the years ended December 31, 2008 and 2007, the Company recognized $0.4 million and $0.1 million, respectively, in incremental fair value for the ESPP resets. Including the incremental fair value for the ESPP resets, the total stock-based compensation expense recognized relating to the ESPP for the years ended December 31, 2008 and 2007 was $0.9 million and $1.4 million, respectively.

        As of December 31, 2008, a total of 925,000 shares of common stock were approved and authorized for issuance under the ESPP. Through December 31, 2008, the Company issued 644,785 shares under the ESPP at an average price of $13.91 per share.

Reserved Shares

        The Company has reserved shares of common stock for future issuance as follows:

	December 31,
(shares in thousands)	2008	2007
Stock option plans:
Subject to outstanding options and RSUs	12,213	13,481
Available for future grants	1,669	593
Available for future ESPP grants	280	180

Total	14,162	14,254

Restricted Stock

        The Company's board of directors approved the grant of 50,000 shares of restricted stock in 2005 and 71,000 shares of restricted stock in 2007 to members of the Company's management. These restricted shares of common stock vest based on continued service, with pre-determined vesting percentages and anniversary dates. The Company valued the awards based on the closing market price of the Company's common stock on the date of the respective awards. The 50,000 share award from 2005 was valued at $0.9 million, a 50,000 share award from 2007 was valued at $1.3 million and a 21,000 award from 2007 was valued at $0.5 million. The fair value of restricted stock that vested for the years ended December 31, 2008 and 2007 was $0.4 million for each year. The total intrinsic value of unvested restricted stock at December 31, 2008, 2007 and 2006 was $0.9 million, $1.9 million and $1.5 million, respectively. The Company recognized stock-based compensation expense of $0.5 million, $0.4 million and $0.3 million related to these awards for the years ended December 31, 2008, 2007 and 2006, respectively.

Director Compensation Program

        Pursuant to the Company's director compensation program, each independent director receives an annual retainer plus a fee for attending each board and committee meeting. The Chairman of the Board receives a flat rate per year for his service. Also under this program, each independent director who first becomes a director after January 1, 2008 is automatically granted an initial RSU award for

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

12,000 shares of common stock that vest monthly over the first two years of service. In addition, at each annual stockholder meeting beginning in 2008, each independent director is automatically granted an RSU award for 6,000 shares of common stock that vest monthly over one year.

12. Income Taxes

        Due to operating losses and the inability to recognize an income tax benefit, there is no provision for income taxes.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
(in thousands)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$244,000	$208,000
Deferred revenues	70,000	75,000
Capitalized research and development expenditures	34,000	33,000
Research and development tax credit carryforwards	28,000	26,000
Other	25,000	21,000
Valuation allowance	(401,000)	(363,000)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $38.0 million, $63.0 million and $69.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $735.2 million and federal research and development tax credit carryforwards of approximately $33.4 million, which will expire from 2011 through 2028. The Company also had state net operating loss carryforwards of approximately $122.9 million expiring in the years 2013 through 2028 and state research tax credits of approximately $35.6 million, which carry forward indefinitely.

        As a result of SFAS 123(R), the net operating loss deferred tax asset balances at December 31, 2008 and 2007 do not include excess tax benefits from stock option exercises. Equity will be increased if and when such excess tax benefits are ultimately realized.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The Company conducted an analysis to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards are expected to expire before becoming available to reduce federal and state income tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

Uncertain Tax Positions

        The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the beginning balance of the Company's accumulated deficit.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$26,700
Gross increase for tax positions for prior years	—
Gross decrease for tax positions for prior years	—
Gross increase in tax positions for current year	6,500
Settlements	—
Reduction for lapse of statute of limitations	—
Unrecognized tax benefits at December 31, 2007	33,200

Gross increase for tax positions for prior years	—
Gross decrease for tax positions for prior years	—
Gross increase in tax positions for current year	3,000
Settlements	—
Reduction for lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2008	$36,200

        If the Company is eventually able to recognize these uncertain positions, most of the $36.2 million of the unrecognized benefit would reduce the effective tax rate, except for excess tax benefits related to share-based payments. The Company currently has a full valuation allowance against its deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain positions be favorably settled in the future. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

        The Company is subject to taxation in the U.S. and various state jurisdictions. The tax years 1996 and forward remain open to examination by the federal and most state tax authorities due to net operating loss and overall credit carryforward positions.

13. Quarterly Consolidated Results of Operations (Unaudited)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2008. This information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments (consisting

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Consolidated Results of Operations (Unaudited) (Continued)

only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	March 31	June 30	September 30	December 31
	(in thousands except per share data)
2008:
Revenue	$5,645	$5,505	$5,999	$5,947
Operating expenses	(35,945)	(32,315)	(26,619)	(21,421)
Loss from operations	(30,300)	(26,810)	(20,620)	(15,474)
Net loss	(29,764)	(27,026)	(20,928)	(15,925)
Net loss per common share:	$(0.49)	$(0.44)	$(0.34)	$(0.26)
2007:
Revenue	$5,398	$5,305	$5,669	$5,630
Operating expenses	(57,656)	(53,009)	(40,426)	(39,476)
Loss from operations	(52,258)	(47,704)	(34,757)	(33,846)
Net loss	(49,450)	(45,125)	(32,364)	(33,058)
Net loss per common share:	$(0.82)	$(0.75)	$(0.53)	$(0.54)

14. Subsequent Event

        In February 2009, the Company entered into a sublease agreement with a third party to sublease excess space in a portion of one of its South San Francisco, CA buildings. The sublease has a 37 month term that begins March 2009. In the quarter ending March 31, 2009, the Company expects to record an additional restructuring charge of $1.1 million which represents the fair value of the Company's lease payments and expenses less sublease income through March 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Theravance, Inc.

        We have audited the accompanying consolidated balance sheets of Theravance, Inc. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Theravance, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Theravance, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

        /s/ ERNST & YOUNG LLP

Palo Alto, California
February 24, 2009

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        We conducted an evaluation as of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Our independent registered public accounting firm, Ernst & Young LLP, has audited our internal control over financial reporting as of December 31, 2008. The report on the audit of internal control over financial reporting is included below.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2008 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Theravance, Inc.

        We have audited Theravance, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Theravance, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Theravance, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Theravance, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2008 of Theravance, Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

        /s/ ERNST & YOUNG LLP

Palo Alto, California
February 24, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        For the information required by this Item, see "Questions and Answers About this Proxy Material and Voting", "Election of Directors", "Nominees", "Meetings of the Board of Directors", "Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance", "Audit Committee" and "Code of Business Conduct" in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        For the information required by this Item, see "Compensation of Executive Officers", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        For the information required by this Item, see "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        For the information required by this Item, see "Independence of the Board of Directors", "Related Person Transactions" and "Review, Approval or Ratification of Transactions with Related Persons" in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

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

Exhibit Number		Description	Form	Filing Date/Period End Date
3.3		Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4		Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5		Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1		Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2		Amended and Restated Rights Agreement between the registrant and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3		Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4		Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5		Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.1	+	1997 Stock Plan	S-1	6/10/04
10.2	+	Long-Term Stock Option Plan	S-1	6/10/04

Exhibit Number		Description	Form	Filing Date/Period End Date
10.3	+	2004 Equity Incentive Plan, as amended December 6, 2006	10-K	12/31/06
10.4		Employee Stock Purchase Plan, as adopted May 27, 2004, and amended April 19, 2005 and December 11, 2007	10-Q	3/31/08
10.5	+	Change in Control Severance Plan, as amended and restated on July 27, 2007	10-Q	6/30/08
10.8		Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	6/10/04
10.9		Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	6/10/04
10.10	*	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	S-1	9/29/04
10.11	+	Form of Indemnification Agreement for directors and officers of the registrant	S-1	6/10/04
10.12		Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004	S-1	6/10/04
10.13		Amended and Restated Investors' Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S-1	6/10/04
10.14		Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004	S-1	7/26/04
10.15	*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	S-1	9/30/04
10.16	*	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002	S-1	9/29/04
10.17	+	Offer Letter with Rick E Winningham dated August 23, 2001	S-1	6/10/04
10.18		Form of Class A Common Stock Purchase Agreement between the registrant and GSK	S-1	9/29/04
10.19	+	Offer Letter with Michael W. Aguiar dated as of January 31, 2005	10-K	12/31/04
10.20	+	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan	10-K	12/31/04
10.21	+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan	10-Q	6/30/07
10.22	+	Description of Cash Bonus Program, as amended	10-K	12/31/06
10.23	*	License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated November 7, 2005	S-3	1/30/06
10.24	+	Form of Notice of Stock Option Grant and Stock Option Agreement between the registrant and P. Roy Vagelos	8-K	5/2/06

Exhibit Number		Description	Form	Filing Date/Period End Date
10.25	*	TD-6424 Active Pharmaceutical Ingredient Supply Agreement among the registrant, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 10, 2002	10-Q	6/30/06
10.26	*	Amendment No. 4 to TD-6424 Supply Agreement among the registrant, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 11, 2006	10-Q	6/30/06
10.27	*	Amendment to License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated as of July 18, 2006	10-Q	9/30/06
10.28	+	Form of Notice of Stock Option Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect from 2007)	10-Q	6/30/07
10.29	+	Form of Non-Employee Director Notice of Stock Option Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect through 2006)	10-Q	6/30/07
10.30	+	Form of Non-Employee Director Notice of Stock Option Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect from 2007)	10-Q	6/30/07
10.31	+	Form of Performance-Contingent Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan	10-Q	6/30/07
10.32	+	Offer letter with Leonard Blum dated July 27, 2007	10-Q	9/30/07
10.33	*	First Addendum to the Terms & Conditions Dated February 17, 2004 between the registrant and Ben Venue Laboratories, Inc. dated September 21, 2007	10-Q	9/30/07
10.34	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan	10-K	12/31/07
10.35	+	2008 New Employee Equity Incentive Plan	10-K	12/31/07
10.36	+	Form of Notice of Grant and Stock Option Agreement under 2008 New Employee Equity Incentive Plan	10-K	12/31/07
10.37	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan between the registrant and P. Roy Vagelos	10-Q	3/31/08
10.38	+	Form of Non-Employee Director Time-Based Vesting Notice of Initial Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan	10-Q	3/31/08
10.39	+	Form of Non-Employee Director Time-Based Vesting Notice of Annual Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan	10-Q	3/31/08
10.40	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (sales plan applicable to more than one award)	10-Q	6/30/08

Exhibit Number		Description	Form	Filing Date/Period End Date
10.41	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (sales plan applicable to one award)	10-Q	6/30/08
10.42	+	Separation Agreement between Michael Kitt and the registrant dated June 22, 2008	10-Q	6/30/08
10.43	+	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2008 New Employee Equity Incentive Plan	10-Q	9/30/08
10.44	+	Consulting Agreement dated June 18, 2008 between the registrant and Michael Kitt, M.D.	8-K	6/19/08
10.45	+	Consulting Agreement dated December 6, 2008 between the registrant and Dr. Arthur Campbell	8-K	12/11/08
10.46	+	Separation Agreement between Theravance, Inc. and Dr. Arthur Campbell dated December 11, 2008	8-K	12/11/08
10.47	+	Amendment to Offer Letter between the registrant and Leonard Blum dated July 23, 2008
10.48	+	Amendment to Offer Letter between the registrant and Rick E Winningham dated December 23, 2008
10.49	+	Description of long-term cash bonus arrangement with Mathai Mammen
10.50	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (executive officer replenishment 2009)
10.51	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (employee replenishment 2009)
21.1		List of Subsidiaries	10-K	12/31/05
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32		Certifications Pursuant to 18 U.S.C. Section 1350

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

THERAVANCE, INC.
Date: February 26, 2009	By:	/s/ RICK E WINNINGHAM Rick E Winningham Chief Executive Officer

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

Signature	Title	Date

/s/ P. ROY VAGELOS, M.D. P. Roy Vagelos, M.D	Chairman of the Board and Directors	February 26, 2009
/s/ RICK E WINNINGHAM Rick E Winningham	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009
/s/ MICHAEL W. AGUIAR Michael W. Aguiar	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009
/s/ JEFFREY M. DRAZAN Jeffrey M. Drazan	Director	February 26, 2009

Signature	Title	Date

/s/ ROBERT V. GUNDERSON, JR. Robert V. Gunderson, Jr.	Director	February 26, 2009
/s/ ARNOLD J. LEVINE, PH.D. Arnold J. Levine, Ph.D	Director	February 26, 2009
/s/ BURTON G. MALKIEL Burton G. Malkiel	Director	February 26, 2009
/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	February 26, 2009
/s/ GEORGE M. WHITESIDES, PH.D. George M. Whitesides, Ph.D	Director	February 26, 2009
/s/ WILLIAM D. YOUNG William D. Young	Director	February 26, 2009

Exhibits

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
3.3		Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4		Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5		Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1		Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2		Amended and Restated Rights Agreement between the registrant and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3		Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4		Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5		Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.1	+	1997 Stock Plan	S-1	6/10/04
10.2	+	Long-Term Stock Option Plan	S-1	6/10/04
10.3	+	2004 Equity Incentive Plan, as amended December 6, 2006	10-K	12/31/06
10.4		Employee Stock Purchase Plan, as adopted May 27, 2004, and amended April 19, 2005 and December 11, 2007	10-Q	3/31/08
10.5	+	Change in Control Severance Plan, as amended and restated on July 27, 2007	10-Q	6/30/08
10.8		Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	6/10/04
10.9		Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	6/10/04
10.10	*	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	S-1	9/29/04
10.11	+	Form of Indemnification Agreement for directors and officers of the registrant	S-1	6/10/04
10.12		Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004	S-1	6/10/04
10.13		Amended and Restated Investors' Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S-1	6/10/04
10.14		Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004	S-1	7/26/04

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.15	*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	S-1	9/30/04
10.16	*	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002	S-1	9/29/04
10.17	+	Offer Letter with Rick E Winningham dated August 23, 2001	S-1	6/10/04
10.18		Form of Class A Common Stock Purchase Agreement between the registrant and GSK	S-1	9/29/04
10.19	+	Offer Letter with Michael W. Aguiar dated as of January 31, 2005	10-K	12/31/04
10.20	+	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan	10-K	12/31/04
10.21	+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan	10-Q	6/30/07
10.22	+	Description of Cash Bonus Program, as amended	10-K	12/31/06
10.23	*	License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated November 7, 2005	S-3	1/30/06
10.24	+	Form of Notice of Stock Option Grant and Stock Option Agreement between the registrant and P. Roy Vagelos	8-K	5/2/06
10.25	*	TD-6424 Active Pharmaceutical Ingredient Supply Agreement among the registrant, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 10, 2002	10-Q	6/30/06
10.26	*	Amendment No. 4 to TD-6424 Supply Agreement among the registrant, ScinoPharm Taiwan, Ltd. and Biddle Sawyer Pharma LLC dated as of May 11, 2006	10-Q	6/30/06
10.27	*	Amendment to License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated as of July 18, 2006	10-Q	9/30/06
10.28	+	Form of Notice of Stock Option Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect from 2007)	10-Q	6/30/07
10.29	+	Form of Non-Employee Director Notice of Stock Option Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect through 2006)	10-Q	6/30/07
10.30	+	Form of Non-Employee Director Notice of Stock Option Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect from 2007)	10-Q	6/30/07
10.31	+	Form of Performance-Contingent Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan	10-Q	6/30/07
10.32	+	Offer letter with Leonard Blum dated July 27, 2007	10-Q	9/30/07
10.33	*	First Addendum to the Terms & Conditions Dated February 17, 2004 between the registrant and Ben Venue Laboratories, Inc. dated September 21, 2007	10-Q	9/30/07

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.34	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan	10-K	12/31/07
10.35	+	2008 New Employee Equity Incentive Plan	10-K	12/31/07
10.36	+	Form of Notice of Grant and Stock Option Agreement under 2008 New Employee Equity Incentive Plan	10-K	12/31/07
10.37	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan between the registrant and P. Roy Vagelos	10-Q	3/31/08
10.38	+	Form of Non-Employee Director Time-Based Vesting Notice of Initial Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan	10-Q	3/31/08
10.39	+	Form of Non-Employee Director Time-Based Vesting Notice of Annual Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan	10-Q	3/31/08
10.40	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (sales plan applicable to more than one award)	10-Q	6/30/08
10.41	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (sales plan applicable to one award)	10-Q	6/30/08
10.42	+	Separation Agreement between Michael Kitt and the registrant dated June 22, 2008	10-Q	6/30/08
10.43	+	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2008 New Employee Equity Incentive Plan	10-Q	9/30/08
10.44	+	Consulting Agreement dated June 18, 2008 between the registrant and Michael Kitt, M.D.	8-K	6/19/08
10.45	+	Consulting Agreement dated December 6, 2008 between the registrant and Dr. Arthur Campbell	8-K	12/11/08
10.46	+	Separation Agreement between Theravance, Inc. and Dr. Arthur Campbell dated December 11, 2008	8-K	12/11/08
10.47	+	Amendment to Offer Letter between the registrant and Leonard Blum dated July 23, 2008
10.48	+	Amendment to Offer Letter between the registrant and Rick E Winningham dated December 23, 2008
10.49	+	Description of long-term cash bonus arrangement with Mathai Mammen
10.50	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (executive officer replenishment 2009)

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.51	+	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (employee replenishment 2009)
21.1		List of Subsidiaries	10-K	12/31/05
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32		Certifications Pursuant to 18 U.S.C. Section 1350

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