Form 10-Q
period 2009-03-31
THERAVANCE INC
filed 2009-05-07
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on April 30, 2009 was 53,284,240.

The number of shares of registrant’s Class A common stock outstanding on April 30, 2009 was 9,401,499.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$72,918	$92,280
Marketable securities	105,958	108,325
Receivable from related party	269	287
Notes receivable	179	266
Prepaid and other current assets	10,576	8,803
Total current assets	189,900	209,961

Restricted cash	3,810	3,810
Property and equipment, net	15,233	16,206
Notes receivable	1,062	1,185
Other long-term assets	4,787	4,994
Total assets	$214,792	$236,156

Liabilities and stockholders’ net capital deficiency
Current liabilities:
Accounts payable	$1,991	$3,277
Accrued personnel-related expenses	7,552	8,932
Accrued clinical and development expenses	2,775	3,434
Other accrued liabilities	3,754	4,407
Current portion of note payable	121	117
Current portion of deferred revenue	21,223	23,788
Total current liabilities	37,416	43,955

Convertible subordinated notes	172,500	172,500
Deferred rent	1,440	1,560
Notes payable	286	319
Deferred revenue	146,792	152,771
Other long-term liabilities	620	—

Commitments and contingencies

Stockholders’ net capital deficiency:
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 53,273 and 52,576 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	533	525
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at March 31, 2009 and December 31, 2008	94	94
Additional paid-in capital	905,453	895,383
Accumulated other comprehensive income	327	501
Accumulated deficit	(1,050,669)	(1,031,452)
Total stockholders’ net capital deficiency	(144,262)	(134,949)
Total liabilities and stockholders’ net capital deficiency	$214,792	$236,156

*                    Condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue (1)	$9,544	$5,645

Operating expenses:
Research and development	19,557	26,779
General and administrative	7,052	9,166
Restructuring charges	1,283	—
Total operating expenses	27,892	35,945

Loss from operations	(18,348)	(30,300)

Interest and other income	647	1,672
Interest expense	(1,516)	(1,136)
Net loss	$(19,217)	$(29,764)
Basic and diluted net loss per share	$(0.31)	$(0.49)

Shares used in computing net loss per share	62,288	61,003

(1)             Revenue includes amounts from GSK, a related party, of $6,948 and $2,824 for the three months ended March 31, 2009 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(19,217)	$(29,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,205	1,838
Stock-based compensation	5,113	4,914
Forgiveness of notes receivable	(26)	11
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	(1,749)	(1,974)
Accounts payable and accrued liabilities	(2,731)	(4,042)
Accrued personnel-related expenses	(1,380)	(2,059)
Deferred rent	(120)	(82)
Deferred revenue	(8,544)	(4,645)
Other long-term liabilities	620	(1)
Net cash used in operating activities	(26,829)	(35,804)

Cash flows from investing activities
Purchases of property and equipment	(2)	(1,367)
Purchases of marketable securities	(25,204)	(159,131)
Maturities of marketable securities	27,500	12,020
Sales of marketable securities	—	12,304
Additions to notes receivable	—	(100)
Payments received on notes receivable	238	5
Net cash provided by (used in) investing activities	2,532	(136,269)

Cash flows from financing activities
Payments on notes payable	(29)	(24)
Proceeds from issuances of common stock	4,964	214
Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	166,733
Net cash provided by financing activities	4,935	166,923

Net decrease in cash and cash equivalents	(19,362)	(5,150)
Cash and cash equivalents at beginning of period	92,280	86,433
Cash and cash equivalents at end of period	$72,918	$81,283

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008 and the cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2009 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) on February 26, 2009.

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Inventory

Inventory is stated at the lower of cost or market and is included with prepaid and other current assets in the condensed consolidated balance sheets. Inventory of $5.6 million as of March 31, 2009 consists of commercial launch supplies of the Company’s product candidate telavancin which is currently under regulatory review. Under the Company’s 2005 License, Development and Commercialization Agreement with Astellas Pharma Inc. (Astellas), the Company is responsible to deliver to Astellas approximately six months of first commercial sale stock (as defined) in preparation for the regulatory approval and commercialization of telavancin.

If the regulatory approval of telavancin is substantially further delayed or denied by the U.S. Food and Drug Administration (FDA), if the FDA determines that the Company’s data is insufficient to support extended shelf life, or if the telavancin inventory is otherwise not realizable, the Company may be required to expense a portion or all of the capitalized inventory costs.

Bonus Accruals

The Company has short- and long-term bonus programs for eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. The $3.5 million remaining to be paid under the long-term bonus program, which was fully accrued as of December 31, 2007, is scheduled to be paid to eligible employees in December 2009.

Other-than-Temporary Impairment Assessment

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company determines that the impairment of an investment is other-than-temporary, the investment is written down with a charge recorded in interest and other income, net.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain research and development activities on behalf of the Company, net of certain external development costs reimbursed by GlaxoSmithKline plc (GSK) and Astellas.

Fair Value of Share-based Payment Awards

The Company uses the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-based Payment” (SFAS 123(R)). The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS 123(R) currently include stock options granted, restricted shares issued, restricted stock unit awards (RSUs) granted and performance-contingent RSUs granted under the 2004 Equity Incentive Plan, as amended, and the 2008 New Employee Equity Incentive Plan and purchases of common stock by the Company’s employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan (ESPP). The estimated fair value of stock options, restricted shares and RSUs is expensed on a straight-line basis over the expected term of the grant and the fair value of performance-contingent RSUs is expensed during the term of the award when the Company determines that it is probable that certain performance milestones will be met. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method over the vesting period while the compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense for stock options and RSUs has been reduced for estimated forfeitures so that compensation expense is based on options ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated annual forfeiture rates for stock options and RSUs which are based on its historical forfeiture experience is 4.0% and 3.0%, respectively. The effect of the reduction in force announced in April 2008 was excluded from the Company’s estimated forfeiture rate as it was deemed to be a deviation from historical trends.

Recent Accounting Pronouncements

In November 2007, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-1 (EITF 07-1), “Accounting for Collaborative Arrangements”, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. The Company adopted EITF 07-1 effective January 1, 2009 and has determined that the adoption had no material impact on its financial position, results of operations and cash flows.

In June 2008, the EITF ratified a consensus on EITF Issue No. 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. The Company adopted EITF 07-5 effective January 1, 2009 and has determined that the adoption had no material impact on its financial position, results of operations and cash flows.

2.  Net Loss per Share

Basic net loss per share (Basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share (Diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, plus dilutive potential common shares. Diluted EPS is identical to Basic EPS for all periods presented since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

At March 31, 2009, potential dilutive common shares consist of approximately 9,252,000 shares issuable upon the exercise of stock options, approximately 992,000 shares issuable under performance-contingent restricted stock unit awards, approximately 1,990,000 shares issuable under restricted stock unit awards and approximately 6,668,000 issuable upon the conversion of convertible debt. At March 31, 2008, potential common shares consist of approximately 11,417,000 shares issuable upon the exercise of stock options, 1,882,000 shares issuable under performance-contingent restricted stock unit awards, approximately 435,000 shares issuable under restricted stock unit awards and approximately 6,668,000 issuable upon the conversion of convertible debt.

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
Basic and diluted:
Net loss	$(19,217)	$(29,764)

Weighted average shares of common stock outstanding	62,364	61,100
Less: unvested restricted shares	(76)	(97)
Weighted average shares used in computing basic and diluted net loss per share	62,288	61,003
Basic and diluted net loss per share	$(0.31)	$(0.49)

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in other comprehensive income (loss), which consists of net unrealized gains and losses on the Company’s marketable securities. Comprehensive loss for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net loss	$(19,217)	$(29,764)
Changes in net unrealized gain (loss) on marketable securities	(174)	305
Comprehensive loss	$(19,391)	$(29,459)

4.  Restructuring Charges

In response to the completion of its Phase 3 development activities with telavancin and to reduce its overall cash burn rate, the Company announced a plan to reduce its workforce by approximately 40% through layoffs from all departments throughout the organization in April 2008.

In February 2009, the Company entered into a sublease agreement with a third party to sublease excess space in a portion of one of its South San Francisco, CA buildings. The sublease has a 37 month term that began March 2009. In the quarter ended March 31, 2009, the Company recorded an additional restructuring charge of $1.3 million of which $1.1 million represents the fair value of the Company’s lease payments and expenses less sublease income through March 2012.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three months ended March 31, 2009:

(in thousands)	Employee Severance and Benefits	Excess Facilities
Balance as of December 31, 2008	$502	$—
Restructuring charges accrued	25	1,258
Cash payments	(421)	(125	)*
Adjustments	—	—
Balance as of March 31, 2009	$106	$1,133

*  Includes fair value of cash payments less sublease payments received

Several of the Company’s employees impacted by the restructuring plan announced in April 2008 have future service requirements extending beyond March 31, 2009. As a result, the Company anticipates that approximately $0.1 million of additional severance and other termination benefits will be recognized over their service periods through the end of 2009. The restructuring accrual related to employee severance and benefits is recorded within accrued personnel-related expenses and the restructuring accrual related to excess facilities is recorded within other accrued liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.

5.  Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through March 31, 2009, the Company had received $160.0 million in upfront, milestone and other fees from Astellas and the Company was eligible to receive up to an additional $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world, primarily in the U.S. The Company recorded the payments as deferred revenue to be amortized ratably over its estimated period of performance (development and commercialization period). The Company recognized $2.6 million and $2.8 million in revenue under this agreement in the three months ended March 31, 2009 and 2008, respectively. In April 2009, the FDA accepted the Company’s hospital-acquired pneumonia (HAP) NDA filing. The NDA filing triggered a $10.0 million milestone payment from Astellas which the Company received in April 2009.

If telavancin is commercialized, the Company will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, the Company will be responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for complicated skin and skin structure infections (cSSSI) and HAP, as well as for the manufacture of approximately six months of first commercial sale stock for launch of telavancin in the United States, and Astellas will be responsible for substantially all other costs associated with commercialization and further development of telavancin.

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

In connection with the Horizon program, in 2002 the Company received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of the Company’s Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, the Company was eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through March 31, 2009, the Company has received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK’s ICS, fluticasone furoate. Accordingly, the Company does not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, the Company would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, the Company is entitled to receive the same royalties on sales of medicines from the Horizon program, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward-tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

The Company recorded the initial cash payment and subsequent milestone payments as deferred revenue to be amortized ratably over its estimated period of performance (the product development period). Collaboration revenue from GSK was $1.3 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

2004 Strategic Alliance with GSK

In March 2004, the Company entered into its strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of the Company’s full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Under the terms of the strategic alliance, GSK has only one opportunity to license each of the Company’s programs. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with the Company’s strategy, it is obligated at its sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, the Company is entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of its compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that the Company receives, the total upfront and milestone payments that it could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single agent medicines and up to $252.0 million for programs with both a single agent and a combination medicine. If GSK chooses not to license a program, the Company retains all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed the Company’s two COPD programs: long-acting muscarinic antagonist (LAMA) and muscarinic antagonist-beta2 agonist (MABA). The Company received $5.0 million payments from GSK in connection with its license of each of the Company’s LAMA and MABA programs in August 2004 and March 2005, respectively. GSK has chosen not to license the Company’s bacterial infections program, anesthesia program or Gastrointestinal Motility Dysfunction program.

In connection with the strategic alliance with GSK, the Company received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of the Company’s programs under the agreement, which it currently estimates to be through September 2011. In connection with the strategic alliance, the Company recognized $0.7 million in revenue for each of the three months ended March 31, 2009 and 2008. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of the Company’s Class A common stock for an aggregate purchase price of $108.9 million.

Through March 31, 2009, the Company has received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of the Company’s initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license the Company’s LAMA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of the Company’s LAMA program. Through March 31, 2009, the Company received a milestone payment from GSK of $3.0 million related to clinical progress of the Company’s product candidate. These payments were being amortized ratably over the estimated period of performance (the product development period). For the three months ended March 31, 2009, the Company recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to the Company from GSK. The recognition of the remaining deferred revenue related to the LAMA program had a favorable impact to basic net loss per share of $0.07.  For the three months ended March 31, 2008, the Company recognized $0.2 million in revenue related to the LAMA program.

In March 2005, GSK exercised its right to license the Company’s MABA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through March 31, 2009, the Company received milestone payments from GSK of $13.0 million related to clinical progress of its candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). The Company recognized $0.8 million and $0.3 million in revenue related to the MABA program for the three months ended March 31, 2009 and 2008, respectively.

6.  Marketable Securities

The Company invests in a variety of highly liquid investment-grade securities. The following is a summary of the Company’s cash, cash equivalents, marketable securities and restricted cash at March 31, 2009:

	March 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$44,785	$77	$—	$44,862
U.S. government agency securities	38,807	202	(9)	39,000
U.S. corporate notes	12,069	61	—	12,130
U.S. commercial paper	9,970	—	(4)	9,966
Certificates of deposit	60	—	—	60
Money market funds	76,668	—	—	76,668
Total	182,359	340	(13)	182,686

Less amounts classified as cash and cash equivalents	(72,918)	—	—	(72,918)
Less amounts classified as restricted cash	(3,810)	—	—	(3,810)
Amounts classified as marketable securities	$105,631	$340	$(13)	$105,958

The estimated fair value amounts have been determined by the Company using available market information. At March 31, 2009, 100% of marketable securities have contractual maturities within twelve months and the average duration of marketable securities was approximately five months. The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2009 were temporary in nature.

7.  Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (SFAS 157) defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs — Quoted prices for identical instruments in active markets.

Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs — Unobservable inputs and little, if any, market activity for the assets.

The fair value of the Company’s financial assets was determined using the following inputs at March 31, 2009 and December 31, 2008:

	March 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$44,862	$—	$—	$44,862
U.S. government agency securities	26,025	12,975	—	39,000
U.S. corporate notes	7,131	5,000	—	12,131
U.S. commercial paper	—	9,965	—	9,965
Certificates of deposit	60	—	—	60
Money market funds	76,668	—	—	76,668
Total	$154,746	$27,940	$—	$182,686

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$39,632	$—	$—	$39,632
U.S. government agency securities	28,103	966	—	29,069
U.S. corporate notes	9,712	9,965	—	19,677
U.S. commercial paper	—	24,942	—	24,942
Certificates of deposit	60	—	—	60
Money market funds	91,035	—	—	91,035
Total	$168,542	$35,873	$—	$204,415

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

9.  Stock-Based Compensation

Equity Incentive Plans

The Company issues stock options, restricted stock awards and RSUs under the 2004 Equity Incentive Plan (which includes shares remaining available for issuance under the Company’s 1997 Stock Option Plan and Long-Term Stock Option Plan), as amended (the 2004 Plan) and the 2008 New Employee Equity Incentive Plan (the 2008 Plan).

2008 New Employee Equity Incentive Plan

In January 2008, the Company adopted the 2008 Plan and reserved 500,000 shares of common stock for issuance under the 2008 Plan. The 2008 Plan provides for the granting of non-qualified stock options, restricted stock awards and RSUs to newly hired employees. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years. During the three months ended March 31, 2009, the Company granted stock options to purchase 89,000 shares at a weighted average stock price of $14.18 and granted 10,000 RSUs with a weighted-average fair value of $14.31 per share under the 2008 Plan. As of March 31, 2009, there were 203,374 shares remaining available for issuance under the 2008 Plan.

2004 Equity Incentive Plan

The 2004 Plan provides for the granting of stock options, restricted stock awards, stock appreciation rights and RSUs to employees, officers, directors and consultants of the Company. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years. During the three months ended March 31, 2009, the Company granted 858,691 RSUs with a weighted-average fair value of $14.64 per share under the 2004 Plan. As of March 31, 2009, there were 748,128 shares remaining available for issuance under the 2004 Plan.

During the three months ended March 31, 2009 and 2008, the Company granted zero and 113,636 performance-contingent RSUs, respectively, to employees. These performance-contingent RSUs have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones during 2009, as well as a requirement for continued employment through 2009 and 2010. The issuance of shares underlying the RSUs would occur, if at all, during 2009 and 2010. Expense associated with RSUs will be recognized, if at all, during 2009, depending on the probability of meeting the performance milestones. As of March 31, 2009, the Company had determined that none of the requisite performance milestones were probable and as a result, no compensation expense has been recognized. The total intrinsic value of RSUs that vest over time at March 31, 2009 was $33.8 million. For the three months ended March 31, 2009, the Company expensed $1.4 million related to RSUs that vest over time. For the three months ended March 31, 2009, 86,348 RSUs that vest over time vested and were released.

The following table summarizes equity award activity under the 2008 Plan and the 2004 Plan and related information:

(in thousands, except per share data)	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Subject to Outstanding RSUs	Weighted-Average Fair Value per Share at Grant
Balance at December 31, 2008	1,669	9,953	$16.01	2,260	$21.51
Granted	(958)	89	$14.18	869	$14.64
Exercised	—	(618)	$8.22	—	$—
Released	—	—	$—	(86)	$19.71
Forfeited	233	(172)	$28.00	(61)	$17.10
Shares Withheld for Taxes	8	—	$—	—	$—
Balance at March 31, 2009	952	9,252	$16.29	2,982	$19.82

No options were granted with exercise prices less than fair value of common stock on the date of grant during the three months ended March 31, 2009. The total intrinsic value of options exercised and the total fair value of options vested for the three months ended March 31, 2009 was $4.5 million and $6.2 million, respectively.

Employee Stock Purchase Plan

As of March 31, 2009, a total of 925,000 shares of common stock were approved and authorized for issuance under the ESPP. Through March 31, 2009, the Company issued 644,785 shares under the ESPP at an average price of $13.91 per share. Total stock-based compensation expense recognized relating to the ESPP was $0.4 million for each of the three months ended March 31, 2009 and 2008. On April 24, 2009, the Company’s stockholders approved an amendment to the ESPP which increased the number of shares authorized for issuance under the ESPP from 925,000 to 1,475,000 shares.

Valuation Assumptions

The assumptions used to value employee stock-based compensation expense for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended March 31,
	2009	2008
Employee stock options
Risk-free interest rate	1.55%-1.96%	2.74%
Expected life (in years)	6	6
Volatility	0.57	0.49
Dividend yield	—%	—%
Weighted average estimated fair value of stock options granted	$7.73	$9.80

Employee stock purchase plan issuances
Risk-free interest rate	0.25%-2.80%	3.23%-4.98%
Expected life (in years)	0.5-2.0	0.5-2.0
Volatility	0.45-0.92	0.26-0.41
Dividend yield	—%	—%
Weighted average estimated fair value of ESPP issuances	$4.10	$8.17

Stock-based compensation expense consists of the compensation cost for employee share-based awards, including employee stock options, RSUs and restricted stock, and the value of options and RSUs issued to non-employees for services rendered. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2009	2008
Research and development	$3,007	$2,722
General and administrative	2,106	2,192
Total	$5,113	$4,914

As of March 31, 2009, there was $18.4 million, $24.5 million and $1.1 million of total unrecognized compensation cost related to unvested stock options, RSUs (excluding performance-contingent RSUs) and restricted stock awards, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.33 years, 3.45 years and 2.87 years, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

10.  Related Party Transaction

Transactions with GSK are described in Note 5.

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

Our net loss for the three months ended March 31, 2009 was $19.2 million compared to $29.8 million during the same period of 2008, or a 36% decrease. For the three months ended March 31, 2009, research and development costs decreased by 27% while general and administrative costs decreased by 23% when compared to the same period of 2008. In the three months ended March 31, 2009, we entered into a sublease agreement with a third party to sublease excess space in a portion of one of our South San Francisco, CA buildings and recorded an additional restructuring charge of $1.3 million of which $1.1 million represents the fair value of our lease payments and expenses less sublease income through March 2012. Cash, cash equivalents and marketable securities totaled $178.9 million at March 31, 2009, a decrease of $21.7 million since December 31, 2008. The decrease was primarily due to cash used in operations.

Following are updates on the progress of our clinical programs:

Respiratory Programs

Horizon

In February 2009, GSK and we reported positive results from three, separate Phase 2b studies of GSK’s inhaled corticosteroid fluticasone furoate (FF) in patients with mild, moderate and severe asthma. These studies were designed to assess efficacy and safety across a range of eight doses from 25 mcg to 800 mcg in over 1,800 patients, aged 12 years and older. The primary endpoint to assess efficacy was mean change from baseline in trough forced expiratory volume (FEV1) measured 24 hours after the last dose at the end of the eight-week treatment period.  Once-daily FF produced statistically significant improvements in patients’ lung function (trough FEV1) compared to placebo (p<0.05) in each of the three populations and at all doses, with the exception of the very lowest dose tested.  The three dose-ranging studies fully characterized FF’s dose-response curve, with only the lowest dose (25 mcg) showing no statistically significant difference from placebo on the primary efficacy endpoint (trough FEV1) and only the highest dose (800 mcg) being associated with a statistically significant reduction in urinary cortisol levels (a known side effect of inhaled corticosteroids).  FF was well tolerated throughout the course of the eight-week treatment period across the three studies.  Adverse events occurred at a similar or lower frequency than fluticasone propionate (FP) in each study, with the most common adverse event being headache.  A low frequency of serious adverse events occurred on all treatments, including placebo, FP and FF, and for FF were not dose dependant.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) Program

Based on the data released in the third quarter of 2008, GSK and we plan to progress GSK961081 (‘081), the lead MABA compound, into a larger Phase 2b study for the treatment of COPD in 2009.

Bacterial Infections

Telavancin

In late April 2009, the U.S. Food and Drug Administration (FDA) accepted for review our response to the February 2009 complete response letter, which outlined requirements for approval of telavancin for the treatment of complicated skin and skin structure infections (cSSSI). The FDA assigned a Prescription Drug User Fee Act (PDUFA) goal date of September 16, 2009.

In early April 2009, the FDA accepted the filing of our New Drug Application (NDA) for telavancin for the treatment of nosocomial pneumonia (also known as hospital-acquired pneumonia, or HAP) caused by Gram-positive bacteria such as methicillin-resistant Staphylococcus aureus (MRSA). The FDA has established a standard 10-month review for this NDA, with a PDUFA goal date of November 26, 2009. In conjunction with the filing of our NDA, we  received a milestone payment of $10.0 million from our partner, Astellas in April 2009.

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the three months ended March 31, 2009 compared to those discussed in our Annual Report on Form 10-K filed on February 26, 2009 (2008 10-K).

Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through March 31, 2009, we had received $160.0 million in upfront, milestone and other fees from Astellas and we were eligible to receive up to an additional $60.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world, primarily in the U.S. We recorded the payments as deferred revenue to be amortized ratably over its estimated period of performance (development and commercialization period). We recognized $2.6 million and $2.8 million in revenue under this agreement in the three months ended March 31, 2009 and 2008, respectively. In April 2009, the FDA accepted our HAP NDA filing. The NDA filing triggered a $10.0 million milestone payment from Astellas which we received in April 2009.

If telavancin is commercialized, we will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, we will be responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and HAP, as well as for the manufacture of approximately six months of first commercial sale stock for launch of telavancin in the United States, and Astellas will be responsible for substantially all other costs associated with commercialization and further development of telavancin.

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

In connection with the Horizon program, in 2002 we received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of our Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, we were eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through March 31, 2009, we have received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK’s ICS, fluticasone furoate. Accordingly, we do not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next three years. In addition, we are entitled to receive the same royalties on sales of medicines from the Horizon program, regardless of whether the product candidate originated with Theravance or with GSK. The royalty structure is downward-tiering and would result in an average percentage royalty rate in the low- to mid-teens at annual net sales of up to approximately $4.0 billion and the average royalty rate would decline to single digits at annual net sales of more than $6.0 billion. Sales of single agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

We recorded the initial cash payment and subsequent milestone payments as deferred revenue to be amortized ratably over the estimated period of performance (the product development period). Collaboration revenue from GSK was $1.3 million and $1.7 million for each of the three months ended March 31, 2009 and 2008, respectively.

2004 Strategic Alliance with GSK

In March 2004, we entered into its strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Under the terms of the strategic alliance, GSK has only one opportunity to license each of our programs. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, we are obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed our two COPD programs: long-acting muscarinic antagonist (LAMA) and muscarinic antagonist-beta2 agonist (MABA). We received $5.0 million payments from GSK in connection with its license of each of our LAMA and MABA programs in August 2004 and March 2005, respectively. GSK has chosen not to license our bacterial infections program, anesthesia program or Gastrointestinal Motility Dysfunction program.

In connection with the strategic alliance with GSK, we received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of our programs under the agreement, which we currently estimate to be through September 2011. In connection with the strategic alliance, we recognized $0.7 million in revenue for each of the three months ended March 31, 2009 and 2008. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million.

Through March 31, 2009, we have received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. Through March 31, 2009, we received a milestone payment from GSK of $3.0 million related to clinical progress of our product candidate. These payments were being amortized ratably over the estimated period of performance (the product development period). For the three months ended March 31, 2009, we recognized the remaining $4.2 million of deferred revenue for the LAMA program as a result of the program being returned to us from GSK. For the three months ended March 31, 2008, we recognized $0.2 million in revenue related to the LAMA program.

 In March 2005, GSK exercised its right to license our MABA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through March 31, 2009, we received milestone payments from GSK of $13.0 million related to clinical progress of our product candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). We recognized $0.8 million and $0.3 million in revenue related to the MABA program for the three months ended March 31, 2009 and 2008, respectively.

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2009	2008	$	%
Revenue	$9.5	$5.6	$3.9	70%

Revenue increased for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to recognition of the remaining $4.2 million deferred revenue for the LAMA program as a result of the program being returned to us from GSK. Upfront and milestone payments received from GSK and Astellas are deferred upon receipt and are being amortized ratably into revenue over the applicable estimated performance periods with end dates ranging between 2011 and 2021. We periodically review the estimated performance periods of our contracts based on the progress of our programs. We do not expect that the revisions made in the three months ended March 31, 2009 will have a material impact on future revenue recognized under these contracts. The remaining revenue for the three months ended March 31, 2009 and 2008 consisted of the amortization of upfront and milestone payments from GSK related to our Horizon collaboration and our strategic alliance and from Astellas related to our telavancin collaboration. The table below reflects the upfront and milestone payments received through March 31, 2009:

Agreements/Programs (in millions)	Upfront and Milestone Payments
GSK Collaborations
Horizon collaboration	$60.0
Strategic alliance agreement	20.0
Strategic alliance—LAMA license	8.0
Strategic alliance—MABA license	18.0
Astellas license agreement	160.0
Total	$266.0

Future revenue will include the ongoing amortization of the upfront and milestone payments received through March 31, 2009 and any additional upfront or milestone payments earned under current or new agreements.

Research & Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2009	2008	$	%
External research and development	$2.7	$7.4	$(4.7)	(64)%
Employee-related	8.2	10.9	(2.7)	(25)%
Stock-based compensation	3.0	2.7	0.3	11%
Facilities, depreciation and other allocated	5.7	5.8	(0.1)	(2)%
Total research and development expenses	$19.6	$26.8	$(7.2)	(27)%

Research and development expenses decreased for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a decrease in external costs and lower employee related expenses due to the reduction in force announced in April 2008. The decrease in external costs was due to lower expenses related to telavancin.

Research and development expenses for the remainder of 2009 are expected to be driven largely by employee related expenses, costs associated with our ongoing efforts to obtain FDA approval for the telavancin cSSSI and HAP NDAs, continued development efforts in our PUMA and GI Motility programs, as well as costs associated with new drug discovery programs.

Under our agreement with Astellas, we are responsible for completion of the telavancin Phase 3 programs, publication of the results of these studies and preparation and submission of an NDA to the FDA for the cSSSI and HAP indications. We are also responsible for the manufacture of approximately six months of first commercial sale stock for launch of telavancin in the United States, and for providing Astellas with a commercially validated manufacturing process so that it can manufacture telavancin thereafter. The telavancin cSSSI NDA remains under regulatory review and the FDA accepted for review our telavancin NDA for HAP in April 2009. We are reliant on the efforts of third parties, including contract research organizations, consultants, our partner Astellas, and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which all of these responsibilities will be completed, in particular the time and costs required to complete regulatory review of both the cSSSI and the HAP NDAs and to complete the transfer of the telavancin U.S. commercial launch supply and manufacturing process to Astellas, we anticipate that our aggregate net external costs associated with our obligations with regard to telavancin described above will be towards the upper end of the range of $160.0 million to $170.0 million. In addition, if the regulatory approval of telavancin is substantially further delayed or denied by the FDA, if the FDA determines that our data is insufficient to support extended shelf life, or if the telavancin inventory is otherwise not realizable, we may be required to expense a portion or all of the $5.6 million capitalized inventory costs as of March 31, 2009 and/or have additional inventory manufactured.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2009	2008	$	%
General and administrative	$7.1	$9.2	$(2.1)	(23)%

General and administrative expenses decreased for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to lower employee and facilities related costs due to the reduction in force announced in April 2008.

We anticipate general and administrative expenses for the remaining quarters of 2009 to remain at similar levels as the three months ended March 31, 2009.

Restructuring charges

In response to the completion of our Phase 3 development activities with telavancin and to reduce our overall cash burn rate, we announced a plan to reduce our workforce by approximately 40% through layoffs from all departments throughout the organization in April 2008.

In February 2009, we entered into a sublease agreement with a third party to sublease excess space in a portion of one of our South San Francisco, CA buildings. The sublease has a 37 month term that began in March 2009. In the quarter ended March 31, 2009, we recorded an additional restructuring charge of $1.3 million of which $1.1 million represents the fair value of our lease payments and expenses less sublease income through March 2012.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three months ended March 31, 2009:

(in millions)	Employee Severance and Benefits	Excess Facilities
Balance as of December 31, 2008	$0.5	$—
Restructuring charges accrued	—	1.2
Cash payments	(0.4)	(0.1	)*
Adjustments	—	—
Balance as of March 31, 2009	$0.1	$1.1

*  Includes fair value of cash payments less sublease payments received

Several of our employees impacted by the restructuring plan announced in April 2008 have future service requirements extending beyond March 31, 2009. As a result, we anticipate that approximately $0.1 million of additional severance and other termination benefits will be recognized over their service periods through the end of 2009. The restructuring accrual related to employee severance and benefits is recorded within accrued personnel-related expenses and the restructuring accrual related to excess facilities is recorded within other accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets.

Interest and other income, net

Interest and other income, net, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2009	2008	$	%
Interest and other income, net	$0.6	$1.7	$(1.1)	(65)%

Interest and other income, net, includes interest income earned on cash, cash equivalents and marketable securities, net realized gains on marketable securities, investment management fees on investments and net sublease income on facilities. Interest and other income, net, decreased for the three months ended March 31, 2009 compared to the same period in 2008 primarily due lower average investment balances as well as lower average market rates of return during the periods in 2009.

We expect interest and other income to fluctuate in the future due to changes in average cash, cash equivalents and marketable securities balances and market interest rates.

Interest expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2009	2008	$	%
Interest expense	$1.5	$1.1	$0.4	36

Interest expense primarily consists of interest expense and debt amortization costs on our convertible subordinated notes issued in January 2008, as well as interest expense on other debt arrangements. Interest expense increased for the three months ended March 31, 2009 compared to the same period in 2008 due to a full quarter of interest expense and debt amortization costs on our convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration agreements. As of March 31, 2009 and December 31, 2008, we had $178.9 million and $200.6 million, respectively, in cash, cash equivalents and marketable securities, in each case excluding $3.8 million in restricted cash that was pledged as collateral for certain of our leased facilities.

Although we expect our net cash used in operations to be lower in 2009 compared to 2008, we expect to incur substantial expenses as we continue our discovery and development efforts, particularly to the extent we advance our product candidates into clinical studies, which are very expensive. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans, milestone forecasts and spending assumptions. We are likely to require additional capital to fund operating needs thereafter. If our current operating plans, milestone forecasts or spending assumptions change, then we may require additional funding sooner in the form of public or private equity offerings or debt financings. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all, particularly if global financial and economic conditions do not improve or worsen. This could leave us without adequate financial resources to fund our operations as presently conducted.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(in millions)	2009	2008
Net cash used in operating activities	$(26.8)	$(35.8)
Net cash provided by (used in) investing activities	$2.5	$(136.3)
Net cash provided by financing activities	$4.9	$166.9

The decrease in cash used in operations for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to a lower net loss and lower disbursements for accounts payable and accrued liabilities that was partially offset by adjustments for higher recognition of deferred revenue.

The decrease in cash used in investing activities in the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to higher purchases of marketable securities as a result of investing the proceeds of our convertible subordinated notes offering which closed in the first quarter of 2008.

The decrease in cash provided by financing activities in the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to net proceeds of $166.7 million received from the closing of our convertible subordinated notes offering in the first quarter of 2008.

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

Effect of Recent Accounting Pronouncements

On January 1, 2009, we adopted SFAS No. 157, “Fair Value Measurements” for our non-financial assets and non-financial liabilities and have determined that the adoption had no material impact on our financial position, results of operations and cash flows.

In November 2007, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-1 (EITF 07-1), “Accounting for Collaborative Arrangements”, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. We adopted EITF 07-1 effective January 1, 2009 and have determined that the adoption had no material impact on our financial position, results of operations and cash flows.

In June 2008, the EITF ratified a consensus on EITF Issue No. 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. We adopted EITF 07-5 effective January 1, 2009 and have determined that the adoption had no material impact on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2008 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risks Related to our Business

If the U.S. Food and Drug Administration (FDA) does not approve progression of any portion of the Horizon program into Phase 3 studies based upon results from clinical studies that are either completed or currently in progress, the Horizon program will be significantly delayed, our business will be materially harmed, and the price of our securities could fall.

In late 2008 and early 2009, we announced results from multiple Horizon program Phase 2b asthma studies and a chronic obstructive pulmonary disease (COPD) study. Any adverse developments or results or perceived adverse developments or results with respect to the Horizon program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

If telavancin is not approved by regulatory agencies, including the FDA, our business will be adversely affected and the price of our securities could fall.

Telavancin is the first product candidate for which we submitted a new drug application (NDA) to the FDA. In October 2007, we received an approvable letter from the FDA indicating that our telavancin NDA for the treatment of complicated skin and skin structure infections (cSSSIs) is approvable, subject to: resolution of current good manufacturing practices (cGMP) compliance issues not specifically related to telavancin at our third-party manufacturer; and submission of revised labeling or re-analyses of clinical data or additional clinical data. Although we believe that no additional clinical studies will need to be initiated to respond to the issues raised in the approvable letter, there can be no assurance that we will be able to respond fully or adequately to the FDA’s requests using currently existing clinical data, that our third-party manufacturer will successfully resolve the cGMP issues that the FDA noted, or that the FDA will approve the cSSSI telavancin NDA on the basis of existing preclinical and clinical data or at all. If we are required to undertake additional clinical trials or to identify and qualify a new contract manufacturer for telavancin, we would incur significant additional cost and regulatory action on our NDA would be materially delayed. In March 2008, the FDA accepted for review our complete response to the approvable letter. In November 2008, the FDA’s Anti-Infective Drugs Advisory Committee (AIDAC) gave telavancin a favorable recommendation for the treatment of cSSSIs caused by Gram-positive bacteria, provided that an acceptable risk management program can be developed to prevent its unintended use in pregnant women and women of child-bearing potential.  In late February 2009, we announced that we had received a complete response letter from the FDA requiring a risk evaluation and mitigation strategy (REMS), data on patients with certain renal risk factors from the cSSSI and hospital-acquired pneumonia (HAP) studies, revisions to the draft label, and a safety update. In April 2009, FDA accepted for review our response to the complete response letter and assigned a Prescription Drug User Fee Act (PDUFA) goal date of September 16, 2009.

In October 2008, we announced that Astellas Pharma Europe B.V., a subsidiary of our telavancin partner, Astellas Pharma Inc., voluntarily withdrew the European marketing authorization application (MAA) for telavancin for the treatment of complicated skin and soft tissue infections (cSSTI) from the European Medicines Agency (EMEA) based on communications from the Committee for Medicinal Products for Human Use (CHMP) of the EMEA that the data provided were not sufficient to allow the CHMP to conclude a positive benefit-risk balance for telavancin for the sole indication of cSSTI at that time. We continue to evaluate European regulatory strategy for cSSTI with our partner, Astellas. Based on discussions with our partner, we currently expect Astellas to submit a telavancin MAA for the treatment of HAP later in 2009. Astellas Pharma Canada Inc. is in discussions with the Therapeutics Product Division (TPD) of Health Canada, the Canadian pharmaceuticals regulatory authority, on the proposed product monograph statements for telavancin in the treatment of cSSSI in Canada, which is required prior to approval of a new medicine in Canada. However, to date Astellas has not been able to reach agreement with TPD. If there is no agreement on the product monograph statements, then TPD may issue a “Notice of Non-Compliance.” If this occurs, Astellas will respond to the Notice within 90 days.

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

In January 2009 we submitted a NDA to FDA for the additional indication of HAP for telavancin and in April 2009 FDA accepted it for review and assigned a PDUFA goal date of November 26, 2009. Regulatory action with respect to this application could take a significant amount of time and could require that we present data from our HAP program at an AIDAC meeting, or that we undertake additional studies. Any adverse developments or perceived adverse developments with respect to our efforts to obtain approval of telavancin for the HAP indication, including a negative outcome from an AIDAC meeting, could cause the price of our securities to fall.

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

In April 2008 we commenced a significant workforce restructuring involving the elimination of approximately 40% of our positions through layoffs from all departments throughout our organization, including senior management. Our objective with the restructuring was to reduce our overall cash burn rate and focus on our key clinical programs while maintaining core research and exploratory development capability. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key programs may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty partnering our product candidates, successfully completing research and development efforts and adequately monitoring our partners’ development and commercialization efforts. In addition, we may in the future decide to restructure operations and reduce expenses further by taking such measures as additional reductions in our workforce and program spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring, or any future restructuring, we will have sufficient cash resources to allow us to fund our operations as planned.

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

Several well-publicized approvable and complete response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include black-box warnings and changes in approved indications over the last few years, as well as growing public and governmental scrutiny of safety issues, have created an increasingly conservative regulatory environment. The implementation of new laws and regulations may increase uncertainty regarding the approvability of a new drug. In addition, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal Risk Evaluation and Management Strategies (REMS) at the FDA’s discretion. These new laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s review and approval of product candidates, including telavancin. For example, in late February 2009 we announced that we had received a complete response letter regarding our telavancin cSSSI NDA requiring, among other things, a REMS. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, our business will fail.

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

•                  a regional disturbance where we or our collaborative partners are enrolling patients in our clinical trials, such as a pandemic, terrorist activities or war, or a natural disaster; and

•                  varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

We have had manufactured sufficient telavancin API and drug product for the anticipated six-month commercial launch supply in the event telavancin is approved for sale by regulatory authorities. However, our telavancin drug product has a limited shelf-life. If regulatory approval of telavancin is substantially further delayed or denied by the FDA, if the FDA determines that our data is insufficient to support extended shelf life, or if the telavancin inventory is otherwise not realizable, we may be required to expense a portion or all of the capitalized inventory costs and/or have additional inventory manufactured. We have a single source of supply of telavancin API and a single source of supply of telavancin drug product. During a mid-2007 audit of our supplier for telavancin drug product, a district office of the FDA noted deficiencies, not specifically related to the manufacture of telavancin drug product, with the supplier’s quality and laboratory systems at the plant where telavancin is manufactured. In November 2007, the supplier received a warning letter from the FDA related to these issues. In March 2008, the FDA completed an on-site inspection of our supplier which resulted in the FDA issuing a Form 483, or a record of the FDA’s observations, to the supplier. Our supplier has advised us that it submitted its response to the Form 483 in April 2008. The approvable letter that we received from the FDA in October 2007 indicated that the telavancin cSSSI NDA is approvable subject to, among other things, our supplier’s resolution of its cGMP compliance issues that are not specifically related to the manufacture of telavancin. We believe, based on communications with our supplier, that the status of our supplier has been changed by the FDA to allow products that are manufactured by our supplier to be approved. However, until final action by the FDA on our telavancin NDA, we will not know if there has been final resolution of the issues noted in its warning letter. Accordingly, we are unable to predict the amount of time it will take for the supplier and the FDA to resolve these compliance issues in a formal manner, and any material further delay will harm our business and could cause the price of our securities to fall. We may begin the process of identifying and qualifying an alternative manufacturer for telavancin. This process would involve significant cost to us and could take twelve to eighteen months to complete, which could cause a material further delay to approval of our cSSSI NDA. Further, if Astellas does not accept our commercial launch supplies or is unable to arrange for the expanded commercial manufacture of telavancin, the commercial introduction of telavancin, if approved, would be adversely affected and the price of our securities may fall.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of March 31, 2009, we had an accumulated deficit of approximately $1.1 billion.

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

Global financial and economic conditions have had an impact on our industry, may adversely affect our business and financial condition in ways that we currently cannot predict, and may limit our ability to raise additional funds.

Global financial conditions and general economic conditions, including the decreased availability of credit, have had an impact on our industry, and may adversely affect our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital or debt markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which would have an adverse effect on our ability to fund our operations as planned. In addition, many biotechnology and biopharmaceutical companies with limited funds have been unable to raise capital during this period of financial and economic uncertainty and volatility, and they are left with limited alternatives including merging with other companies or out-licensing their assets. The large number of companies in this situation has led to a sudden increase in supply of biotechnology and biopharmaceutical assets, which disadvantages companies like us that intend to partner certain of their assets.

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

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they may terminate our partnership with them. In either event, we may be unable to assume the development and commercialization of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. In addition, with the exception of product candidates in our Horizon program, our partners generally are not restricted from developing and commercializing their own products and product candidates that compete with those licensed from us. For example, GSK currently has at least one competing LAMA product candidate that is further advanced in development than our LAMA product candidate which it licensed from us in 2004 and returned to us in February 2009 under the terms of the strategic alliance agreement. If a partner elected to promote its own products and product candidates in preference to those licensed from us, future payments to us could be reduced and our business and financial condition would be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of the partner. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If the telavancin cSSSI NDA is approved by FDA, we will need to implement its commercial launch with our partner Astellas. Preparing for and executing a launch could raise issues of potential conflict between Astellas and us which, if not resolved in a timely manner, could adversely impact the timing, strategy and success of the commercial introduction of telavancin.

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

In addition, while our strategic alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize certain of our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has licensed our LAMA program and our MABA program under the terms of the strategic alliance agreement and has chosen not to license our bacterial infections program, our anesthesia program and our GI Motility Dysfunction program. In February 2009, GSK returned the LAMA program to us because the current formulation of the lead product candidate is incompatible with GSK’s proprietary inhaler device. There can be no assurance that GSK will license any other development program under the terms of the strategic alliance agreement, or at all. GSK’s failure to license our development programs or its return of programs to us could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect both our ability to enter into collaborations for these product candidates with third parties and the price of our securities.

Our relationship with GSK may have a negative effect on our ability to enter into relationships with third parties.

As of April 30, 2009, GSK beneficially owned approximately 15% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. Because GSK may license these three development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

We have active collaborations with GSK for the Horizon and MABA programs and with Astellas for telavancin, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108, our lead GI Motility Dysfunction compound, and TD-1792, our investigational antibiotic, has successfully completed a Phase 2 proof-of-concept study, and TD-4208, our LAMA compound that GSK returned to us in February 2009 under the terms of the strategic alliance agreement, has completed a Phase 1 study. We currently intend to pursue collaboration arrangements for the development and commercialization of these compounds. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially with the effects of the global financial crisis on the biotechnology and biopharmaceutical industries driving many companies to seek to sell or license their assets, and we may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates.

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

The FDA enforces good clinical practices and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators and trial sites. For example, in connection with the FDA’s review of our telavancin NDA for the treatment of cSSSI, the FDA conducted inspections of Theravance and certain of our study sites, clinical investigators and a CRO, and the FDA’s evaluation of these inspections resulted in additional inspections of study sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GCPs, the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs.

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

As of April 30, 2009, GSK beneficially owned approximately 15% of our outstanding capital stock, and GSK has the right to maintain its percentage ownership of our capital stock. In addition, GSK currently has the right to designate one member to our board of directors. While there are currently no GSK designated directors on our board of directors, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over changes in our business. Further, pursuant to our certificate of incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constituted a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2009, we owned 145 issued United States patents and 587 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

•                  our ability to generate revenues and achieve profitability; and

•                  the availability of capital.

Legislative proposals to reform healthcare and government insurance programs, the new Presidential administration and its focus on health care costs, along with the trend toward managed healthcare in the United States could influence the purchase of healthcare products and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market our potential medicines and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of probable further health care reform could significantly reduce potential revenues from the sale of any product candidates approved in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential medicines that may be approved in the future at a price acceptable to us or our collaborators.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, in particular during 2008 and 2009. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                  any adverse developments or perceived adverse developments with respect to our telavancin cSSSI NDA, including, without limitation, any outcome other than “approval” of our NDA by the FDA;

•                  any adverse developments or perceived adverse developments with respect to regulatory matters concerning telavancin in any foreign jurisdiction, in particular the MAA that we expect Astellas to file with EMEA and the Notice of Non-Compliance that we expect Astellas to receive from Canada;

•                  any unanticipated delay in the commercial distribution of telavancin if approved by regulatory authorities;

•                  any adverse developments or perceived adverse developments with respect to the FDA’s review of the telavancin HAP NDA, including without limitation FDA’s request for additional information, any major amendment submitted by us, and the outcome from any AIDAC meeting regarding the HAP NDA;

•                  any adverse developments or results or perceived adverse developments or results with respect to the Horizon or MABA programs with GSK, including delays in planned clinical studies or disagreements with regulatory agencies regarding paths for development;

•                  any difficulties or delays encountered with regard to the regulatory path for the Horizon program;

•                  any adverse developments in the clinical and regulatory path for our GI Motility Dysfunction program;

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

•                  the extent to which GSK advances (or does not advance) our product candidates through development into commercialization, such as our experience with our LAMA program licensed from us by GSK in 2004 under the strategic alliance agreement and then returned to us by GSK in February 2009;

•                  any adverse developments or perceived adverse developments with respect to our relationship with GSK;

•                  any adverse developments or perceived adverse developments with respect to our relationship with Astellas, including without limitation, disagreements that may arise between us and Astellas concerning regulatory strategy or the launch of telavancin, if approved, or Astellas’ termination of our telavancin license, development and commercialization agreement, which it now has the right to do;

•                  any adverse developments or results or perceived adverse developments or results with respect to our partnering efforts with our GI Motility Dysfunction program, TD-1792 or TD-4208, the LAMA product candidate that GSK returned to us in February 2009 under the terms of the strategic alliance agreement;

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

As of April 30, 2009, GSK beneficially owned approximately 15% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 13.7% of our outstanding capital stock.  Based on our review of publicly available filings as of April 30, 2009, five stockholders other than GSK collectively owned approximately 50.3% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 6. Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.4	Employee Stock Purchase Plan, as adopted May 27, 2004 and amended April 19, 2005, December 11, 2007 and December 10, 2008
10.52	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan between the registrant and P. Roy Vagelos (2009)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

May 7, 2009	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

May 7, 2009	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.4	Employee Stock Purchase Plan, as adopted May 27, 2004 and amended April 19, 2005, December 11, 2007 and December 10, 2008
10.52	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan between the registrant and P. Roy Vagelos (2009)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350