Form 10-Q
period 2009-06-30
THERAVANCE INC
filed 2009-08-05
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of registrant’s common stock outstanding on July 31, 2009 was 53,790,860.

The number of shares of registrant’s Class A common stock outstanding on July 31, 2009 was 9,401,499.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$61,098	$92,280
Marketable securities	114,585	108,325
Receivable from related party	248	287
Notes receivable	227	266
Prepaid and other current assets	8,315	8,803
Total current assets	184,473	209,961

Restricted cash	1,310	3,810
Property and equipment, net	14,712	16,206
Notes receivable	1,010	1,185
Other long-term assets	4,580	4,994
Total assets	$206,085	$236,156

Liabilities and stockholders’ net capital deficiency
Current liabilities:
Accounts payable	$1,823	$3,277
Accrued personnel-related expenses	7,958	8,932
Accrued clinical and development expenses	2,917	3,434
Other accrued liabilities	5,470	4,407
Current portion of note payable and capital lease	175	117
Current portion of deferred revenue	22,026	23,788
Total current liabilities	40,369	43,955

Convertible subordinated notes	172,500	172,500
Deferred rent	1,280	1,560
Notes payable and capital lease	359	319
Deferred revenue	150,495	152,771
Other long-term liabilities	543	—

Commitments and contingencies

Stockholders’ net capital deficiency:
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized, issuable in series; 53,790 and 52,576 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	538	525
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at June 30, 2009 and December 31, 2008	94	94
Additional paid-in capital	912,070	895,383
Accumulated other comprehensive income	198	501
Accumulated deficit	(1,072,361)	(1,031,452)
Total stockholders’ net capital deficiency	(159,461)	(134,949)
Total liabilities and stockholders’ net capital deficiency	$206,085	$236,156

*                    Condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue (1)	$5,493	$5,505	$15,037	$11,150

Operating expenses:
Research and development	20,020	19,996	39,577	46,775
General and administrative	6,796	7,256	13,848	16,422
Restructuring charges	30	5,063	1,313	5,063
Total operating expenses	26,846	32,315	54,738	68,260

Loss from operations	(21,353)	(26,810)	(39,701)	(57,110)

Interest and other income	1,172	1,295	1,819	2,967
Interest expense	(1,511)	(1,511)	(3,027)	(2,647)
Net loss	$(21,692)	$(27,026)	$(40,909)	$(56,790)
Basic and diluted net loss per share	$(0.35)	$(0.44)	$(0.65)	$(0.93)

Shares used in computing net loss per share	62,842	61,192	62,567	61,098

(1)           Revenue includes amounts from GSK, a related party, of $2,708 and $9,656 for the three and six months ended June 30, 2009, respectively, and $2,830 and $5,654 for the three and six months ended June 30, 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(40,909)	$(56,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,529	4,156
Stock-based compensation	10,387	8,646
Forgiveness of notes receivable	(23)	3
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	545	(3,572)
Accounts payable and accrued liabilities	(1,092)	(3,799)
Accrued personnel-related expenses	(974)	(1,943)
Deferred rent	(280)	(202)
Deferred revenue	(4,038)	(10,150)
Other long-term liabilities	543	(485)
Net cash used in operating activities	(33,312)	(64,136)

Cash flows from investing activities
Purchases of property and equipment	(359)	(791)
Purchases of marketable securities	(54,570)	(241,292)
Maturities of marketable securities	48,065	124,002
Sales of marketable securities	—	13,804
Release of restricted cash	2,500	—
Additions to notes receivable	—	(100)
Payments received on notes receivable	238	160
Net cash used in investing activities	(4,126)	(104,217)

Cash flows from financing activities
Payments on notes payable	(57)	(48)
Proceeds from issuances of common stock	6,313	2,845
Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	166,733
Net cash provided by financing activities	6,256	169,530

Net increase (decrease) in cash and cash equivalents	(31,182)	1,177
Cash and cash equivalents at beginning of period	92,280	86,433
Cash and cash equivalents at end of period	$61,098	$87,610

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008 and the cash flows for the six months ended June 30, 2009 and 2008. The Company has evaluated subsequent events through August 5, 2009, which is the date that the unaudited condensed consolidated financial statements were issued. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2009 or any other period.

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

Inventory

Inventory is stated at the lower of cost or market and is included with prepaid and other current assets in the condensed consolidated balance sheets. Inventory of $5.7 million as of June 30, 2009 consists of commercial launch supplies of the Company’s product candidate telavancin which is currently under regulatory review. Under the Company’s 2005 License, Development and Commercialization Agreement with Astellas Pharma Inc. (Astellas), the Company is responsible to deliver to Astellas approximately six months of first commercial sale stock (as defined) in preparation for the regulatory approval and commercialization of telavancin in the United States.

If the regulatory approval of telavancin is substantially further delayed or denied by the U.S. Food and Drug Administration (FDA), if the FDA determines that the Company’s data are insufficient to support extended shelf life, or if the telavancin inventory is otherwise not realizable, the Company may be required to expense a portion or all of the capitalized inventory costs.

Other-than-Temporary Impairment Assessment

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s conclusion that it does not intend to sell an impaired investment and is not more likely than not to be required to sell the security before it recovers its amortized cost basis. If the Company determines that the impairment of an investment is other-than-temporary, the investment is written down with a charge recorded in interest and other income, net.

Research and Development Costs

Research and development costs are expensed in the period that services are rendered or goods are received. Research and development costs consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain research and development activities on behalf of the Company, net of certain external development costs reimbursed by GlaxoSmithKline plc (GSK) and Astellas.

Fair Value of Share-based Payment Awards

The Company uses the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-based Payment” (SFAS 123(R)). The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method of transition. Share-based compensation arrangements covered by SFAS 123(R) currently include stock options granted, restricted shares issued, restricted stock unit awards (RSUs) granted and performance-contingent RSUs granted under the 2004 Equity Incentive Plan and the 2008 New Employee Equity Incentive Plan and purchases of common stock by the Company’s employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan (ESPP). The estimated fair value of stock options, restricted shares and RSUs is expensed on a straight-line basis over the expected term of the grant and the fair value of performance-contingent RSUs is expensed during the term of the award when the Company determines that it is probable that certain performance milestones will be met. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

In conjunction with the adoption of SFAS 123(R), the Company changed its method of expensing the value of stock-based compensation from the accelerated method to the straight-line single-option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated method over the vesting period while the compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense for stock options and RSUs has been reduced for estimated forfeitures so that compensation expense is based on options and RSUs ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated annual forfeiture rates for stock options and RSUs are based on its historical forfeiture experience.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS No. 115-2 and SFAS No. 124-2). FSP SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted FSP SFAS No. 115-2 and SFAS No. 124-2 in the three months ended June 30, 2009 and has determined that the adoption had no material impact on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS No. 107-1 and APB No. 28-1). This FSP amends FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods. The Company adopted FSP SFAS No. 107-1 and APB No. 28-1 in the three months ended June 30, 2009 and has determined that the adoption had no material impact on its financial position, results of operations and cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 in the three months ended June 30, 2009 and has determined that the adoption had no material impact on its financial position, results of operations and cash flows.

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

Potential common shares that were excluded from the calculation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Shares issuable upon the exercise of stock options	9,179	11,070	9,529	11,080
Shares issuable under performance-contingent restricted stock unit awards	992	1,745	997	1,826
Shares issuable under restricted stock unit awards	1,890	448	1,524	230
Shares issuable upon the conversion of convertible debt	6,668	6,668	6,668	5,825

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2009	2008	2009	2008
Basic and diluted:
Net loss	$(21,692)	$(27,026)	$(40,909)	$(56,790)

Weighted average shares of common stock outstanding	62,919	61,285	62,644	61,191
Less: unvested restricted shares	(77)	(93)	(77)	(93)
Weighted average shares used in computing basic and diluted net loss per common share	62,842	61,192	62,567	61,098
Basic and diluted net loss per share	$(0.35)	$(0.44)	$(0.65)	$(0.93)

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in other comprehensive income, which consists of net unrealized gains and losses on the Company’s marketable securities. Comprehensive loss for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(21,692)	$(27,026)	$(40,909)	$(56,790)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(129)	(372)	(303)	(67)
Comprehensive loss	$(21,821)	$(27,398)	$(41,212)	$(56,857)

4.  Restructuring Charges

In response to the completion of its Phase 3 development activities with telavancin and to reduce its overall cash burn rate, the Company announced a plan to reduce its workforce by approximately 40% through layoffs from all departments throughout the organization in April 2008.

In February 2009, the Company entered into a sublease agreement with a third party to sublease excess space in a portion of one of its South San Francisco, CA buildings. The sublease has a 37 month term that began March 2009. For the six months ended June 30, 2009, the Company recorded a restructuring charge of $1.3 million of which $1.1 million represents the fair value of the Company’s lease payments and expenses less sublease income through March 2012.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the six months ended June 30, 2009:

(in thousands)	Employee Severance and Benefits	Excess Facilities
Balance as of December 31, 2008	$502	$—
Restructuring charges accrued	50	1,264
Cash payments	(431)	(379	)*
Adjustments	—	—
Balance as of June 30, 2009	$121	$884

*  Includes fair value of cash payments less sublease payments received

To date, the cumulative amount of restructuring charges incurred was $6.8 million.

Several of the Company’s employees impacted by the restructuring plan announced in April 2008 have future service requirements extending beyond June 30, 2009. As a result, the Company anticipates that approximately $0.1 million of additional severance and other termination benefits will be recognized over their service periods through the end of 2009. The restructuring accrual related to employee severance and benefits is recorded within accrued personnel-related expenses and the restructuring accrual related to excess facilities is recorded within other accrued liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.

5.  Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through June 30, 2009, the Company has received $170.0 million in upfront, milestone and other fees from Astellas and the Company is eligible to receive up to an additional $50.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world, primarily in the U.S. The Company recorded the payments as deferred revenue to be amortized ratably over its estimated period of performance (development and commercialization period). The Company recognized $2.8 million and $2.7 million in revenue under this agreement in the three months ended June 30, 2009 and 2008, respectively, and $5.4 million and $5.5 million in the six months ended June 30, 2009 and 2008, respectively. In April 2009, the FDA accepted the Company’s nosocomial pneumonia (NP, also known as hospital acquired pneumonia or HAP) NDA filing. The NDA filing triggered a $10.0 million milestone payment from Astellas which the Company received and recorded as deferred revenue in April 2009.

If telavancin is commercialized, the Company will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, the Company is responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for complicated skin and skin structure infections (cSSSI) and NP, as well as for the manufacture of approximately six months of first commercial sale stock for launch of telavancin in the United States, and Astellas is responsible for substantially all other costs associated with commercialization and further development of telavancin.

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

In connection with the Horizon program, in 2002 the Company received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of the Company’s Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, the Company was eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through June 30, 2009, the Company has received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK’s ICS, fluticasone furoate. Accordingly, the Company does not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, the Company would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next two years. In addition, the Company is entitled to receive the same royalties on sales of medicines from the Horizon program, regardless of whether the product candidate originated with Theravance or with GSK. The Company is entitled to receive royalties of 15% on the first $3.0 billion of annual net sales, and 5% on annual net sales above $3.0 billion, for approved single-agent LABA and combination LABA-ICS medicines. Sales of single agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

The Company recorded the initial cash payment and subsequent milestone payments as deferred revenue to be amortized ratably over its estimated period of performance (the product development period). Collaboration revenue from GSK was $1.3 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $2.5 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively.

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

In connection with the strategic alliance with GSK, the Company received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of the Company’s programs under the agreement, which it currently estimates to be through September 2011. In connection with the strategic alliance, the Company recognized $0.7 million in revenue for each of the three months ended June 30, 2009 and 2008 and $1.4 million in revenue for each of the six months ended June 30, 2009 and 2008. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of the Company’s Class A common stock for an aggregate purchase price of $108.9 million.

Through June 30, 2009, the Company has received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of the Company’s initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license the Company’s LAMA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of the Company’s LAMA program. Through June 30, 2009, the Company received a milestone payment from GSK of $3.0 million related to clinical progress of the Company’s product candidate. These payments were being amortized ratably over the estimated period of performance (the product development period). During the three months ended March 31, 2009, the Company recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to the Company from GSK. The recognition of the remaining deferred revenue related to the LAMA program had a favorable impact on basic and diluted net loss per share of $0.07 for the six months ended June 30, 2009.  For the three and six months ended June 30, 2008, the Company recognized $0.2 million and $0.4 million, respectively, in revenue related to the LAMA program.

In March 2005, GSK exercised its right to license the Company’s MABA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s

MABA program. Through June 30, 2009, the Company received milestone payments from GSK of $13.0 million related to clinical progress of its candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). In connection with the MABA program, the Company recognized $0.8 million and $0.3 million in revenue for the three months ended June 30, 2009 and 2008, respectively and $1.5 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively.

6.  Marketable Securities

The Company manages, monitors and measures its investments in highly liquid investment-grade securities by major security type. The following is a summary of the Company’s cash, cash equivalents, marketable securities and restricted cash by major security type at June 30, 2009 and December 31, 2008:

	June 30, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$45,402	$29	$(1)	$45,430
U.S. government agency securities	37,915	143	—	38,058
U.S. corporate notes	22,102	36	(13)	22,125
U.S. commercial paper	8,969	3	—	8,972
Money market funds	62,408	—	—	62,408
Total	176,796	211	(14)	176,993

Less amounts classified as cash and cash equivalents	(61,098)	—	—	(61,098)
Less amounts classified as restricted cash	(1,310)	—	—	(1,310)
Amounts classified as marketable securities	$114,388	$211	$(14)	$114,585

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$39,483	$149	$—	$39,632
U.S. government agency securities	28,785	284	—	29,069
U.S. corporate notes	19,635	55	(13)	19,677
U.S. commercial paper	24,916	26	—	24,942
Certificates of deposit	60	—	—	60
Money market funds	91,035	—	—	91,035
Total	203,914	514	(13)	204,415

Less amounts classified as cash and cash equivalents	(92,280)	—	—	(92,280)
Less amounts classified as restricted cash	(3,810)	—	—	(3,810)
Amounts classified as marketable securities	$107,824	$514	$(13)	$108,325

The estimated fair value amounts were determined using available market information. At June 30, 2009, 100% of marketable securities have contractual maturities within twelve months and the average duration of marketable securities was approximately five months. The Company does not intend to sell the investments which are in an unrealized loss position and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2009 were temporary in nature.

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

The fair values of the Company’s financial assets were as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$45,430	$—	$—	$45,430
U.S. government agency securities	38,058	—	—	38,058
U.S. corporate notes	12,037	10,088	—	22,125
U.S. commercial paper	—	8,972	—	8,972
Money market funds	62,408	—	—	62,408
Total	$157,933	$19,060	$—	$176,993

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$39,632	$—	$—	$39,632
U.S. government agency securities	28,103	966	—	29,069
U.S. corporate notes	9,712	9,965	—	19,677
U.S. commercial paper	—	24,942	—	24,942
Certificates of deposit	60	—	—	60
Money market funds	91,035	—	—	91,035
Total	$168,542	$35,873	$—	$204,415

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

The following table presents the carrying values and estimated fair values for the notes as of June 30, 2009 and December 31, 2008. The estimated fair value amounts were determined using available market information.

	June 30, 2009		December 31, 2008
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Convertible subordinated notes	$172,500	$126,204	$172,500	$103,931

9.  Stock-Based Compensation

Equity Incentive Plans

The Company issues stock options, restricted stock awards and RSUs under the 2004 Equity Incentive Plan (which includes shares remaining available for issuance under the Company’s 1997 Stock Option Plan and Long-Term Stock Option Plan), as amended (the 2004 Plan) and the 2008 New Employee Equity Incentive Plan, as amended (the 2008 Plan).

2008 New Employee Equity Incentive Plan

In January 2008, the Company adopted the 2008 Plan and reserved 500,000 shares of common stock for issuance under the 2008 Plan. The 2008 Plan provides for the granting of non-qualified stock options, restricted stock awards and RSUs to newly hired employees. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years. For the six months ended June 30, 2009, the Company granted stock options to purchase 133,000 shares at a weighted average exercise price of $14.83 and granted 10,000 RSUs with a weighted-average fair value of $14.31 per share under the 2008 Plan. For the six months ended June 30, 2008, no options, restricted stock or RSUs were granted under the 2008 Plan. As of June 30, 2009, there were 162,374 shares remaining available for issuance under the 2008 Plan. On July 21, 2009, the Company’s compensation committee approved an amendment to the 2008 Plan which increased the number of shares authorized for issuance under the 2008 Plan from 500,000 to 700,000 shares.

2004 Equity Incentive Plan

The 2004 Plan provides for the granting of stock options, restricted stock awards, stock appreciation rights and RSUs to employees, officers, directors and consultants of the Company. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years. For the six months ended June 30, 2009, the Company granted 928,911 RSUs with a weighted-average fair value of $14.66 per share and 42,000 stock options with a weighted-average exercise price of $14.98 per share under the 2004 Plan. For the six months ended June 30, 2008, the Company granted 89,394 RSUs with a weighted-average fair value of $12.98 per share and 1,500 stock options with a weighted-average exercise price of $12.97 per share under the 2004 Plan. As of June 30, 2009, there were 812,840 shares remaining available for issuance under the 2004 Plan.

For the six months ended June 30, 2009 and 2008, the Company granted zero and 113,636 performance-contingent RSUs, respectively, to employees. These performance-contingent RSUs have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones during 2009, as well as a requirement for continued employment through 2009 and 2010. The issuance of shares underlying the RSUs would occur, if at all, during 2009 and 2010. Expense associated with RSUs will be recognized, if any, during 2009, depending on the probability of meeting the performance milestones. As of June 30, 2009, the Company had determined that none of the requisite performance milestones were probable and as a result, no compensation expense has been recognized.

The total intrinsic value of RSUs that vest solely over time at June 30, 2009 was $40.7 million. For the three and six months ended June 30, 2009, the Company expensed $2.2 million and $3.5 million, respectively, related to these RSUs. For the six months ended June 30, 2009, 352,928 of these RSUs vested.

The following table summarizes equity award activity under the 2008 Plan and the 2004 Plan and related information:

(in thousands, except per share data)	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Shares Subject to Outstanding RSUs	Weighted-Average Fair Value per Share at Grant
Balance at December 31, 2008	1,669	9,953	$16.01	2,260	$21.51
Granted	(958)	89	14.18	869	14.64
Exercised	—	(618)	8.22	—	—
Released	—	—	—	(86)	19.71
Forfeited	233	(172)	28.00	(61)	17.10
Shares Withheld for Taxes	8	—	—	—	—
Balance at March 31, 2009	952	9,252	16.29	2,982	19.82
Granted	(156)	86	15.58	70	14.93
Exercised	—	(65)	6.76	—	—
Released	—	—	—	(266)	13.25
Forfeited	173	(168)	23.61	(5)	14.09
Shares Withheld for Taxes	6	—	—	—	—
Balance at June 30, 2009	975	9,105	$16.21	2,781	$20.30

Employee Stock Purchase Plan

As of June 30, 2009, a total of 1,475,000 shares of common stock were approved and authorized for issuance under the ESPP. On April 24, 2009, the Company’s stockholders approved an amendment to the ESPP which increased the number of shares authorized for issuance under the ESPP from 925,000 to 1,475,000 shares. Through June 30, 2009, the Company issued 837,325 shares under the ESPP at an average price of $11.92 per share. Total stock-based compensation expense recognized relating to the ESPP was $0.4 million and $35,000 for the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.

Valuation Assumptions

The assumptions used to value employee stock-based compensation expense for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee stock options
Risk-free interest rate	1.65%-2.92%	3.50%-3.50%	1.55%-3.07%	2.74%-3.50%
Expected life (in years)	5-6	6	6	6
Volatility	0.51	0.49	0.49-.57	0.49
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of stock options granted	$7.58	$6.60	$7.79	$9.75

Employee stock purchase plan issuances
Risk-free interest rate	0.29%-0.88%	2.21%-2.80%	0.29%-0.88%	2.21%-2.80%
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	0.71-0.84	0.45-0.70	0.71-0.84	0.45-0.70
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of ESPP issuances	$6.46	$5.42	$6.46	$5.42

Stock-based compensation expense consists of the compensation cost for employee share-based awards, including employee stock options, RSUs and restricted stock, and the value of options and RSUs issued to non-employees for services rendered. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Research and development	$3,055	$1,870	$6,062	$4,592
General and administrative	2,219	1,862	4,325	4,054
Total	$5,274	$3,732	$10,387	$8,646

As of June 30, 2009, there was $16.1 million, $23.2 million and $1.0 million of total unrecognized compensation cost related to unvested stock options, RSUs (excluding performance-contingent RSUs) and restricted stock awards, respectively. These amounts are expected to be recognized over a weighted-average period of approximately 2.2 years, 3.2 years and 2.7 years, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

10.  Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “designed,” “estimates,” “expects,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could materially differ from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to those discussed below in “Risk Factors” in Item 1A of Part II and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Our key programs include: telavancin for the treatment of serious Gram-positive bacterial infections with Astellas Pharma Inc. (Astellas) and the Horizon program and the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GlaxoSmithKline plc (GSK). By leveraging our proprietary insight of multivalency to drug discovery focused primarily on validated targets, we are pursuing a next generation strategy designed to discover superior medicines in areas of significant unmet medical need.

Our net loss for the three months ended June 30, 2009 was $21.7 million compared to $27.0 million during the same period of 2008, or a 20% decrease. For the three months ended June 30, 2009, research and development costs were even while general and administrative costs decreased by 7% when compared to the same period of 2008. Cash, cash equivalents and marketable securities totaled $175.7 million at June 30, 2009, a decrease of $24.9 million since December 31, 2008. The decrease was primarily due to cash used in operations.

Following are updates on the progress of our key programs:

Horizon

GSK has engaged with European and U.S. regulatory agencies to discuss study designs for the Horizon Phase 3 programs to evaluate a combination of a long-acting beta agonist (LABA) and an inhaled corticosteroid (ICS) for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. GSK currently expects to initiate the Phase 3 program in COPD in October 2009.  This program will include active comparators to evaluate the potential for superiority. GSK is waiting for feedback from the U.S. Food and Drug Administration (FDA) on the development of LABAs in asthma before finalizing the asthma Phase 3 program.

Telavancin

In late April 2009, the FDA accepted for review our response to the February 2009 Complete Response letter, which outlined requirements for approval of telavancin for the treatment of complicated skin and skin structure infections (cSSSI). The FDA assigned a Prescription Drug User Fee Act (PDUFA) goal date of September 16, 2009.

In early April 2009, the FDA accepted the filing of our New Drug Application (NDA) for telavancin for the treatment of nosocomial pneumonia (also known as hospital-acquired pneumonia) caused by Gram-positive bacteria such as methicillin-resistant Staphylococcus aureus (MRSA). The FDA has established a standard 10-month review for this NDA, with a PDUFA goal date of November 26, 2009. In conjunction with the filing of our NDA, in April 2009 we received a milestone payment of $10.0 million from our partner, Astellas.

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the three and six months ended June 30, 2009 compared to those discussed in our Annual Report on Form 10-K filed on February 26, 2009 (2008 10-K).

Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this potential medicine. Through June 30, 2009, we have received $170.0 million in upfront, milestone and other fees from Astellas and we are eligible to receive up to an additional $50.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world, primarily in the U.S. We recorded the payments as deferred revenue to be amortized ratably over our estimated period of performance (development and commercialization period). We recognized $2.8 million and $2.7 million in revenue under this agreement in the three months ended June 30, 2009 and 2008, respectively, and $5.4 million and $5.5 million in the six months ended June 30, 2009 and 2008, respectively. In April 2009, the FDA accepted our nosocomial pneumonia NDA filing. The NDA filing triggered a $10.0 million milestone payment from Astellas which we received and recorded as deferred revenue in April 2009.

If telavancin is commercialized, we will be entitled to receive royalties on global sales of telavancin by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, we are responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and nosocomial pneumonia, as well as for the manufacture of approximately six months of first commercial sale stock for launch of telavancin in the United States, and Astellas is responsible for substantially all other costs associated with commercialization and further development of telavancin.

Horizon Program with GSK

In November 2002, we entered into our Horizon collaboration with GSK to develop and commercialize a LABA product candidate both as a single agent new medicine for the treatment of COPD and as part of a new combination medicine with an ICS for the treatment of asthma and/or a long-acting muscarinic antagonist (LAMA) for COPD.

In connection with the Horizon program, in 2002 we received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of our Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, we were eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through June 30, 2009, we have received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK’s ICS, fluticasone furoate. Accordingly, we do not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next two years. In addition, we are entitled to receive the same royalties on sales of medicines from the Horizon program, regardless of whether the product candidate originated with Theravance or with GSK. We are entitled to receive royalties of 15% on the first $3.0 billion of annual net sales, and 5% on annual net sales above $3.0 billion, for approved single-agent LABA and combination LABA-ICS medicines. Sales of single agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

We recorded the initial cash payment and subsequent milestone payments as deferred revenue to be amortized ratably over the estimated period of performance (the product development period). Collaboration revenue from GSK was $1.3 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $2.5 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively.

2004 Strategic Alliance with GSK

In March 2004, we entered into our strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from our entire full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Under the terms of the strategic alliance, GSK has only one opportunity to license each of our programs. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, we are obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single agent medicines and up to $252.0 million for programs with both a single agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed our two COPD programs: long-acting muscarinic antagonist (LAMA) and muscarinic antagonist-beta2 agonist (MABA). We received $5.0 million payments from GSK in connection with our license of each of our LAMA and MABA programs in August 2004 and March 2005, respectively. GSK has chosen not to license our bacterial infections program, anesthesia program or Gastrointestinal Motility Dysfunction program.

In connection with the strategic alliance with GSK, we received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of our programs under the agreement, which we currently estimate to be through September 2011. In connection with the strategic alliance, we recognized $0.7 million in revenue for each of the three months ended June 30, 2009 and 2008 and $1.4 million in revenue for each of the six months ended June 30, 2009 and 2008. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million.

Through June 30, 2009, we have received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. Through June 30, 2009, we received a milestone payment from GSK of $3.0 million related to clinical progress of our product candidate. These payments were being amortized ratably over the estimated period of performance (the product development period). During the three months ended March 31, 2009, we recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to us from GSK. For the three and six months ended June 30, 2008, we recognized $0.2 million and $0.4 million, respectively, in revenue related to the LAMA program.

In March 2005, GSK exercised its right to license our MABA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through June 30, 2009, we received milestone payments from GSK of $13.0 million related to clinical progress of our candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). In connection with the MABA program, we recognized $0.8 million and $0.3 million in revenue for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively.

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year periods, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
Revenue	$5.5	$5.5	$—	—%	$15.0	$11.2	$3.8	34%

Revenue increased for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to recognition of the remaining $4.2 million deferred revenue for the LAMA program as a result of the program being returned to us from GSK in the three months ended March 31, 2009. Upfront and milestone payments received from GSK and Astellas are deferred upon receipt and are being amortized ratably into revenue over the applicable estimated performance periods with end dates ranging between 2011 and 2021. We periodically review the estimated performance periods of our contracts based on the progress of our programs. The remaining revenue for the three months and six months ended June 30, 2009 and 2008 consisted of the amortization of upfront and milestone payments from GSK related to our Horizon collaboration and our strategic alliance and from Astellas related to our telavancin collaboration. The table below reflects the upfront and milestone payments received through June 30, 2009:

Agreements/Programs (in millions)	Upfront and Milestone Payments
GSK Collaborations
Horizon collaboration	$60.0
Strategic alliance agreement	20.0
Strategic alliance—LAMA license	8.0
Strategic alliance—MABA license	18.0
Astellas license agreement	170.0
Total	$276.0

Future revenue will include the ongoing amortization of the upfront and milestone payments received through June 30, 2009 and any additional upfront or milestone payments earned under current or new agreements.

Research & Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
External research and development	$4.0	$4.9	$(0.9)	(18)%	$6.7	$12.3	$(5.6)	(46)%
Employee-related	7.1	7.3	(0.2)	(3)%	15.3	18.2	(2.9)	(16)%
Stock-based compensation	3.1	1.9	1.2	63%	6.1	4.6	1.5	33%
Facilities, depreciation and other allocated	5.8	5.9	(0.1)	(2)%	11.5	11.7	(0.2)	(2)%
Total research and development expenses	$20.0	$20.0	$—	—%	$39.6	$46.8	$(7.2)	(15)%

Research and development expenses decreased for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to a decrease in external costs and lower employee related expenses due to the reduction in force announced in April 2008. The decrease in external costs was due to lower expenses related to telavancin.

Research and development expenses for the remainder of 2009 are expected to be driven largely by employee related expenses, costs associated with our ongoing efforts to obtain FDA approval of telavancin, continued development efforts in our PUMA and GI Motility programs, as well as costs associated with new drug discovery programs.

Under our agreement with Astellas, we are responsible for completion of the telavancin Phase 3 programs, publication of the results of these studies and preparation and submission of an NDA to the FDA for the cSSSI and nosocomial pneumonia indications. We are also responsible for the manufacture of approximately six months of first commercial sale stock for launch of telavancin in the United States, and for providing Astellas with a commercially validated manufacturing process so that it can manufacture telavancin thereafter. The telavancin cSSSI NDA remains under regulatory review and the FDA accepted for review our telavancin NDA for nosocomial pneumonia in April 2009. We are reliant on the efforts of third parties, including contract research organizations, consultants, our partner Astellas, and contract manufacturing organizations for the completion of these obligations. While we cannot predict the time frame in which all of these responsibilities will be completed, in particular the time and costs required to complete regulatory review of both the cSSSI and the nosocomial pneumonia NDAs and to complete the transfer of the telavancin U.S. commercial launch supply and manufacturing process to Astellas, we anticipate that our aggregate net external costs associated with our obligations with regard to telavancin described above will be towards the upper end of the range of $160.0 million to $170.0 million. In addition, if the regulatory approval of telavancin is substantially further delayed or denied by the FDA, if the FDA determines that our data are insufficient to support extended shelf life, or if the telavancin inventory is otherwise not realizable, we may be required to expense a portion or all of the $5.7 million capitalized inventory costs as of June 30, 2009 and/or have additional inventory manufactured.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
General and administrative	$6.8	$7.3	$(0.5)	(7)%	$13.8	$16.4	(2.6)	(16)%

General and administrative expenses decreased for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to reduced external costs.  General and administrative expenses decreased for the six months ended June 30, 2009 compared to the same period of 2008 primarily due to lower employee and facilities related costs due to the reduction in force announced in April 2008.

We anticipate general and administrative expenses for the remainder of 2009 to be at similar levels to the first half of the year.

Restructuring charges

Restructuring charges, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
Restructuring charges	$—	$5.1	$(5.1)	(100)%	$1.3	$5.1	$(3.8)	(75)%

Restructuring charges decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008.  The expenses in 2009 were due to restructuring charges recognized for the sublease of excess space in a portion of one of our South San Francisco, CA buildings whereas the expenses in 2008 were due to restructuring charges recognized for severance and other termination benefit charges resulting for our workforce reduction announced in April 2008.

We do not anticipate incurring additional significant restructuring charges from the plan announced in April 2008 in future periods.

Interest and other income, net

Interest and other income, net, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
Interest and other income, net	$1.2	$1.3	$(0.1)	(8)%	$1.8	$3.0	$(1.2)	(40)%

Interest and other income, net, decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to lower average investment balances as well as lower average market rates of return during the periods in 2009.

We expect interest and other income to fluctuate in the future due to changes in average cash, cash equivalents and marketable securities balances and market interest rates.

Interest expense

Interest expense, as compared to the prior year periods, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
Interest expense	$1.5	$1.5	$—	—%	$3.0	$2.6	0.4	15%

Interest expense increased for the six months ended June 30, 2009 compared to the same period in 2008 due to a full period of interest expense and debt amortization costs on our convertible subordinated notes in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration agreements. As of June 30, 2009 and December 31, 2008, we had $175.7 million and $200.6 million, respectively, in cash, cash equivalents and marketable securities, excluding $1.3 million and $3.8 million, respectively in restricted cash that was pledged as collateral for certain of our leases.

Although we expect our net cash used in operations to be lower in 2009 compared to 2008, we expect to incur substantial expenses as we continue our discovery and development efforts, particularly to the extent we advance our product candidates into clinical studies, which are very expensive. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans, milestone forecasts and spending assumptions. We are likely to require additional capital to fund operating needs thereafter. If our current operating plans, milestone forecasts or spending assumptions change, then we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if favorable financing opportunities arise, we may seek additional funding sooner than currently planned. However, future financing may not be available in amounts or on terms acceptable to us, if at all, particularly if global financial and economic conditions do not improve or worsen. This could leave us without adequate financial resources to fund our operations as presently conducted.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(in millions)	2009	2008
Net cash used in operating activities	$(33.3)	$(64.1)
Net cash used in investing activities	$(4.1)	$(104.2)
Net cash provided by financing activities	$6.3	$169.5

The decrease in cash used in operations for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a lower net loss and changes in deferred revenue and prepaid and other current assets.

The decrease in cash used in investing activities for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to higher purchases of marketable securities in 2008 as a result of investing the proceeds of our convertible subordinated notes offering which closed in the first quarter of 2008.

The decrease in cash provided by financing activities for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to net proceeds of $166.7 million received from the closing of our convertible subordinated notes offering in the first quarter of 2008.

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

In addition to our debt commitment mentioned above, our other outstanding contractual obligations relate to operating leases, fixed purchase commitments under contract research, development and clinical supply agreements and a note payable. As security for performance of certain obligations under the operating leases for our headquarters, we have issued letters of credit in the aggregate of approximately $1.3 million, collateralized by an equal amount of restricted cash. The terms of the facilities leases require us to maintain an unrestricted cash and marketable securities balance of at least $50.0 million on the last day of each calendar quarter.

Pursuant to our Horizon collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. The current lead LABA candidate, GW642444, is a GSK-discovered compound. Based on available information, we do not estimate that any significant portion of these potential milestone payments to GSK is likely to be made in the next two years.

Effect of Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS No. 115-2 and SFAS No. 124-2). FSP SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We adopted FSP SFAS No. 115-2 and SFAS No. 124-2 in the three months ended June 30, 2009 and have determined that the adoption had no material impact on our financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS No. 107-1 and APB No. 28-1). This FSP amends FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods. We adopted FSP SFAS No. 107-1 and APB No. 28-1 in the three months ended June 30, 2009 and have determined that the adoption had no material impact on our financial position, results of operations and cash flows.

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS No. 165 in the three months ended June 30, 2009 and have determined that the adoption had no material impact on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2008 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risks Related to our Business

If telavancin is not approved by regulatory agencies, including the U.S. Food and Drug Administration (FDA), our business will be adversely affected and the price of our securities could fall.

Telavancin is the first product candidate for which we submitted a new drug application (NDA) to the FDA. In October 2007, we received an approvable letter from the FDA indicating that our telavancin NDA for the treatment of complicated skin and skin structure infections (cSSSIs) is approvable, subject to: resolution of current good manufacturing practices (cGMP) compliance issues not specifically related to telavancin at our third-party manufacturer; and submission of revised labeling or re-analyses of clinical data or additional clinical data. In March 2008, the FDA accepted for review our complete response to the approvable letter. In November 2008, the FDA’s Anti-Infective Drugs Advisory Committee (AIDAC) gave telavancin a favorable recommendation for the treatment of cSSSIs caused by Gram-positive bacteria, provided that an acceptable risk management program can be developed to prevent its unintended use in pregnant women and women of child-bearing potential.  In late February 2009, we announced that we had received a complete response letter from the FDA requiring a risk evaluation and mitigation strategy (REMS), data on patients with certain renal risk factors from the cSSSI and nosocomial pneumonia (NP, also known as hospital-acquired pneumonia or HAP) studies, revisions to the draft label, and a safety update. In April 2009, FDA accepted for review our response to the complete response letter and assigned a Prescription Drug User Fee Act (PDUFA) goal date of September 16, 2009.

In October 2008, we announced that Astellas Pharma Europe B.V., a subsidiary of our telavancin partner, Astellas Pharma Inc., voluntarily withdrew the European marketing authorization application (MAA) for telavancin for the treatment of complicated skin and soft tissue infections (cSSTI) from the European Medicines Agency (EMEA) based on communications from the Committee for Medicinal Products for Human Use (CHMP) of the EMEA that the data provided were not sufficient to allow the CHMP to conclude a positive benefit-risk balance for telavancin for the sole indication of cSSTI at that time. We continue to evaluate European regulatory strategy for cSSTI with our partner, Astellas. Based on discussions with our partner, we currently expect Astellas to submit a telavancin MAA for the treatment of cSSTI and NP later in 2009. Astellas Pharma Canada Inc. is in discussions with the Therapeutics Product Division (TPD) of Health Canada, the Canadian pharmaceuticals regulatory authority, on the proposed product monograph statements for telavancin in the treatment of cSSSI in Canada, which is required prior to approval of a new medicine in Canada.

If the regulatory authorities require additional clinical data regarding telavancin, or if telavancin is ultimately approved by regulatory authorities but with labeling that materially limits the targeted patient population, our business will be harmed and the price of our securities could fall. Furthermore, any failure of our third-party manufacturer to stay in cGMP compliance, any further delay in regulatory action on telavancin or any regulatory decision to not approve telavancin will harm our business and could cause the price of our securities to fall.

In January 2009 we submitted a NDA to FDA for the additional indication of NP for telavancin and in April 2009 FDA accepted it for review and assigned a PDUFA goal date of November 26, 2009. Regulatory action with respect to this application could take a significant amount of time and could require that we present data from our NP program at an AIDAC meeting, or that we undertake additional studies. We believe that FDA may be considering a revision to its guidelines on NP antibacterial drug clinical trial design. If FDA retroactively applies revised clinical trial guidelines to our NP NDA review, and the data from our Phase 3 NP studies do not meet those guidelines, FDA could require data from additional clinical studies that comply with the new guidelines, which could result in significant delays and additional costs, or non-approval of the NP NDA. Any adverse developments or perceived adverse developments with respect to our efforts to obtain approval of telavancin for the NP indication, including a negative outcome from an AIDAC meeting, requirements for additional clinical data, delays in regulatory action, labeling limitations or non-approval, could cause the price of our securities to fall.

If the FDA does not approve progression of the Horizon program into Phase 3 asthma studies, or if the progression of the planned Phase 3 COPD studies do not proceed as anticipated, the Horizon program will be significantly delayed, our business will be materially harmed, and the price of our securities could fall.

In late 2008 and early 2009, we announced results from multiple Horizon program Phase 2b asthma studies and a chronic obstructive pulmonary disease (COPD) study. Any adverse developments or results or perceived adverse developments or results with respect to the Horizon program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  the FDA determining that any of the Phase 2b asthma studies failed to meet study endpoints or raised safety concerns, or that additional clinical studies are required prior to commencing Phase 3 asthma studies;

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

In April 2008 we commenced a significant workforce restructuring involving the elimination of approximately 40% of our positions through layoffs from all departments throughout our organization, including senior management. Our objective with the restructuring was to reduce our overall cash burn rate and focus on our key clinical programs while maintaining core research and exploratory development capability. There can be no assurance that we will be able to maintain reduced spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key programs may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty partnering our product candidates, successfully completing research and development efforts and adequately monitoring our partners’ development and commercialization efforts. In addition, we may in the future decide to restructure operations and reduce expenses further by taking such measures as additional reductions in our workforce and program spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring, or any future restructuring, we will have sufficient cash resources to allow us to fund our operations as planned.

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

Several well-publicized approvable and complete response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include black-box warnings and changes in approved indications over the last few years, as well as growing public and governmental scrutiny of safety issues, have created an increasingly conservative regulatory environment. The implementation of new laws and regulations, and revisions to FDA clinical trial design guidelines, may increase uncertainty regarding the approvability of a new drug. In addition, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal REMS at the FDA’s discretion. These new laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s review and approval of product candidates, including telavancin. For example, in late February 2009 we announced that we had received a complete response letter regarding our telavancin cSSSI NDA requiring, among other things, a REMS. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If we are unable to discover and develop medicines that are effective and safe in humans, our business will fail.

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

•                  delays in patient enrollment, which we experienced in our Phase 3 NP program for telavancin, and variability in the number and types of patients available for clinical studies;

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

We have had manufactured sufficient telavancin API and drug product for the anticipated six-month commercial launch supply in the event telavancin is approved for sale by regulatory authorities. However, our telavancin drug product has a limited shelf-life. If regulatory approval of telavancin is substantially further delayed or denied by the FDA, if the FDA determines that our data are insufficient to support extended shelf life, or if the telavancin inventory is otherwise not realizable, we may be required to expense a portion or all of the capitalized inventory costs and/or have additional inventory manufactured. We have a single source of supply of telavancin API and a single source of supply of telavancin drug product. During a mid-2007 audit of our supplier for telavancin drug product, a district office of the FDA noted deficiencies, not specifically related to the manufacture of telavancin drug product, with the supplier’s quality and laboratory systems at the plant where telavancin is manufactured. In November 2007, the supplier received a warning letter from the FDA related to these issues. In March 2008, the FDA completed an on-site inspection of our supplier which resulted in the FDA issuing a Form 483, or a record of the FDA’s observations, to the supplier. Our supplier has advised us that it submitted its response to the Form 483 in April 2008. The approvable letter that we received from the FDA in October 2007 indicated that the telavancin cSSSI NDA is approvable subject to, among other things, our supplier’s resolution of its cGMP compliance issues that are not specifically related to the manufacture of telavancin. We believe, based on communications with our supplier, that the status of our supplier has been changed by the FDA to allow products that are manufactured by our supplier to be approved. However, until final action by the FDA on our telavancin NDA, we will not know if there has been final resolution of the issues noted in its warning letter. Accordingly, we are unable to predict the amount of time it will take for the supplier and the FDA to resolve these compliance issues in a formal manner, and any material further delay will harm our business and could cause the price of our securities to fall. We may begin the process of identifying and qualifying an alternative manufacturer for telavancin. This process would involve significant cost to us and could take twelve to eighteen months to complete, which could cause a material further delay to approval of our cSSSI NDA. Further, if Astellas does not accept our commercial launch supply or is unable to arrange for the expanded commercial manufacture of telavancin, the commercial introduction of telavancin, if approved, would be adversely affected and the price of our securities may fall.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of June 30, 2009, we had an accumulated deficit of approximately $1.1 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. In addition, under our Horizon collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to pay GSK milestone payments which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. The current lead LABA candidate, GW642444, is a GSK-discovered compound and GSK has determined to focus the collaboration’s LABA development resources on the development of this compound only. If this GSK-discovered compound is advanced through regulatory approval and commercialization, we would not be entitled to receive any further milestone payments from GSK with regard to the Horizon program and we would have to pay GSK the milestones noted above. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make additional reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

Global financial and economic conditions have had an impact on our industry, may adversely affect our business and financial condition in ways that we currently cannot predict, and may limit our ability to raise additional funds.

Global financial conditions and general economic conditions, including the decreased availability of credit, have had an impact on our industry, and may adversely affect our business and our financial condition. Our ability to access the capital or debt markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which would have an adverse effect on our ability to fund our operations as planned. In addition, many biotechnology and biopharmaceutical companies with limited funds have been unable to raise capital during the recent period of financial and economic uncertainty and volatility, and they are left with limited alternatives including merging with other companies or out-licensing their assets. The large number of companies in this situation has led to an increase in supply of biotechnology and biopharmaceutical assets, which disadvantages companies like us that intend to partner certain of their assets.

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

If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected. For example, under the terms of our telavancin license, development and commercialization agreement, Astellas has the right to terminate the agreement in certain circumstances, including if the FDA has not approved telavancin NDAs for both cSSSI and NP by December 31, 2008. Since neither our cSSSI NDA nor our NP NDA has been approved as of the date of the filing of this quarterly report, Astellas now has the right to terminate our telavancin license, development and commercialization agreement. If Astellas chooses to terminate the agreement we would not be able to commercialize telavancin (if it is approved by regulatory authorities) without another partner, which could result in a delay in the commercialization of telavancin.

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

As of July 31, 2009, GSK beneficially owned approximately 14.9% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our peripheral Opioid-Induced Bowel Dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. Because GSK may license these three development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

We have active collaborations with GSK for the Horizon and MABA programs and with Astellas for telavancin, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108, our lead GI Motility Dysfunction compound, and TD-1792, our investigational antibiotic, has successfully completed a Phase 2 proof-of-concept study, and TD-4208, our LAMA compound that GSK returned to us in February 2009 under the terms of the strategic alliance agreement, has completed a Phase 1 study. We currently intend to pursue collaboration arrangements for the development and commercialization of these compounds. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current weak economy which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets, and we may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates.

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

The FDA enforces good clinical practices and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators and trial sites. For example, in connection with the FDA’s review of our telavancin NDA for the treatment of cSSSI, the FDA conducted inspections of Theravance and certain of our study sites, clinical investigators and a CRO, and the FDA’s evaluation of these inspections resulted in additional inspections of study sites. Similar inspections are ongoing in connection with FDA’s review of our telavancin NDA for the treatment of NP. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GCPs, the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs and could result in significant additional costs.

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

We are highly dependent on principal members of our management team and scientific staff to operate our business. We have become even more dependent on existing personnel since the significant workforce restructuring announced in April 2008 which involved the elimination of approximately 40% of our positions through layoffs from all departments throughout our organization, including senior management. While we planned our restructuring with the purpose of focusing on our key clinical programs while maintaining core research and exploratory development capability, the restructuring has adversely affected the pace and breadth of our research and development efforts. While the remaining scientific team has expertise in many different aspects of drug discovery and exploratory development, there is less depth to the team and we are more susceptible to remaining team members voluntarily leaving employment with us. Our company is located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market remains intense. Also, when recruiting new personnel, the occurrence of our April 2008 workforce restructuring may make it more difficult to attract new personnel. None of our employees have employment commitments for any fixed period of time and may leave our employment at will.

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

Risks Related to our Alliance with GSK

GSK’s ownership of a significant percentage of our stock and its ability to acquire additional shares of our stock may create conflicts of interest, and may inhibit our management’s ability to continue to operate our business in the manner in which it is currently being operated.

As of July 31, 2009, GSK beneficially owned approximately 14.9% of our outstanding capital stock, and GSK has the right to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2009, we owned 165 issued United States patents and 668 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

•                  any adverse developments or perceived adverse developments with respect to regulatory matters concerning telavancin in any foreign jurisdiction, in particular the MAA that we expect Astellas to file with EMEA and the application pending for cSSSI in Canada;

•                  any unanticipated delay in the commercial distribution of telavancin if approved by regulatory authorities;

•                  any adverse developments or perceived adverse developments with respect to the FDA’s review of the telavancin NP NDA, including without limitation FDA’s request for additional information, any major amendment submitted by us, and the outcome from any AIDAC meeting regarding the NP NDA;

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

•                  our workforce restructuring commenced in April 2008 and uncertainties or perceived uncertainties related to the restructuring, including without limitation concerns regarding our ability to successfully manage our business with a reduced workforce, our ability to retain key employees and the possibility that we will have to implement further workforce reductions;

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

As of July 31, 2009, GSK beneficially owned approximately 14.9% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 13.7% of our outstanding capital stock.  Based on our review of publicly available filings as of July 31, 2009, our six largest stockholders other than GSK collectively owned approximately 55.5% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Theravance Inc. was held on April 24, 2009, in South San Francisco, California.

The table below presents the results of the election to the Company’s board of directors.

	Votes for	Votes withheld
P. Roy Vagelos, M.D.	56,474,537	365,219
Rick E Winningham	56,471,514	368,242
Jeffrey M. Drazan	56,551,275	288,481
Robert V. Gunderson, Jr.	41,970,432	14,869,324
Arnold J. Levine. Ph.D	56,523,474	316,282
Burton G. Malkiel, Ph.D.	56,536,751	303,005
William H. Waltrip	55,615,012	1,224,744
George M. Whitesides, Ph.D	56,303,090	536,666
William D. Young	56,522,325	317,431

The stockholders also approved an amendment to the Company’s Employee Stock Purchase Plan (ESPP) to increase the aggregate number of shares authorized for issuance under the ESPP by 550,000 shares. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld
Approval of amendment to Employee Stock Purchase Plan	52,331,513	200,671	31,671

The stockholders also ratified the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The table below presents the voting results:

	Affirmative Votes	Negative Votes	Votes Withheld
Ratification of independent registered public accounting firm	56,712,699	122,927	4,130

Item 6. Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.35	2008 New Employee Equity Incentive Plan, as amended July 21, 2009

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

August 5, 2009	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

August 5, 2009	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.35	2008 New Employee Equity Incentive Plan, as amended July 21, 2009
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350