Form 10-Q
period 2009-09-30
THERAVANCE INC
filed 2009-11-04
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of registrant’s common stock outstanding on October 30, 2009 was 54,160,681.

The number of shares of registrant’s Class A common stock outstanding on October 30, 2009 was 9,401,499.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$65,589	$92,280
Marketable securities	88,640	108,325
Receivable from related party	144	287
Notes receivable	224	266
Prepaid and other current assets	8,273	8,803
Total current assets	162,870	209,961

Restricted cash	1,310	3,810
Property and equipment, net	13,910	16,206
Notes receivable	1,008	1,185
Other long-term assets	4,374	4,994
Total assets	$183,472	$236,156

Liabilities and stockholders’ net capital deficiency
Current liabilities:
Accounts payable	$1,046	$3,277
Accrued personnel-related expenses	9,482	8,932
Accrued clinical and development expenses	2,585	3,434
Other accrued liabilities	3,986	4,407
Current portion of note payable and capital lease	181	117
Current portion of deferred revenue	22,061	23,788
Total current liabilities	39,341	43,955

Convertible subordinated notes	172,500	172,500
Deferred rent	1,121	1,560
Notes payable and capital lease	311	319
Deferred revenue	144,946	152,771
Other long-term liabilities	466	—

Commitments and contingencies

Stockholders’ net capital deficiency:
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 54,161 and 52,576 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	542	525
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at September 30, 2009 and December 31, 2008	94	94
Additional paid-in capital	918,634	895,383
Accumulated other comprehensive income	61	501
Accumulated deficit	(1,094,544)	(1,031,452)
Total stockholders’ net capital deficiency	(175,213)	(134,949)
Total liabilities and stockholders’ net capital deficiency	$183,472	$236,156

*                    Condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue (1)	$5,515	$5,999	$20,552	$17,149

Operating expenses:
Research and development	19,541	20,075	59,118	66,850
General and administrative	7,061	6,494	20,909	22,916
Restructuring charges	(6)	50	1,307	5,113
Total operating expenses	26,596	26,619	81,334	94,879

Loss from operations	(21,081)	(20,620)	(60,782)	(77,730)

Interest and other income	413	1,209	2,232	4,176
Interest expense	(1,515)	(1,517)	(4,542)	(4,164)
Net loss	$(22,183)	$(20,928)	$(63,092)	$(77,718)
Basic and diluted net loss per share	$(0.35)	$(0.34)	$(1.00)	$(1.27)

Shares used in computing basic and diluted net loss per share	63,236	61,545	62,792	61,247

(1)           Revenue includes amounts from GSK, a related party, of $2,708 and $12,365 for the three and nine months ended September 30, 2009, respectively, and $3,324 and $8,979 for the three and nine months ended September 30, 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(63,092)	$(77,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,026	5,744
Stock-based compensation	15,383	13,402
Loss on sale of equipment	—	42
Forgiveness of notes receivable	(18)	9
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	801	(2,960)
Accounts payable and accrued liabilities	(3,807)	(8,960)
Accrued personnel-related expenses	550	(2,725)
Deferred rent	(439)	(323)
Deferred revenue	(9,552)	(6,149)
Other long-term liabilities	466	(470)
Net cash used in operating activities	(55,682)	(80,108)

Cash flows from investing activities
Purchases of property and equipment	(627)	(963)
Purchases of marketable securities	(83,972)	(296,939)
Maturities of marketable securities	98,065	234,177
Sales of marketable securities	5,000	13,804
Proceeds from sale of equipment	—	103
Release of restricted cash	2,500	—
Additions to notes receivable	—	(100)
Payments received on notes receivable	239	331
Net cash provided by (used in) investing activities	21,205	(49,587)

Cash flows from financing activities
Payments on notes payable	(98)	(74)
Proceeds from issuances of common stock	7,884	5,570
Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	166,732
Net cash provided by financing activities	7,786	172,228

Net increase (decrease) in cash and cash equivalents	(26,691)	42,533
Cash and cash equivalents at beginning of period	92,280	86,433
Cash and cash equivalents at end of period	$65,589	$128,966

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008 and the cash flows for the nine months ended September 30, 2009 and 2008. The Company has evaluated subsequent events through November 4, 2009, which is the date that the unaudited condensed consolidated financial statements were issued. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2009 or any other period.

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

Inventory

Inventory is stated at the lower of cost or market and is included with prepaid and other current assets in the condensed consolidated balance sheets. Inventory of $6.1 million as of September 30, 2009 consists of supplies of VIBATIVTM (telavancin), which was approved by the U.S. Food and Drug Administration (FDA) on September 11, 2009. Under the Company’s 2005 License, Development and Commercialization Agreement with Astellas Pharma Inc. (Astellas), the Company is responsible to deliver to Astellas approximately six months of first commercial sale stock (as defined) in preparation for the commercialization of VIBATIV in the United States. In October 2009, the Company delivered the estimated first six months of commercial supply out of its capitalized inventory. Astellas has the option to purchase a portion or all of the remaining inventory not already delivered to them.

If any of the remaining VIBATIV inventory is not realizable, the Company may be required to expense a portion or all of the remaining capitalized inventory costs.

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

Fair Value of Share-based Payment Awards

The Company uses the fair value method of accounting for share-based compensation arrangements. Share-based compensation arrangements currently include stock options granted, restricted shares issued, restricted stock unit awards (RSUs) granted and performance-contingent RSUs granted under the 2004 Equity Incentive Plan and the 2008 New Employee Equity Incentive Plan and purchases of common stock by the Company’s employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan (ESPP). The estimated fair value of stock options, restricted shares and RSUs is expensed on a straight-line basis over the expected term of the grant and the fair value of performance-contingent RSUs is expensed during the term of the award when the Company determines that it is probable that certain performance milestones will be met. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

Stock-based compensation expense for stock options and RSUs has been reduced for estimated forfeitures so that compensation expense is based on options and RSUs ultimately expected to vest. The Company’s estimated annual forfeiture rates for stock options and RSUs are based on its historical forfeiture experience.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) amended the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company has determined that its adoption of this guidance had no material impact on its financial position, results of operations and cash flows.

In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and require disclosures in summarized financial information at interim reporting periods. The Company has determined that its adoption of this guidance had no material impact on its financial position, results of operations and cash flows.

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company has determined that its adoption of these standards had no material impact on its financial position, results of operations and cash flows.

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification), as the single source of authoritative GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing GAAP, the Company has determined that its adoption of this Codification in the three months ended September 30, 2009 had no material impact on its financial position, results of operations and cash flows.

In September 2009, the FASB ratified guidance to address criteria for separating the consideration in multiple-element arrangements. Companies will be required to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial position, results of operations and cash flows.

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

Potential common shares that were excluded from the calculation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Shares issuable upon the exercise of stock options	9,038	10,387	9,462	10,743
Shares issuable under performance-contingent restricted stock unit awards	985	1,365	990	1,584
Shares issuable under restricted stock unit awards	1,716	860	1,451	630
Shares issuable upon the conversion of convertible debt	6,668	6,668	6,668	6,108

The calculation of Basic and Diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2009	2008	2009	2008

Net loss	$(22,183)	$(20,928)	$(63,092)	$(77,718)

Weighted average shares of common stock outstanding	63,300	61,625	62,856	61,327
Less: unvested restricted shares	(64)	(80)	(64)	(80)
Weighted average shares used in computing basic and diluted net loss per share	63,236	61,545	62,792	61,247
Basic and diluted net loss per share	$(0.35)	$(0.34)	$(1.00)	$(1.27)

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in other comprehensive income, which consists of net unrealized gains and losses on the Company’s marketable securities. Comprehensive loss for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(22,183)	$(20,928)	$(63,092)	$(77,718)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(137)	(76)	(440)	(143)
Comprehensive loss	$(22,320)	$(21,004)	$(63,532)	$(77,861)

4.  Restructuring Charges

In response to the completion of its Phase 3 development activities and to reduce its overall cash burn rate, the Company announced a plan to reduce its workforce by approximately 40% through layoffs from all departments throughout the organization in April 2008.

In February 2009, the Company entered into a sublease agreement with a third party to sublease excess space in a portion of one of its South San Francisco, CA buildings. The sublease has a 37 month term that began March 2009. For the nine months ended September 30, 2009, the Company recorded a restructuring charge of $1.3 million of which $1.1 million represents the fair value of the Company’s lease payments and expenses less sublease income through March 2012.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the nine months ended September 30, 2009:

(in thousands)	Employee Severance and Benefits	Excess Facilities
Balance as of December 31, 2008	$502	$—
Restructuring charges accrued	72	1,264
Cash payments	(432)	(495	)*
Adjustments	(28)	—
Balance as of September 30, 2009	$114	$769

*  Includes fair value of cash payments less sublease payments received

To date, the cumulative amount of restructuring charges incurred is $6.7 million.

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

5.  Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Through September 30, 2009, the Company has received $170.0 million in upfront, milestone and other fees from Astellas, and in October 2009, the Company earned a $20.0 million milestone for FDA approval of VIBATIV for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria and delivery of the first six month commercial supply of VIBATIV to Astellas. The Company is eligible to receive up to an additional $30.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world. The Company records these payments as deferred revenue and is amortizing them ratably over its estimated period of performance (development and commercialization period). The Company recognized $2.8 million and $2.7 million in revenue under this agreement in the three months ended September 30, 2009 and 2008, respectively, and $8.2 million in each of the nine months ended September 30, 2009 and 2008.

The Company is entitled to receive royalties on global net sales of VIBATIV by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, the Company is responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and nosocomial pneumonia and Astellas is responsible for substantially all other costs associated with commercialization and further development of telavancin.

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

In connection with the Horizon program, in 2002 the Company received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of the Company’s Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, the Company was eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through September 30, 2009, the Company has received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK’s ICS, fluticasone furoate. Accordingly, the Company does not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, the Company would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next two years. In addition, the Company is entitled to receive the same royalties on sales of medicines from the Horizon program, regardless of whether the product candidate originated with Theravance or with GSK. The Company is entitled to receive royalties of 15% on the first $3.0 billion of annual net sales, and 5% on annual net sales above $3.0 billion, for approved single-agent LABA and combination LABA-ICS medicines. Sales of single agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

The Company recorded the initial cash payment and subsequent milestone payments as deferred revenue and is amortizing them ratably over its estimated period of performance (the product development period). Collaboration revenue from GSK was $1.3 million and $1.7 million for the three months ended September 30, 2009 and 2008, respectively, and $3.8 million and $5.1 million for the nine months ended September 30, 2009 and 2008, respectively.

2004 Strategic Alliance with GSK

In March 2004, the Company entered into its strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of the Company’s full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Under the terms of the strategic alliance, GSK has only one opportunity to license each of the Company’s programs. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with the Company’s strategy, it is obligated at its sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, the Company is entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of its compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that the Company receives, the total upfront and milestone payments that it could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single agent medicines and up to $252.0 million for programs with both a single agent and a combination medicine. If GSK chooses not to license a program, the Company retains all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed the Company’s two COPD programs: long-acting muscarinic antagonist (LAMA) and muscarinic antagonist-beta2 agonist (MABA). The Company received $5.0 million payments from GSK in connection with its license of each of the Company’s LAMA and MABA programs in August 2004 and March 2005, respectively. GSK has chosen not to license the Company’s bacterial infections program, anesthesia program or 5-HT4 program.

In connection with the strategic alliance with GSK, the Company received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of the Company’s programs under the agreement, which it currently estimates to be through September 2011. In connection with the strategic alliance, the Company recognized $0.7 million in revenue for each of the three months ended September 30, 2009 and 2008 and $2.1 million in revenue for each of the nine months ended September 30, 2009 and 2008. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of the Company’s Class A common stock for an aggregate purchase price of $108.9 million.

Through September 30, 2009, the Company has received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of the Company’s initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license the Company’s LAMA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of the Company’s LAMA program. Through September 30, 2009, the Company received a milestone payment from GSK of $3.0 million related to clinical progress of the Company’s product candidate. These payments were amortized ratably over the estimated period of performance (the product development period) until the three months ended March 31, 2009, when the Company recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to the Company from GSK. The recognition of the remaining deferred revenue related to the LAMA program had a favorable impact on basic and diluted net loss per share of $0.07 for the nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008, the Company recognized $0.2 million and $0.6 million, respectively, in revenue related to the LAMA program.

In March 2005, GSK exercised its right to license the Company’s MABA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through September 30, 2009, the Company received milestone payments from GSK of $13.0 million related to clinical progress of its candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). In connection with the MABA program, the Company recognized $0.8 million in revenue for each of the three months ended September 30, 2009 and 2008, and $2.3 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.

6.  Marketable Securities

The Company manages, monitors and measures its investments in highly liquid investment-grade securities by major security type. The following is a summary of the Company’s cash, cash equivalents, marketable securities and restricted cash by major security type at September 30, 2009 and December 31, 2008:

	September 30, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$30,245	$30	$(6)	$30,269
U.S. government agency securities	28,037	31	—	28,068
U.S. corporate notes	16,316	17	(12)	16,321
U.S. commercial paper	13,980	2	—	13,982
Money market funds	66,899	—	—	66,899
Total	155,477	80	(18)	155,539

Less amounts classified as cash and cash equivalents	(65,589)	—	—	(65,589)
Less amounts classified as restricted cash	(1,310)	—	—	(1,310)
Amounts classified as marketable securities	$88,578	$80	$(18)	$88,640

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$39,483	$149	$—	$39,632
U.S. government agency securities	28,785	284	—	29,069
U.S. corporate notes	19,635	55	(13)	19,677
U.S. commercial paper	24,916	26	—	24,942
Certificates of deposit	60	—	—	60
Money market funds	91,035	—	—	91,035
Total	203,914	514	(13)	204,415

Less amounts classified as cash and cash equivalents	(92,280)	—	—	(92,280)
Less amounts classified as restricted cash	(3,810)	—	—	(3,810)
Amounts classified as marketable securities	$107,824	$514	$(13)	$108,325

The estimated fair value amounts were determined using available market information. At September 30, 2009, 100% of marketable securities have contractual maturities within twelve months and the average duration of marketable securities was approximately six months. The Company does not intend to sell the investments which are in an unrealized loss position and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2009 were temporary in nature.

7.  Fair Value Measurements

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Company classifies these inputs into the following hierarchy:

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

The fair values of the Company’s financial assets were as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$30,269	$—	$—	$30,269
U.S. government agency securities	28,068	—	—	28,068
U.S. corporate notes	6,304	10,017	—	16,321
U.S. commercial paper	—	13,982	—	13,982
Money market funds	66,899	—	—	66,899
Total	$131,540	$23,999	$—	$155,539

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$39,632	$—	$—	$39,632
U.S. government agency securities	28,103	966	—	29,069
U.S. corporate notes	9,712	9,965	—	19,677
U.S. commercial paper	—	24,942	—	24,942
Certificates of deposit	60	—	—	60
Money market funds	91,035	—	—	91,035
Total	$168,542	$35,873	$—	$204,415

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

The following table presents the carrying values and estimated fair values for the notes as of September 30, 2009 and December 31, 2008. The estimated fair value amounts were determined using available market information.

	September 30, 2009		December 31, 2008
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Convertible subordinated notes	$172,500	$149,352	$172,500	$103,931

9.  Stock-Based Compensation

Equity Incentive Plans

The Company issues stock options, restricted stock awards and RSUs under the 2004 Equity Incentive Plan (which includes shares remaining available for issuance under the Company’s 1997 Stock Option Plan and Long-Term Stock Option Plan), as amended (the 2004 Plan) and the 2008 New Employee Equity Incentive Plan, as amended (the 2008 Plan).

2008 New Employee Equity Incentive Plan

In January 2008, the Company adopted the 2008 Plan and reserved 500,000 shares of common stock for issuance under the 2008 Plan. On July 21, 2009, the Company’s compensation committee approved an amendment to the 2008 Plan which increased the number of shares authorized for issuance under the 2008 Plan from 500,000 to 700,000 shares. The 2008 Plan provides for the granting of non-qualified stock options, restricted stock awards and RSUs to newly hired employees. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years. For the nine months ended September 30, 2009, the Company granted stock options to purchase 303,250 shares at a weighted average exercise price of $14.92 and granted 18,000 RSUs with a weighted-average fair value of $14.50 per share under the 2008 Plan. For the nine months ended September 30, 2008, the Company granted stock options to purchase 2,500 shares at a weighted average exercise price of $13.26 and no restricted stock or RSUs were granted under the 2008 Plan. As of September 30, 2009, there were 188,624 shares remaining available for issuance under the 2008 Plan.

2004 Equity Incentive Plan

The 2004 Plan provides for the granting of stock options, restricted stock awards, stock appreciation rights and RSUs to employees, officers, directors and consultants of the Company. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years. For the nine months ended September 30, 2009, the Company granted 928,911 RSUs with a weighted-average fair value of $14.66 per share and 42,000 stock options with a weighted-average exercise price of $14.98 per share under the 2004 Plan. For the nine months ended September 30, 2008, the Company granted stock options to purchase 191,500 shares at a weighted-average exercise price of $18.08 per share and 904,632 RSUs that vest over time with a weighted-average fair value of $16.01 per share and converted 442,182 outstanding performance contingent RSUs held by non-executive employees to vest over time at a revised weighted-average fair value of $12.16 per share under the 2004 Plan. As of September 30, 2009, there were 905,889 shares remaining available for issuance under the 2004 Plan.

For the nine months ended September 30, 2009 and 2008, the Company granted zero and 113,636 performance-contingent RSUs, respectively, to employees. These performance-contingent RSUs have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones during 2009, as well as a requirement for continued employment through 2009 and 2010. The issuance of shares underlying the RSUs would occur, if at all, during 2009 and 2010. As of September 30, 2009, the Company had determined that none of the requisite performance milestones were probable and as a result, no compensation expense has been recognized.

The following table summarizes equity award activity under the 2008 Plan and the 2004 Plan and related information:

(in thousands, except per share data)	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Number of Shares Subject to Outstanding RSUs	Weighted-Average Fair Value per Share
Balance at December 31, 2008	1,669	9,953	$16.01	2,260	$21.51
Granted	(958)	89	14.18	869	14.64
Exercised	—	(618)	8.22	—	—
Released	—	—	—	(86)	19.71
Forfeited	233	(172)	28.00	(61)	17.10
Shares Withheld for Taxes	8	—	—	—	—
Balance at March 31, 2009	952	9,252	16.29	2,982	19.82
Granted	(156)	86	15.58	70	14.93
Exercised	—	(65)	6.76	—	—
Released	—	—	—	(266)	13.25
Forfeited	173	(168)	23.61	(5)	14.09
Shares Withheld for Taxes	6	—	—	—	—
Balance at June 30, 2009	975	9,105	16.21	2,781	20.30
Additional Shares Authorized	200	—	—	—	—
Granted	(178)	170	15.00	8	14.73
Exercised	—	(258)	6.81	—	—
Released	—	—	—	(124)	14.50
Forfeited	91	(46)	25.00	(45)	21.16
Shares Withheld for Taxes	7	—	—	—	—
Balance at September 30, 2009	1,095	8,971	$16.41	2,620	$20.39

Employee Stock Purchase Plan

As of September 30, 2009, a total of 1,475,000 shares of common stock were approved and authorized for issuance under the ESPP. On April 24, 2009, the Company’s stockholders approved an amendment to the ESPP which increased the number of shares authorized for issuance under the ESPP from 925,000 to 1,475,000 shares. Through September 30, 2009, the Company issued 837,325 shares under the ESPP at an average price of $11.92 per share. Total stock-based compensation expense recognized relating to the ESPP was $0.3 million each of the three months ended September 30, 2009 and 2008, respectively, and $1.0 million and $0.7 million for the nine months ended September 30, 2009 and 2008.

Valuation Assumptions

The assumptions used to value employee stock-based compensation expense for stock options granted and employee stock purchase plan issuances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee stock options
Risk-free interest rate	2.66%-2.98%	3.02%-3.44%	1.55%-2.98%	2.74%-3.50%
Expected life (in years)	6	6	5-6	6
Volatility	0.48	0.49	0.48-0.57	0.49
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of stock options granted	$7.35	$8.22	$7.51	$9.02

Employee stock purchase plan issuances
Risk-free interest rate	0.29%-0.88%	2.21%-2.80%	0.29%-0.88%	2.21%-2.80%
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	0.71-0.84	0.45-0.70	0.71-0.84	0.45-0.70
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of ESPP issuances	$6.46	$5.42	$6.46	$5.42

Stock-based compensation expense consists of the compensation cost for employee share-based awards, including employee stock options, RSUs and restricted stock, and the value of options and RSUs issued to non-employees for services rendered. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Research and development	$2,913	$2,947	$8,975	$7,539
General and administrative	2,083	1,810	6,408	5,863
Total	$4,996	$4,757	$15,383	$13,402

As of September 30, 2009, there was $14.3 million, $21.1 million and $0.9 million of total unrecognized compensation cost related to unvested stock options, RSUs (excluding performance-contingent RSUs) and restricted stock awards, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

10.  Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2009.

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

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Our key programs include: VIBATIVTM (telavancin) with Astellas Pharma Inc. (Astellas) and the Horizon program and the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GlaxoSmithKline plc (GSK). By leveraging our proprietary insight of multivalency to drug discovery focused primarily on validated targets, we are pursuing a next generation strategy designed to discover superior medicines in areas of significant unmet medical need.

Our net loss for the three months and nine months ended September 30, 2009 was $22.2 million and $63.1 million, respectively, compared to $20.9 million and $77.7 million, respectively, during the same periods of 2008. For the three months and nine months ended September 30, 2009, total operating expenses were $26.6 million and $81.3 million, respectively, compared to $26.6 million and $94.9 million, respectively, during the same periods of 2008. Cash, cash equivalents and marketable securities totaled $154.2 million at September 30, 2009, a decrease of $46.4 million since December 31, 2008. The decrease was primarily due to cash used in operations.

Following are updates on the progress of our key programs:

Horizon

The first patient has commenced treatment in the Phase 3 program to develop a next-generation combination treatment for patients with chronic obstructive pulmonary disease (COPD).  The Phase 3 program comprises a broad range of large scale Phase 3 studies to evaluate the investigational once-a-day long-acting beta agonist (LABA), 642444 (‘444), in combination with the once-a-day inhaled corticosteroid (ICS), fluticasone furoate (FF), for the treatment of COPD.  The overall program, which will study more than 6,000 patients, includes two 12-month exacerbation studies, two 6-month efficacy and safety studies, a detailed lung function profile study, and studies to assess the potential for superiority of the fixed combination of ‘444 and FF versus other treatments for COPD.

Telavancin

In September 2009, the U.S. Food and Drug Administration (FDA) approved VIBATIV for the treatment of adult patients with complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria, including Staphylococcus aureus, both methicillin-resistant and methicillin-susceptible strains.  VIBATIV was also recently approved by Health Canada for the treatment of adult patients with cSSSI.  In October 2009, we earned a milestone payment of $20.0 million for the FDA approval of VIBATIV and supplying Astellas with launch inventory for the first commercial sale in the United States.  Astellas recently began notifying wholesalers that it is now accepting orders for VIBATIV in preparation for a commercial launch during the fourth quarter of 2009.

The New Drug Application (NDA) for telavancin for the treatment of nosocomial pneumonia is currently under review by the FDA, with a Prescription Drug User Fee Act date in November 2009.  We believe that it is likely the review of the NDA will extend into 2010.

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the three and nine months ended September 30, 2009 compared to those discussed in our Annual Report on Form 10-K filed on February 26, 2009 (2008 10-K).

Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Through September 30, 2009, we have received $170.0 million in upfront, milestone and other fees from Astellas, and in October 2009 we earned a $20.0 million milestone for FDA approval of VIBATIV for the treatment of cSSSI caused by susceptible Gram-positive bacteria and delivery of the first six month commercial supply of VIBATIV to Astellas. We are eligible to receive up to an additional $30.0 million in remaining milestone payments related to regulatory filings and approvals in various regions of the world. We record these payments as deferred revenue and are amortizing them ratably over our estimated period of performance (development and commercialization period). We recognized $2.8 million and $2.7 million in revenue under this agreement in the three months ended September 30, 2009 and 2008, respectively, and $8.2 million in each of the nine months ended September 30, 2009 and 2008.

We are entitled to receive royalties on global net sales of VIBATIV by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Under this arrangement, we are responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and nosocomial pneumonia, and Astellas is responsible for substantially all other costs associated with commercialization and further development of telavancin.

Horizon Program with GSK

In November 2002, we entered into our Horizon collaboration with GSK to develop and commercialize a LABA product candidate both as a single agent new medicine for the treatment of COPD and as part of a new combination medicine with an ICS for the treatment of asthma and/or a long-acting muscarinic antagonist (LAMA) for COPD.

In connection with the Horizon program, in 2002 we received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of our Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, we were eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through September 30, 2009, we have received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK’s ICS, fluticasone furoate. Accordingly, we do not expect to receive any further milestone payments from the Horizon program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next two years. In addition, we are entitled to receive the same royalties on sales of medicines from the Horizon program, regardless of whether the product candidate originated with Theravance or with GSK. We are entitled to receive royalties of 15% on the first $3.0 billion of annual net sales, and 5% on annual net sales above $3.0 billion, for approved single-agent LABA and combination LABA-ICS medicines. Sales of single agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the Horizon collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

We recorded the initial cash payment and subsequent milestone payments as deferred revenue and are amortizing them ratably over our estimated period of performance (the product development period). Collaboration revenue from GSK was $1.3 million and $1.7 million for the three months ended September 30, 2009 and 2008, respectively, and $3.8 million and $5.1 million for the nine months ended September 30, 2009 and 2008, respectively.

2004 Strategic Alliance with GSK

In March 2004, we entered into our strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from our entire full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Under the terms of the strategic alliance, GSK has only one opportunity to license each of our programs. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, we are obligated at our sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single agent medicines and up to $252.0 million for programs with both a single agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed our two COPD programs: long-acting muscarinic antagonist (LAMA) and muscarinic antagonist-beta2 agonist (MABA). We received $5.0 million payments from GSK in connection with our license of each of our LAMA and MABA programs in August 2004 and March 2005, respectively. GSK has chosen not to license our bacterial infections program, anesthesia program or 5-HT4 program.

In connection with the strategic alliance with GSK, we received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of our programs under the agreement, which we currently estimate to be through September 2011. In connection with the strategic alliance, we recognized $0.7 million in revenue for each of the three months ended September 30, 2009 and 2008 and $2.1 million in revenue for each of the nine months ended September 30, 2009 and 2008. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million.

Through September 30, 2009, we have received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. Through September 30, 2009, we received a milestone payment from GSK of $3.0 million related to clinical progress of our product candidate. These payments were amortized ratably over the estimated period of performance (the product development period) until the three months ended March 31, 2009, when we recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to us from GSK. For the three and nine months ended September 30, 2008, we recognized $0.2 million and $0.6 million, respectively, in revenue related to the LAMA program.

In March 2005, GSK exercised its right to license our MABA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through September 30, 2009, we received milestone payments from GSK of $13.0 million related to clinical progress of our candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). In connection with the MABA program, we recognized $0.8 million in revenue for each of the three months ended September 30, 2009 and 2008, and $2.3 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year periods, was as follows:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
Revenue	$5.5	$6.0	$(0.5)	(8)%	$20.6	$17.1	$3.5	20%

Revenue decreased for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to changes made in our recognition of deferred revenue due to revised performance period estimates. Revenue increased for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to recognition of the remaining $4.2 million deferred revenue for the LAMA program as a result of the program being returned to us from GSK in the three months ended March 31, 2009. Upfront and milestone payments received from GSK and Astellas are deferred upon receipt and are amortized ratably into revenue over our estimated performance periods with end dates ranging between 2011 and 2021. We periodically review the estimated performance periods of our agreements based on the progress of our programs. The remaining revenue for the three months and nine months ended September 30, 2009 and 2008 consisted of the amortization of upfront and milestone payments from GSK related to our Horizon collaboration and our strategic alliance and from Astellas related to our telavancin collaboration. The table below reflects the upfront and milestone payments received through September 30, 2009:

Agreements/Programs (in millions)	Upfront and Milestone Payments
GSK Collaborations
Horizon collaboration	$60.0
Strategic alliance agreement	20.0
Strategic alliance—LAMA license	8.0
Strategic alliance—MABA license	18.0
Astellas license agreement	170.0
Total	$276.0

In October 2009, we delivered the estimated first six month commercial supply of VIBATIV to Astellas. We earned a $20.0 million milestone from Astellas for FDA approval of VIBATIV for treatment of cSSSI and the delivery of the first six months of commercial inventory. Future revenue will include the ongoing amortization of all upfront and milestone payments earned and royalties from Astellas on net sales of VIBATIV. In addition, Astellas has the option to purchase a portion or all of the remaining inventory not already delivered to them.

Research & Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
External research and development	$3.8	$5.0	$(1.2)	(24)%	$10.5	$17.3	$(6.8)	(39)%
Employee-related	7.3	6.4	0.9	14%	22.5	24.6	(2.1)	(9)%
Stock-based compensation	2.9	2.9	—	—%	9.0	7.5	1.5	20%
Facilities, depreciation and other allocated	5.5	5.8	(0.3)	(5)%	17.1	17.5	(0.4)	(2)%
Total research and development expenses	$19.5	$20.1	$(0.6)	(3)%	$59.1	$66.9	$(7.8)	(12)%

Research and development expenses decreased for the three and nine months ended September 30, 2009 compared to the same period in 2008 primarily due to lower external costs related to the regulatory process for telavancin. Research and development expenses also decreased for the nine months ended September 30, 2009 compared to the same period in 2008 due to lower employee related expenses as a result of the reduction in force announced in April 2008.

Research and development expenses for the remainder of 2009 are expected to be driven largely by employee related expenses, costs associated with our continued development efforts in our oral peripheral opioid-induced bowel dysfunction, or PUMA, program with TD-1211 and our 5-HT4 program with TD-5108 and TD-8954, ongoing efforts to obtain FDA approval of telavancin for nosocomial pneumonia and costs associated with new drug discovery programs.

Under our agreement with Astellas, we are responsible for completion of the telavancin Phase 3 programs, publication of the results of these studies and preparation and submission of an NDA to the FDA for the cSSSI and nosocomial pneumonia indications. The FDA approved VIBATIV for cSSSI in September 2009 and the FDA accepted for review our telavancin NDA for nosocomial pneumonia in April 2009. We do not anticipate incurring substantial additional costs associated with VIBATIV for cSSSI, but we cannot predict the time and costs that will be required to complete regulatory review of the telavancin NDA for nosocomial pneumonia. We anticipate that our aggregate net external costs associated with our obligations with regard to telavancin described above will be towards the upper end of the range of $160.0 million to $170.0 million. In addition, if any of the remaining VIBATIV inventory is not realizable, we may be required to expense a portion or all of the remaining capitalized inventory costs.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
General and administrative	$7.1	$6.5	$0.6	9%	$20.9	$22.9	(2.0)	(9)%

General and administrative expenses increased for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to increased employee related and stock-based compensation expenses that were partially offset by reduced facilities and external expenses.  General and administrative expenses decreased for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to lower employee and facilities related costs as a result of the reduction in force announced in April 2008.

We anticipate general and administrative expenses for the remainder of 2009 to be at similar quarterly levels to the first three quarters of the year.

Restructuring charges

Restructuring charges, as compared to the prior year periods, were as follows:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
Restructuring charges	$—	$0.1	$(0.1)	(100)%	$1.3	$5.1	$(3.8)	(75)%

Restructuring charges decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008.  The expenses in 2009 were due to restructuring charges recognized for the sublease of excess space in a portion of one of our South San Francisco, CA buildings whereas the expenses in 2008 were due to restructuring charges recognized for severance and other termination benefit charges resulting from our workforce reduction announced in April 2008.

We do not anticipate incurring additional significant restructuring charges from the plan announced in April 2008 in future periods.

Interest and other income

Interest and other income, as compared to the prior year periods, were as follows:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
Interest and other income	$0.4	$1.2	$(0.8)	(67)%	$2.2	$4.2	$(2.0)	(48)%

Interest and other income decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to lower average investment balances as well as lower average market rates of return during the periods in 2009.

We expect interest and other income to fluctuate in the future due to changes in average cash, cash equivalents and marketable securities balances and market interest rates.

Interest expense

Interest expense, as compared to the prior year periods, was as follows:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
(in millions, except percentages)	2009	2008	$	%	2009	2008	$	%
Interest expense	$1.5	$1.5	$—	—%	$4.5	$4.2	0.3	7%

Interest expense increased for the nine months ended September 30, 2009 compared to the same period in 2008 due to a full period of interest expense and debt amortization costs on our convertible subordinated notes in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration agreements. As of September 30, 2009 and December 31, 2008, we had $154.2 million and $200.6 million, respectively, in cash, cash equivalents and marketable securities, excluding $1.3 million and $3.8 million, respectively, in restricted cash that was pledged as collateral for certain of our leases.

Although we expect our net cash used in operations to be lower in 2009 compared to 2008, we expect to incur substantial expenses as we continue our discovery and development efforts, particularly to the extent we advance our product candidates into clinical studies, which are very expensive. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans, milestone and royalty forecasts and spending assumptions. We are likely to require additional capital to fund operating needs thereafter. If our current operating plans, milestone and royalty forecasts or spending assumptions change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if favorable financing opportunities arise, we may seek additional funding sooner than currently planned. However, future financing may not be available in amounts or on terms acceptable to us, if at all, particularly if global financial and economic conditions do not improve or worsen. This could leave us without adequate financial resources to fund our operations as presently conducted.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine Months Ended September 30,
(in millions)	2009	2008
Net cash used in operating activities	$(55.7)	$(80.1)
Net cash provided by (used in) investing activities	$21.2	$(49.6)
Net cash provided by financing activities	$7.8	$172.2

The decrease in cash used in operations for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a lower net loss and lower disbursements for accounts payable and accrued liabilities.

Cash was provided by investing activities for the nine months ended September 30, 2009 and was used in investing activities during the same period in 2008. The investing activities of 2008 consisted primarily of purchases of marketable securities as a result of investing the proceeds of our convertible subordinated notes offering which closed in the first quarter of 2008. This was partially offset by lower maturities of marketable securities in 2009.

The decrease in cash provided by financing activities for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to net proceeds of $166.7 million received from the closing of our convertible subordinated notes offering in the first quarter of 2008.

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

Effect of Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) amended the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We have determined that our adoption of this guidance had no material impact on our financial position, results of operations and cash flows.

In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and require disclosures in summarized financial information at interim reporting periods. We have determined that our adoption of this guidance had no material impact on our financial position, results of operations and cash flows.

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We have determined that our adoption of these standards had no material impact on our financial position, results of operations and cash flows.

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification), as the single source of authoritative GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing GAAP, we have determined that our adoption of this Codification in the three months ended September 30, 2009 had no material impact on our financial position, results of operations and cash flows.

In September 2009, the FASB ratified guidance to address criteria for separating the consideration in multiple-element arrangements. Companies will be required to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2008 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risks Related to our Business

If the Horizon program does not progress into Phase 3 asthma studies, or if the Phase 3 program in asthma or chronic obstructive pulmonary disease (COPD) does not demonstrate safety and efficacy, the Horizon program will be significantly delayed, our business will be harmed, and the price of our securities could fall.

In late 2008 and early 2009, we announced results from multiple Horizon program Phase 2b asthma studies and a COPD study, and the Phase 3 program for COPD commenced in October 2009. Any adverse developments or results or perceived adverse developments or results with respect to the Horizon program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•      the FDA determining that any of the Phase 2b asthma studies failed to meet study endpoints or raised safety concerns, or that additional clinical studies are required prior to commencing Phase 3 asthma studies;

•      the FDA concluding that any of the Phase 3 enabling studies or other clinical or preclinical studies currently underway raise safety or other concerns;

•      the FDA, after being presented with data from the Phase 2b studies as well as additional studies, requiring further evidence that the long-acting beta2 agonist (LABA) is a once-daily medication;

•      the Phase 3 program in asthma or COPD raising safety concerns or not demonstrating efficacy; or

•      any change in FDA policy or guidance regarding the use of LABAs to treat asthma or COPD.

If telavancin is not approved for the treatment of nosocomial pneumonia (NP) by regulatory agencies, including the FDA, our business will be adversely affected and the price of our securities could fall.

Our first New Drug Application (NDA) for televancin was submitted in late 2006 and on September 11, 2009 the FDA approved VIBATIV™ (telavancin) for the treatment of adults with complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria. In January 2009 we submitted a second telavancin NDA to the FDA for the NP indication and in April 2009, the FDA accepted it for review and assigned a Prescription Drug User Fee Act (PDUFA) goal date of November 26, 2009. However, we do not expect final action on that date, and we currently believe that FDA review of this NDA will extend into 2010.

Regulatory action with respect to this application could take a significant amount of time and could require that we present data from our NP program at an anti-infective drugs advisory committee (AIDAC) meeting, or that we undertake additional studies. We believe that FDA may be considering a revision to its guidelines on NP antibacterial drug clinical trial design. In particular, the FDA is evaluating the use of mortality as an efficacy measure. Our Phase 3 NP Program was designed according to current draft FDA guidelines for antibacterial clinical trial design in NP, and used clinical cure as the efficacy endpoint. At the current time, no FDA regulatory guidance exists on using mortality as an efficacy endpoint in NP clinical studies. If FDA retroactively applies revised clinical trial guidelines to our NP NDA review, and the data from our Phase 3 NP studies do not meet those guidelines, FDA could require data from additional clinical studies that comply with the new guidelines, which could result in significant delays and additional costs, or non-approval of the NP NDA. Any adverse developments or perceived adverse developments with respect to our efforts to obtain approval of telavancin for the NP indication, including a negative outcome from an AIDAC meeting, requirements for additional clinical data, delays in regulatory action, labeling limitations or non-approval, could cause the price of our securities to fall.

On October 28, 2009, Astellas Pharma Europe B.V., a subsidiary of our telavancin partner, Astellas Pharma Inc. (Astellas), announced that it submitted a new European marketing authorization application (MAA) for telavancin to the European Medicines Agency (EMEA) for the treatment of complicated skin and soft tissue infections (cSSTI) and NP. In October 2008, we announced that Astellas Pharma Europe B.V. voluntarily withdrew a previously filed MAA for telavancin for the treatment of cSSTI from the EMEA based on communications from the Committee for Medicinal Products for Human Use (CHMP) of the EMEA that the data provided were not sufficient to allow the CHMP to conclude a positive benefit-risk balance for telavancin for the sole indication of cSSTI at that time. On September 30, 2009, Health Canada approved VIBATIV for the treatment of adults with cSSSI.

If the regulatory authorities require additional clinical data regarding telavancin, or if telavancin for the treatment of NP is ultimately approved by regulatory authorities but with restrictions, including labeling that may limit the targeted patient population, our business will be harmed and the price of our securities could fall. Furthermore, any delay in regulatory action on telavancin for the treatment of NP or any regulatory decision to not approve telavancin for cSSSI in jurisdictions outside of the U.S. and Canada or in any jurisdiction for the treatment of NP will harm our business and could cause the price of our securities to fall.

If our product candidates, in particular the lead compounds in the Horizon program with GSK that recently commenced a Phase 3 clinical program in COPD, and telavancin for the treatment of NP, which is currently under regulatory review, are determined to be unsafe or ineffective in humans, our business will be adversely affected and the price of our securities could fall.

Although our first approved product, VIBATIV, was recently made available for sale in the U.S. by our partner Astellas, we have not yet commercialized any of our product candidates. We are uncertain whether any of our other product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery may not result in the creation of successful medicines. The risk of failure for our product candidates is high. For example, in late 2005, we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301, and GSK discontinued development of TD-5742, the first LAMA compound licensed from us, after completing initial Phase 1 studies. To date, the data supporting our drug discovery and development programs is derived solely from laboratory experiments, preclinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing or early clinical testing stages.

Several well-publicized approvable and complete response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include boxed warnings and changes in approved indications over the last few years, as well as growing public and governmental scrutiny of safety issues, have created an increasingly conservative regulatory environment. The implementation of new laws and regulations, and revisions to FDA clinical trial design guidelines, may increase uncertainty regarding the approvability of a new drug. In addition, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal risk evaluation and mitigation strategy (REMS) at the FDA’s discretion. These new laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s review and approval of our product candidates, including telavancin for the treatment of NP. If we are unable to discover and develop additional medicines that are effective and safe in humans, our business will fail.

With regard to all of our programs, any delay in commencing or completing clinical studies for product candidates, as we are currently experiencing in our MABA program with GSK, and any adverse results from clinical or preclinical studies or regulatory obstacles product candidates may face, would harm our business and could cause the price of our securities to fall.

Each of our product candidates must undergo extensive preclinical and clinical studies as a condition to regulatory approval. Preclinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies or decisions to terminate programs.  For example, we had planned to commence Phase 2b clinical studies in our MABA Program with GSK this year, but we are awaiting the completion of several preclinical studies that are scheduled to report out in late 2009 and early 2010. These key studies, which we have also referred to as “Phase 2b enabling studies,” will likely determine whether or not Phase 2b clinical studies in this program proceed as planned.  If the results of these studies lead to a decision not to proceed, GSK may need to conduct additional work, which could significantly delay the MABA Program.

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later clinical studies. In addition, clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. If our clinical studies are substantially delayed or fail to prove the safety and effectiveness of our product candidates in development, we may not receive regulatory approval of any of these product candidates and our business and financial condition will be materially harmed.

We have relied on a single manufacturer for supply of telavancin and continue to rely on a limited number of manufacturers for our other product candidates, and our business will be seriously harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

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

We have had manufactured sufficient telavancin API and drug product for the anticipated six-month commercial launch supply of VIBATIV and this inventory has been delivered to our collaboration partner. All further manufacture of VIBATIV API and drug product is now our collaboration partner’s responsibility. For the foreseeable future, we anticipate that our collaboration partner will rely on third parties. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, including maintaining cGMP compliance, our collaboration partner may not be able to locate alternative manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay further telavancin studies and development, and adversely affect the commercialization of VIBATIV and any other telavancin products, if approved.

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

VIBATIV may not be accepted by physicians, patients, third party payors, or the medical community in general.

The commercial success of VIBATIV will depend upon its acceptance by physicians, patients, third party payors and the medical community in general. We cannot be sure that VIBATIV will be accepted by these parties. VIBATIV will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, a number of existing anti-infectives manufactured and marketed by major pharmaceutical companies and others, and potentially against new anti-infectives that are not yet on the market. Even if the medical community accepts that VIBATIV is safe and efficacious for its indicated use, physicians may choose to restrict the use of VIBATIV. If we and our partner, Astellas, are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, VIBATIV is preferable to vancomycin and other existing or subsequently-developed anti-infective drugs, we may never generate meaningful revenue from VIBATIV. The degree of market acceptance of VIBATIV will depend on a number of factors, including, but not limited to:

•      the demonstration of the clinical efficacy and safety of VIBATIV;

•      the approved labeling for VIBATIV;

•      the advantages and disadvantages of VIBATIV compared to alternative therapies;

•      our and Astellas’ ability to educate the medical community about the safety and effectiveness of VIBATIV;

•      the reimbursement policies of government and third party payors; and

•      the market price of VIBATIV relative to competing therapies.

We commenced a workforce restructuring in April 2008 to focus our efforts on our key research and exploratory development programs and to reduce our overall cash burn rate. Even after giving effect to this restructuring, we do not have sufficient cash to fully develop and commercialize our un-partnered product candidates, and the restructuring may impact our ability to execute our business plan.

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

Even if our product candidates receive regulatory approval, such as VIBATIV, commercialization of such products may be adversely affected by regulatory actions and oversight.

Even if we receive regulatory approval for our product candidates, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. For example, VIBATIV’s labeling contains a boxed warning regarding the risks of use of VIBATIV during pregnancy.  Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. These restrictions could make it more difficult to market VIBATIV effectively. Further, now that VIBATIV is approved, we remain subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing. In addition, the labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on the product, our contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require our contract manufacturer to implement changes to its facilities. In addition, we may experience a significant drop in the sales of the product, our royalties on product revenues and reputation in the marketplace may suffer, and we could face lawsuits.

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies with respect to VIBATIV, as well as governmental authorities in those foreign countries in which any of our product candidates are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We have not generated any product revenue to date. We may never generate revenue from selling medicines or achieve profitability. As of September 30, 2009, we had an accumulated deficit of approximately $1.1 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. In addition, under our Horizon collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to pay GSK milestone payments which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. The current lead LABA candidate, GW642444, is a GSK-discovered compound and GSK has determined to focus the collaboration’s LABA development resources on the development of this compound only. If this GSK-discovered compound, which recently commenced a Phase 3 program in COPD, is advanced through regulatory approval and commercialization, we would not be entitled to receive any further milestone payments from GSK with regard to the Horizon program and we would have to pay GSK the milestones noted above. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make additional reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

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

We entered into our collaboration agreement for the Horizon program with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our telavancin development and commercialization agreement with Astellas in November 2005. In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of any product candidates in the programs that it has in-licensed, including Horizon and MABA. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and commercial launch. In connection with our license, development and commercialization agreement with Astellas, Astellas is responsible for the commercialization of VIBATIV and any royalties to us from net sales of VIBATIV will depend upon Astellas’ ability to commercialize the medicine.

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they may terminate our partnership with them. In either event, we may be unable to assume the development and commercialization of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. In addition, with the exception of product candidates in our Horizon program, our partners generally are not restricted from developing and commercializing their own products and product candidates that compete with those licensed from us. For example, GSK currently has at least one competing LAMA product candidate that is further advanced in development than our LAMA product candidate which it licensed from us in 2004 and returned to us in February 2009 under the terms of the strategic alliance agreement. If a partner elected to promote its own products and product candidates in preference to those licensed from us, future payments to us could be reduced and our business and financial condition would be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of the partner. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Now that the FDA has approved VIBATIV, our partner Astellas is implementing its commercial launch. VIBATIV’s launch could raise issues of potential conflict between Astellas and us which, if not resolved in a timely manner, could adversely impact the commercial introduction of VIBATIV.

If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected. For example, under the terms of our telavancin license, development and commercialization agreement, Astellas has the right to terminate the agreement since VIBATIV was not approved by December 31, 2008. If Astellas chooses to terminate the agreement, the commercialization of VIBATIV would be delayed.

In addition, while our strategic alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize certain of our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has licensed our LAMA program and our MABA program under the terms of the strategic alliance agreement and has chosen not to license our bacterial infections program, our anesthesia program and our 5-HT4 program. In February 2009, GSK returned the LAMA program to us because the current formulation of the lead product candidate is incompatible with GSK’s proprietary inhaler device. There can be no assurance that GSK will license any other development program under the terms of the strategic alliance agreement, or at all. GSK’s failure to license our development programs or its return of programs to us could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect both our ability to enter into collaborations for these product candidates with third parties and the price of our securities.

Our relationship with GSK may have a negative effect on our ability to enter into relationships with third parties.

As of October 30, 2009, GSK beneficially owned approximately 14.8% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our oral peripheral opioid-induced bowel dysfunction (PUMA) program, (ii) our AT1 Receptor—Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. Because GSK may license these three development programs at any time prior to successful completion of a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

We have active collaborations with GSK for the Horizon and MABA programs and with Astellas for telavancin, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108, our lead 5-HT4 compound, and TD-1792, our investigational antibiotic, has successfully completed a Phase 2 proof-of-concept study, and TD-4208, our LAMA compound that GSK returned to us in February 2009 under the terms of the strategic alliance agreement, has completed a Phase 1 study. We currently intend to pursue collaboration arrangements for the development and commercialization of these compounds. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current weak economy which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets, and we may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates.

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

The FDA enforces good clinical practices and other regulations through periodic inspections of trial sponsors, CROs, principal investigators and trial sites. For example, in connection with the FDA’s review of our telavancin NDAs, the FDA conducted inspections of Theravance and certain of our study sites, clinical investigators and CROs. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GCPs, the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs and could result in significant additional costs.

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

Any new medicine that competes with a generic market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. VIBATIV must demonstrate these advantages, as it will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a number of companies, and a number of existing anti-infectives marketed by major and other pharmaceutical companies. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

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

Our business and operations would suffer in the event of system failures.

Although we have security measures in place, our internal computer systems and those of our clinical research organizations (CROs) and other service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We have not experienced any such system failure, accident or security breach to date, but if such an event were to occur, it could result in a material disruption to our business. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If a disruption or security breach results in a loss of or damage to our data or regulatory applications, or inadvertent disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

As of October 30, 2009, GSK beneficially owned approximately 14.8% of our outstanding capital stock, and GSK has the right to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2009, we owned 173 issued United States patents and 704 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical products. Side effects of, or manufacturing defects in, products that we or our partners develop or commercialize could result in the deterioration of a patient’s condition, injury or even death. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits tends to increase. Our partner Astellas recently began implementing the U.S. commercial launch of VIBATIV, our first approved product. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the applicable products.

Although we maintain general liability and product liability insurance, this insurance may not fully cover potential liabilities. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business. Product liability claims could also harm our reputation, which may adversely affect our and our partners’ ability to commercialize our products successfully.

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

•      our ability to generate revenues and achieve profitability; and

•      the availability of capital.

Legislative proposals to reform healthcare and government insurance programs, the new Presidential administration and its focus on health care reform, along with the trend toward managed healthcare in the United States could influence the purchase of healthcare products and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market our potential medicines and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of probable further health care reform could significantly reduce potential revenues from the sale of any product candidates approved in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential medicines that may be approved in the future at a price acceptable to us or our collaborators.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, in particular during 2008 and 2009. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•      any adverse developments or perceived adverse developments or delays with respect to the commercial launch of VIBATIV;

•      any adverse developments or perceived adverse developments with respect to the FDA’s review of the telavancin NP NDA, including without limitation the FDA’s request for additional information (such as the FDA requiring data from additional clinical studies that comply with any new guidelines for NP antibacterial drug clinical trial design), any major amendment submitted by us, and the outcome from any AIDAC meeting regarding the NP NDA;

•      any adverse developments or perceived adverse developments with respect to regulatory matters concerning telavancin in any foreign jurisdiction, in particular the MAA that our partner Astellas submitted to the EMEA in October 2009;

•      any adverse developments or results or perceived adverse developments or results with respect to the Horizon program with GSK, including any difficulties or delays encountered with regard to the regulatory path for the Horizon program;

•      any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including delays in planned clinical studies and the possibility that the upcoming results of key preclinical studies may lead to significant delay of the MABA program or perhaps a decision to terminate the entire program;

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

•      any adverse developments or perceived adverse developments with respect to our relationship with Astellas, including without limitation, disagreements that may arise between us and Astellas concerning regulatory strategy, further development of telavancin or the commercial launch of VIBATIV, or Astellas’ termination of our telavancin license, development and commercialization agreement, which it now has the right to do;

•      any adverse developments or perceived adverse developments with respect to our partnering efforts with our 5-HT4 program, TD-1792 or TD-4208, the LAMA product candidate that GSK returned to us in February 2009 under the terms of the strategic alliance agreement;

•      announcements regarding GSK’s decisions whether or not to license any of our development programs or to return to us any previously licensed program, such as our experience with our LAMA program licensed from us by GSK in 2004 under the strategic alliance agreement and then returned to us by GSK in February 2009;

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

As of October 30, 2009, GSK beneficially owned approximately 14.8% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 14.1% of our outstanding capital stock.  Based on our review of publicly available filings as of October 31, 2009, our six largest stockholders other than GSK collectively owned approximately 55.2% of our outstanding capital stock. These stockholders could substantially control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Theravance, Inc.
(Registrant)

November 4, 2009	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

November 4, 2009	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350