Form 10-Q
period 2010-03-31
THERAVANCE INC
filed 2010-05-05
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of registrant’s common stock outstanding on April 30, 2010 was 63,761,505.

The number of shares of registrant’s Class A common stock outstanding on April 30, 2010 was 9,401,499.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$109,923	$47,544
Marketable securities	115,525	107,846
Receivable from related party	16	274
Notes receivable	448	144
Prepaid and other current assets	6,237	6,234
Total current assets	232,149	162,042

Restricted cash	1,310	1,310
Property and equipment, net	11,881	12,927
Notes receivable	630	947
Other long-term assets	3,960	4,167
Total assets	$249,930	$181,393

Liabilities and stockholders’ net capital deficiency
Current liabilities:
Accounts payable	$1,999	$1,792
Accrued personnel-related expenses	4,133	6,314
Accrued clinical and development expenses	2,449	1,805
Other accrued liabilities	4,003	5,129
Current portion of note payable and capital lease	191	184
Current portion of deferred revenue	22,801	23,722
Total current liabilities	35,576	38,946

Convertible subordinated notes	172,500	172,500
Deferred rent	709	851
Notes payable and capital lease	213	275
Deferred revenue	153,647	157,426
Other long-term liabilities	314	389

Commitments and contingencies

Stockholders’ net capital deficiency:
Common stock, $0.01 par value; 200,000 shares authorized; 63,655 and 54,830 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	637	549
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at March 31, 2010 and December 31, 2009	94	94
Additional paid-in capital	1,025,548	927,082
Accumulated other comprehensive (loss) income	(18)	35
Accumulated deficit	(1,139,290)	(1,116,754)
Total stockholders’ net capital deficiency	(113,029)	(188,994)
Total liabilities and stockholders’ net capital deficiency	$249,930	$181,393

*                    Condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue (1)	$5,714	$9,544

Operating expenses:
Research and development	20,351	19,557
General and administrative	6,476	7,052
Restructuring charges	—	1,283
Total operating expenses	26,827	27,892

Loss from operations	(21,113)	(18,348)

Interest and other income	94	647
Interest expense	(1,517)	(1,516)
Net loss	$(22,536)	$(19,217)
Basic and diluted net loss per share	$(0.35)	$(0.31)

Shares used in computing basic and diluted net loss per share	64,921	62,288

(1)           Revenue includes amounts from GSK, a related party, of $2,457 and $6,948 for the three months ended March 31, 2010 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(22,536)	$(19,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,515	1,205
Stock-based compensation	4,497	5,113
Notes receivable	3	(26)
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	36	(1,749)
Accounts payable and accrued liabilities	(56)	(2,731)
Accrued personnel-related expenses	(2,181)	(1,380)
Deferred rent	(142)	(120)
Deferred revenue	(4,700)	(8,544)
Other long-term liabilities	(75)	620
Net cash used in operating activities	(23,639)	(26,829)

Cash flows from investing activities
Purchases of property and equipment	—	(2)
Purchases of marketable securities	(51,994)	(25,204)
Maturities of marketable securities	44,000	27,500
Payments received on notes receivable	10	238
Net cash provided by (used in) investing activities	(7,984)	2,532

Cash flows from financing activities
Payments on notes payable and capital lease	(55)	(29)
Proceeds from issuances of common stock	94,057	4,964
Net cash provided by financing activities	94,002	4,935

Net increase (decrease) in cash and cash equivalents	62,379	(19,362)
Cash and cash equivalents at beginning of period	47,544	92,280
Cash and cash equivalents at end of period	$109,923	$72,918

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on February 26, 2010.

Use of Management’s Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Inventory

Inventory is stated at the lower of cost or market and is included with prepaid and other current assets. Inventory consisted of $3.5 million and $3.4 million of VIBATIV™ finished goods, active pharmaceutical ingredient, or other commercial launch supplies as of March 31, 2010 and December 31, 2009, respectively. If Astellas decides not to purchase any of the remaining VIBATIV™ inventory, the Company will be required to expense a portion of or the entire remaining capitalized inventory.

Other-than-Temporary Impairment Assessment

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s conclusion that it does not intend to sell an impaired investment and is not more likely than not to be required to sell the security before it recovers its amortized cost basis. If the Company determines that the impairment of an investment is other-than-temporary, the investment is written down with a charge recorded in interest and other income.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical instruments) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Potential common shares that were excluded from the calculation of net loss per share are as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Shares issuable upon the exercise of stock options	1,345	2,205
Shares issuable under restricted stock unit awards	153	277
Shares issuable upon the conversion of convertible debt	6,668	6,668

The calculation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2010	2009

Net loss	$(22,536)	$(19,217)

Weighted average shares of common stock outstanding	64,978	62,364
Less: unvested restricted shares	(57)	(76)
Weighted average shares used in computing basic and diluted net loss per share	64,921	62,288
Basic and diluted net loss per share	$(0.35)	$(0.31)

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in other comprehensive (loss) income, which consists of unrealized gains and losses on the Company’s marketable securities. Comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net loss	$(22,536)	$(19,217)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(53)	(174)
Comprehensive loss	$(22,589)	$(19,391)

4.  Restructuring Charges

In response to the completion of its Phase 3 development activities and to reduce its overall cash burn rate, the Company announced a plan to reduce its workforce by approximately 40% through layoffs from all departments throughout the organization in April 2008.

In February 2009, the Company entered into a sublease agreement with a third party to sublease excess space in a portion of one of its South San Francisco, CA buildings. The sublease has a 37 month term that began March 2009. For the three months ended March 31, 2009, the Company recorded a restructuring charge of $1.3 million of which $1.1 million represents the fair value of the Company’s lease payments and expenses less sublease income through March 2012.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three months ended March 31, 2010:

(in thousands)	Employee Severance and Benefits	Excess Facilities
Balance as of December 31, 2009	$116	$694
Cash payments	(116)	(74	)*
Balance as of March 31, 2010	$—	$620

*  Includes fair value of cash payments less sublease payments received

To date, the Company has incurred cumulative restructuring charges of $6.9 million relating to the actions taken in April 2008 and February 2009.

The restructuring accrual related to excess facilities is recorded within other accrued liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.

5.  Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Through March 31, 2010, the Company has received $191.0 million in upfront, milestone and other fees from Astellas. The Company is eligible to receive up to an additional $30.0 million in remaining milestone payments related to regulatory approvals in various regions of the world. The Company records these payments as deferred revenue and is amortizing them ratably over its estimated period of performance (development and commercialization period). The Company recognized $3.2 million and $2.6 million in revenue under this agreement in the three months ended March 31, 2010 and 2009, respectively.

Under this arrangement, the Company is responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for complicated skin and skin structure infections (cSSSI) and nosocomial pneumonia (NP) and Astellas is responsible for substantially all other costs associated with commercialization and further development of telavancin. The Company is entitled to receive royalties on global net sales of VIBATIV™ by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. As a result of the initial wholesaler stocking in the three months ended December 31, 2009, the Company recognized minimal royalties in the three months ended March 31, 2010.

RELOVAIRTM Program with GSK

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

In connection with the RELOVAIR™ program, in 2002 the Company received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of the Company’s Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, the Company was eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through March 31, 2010, the Company has received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK’s ICS, fluticasone furoate. Accordingly, the Company does not expect to receive any further milestone payments from the RELOVAIR™ program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, the Company would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product were launched in multiple regions of the world. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next two years. Moreover, the Company is entitled to receive the same royalties on sales of medicines from the RELOVAIR™ program, regardless of whether the product candidate originated with Theravance or with GSK. The Company is entitled to receive royalties of 15% on the first $3.0 billion of annual global net sales, and 5% on annual global net sales above $3.0 billion, for approved single-agent LABA and combination LABA-ICS medicines. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the RELOVAIR™ program, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

The Company recorded the initial cash payment and subsequent milestone payments as deferred revenue and is amortizing them ratably over its estimated period of performance (the product development period). Collaboration revenue from GSK under this agreement was $1.3 million for each of the three months ended March 31, 2010 and 2009.

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

In connection with the strategic alliance with GSK, the Company received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of the Company’s programs under the agreement. In connection with the strategic alliance, the Company recognized $0.7 million in revenue for each of the three months ended March 31, 2010 and 2009. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of the Company’s Class A common stock for an aggregate purchase price of $108.9 million.

Through March 31, 2010, the Company has received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of the Company’s initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license the Company’s LAMA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of the Company’s LAMA program. In June 2005, the Company received a milestone payment from GSK of $3.0 million related to clinical progress of the Company’s product candidate. These payments were amortized ratably over the estimated period of performance (the product development period) until 2009, when the Company recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to the Company from GSK. The Company recognized $4.2 million in revenue related to the LAMA program in the three months ended March 31, 2009.

In March 2005, GSK exercised its right to license the Company’s MABA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through March 31, 2010, the Company received milestone payments from GSK of $13.0 million related to clinical progress of its candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). In the three months ended March 31, 2010, the Company revised the estimated performance period for the MABA program based on its progress. The Company does not expect that the revision will have a material impact on future revenue recognized under this program. The Company recognized $0.5 million and $0.8 million in revenue related to the MABA program for the three months ended March 31, 2010 and 2009, respectively.

6.  Marketable Securities

The Company manages, monitors and measures its investments in highly liquid investment-grade securities by major security type. The following is a summary of the Company’s cash equivalents, marketable securities and restricted cash by major security type at March 31, 2010 and December 31, 2009:

	March 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$40,028	$22	$(1)	$40,049
U.S. government agency securities	19,728	8	(15)	19,721
U.S. corporate notes	27,323	—	(32)	27,291
U.S. commercial paper	63,456	—	—	63,456
Money market funds	75,012	—	—	75,012
Total	225,547	30	(48)	225,529

Less amounts classified as cash equivalents	(108,694)	—	—	(108,694)
Less amounts classified as restricted cash	(1,310)	—	—	(1,310)
Amounts classified as marketable securities	$115,543	$30	$(48)	$115,525

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$45,123	$27	$(5)	$45,145
U.S. government agency securities	18,032	10	—	18,042
U.S. corporate notes	11,181	8	(5)	11,184
U.S. commercial paper	43,473	1	—	43,474
Money market funds	35,425	—	—	35,425
Total	153,234	46	(10)	153,270

Less amounts classified as cash equivalents	(44,114)	—	—	(44,114)
Less amounts classified as restricted cash	(1,310)	—	—	(1,310)
Amounts classified as marketable securities	$107,810	$46	$(10)	$107,846

The estimated fair value amounts were determined using available market information. At March 31, 2010, 100% of marketable securities have contractual maturities within twelve months and the average duration of marketable securities was approximately seven months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2010 were temporary in nature.  All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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

The Company classifies these inputs into the following hierarchy:

Level 1 Inputs — Quoted prices for identical instruments in active markets

Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable

Level 3 Inputs — Unobservable inputs and little, if any, market activity for the assets

The Company’s assets and liabilities that are measured at fair value are based on one or more of the three following valuation techniques:

Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets

Cost approach — Amount that would be required to replace the service capacity of an asset

Income approach — Techniques to convert future amounts to a single present amount based on expectations

The fair values of the Company’s financial assets were as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$40,050	$—	$—	$40,050
U.S. government agency securities	19,721	—	—	19,721
U.S. corporate notes	27,291	—	—	27,291
U.S. commercial paper	—	63,455	—	63,455
Money market funds	75,012	—	—	75,012
Total	$162,074	$63,455	$—	$225,529

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$45,145	$—	$—	$45,145
U.S. government agency securities	18,042	—	—	18,042
U.S. corporate notes	1,020	10,164	—	11,184
U.S. commercial paper	—	43,474	—	43,474
Money market funds	35,425	—	—	35,425
Total	$99,632	$53,638	$—	$153,270

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

The following table presents the carrying values and estimated fair values for the notes as of March 31, 2010 and December 31, 2009. The estimated fair value amounts were determined using available market information.

	March 31, 2010		December 31, 2009
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Convertible subordinated notes	$172,500	$149,056	$172,500	$137,784

9.  Stock-Based Compensation

2008 New Employee Equity Incentive Plan

For the three months ended March 31, 2010, the Company granted stock options to purchase 110,000 shares at a weighted average exercise price of $10.95 under the 2008 Plan. For the three months ended March 31, 2009, the Company granted stock options to purchase 89,000 shares at a weighted average exercise price of $14.18 per share and granted 10,000 RSUs with a weighted-average fair value of $14.31 per share under the 2008 Plan. As of March 31, 2010, there were 68,263 shares remaining available for issuance under the 2008 Plan. Upon stockholder approval of the amendment and restatement of the 2004 Plan on April 27, 2010, the 2008 Plan terminated and no further equity awards will be issued under this plan.

2004 Equity Incentive Plan

For the three months ended March 31, 2010, the Company granted 877,502 RSUs and 210,000 performance RSUs with a weighted-average fair value of $10.15 per share under the 2004 Plan. For the three months ended March 31, 2009, the Company granted 858,691 RSUs with a weighted-average fair value of $14.64 per share under the 2004 Plan. As of March 31, 2010, there were 541,175 shares remaining available for issuance under the 2004 Plan. On April 27, 2010, an amendment and restatement of the 2004 Plan was approved by the Company’s stockholders to, among other things, reserve additional shares of common stock for issuance thereunder.

The following table summarizes equity award activity under the 2008 Plan and the 2004 Plan and related information:

(in thousands, except per share data)	Number of Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Number of Shares Subject to Outstanding RSUs	Weighted-Average Fair Value per Share
Balance at December 31, 2009	1,719	8,414	$16.63	2,042	$14.15
Granted	(1,197)	110	10.95	1,087	10.15
Exercised	—	(86)	7.68	—	—
Released	—	—	—	(122)	14.37
Forfeited	79	(72)	29.39	(7)	14.24
Shares Withheld for Taxes	8	—	—	—	—
Balance at March 31, 2010	609	8,366	$16.54	3,000	$15.72

Valuation Assumptions

The assumptions used to value employee stock-based compensation expense for stock options granted were as follows:

	Three Months Ended March 31,
	2010	2009
Employee stock options
Risk-free interest rate	2.66%-2.75%	1.55%-1.96%
Expected life (in years)	6	6
Volatility	0.48	0.57
Dividend yield	—%	—%
Weighted average estimated fair value of stock options granted	$5.34	$7.73

Stock-based compensation expense consists of the compensation cost for employee share-based awards, including employee stock options, the employee stock purchase plan, RSUs and restricted stock, and the value of options and RSUs issued to non-employees for services rendered. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2010	2009
Research and development	$2,527	$3,007
General and administrative	1,970	2,106
Total	$4,497	$5,113

As of March 31, 2010, there was $9.0 million, $24.5 million and $0.7 million of total unrecognized compensation cost related to unvested stock options, RSUs (excluding performance-contingent RSUs) and restricted stock awards, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

10.  Stockholders’ Net Capital Deficiency

In March 2010, the Company completed a public offering of approximately 8.6 million shares of common stock, at a price of $11.50 per share. The Company received net proceeds of approximately $93.5 million, after deducting underwriting fees and other related expenses of $5.7 million.

11.  Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2010.

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

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Our key programs include: VIBATIVTM (telavancin) with Astellas Pharma Inc. (Astellas) and the RELOVAIRTM program and the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GlaxoSmithKline plc (GSK). By leveraging our proprietary insight of multivalency to drug discovery focused primarily on validated targets, we are pursuing a next generation strategy designed to discover superior medicines in areas of significant unmet medical need.

Our net loss for the three months ended March 31, 2010 was $22.5 million compared to $19.2 million during the same period of 2009. For the three months ended March 31, 2010, total operating expenses were $26.8 million compared to $27.9 million during the same period of 2009. Cash, cash equivalents and marketable securities totaled $225.4 million at March 31, 2010, an increase of $70.0 million since December 31, 2009. The increase was primarily due to net proceeds of $93.5 million received from our public offering of common stock in March 2010, partially offset by cash used in operations.

Following are updates on the progress of our key programs:

Respiratory Programs

RELOVAIR™ (previously Horizon) - Asthma

In March 2010, GSK and Theravance announced that the first asthma patient commenced treatment with RELOVAIR™ (fluticasone furoate/vilanterol trifenatate) in an asthma exacerbation study, marking the start of the Phase 3 clinical development program with this once-daily therapy for this serious and chronic disease.

The asthma program for RELOVAIR™ will assess the potential benefit of the combination of the inhaled corticosteroid (ICS), fluticasone furoate (FF), and the long-acting beta agonist (LABA), vilanterol trifenatate (642444) versus the component products and existing treatments for asthma.

The program consists of eight studies to determine the efficacy and safety of RELOVAIR™ in asthma patients who remain uncontrolled on current treatment. These studies include an exacerbation study, a 12-month safety study also in support of the chronic obstructive pulmonary disease (COPD) program, a 24-week head-to-head study of RELOVAIR™ versus Advair/Seretide, a 24-week FF versus fluticasone propionate versus placebo study, a 12-week vilanterol trifenatate versus salmeterol versus placebo study, a 12-week low dose combination study and a 24-week higher dose combination study versus components and a hypothalamic-pituitary-adrenal axis study.

The asthma exacerbation study is a randomized, double-blind, parallel-group study being conducted in Europe, the U.S. and other international locations. This study will evaluate RELOVAIR™ 100/25 mcg against FF 100 mcg in 2,000 patients whose asthma remains uncontrolled on current therapy. The primary endpoint - time to first severe asthma exacerbation - will inform on both safety and efficacy. The ongoing 12-month safety study will evaluate the overall safety profile of RELOVAIR™ and has been designed to support both the asthma and COPD indications.

Patients across all of the RELOVAIR™ programs will be dosed using a unique single-step activation inhaler. This novel delivery device was developed utilizing GSK’s expertise in device development and valuable patient input.

GSK is in ongoing discussions with the U.S. Food and Drug Administration (FDA) regarding U.S. requirements following the recent FDA Advisory Committee meeting and the FDA’s proposed changes to the use of LABA-containing products in asthma.

RELOVAIR™ (previously Horizon) — Chronic Obstructive Pulmonary Disease

In the Phase 3 program in COPD initiated in October 2009, enrollment is progressing.  The Phase 3 program comprises a broad range of large scale Phase 3 studies to evaluate the investigational once-a-day LABA, vilanterol trifenatate, in combination with the once-a-day ICS, FF, for the treatment of COPD. The overall program, which will study more than 6,000 patients, includes two 12-month exacerbation studies, two 6-month efficacy and safety studies, a detailed lung function profile study, and studies to assess the potential for superiority of the fixed combination of vilanterol trifenatate and FF versus other treatments for COPD.

Gastrointestinal Motility Program

Peripheral Mu Opioid Receptor Antagonist (PUMA) — TD-1211

In April 2010, we announced that the first patient with opioid-induced constipation (OIC) was dosed in a Phase 2 clinical study with TD-1211, an orally-administered peripherally selective mu opioid receptor antagonist. TD-1211 is a potent, multivalent inhibitor of the mu opioid receptor designed to alleviate gastrointestinal side effects of opioid analgesic therapy without affecting analgesia.  This “proof of concept” study is designed to assess the efficacy, tolerability and safety of TD-1211 in patients with OIC.

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the three months ended March 31, 2010 compared to those discussed in our 2009 Annual Report on Form 10-K filed on February 26, 2010.

Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Through March 31, 2010, we have received $191.0 million in upfront, milestone and other fees from Astellas. We are eligible to receive up to an additional $30.0 million in remaining milestone payments related to regulatory approvals in various regions of the world. We record these payments as deferred revenue and are amortizing them ratably over our estimated period of performance (development and commercialization period). We recognized $3.2 million and $2.6 million in revenue under this agreement in the three months ended March 31, 2010 and 2009, respectively.

Under this arrangement, we are responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for complicated skin and skin structure infections (cSSSI) and nosocomial pneumonia (NP) and Astellas is responsible for substantially all other costs associated with commercialization and further development of telavancin. We are entitled to receive royalties on global net sales of VIBATIV™ by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. As a result of the initial wholesaler stocking in the three months ended December 31, 2009, we recognized minimal royalties in the three months ended March 31, 2010.

RELOVAIR™ Program with GSK

In November 2002, we entered into our LABA collaboration with GSK to develop and commercialize a LABA product candidate both as a single-agent new medicine for the treatment of COPD and as part of a new combination medicine with an ICS for the treatment of asthma and/or a long-acting muscarinic antagonist (LAMA) for COPD.

In connection with the RELOVAIR™ program, in 2002 we received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of our Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, we were eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through March 31, 2010, we have received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK’s ICS, fluticasone furoate. Accordingly, we do not expect to receive any further milestone payments from the RELOVAIR™ program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product were launched in multiple regions of the world. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next two years. Moreover, we are entitled to receive the same royalties on sales of medicines from the RELOVAIR™ program, regardless of whether the product candidate originated with Theravance or with GSK. We are entitled to receive royalties of 15% on the first $3.0 billion of annual global net sales, and 5% on annual global net sales above $3.0 billion, for approved single-agent LABA and combination LABA-ICS medicines. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the RELOVAIR™ program, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

We recorded the initial cash payment and subsequent milestone payments as deferred revenue and are amortizing them ratably over our estimated period of performance (the product development period). Collaboration revenue from GSK under this agreement was $1.3 million for each of the three months ended March 31, 2010 and 2009.

2004 Strategic Alliance with GSK

In March 2004, we entered into our strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Under the terms of the strategic alliance, GSK has only one opportunity to license each of our programs. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, it is obligated at its sole cost to discover two structurally different product candidates for any programs that are licensed by GSK under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of its compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that we receive, the total upfront and milestone payments that it could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed our two COPD programs: long-acting muscarinic antagonist (LAMA) and bifunctional muscarinic antagonist-beta2 agonist (MABA). We received $5.0 million payments from GSK in connection with its license of each of our LAMA and MABA programs in August 2004 and March 2005, respectively. GSK has chosen not to license our bacterial infections program, anesthesia program or 5-HT4 program.

In connection with the strategic alliance with GSK, we received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of our programs under the agreement. In connection with the strategic alliance, we recognized $0.7 million in revenue for each of the three months ended March 31, 2010 and 2009. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million.

Through March 31, 2010, we have received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. In June 2005, we received a milestone payment from GSK of $3.0 million related to clinical progress of the our product candidate. These payments were amortized ratably over the estimated period of performance (the product development period) until 2009, when we recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to us from GSK. We recognized $4.2 million in revenue related to the LAMA program in the three months ended March 31, 2009.

In March 2005, GSK exercised its right to license our MABA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through March 31, 2010, we received milestone payments from GSK of $13.0 million related to clinical progress of its candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). In the three months ended March 31, 2010, we revised the estimated performance period for the MABA program based on its progress. We do not expect that the revision will have a material impact on future revenue recognized under this program. We recognized $0.5 million and $0.8 million in revenue related to the MABA program for the three months ended March 31, 2010 and 2009, respectively.

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2010	2009	$	%
Revenue	$5.7	$9.5	$(3.8)	(40)%

Revenue decreased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a one-time non-cash recognition of deferred revenue of $4.2 million as a result of the LAMA program being returned to us by GSK in 2009. From GSK, we recognize revenue from the amortization of upfront and milestone payments related to our RELOVAIR™ program and strategic alliance agreements. From Astellas, we recognize revenue from the amortization of upfront and milestone payments related to our telavancin collaboration, royalties from net sales of VIBATIV™ and the impact of VIBATIV™ inventory transfers or dispositions. The table below reflects the upfront and milestone payments received from GSK under the RELOVAIR™ program and strategic alliance agreements and from Astellas under the telavancin collaboration through March 31, 2010 (in millions).

Agreements/Programs (in millions)	Upfront and Milestone Payments
GSK Collaborations
RELOVAIRTM collaboration	$60.0
Strategic alliance agreement	20.0
Strategic alliance—LAMA license	8.0
Strategic alliance—MABA license	18.0
Astellas license agreement	191.0
Total	$297.0

Upfront fees and milestone payments received have been deferred and are being amortized ratably into revenue over the applicable estimated performance period with end dates ranging between 2011 and 2021. We periodically review and if necessary revise the estimated performance periods of our contracts. In the three months ended March 31, 2010, we revised the estimated performance period for the MABA program based on its progress. We do not expect that the revision will have a material impact on future revenue recognized under this program. Future revenue will include the ongoing amortization of upfront and milestone payments earned, royalties from Astellas on net sales of VIBATIV™ and proceeds from Astellas for transfers of inventory, if any, offset by our cost for manufacturing that inventory.

Research & Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2010	2009	$	%
External research and development	$4.2	$2.7	$1.5	56%
Employee-related	8.0	8.2	(0.2)	(2)%
Stock-based compensation	2.5	3.0	(0.5)	(17)%
Facilities, depreciation and other allocated	5.7	5.7	—	—%
Total research and development expenses	$20.4	$19.6	$0.8	4%

Research and development expenses increased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a $2.6 million reimbursement of development expenses from Astellas recorded in the three months ended March 31, 2009 that was partially offset by lower external costs related to our research programs.

Research and development expenses for the remainder of 2010 are expected to be driven largely by employee related expenses, costs associated with our continued development efforts in our oral peripherally selective mu opioid receptor antagonist, or PUMA, program for opioid-induced constipation with TD-1211, our 5-HT4 program with TD-5108 and TD-8954, our MonoAmine Reuptake Inhibitor, or MARIN, program for chronic pain with TD-9855, ongoing efforts to obtain FDA approval of telavancin for NP and costs associated with new drug discovery programs.

Under our agreement with Astellas, we are responsible for completion of the telavancin Phase 3 programs, publication of the results of these studies and preparation and submission of an NDA to the FDA for the cSSSI and NP indications. The FDA approved VIBATIV™ for the treatment of cSSSI in September 2009. In April 2009, the FDA accepted for review our telavancin NDA for NP and in November 2009, the FDA issued a Complete Response letter with regard to the application. We responded to the Complete Response letter in December 2009 and in January 2010, the FDA sent us a letter notifying us that it considered our response “incomplete.” We believe that the FDA’s position is that it will require data from an additional clinical study or studies before it will consider the NP NDA for approval and we do not currently intend to conduct any such studies. We anticipate that our aggregate external costs, net of amounts reimbursed to us by Astellas, associated with our obligations with regard to telavancin described above, assuming that no additional clinical studies will be conducted, will be towards the upper end of the range of $160.0 million to $170.0 million.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2010	2009	$	%
General and administrative	$6.5	$7.1	$(0.6)	(8)%

General and administrative expenses decreased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to lower employee-related expenses.

We anticipate general and administrative expenses for the remaining quarters of 2010 to be at similar quarterly levels to the first quarter of the year.

Restructuring charges

Restructuring charges, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2010	2009	$	%
Restructuring charges	$—	$1.3	$(1.3)	(100)%

Restructuring charges decreased for the three months ended March 31, 2010 compared to the same period in 2009.  The expenses in 2009 were due to restructuring charges recognized for the sublease of excess space in a portion of one of our South San Francisco, CA buildings.

Interest and other income

Interest and other income, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2010	2009	$	%
Interest and other income	$0.1	$0.6	$(0.5)	(83)%

Interest and other income decreased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to lower average market rates of return during 2010.

We expect interest and other income to fluctuate in the future due to changes in average cash, cash equivalents and marketable securities balances and market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration agreements. As of March 31, 2010, we had $225.4 million in cash, cash equivalents and marketable securities, excluding $1.3 million in restricted cash that was pledged as collateral for certain of our leases. In March 2010, we completed a public offering of approximately 8.6 million shares of common stock, at a price of $11.50 per share. We received net proceeds of approximately $93.5 million after deducting underwriting fees and other related expenses of $5.7 million.

We expect to incur substantial expenses as we continue our discovery and development efforts; particularly to the extent we advance our product candidates into clinical studies, which are very expensive. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans, milestone and royalty forecasts and spending assumptions. We will require additional capital to fund operating needs thereafter. If our current operating plans, milestone and royalty forecasts or spending assumptions change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if favorable financing opportunities arise, we may seek additional funding sooner. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our future operations.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(in millions)	2010	2009
Net cash used in operating activities	$(23.6)	$(26.8)
Net cash provided by (used in) investing activities	$(8.0)	$2.5
Net cash provided by financing activities	$94.0	$4.9

The decrease in cash used in operations for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to lower uses of cash for operating assets and liabilities.

Cash was used by investing activities for the three months ended March 31, 2010 and was provided by investing activities during the same period in 2009. The investing activities in 2010 consisted of higher purchases of marketable securities as a result of investing the net proceeds of our public offering of common stock that closed in March 2010. These purchases were partially offset by higher maturities of marketable securities in 2010.

The increase in cash provided by financing activities for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to net proceeds of $93.5 million received from our public offering of common stock which closed in March 2010.

Contractual Obligations and Commitments

In January 2008, we closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes that will mature on January 15, 2015. The financing raised proceeds, net of issuance costs, of $166.7 million that is being used for general corporate purposes. The notes bear interest at the rate of 3.0% per year, which is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The notes are convertible, at the option of the holder, into shares of our common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share.

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

Pursuant to our RELOVAIRTM collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. The current lead LABA candidate, GW642444, is a GSK-discovered compound. Based on available information, we do not estimate that any significant portion of these potential milestone payments to GSK is likely to be made in the next two years.

Effect of Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical instruments) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2009 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risks Related to our Business

If the RELOVAIR™ Phase 3 program in asthma or chronic obstructive pulmonary disease (COPD) does not demonstrate safety and efficacy, the RELOVAIR™ program will be significantly delayed or terminated, our business will be harmed, and the price of our securities could fall.

In late 2008 and early 2009, we announced results from multiple RELOVAIR™ program Phase 2b asthma studies and a COPD study; the Phase 3 program for COPD commenced in October 2009 and the Phase 3 program for asthma commenced in March 2010. Any adverse developments or results or perceived adverse developments or results with respect to the RELOVAIR™ program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

• the U.S. Food and Drug Administration (FDA) determining that additional clinical studies are required with respect to the Phase 3 program in asthma or COPD;

• safety or other concerns arising from ongoing preclinical or clinical studies in this program;

• the Phase 3 program in asthma or COPD raising safety concerns or not demonstrating efficacy; or

• any change in FDA policy or guidance regarding the use of LABAs to treat asthma or COPD.

On February 18, 2010 the FDA announced that LABAs should not be used alone in the treatment of asthma, and will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA will now require that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, on March 10 and 11, 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. It is unknown at this time what, if any, effect these recent or future FDA actions will have on the development of the RELOVAIR™ program. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the recent Advisory Committee may result in increased time and cost of the asthma clinical trials in the United States for RELOVAIR™ and may increase the overall risk of the RELOVAIR™ asthma program in the United States.

With regard to our telavancin nosocomial pneumonia (NP) NDA, we believe that the FDA’s position is that it will require data from an additional clinical study or studies before it will consider the NP NDA for approval and we do not currently intend to conduct any such studies.

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

We responded to the Complete Response letter in December 2009. The key elements of our response included a rationale for pooling the two Phase 3 NP studies to evaluate all-cause mortality as the primary efficacy endpoint and all available all-cause mortality data which was analyzed using Kaplan-Meier survival estimates. In January 2010 the FDA sent us a letter notifying us that it considered our response “incomplete,” and stating that even if pooling of the two studies is acceptable for analyzing mortality, the two pooled studies would then equate to only one adequate and well-controlled trial and therefore would not constitute the substantial evidence of efficacy required for approval. In addition, the FDA noted that the adequacy and similarity of populations across the studies for the purposes of pooling had not yet been determined, and is still a review issue. Finally, the FDA also suggested several design criteria that should be taken into account in the design of new clinical trials. These design criteria do not include a specific primary endpoint for the evaluation of efficacy, the size or number of studies required, or what the appropriate statistical analysis might be. As a result, the design, size and scope of any additional studies required by the FDA are unclear at this time. With regard to our telavancin NP NDA, we believe that the FDA’s position is that it will require data from an additional clinical study or studies before it will consider the NP NDA for approval and we do not currently intend to conduct any such studies. Any further adverse developments or perceived adverse developments with respect to telavancin for the NP indication could harm our business and cause the price of our securities to fall.

If telavancin is not approved by the European Medicines Agency (EMEA) or if the EMEA requires data from additional clinical studies of telavancin, our business will be adversely affected and the price of our securities could fall.

On October 28, 2009, Astellas Pharma Europe B.V., a subsidiary of our telavancin partner, Astellas Pharma Inc. (Astellas), announced that it submitted a new European marketing authorization application (MAA) for telavancin to the EMEA for the treatment of complicated skin and soft tissue infections (cSSTI) and NP and on November 30, 2009 we announced that the EMEA had completed the validation phase for the MAA and the EMEA’s scientific review process had begun. In October 2008, we announced that Astellas Pharma Europe B.V. voluntarily withdrew a previously filed MAA for telavancin for the treatment of cSSTI from the EMEA based on communications from the Committee for Medicinal Products for Human Use (CHMP) of the EMEA that the data provided were not sufficient to allow the CHMP to conclude a positive benefit-risk balance for telavancin for the sole indication of cSSTI at that time.

If the EMEA does not approve our application, requires data from additional clinical studies regarding telavancin, or if telavancin is ultimately approved by the EMEA but with restrictions, including labeling that may limit the targeted patient population, our business will be harmed and the price of our securities could fall.

If our product candidates, in particular the lead compounds in the RELOVAIR™ program with GSK that recently commenced a Phase 3 clinical program and telavancin for the treatment of NP, are determined to be unsafe or ineffective in humans, our business will be adversely affected and the price of our securities could fall.

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

Several well-publicized approvable and Complete Response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include boxed warnings and changes in approved indications over the last few years, as well as growing public and governmental scrutiny of safety issues, have created an increasingly conservative regulatory environment. The implementation of new laws and regulations, and revisions to FDA clinical trial design guidelines, have increased uncertainty regarding the approvability of a new drug. In addition, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal risk evaluation and mitigation strategy (REMS) at the FDA’s discretion. These new laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s review and approval of our product candidates.

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

Each of our product candidates must undergo extensive preclinical and clinical studies as a condition to regulatory approval. Preclinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies or decisions to terminate programs. For example, we had planned to commence Phase 2b clinical studies in our MABA Program with GSK in 2009, but we are awaiting the analysis of data from several preclinical studies. These key studies, which we have also referred to as “Phase 2b enabling studies,” will likely determine whether or not Phase 2b clinical studies in this program proceed as planned. If the analysis of the results of these studies leads to a decision not to proceed, GSK may need to conduct additional work which could significantly delay the MABA Program, or GSK may decide to terminate the entire program.

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

• potential negative perceptions, if any, of physicians related to the uncertainty surrounding our NP NDA;

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

Even if we receive regulatory approval for our product candidates, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. For example, VIBATIV™’s labeling contains a boxed warning regarding the risks of use of VIBATIV™ during pregnancy. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. These restrictions could make it more difficult to market VIBATIV™ effectively. Further, now that VIBATIV™ is approved, we remain subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing. In addition, the labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers’ facilities, a regulatory agency may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. In addition, we may experience a significant drop in the sales of the product, our royalties on product revenues and reputation in the marketplace may suffer, and we could face lawsuits.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. Our first approved product, VIBATIV™, was launched by our partner Astellas in the U.S. in November 2009, and we expect only modest revenues and royalties during its launch phase. Since the commercial launch in November 2009 through March 31, 2010, Astellas recorded VIBATIV™ net sales of $4.3 million, a substantial portion of which was related to the initial wholesaler stocking. We recognize royalty revenue from Astellas in the period the royalties are earned based on net sales of VIBATIV™ by Astellas as reported to us by Astellas. As a result of the initial stocking orders in the fourth quarter of 2009, we recognized minimal royalty revenue related to VIBATIV™ in the first quarter of 2010. We may never generate sufficient revenue from selling medicines to achieve profitability. As of March 31, 2010, we had an accumulated deficit of approximately $1.1 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. While we have no current intention to do so, if we were to conduct additional studies to support the telavancin NP NDA and we were required to fund such studies, our capital needs could increase substantially. In addition, under our RELOVAIR™ program with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to pay GSK milestone payments which could total as much as $220.0 million if both a single-agent and a combination product were launched in multiple regions of the world. The current lead LABA candidate, GW642444, is a GSK-discovered compound and GSK has determined to focus the collaboration’s LABA development resources on the development of this compound only. If this GSK-discovered compound, which recently commenced Phase 3 programs in asthma and COPD, is advanced through regulatory approval and commercialization, we would not be entitled to receive any further milestone payments from GSK with regard to the RELOVAIR™ program and we would have to pay GSK the milestones noted above. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make additional reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

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

We entered into our collaboration agreement for the RELOVAIR™ program with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our telavancin development and commercialization agreement with Astellas in November 2005. In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of any product candidates in the programs that it has in-licensed, including RELOVAIR™ and MABA. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and commercial launch. In connection with our license, development and commercialization agreement with Astellas, Astellas is responsible for the commercialization of VIBATIV™ and any royalties to us from net sales of VIBATIV™ will depend upon Astellas’ ability to commercialize the medicine.

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

If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected. For example, under the terms of our telavancin license, development and commercialization agreement, Astellas has the right to terminate the agreement since VIBATIV™ was not approved by December 31, 2008. If Astellas chooses to terminate the agreement, the further commercialization of VIBATIV™ would be delayed, our business would be harmed and the price of our securities could fall.

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

We rely on a limited number of manufacturers for our product candidates, and our business will be harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available or if manufactured drug product is not purchased.

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

We have had manufactured sufficient telavancin API and drug product for the anticipated six-month commercial launch supply of VIBATIV™ and this inventory has been delivered to our collaboration partner. Capitalized inventory in the amount of $3.5 million remains on our balance sheet as of March 31, 2010. Since our collaboration partner is not obligated to purchase any of the remaining VIBATIV™ inventory from us and the drug product has a limited shelf life, we may be required to write off and expense a portion or all of the remaining inventory. All further manufacture of VIBATIV™ API and drug product is now our collaboration partner’s responsibility. For the foreseeable future, we anticipate that our collaboration partner will rely on third parties for the manufacture of VIBATIV™ API and drug product. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, including maintaining cGMP compliance, our collaboration partner may not be able to locate alternative manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay further telavancin studies and development, and adversely affect the commercialization of VIBATIV™ and any other telavancin products, if approved.

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

As of April 30, 2010, GSK beneficially owned approximately 12.9% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our oral peripherally selective mu opioid receptor antagonist (PUMA) program for opioid-induced constipation, (ii) our AT1 Receptor—Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. Because GSK is not required to decide whether to license these three development programs until after they have successfully completed a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

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

As of April 30, 2010, GSK beneficially owned approximately 12.9% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2010, we owned 190 issued United States patents and 641 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

• our ability to generate revenues and achieve profitability; and

• the availability of capital.

The recently enacted Patient Protection and Affordable Care Act and other potential legislative or regulatory action regarding healthcare and insurance matters, along with the trend toward managed healthcare in the United States could influence the purchase of healthcare products and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market our potential medicines and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of the Patient Protection and Affordable Care Act and further agency regulations that are likely to emerge in connection with the passage of this act could significantly reduce potential revenues from the sale of any product candidates approved in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential medicines that may be approved in the future at a price acceptable to us or our collaborators.

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

Risks Related to Ownership of our Common Stock

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, in particular during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

• any adverse developments or results or perceived adverse developments or results with respect to the RELOVAIR™ program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for the RELOVAIR™ program;

• any further adverse developments or perceived adverse developments with respect to the FDA’s review of the telavancin NP NDA, which could include, without limitation, non-approval of the NDA;

• any adverse developments or perceived adverse developments with respect to the commercial launch of VIBATIV™, including any failure to meet market expectations with respect to the timing and volume of sales of VIBATIV™;

• any adverse developments or perceived adverse developments with respect to regulatory matters concerning telavancin in any foreign jurisdiction, in particular the MAA that our partner Astellas submitted to the EMEA in October 2009 and of which the EMEA commenced scientific review in November 2009;

• any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including, without limitation, the possibility that the analysis of results from key preclinical studies may lead to significant delay of the MABA program or perhaps a decision to terminate the entire program;

• any adverse developments or perceived adverse developments in the field of LABAs, including any change in FDA policy or guidance (such as the recent pronouncement warning that LABAs should not be used alone in the treatment of asthma and related labeling requirements or the impact of the recent FDA Advisory Committee discussing LABA clinical trial design to evaluate serious asthma outcomes);

• any announcements of developments with, or comments by, the FDA with respect to products we or our partners have under development or have commercialized;

• our incurrence of expenses in any particular quarter in excess of market expectations;

• our workforce restructuring commenced in April 2008 and uncertainties or perceived uncertainties related to the restructuring, including, without limitation, concerns regarding our ability to retain key employees and the possibility that we will have to implement further workforce reductions;

• the extent to which GSK advances (or does not advance) our product candidates through development into commercialization;

• any adverse developments or perceived adverse developments with respect to our relationship with GSK;

• any adverse developments or perceived adverse developments with respect to our relationship with Astellas, including without limitation, disagreements that may arise between us and Astellas concerning regulatory strategy or further development of telavancin, or Astellas’ termination of our telavancin license, development and commercialization agreement, which it now has the right to do;

• any adverse developments or perceived adverse developments with respect to our partnering efforts with our 5- HT4 program, TD-1792 or TD-4208;

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

As of April 30, 2010, GSK beneficially owned approximately 12.9% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 9.6% of our outstanding capital stock. Based on our review of publicly available filings as of April 30, 2010, our six largest stockholders other than GSK collectively owned approximately 49.6% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 6. Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.3	2004 Equity Incentive Plan, as amended by the board of directors February 10, 2010 and approved by stockholders April 27, 2010
10.32	Amended and Restated 2008 New Employee Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

May 5, 2010	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

May 5, 2010	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.3	2004 Equity Incentive Plan, as amended by the board of directors February 10, 2010 and approved by stockholders April 27, 2010
10.32	Amended and Restated 2008 New Employee Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350