Form 10-Q
period 2010-06-30
THERAVANCE INC
filed 2010-08-04
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of registrant’s common stock outstanding on July 30, 2010 was 64,258,295

The number of shares of registrant’s Class A common stock outstanding on July 30, 2010 was 9,401,499.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$69,721	$47,544
Marketable securities	140,972	107,846
Receivable from related party	33	274
Notes receivable	434	144
Prepaid and other current assets	5,063	6,234
Total current assets	216,223	162,042

Restricted cash	893	1,310
Property and equipment, net	11,049	12,927
Notes receivable	530	947
Other long-term assets	3,754	4,167
Total assets	$232,449	$181,393

Liabilities and stockholders’ net capital deficiency
Current liabilities:
Accounts payable	$1,749	$1,792
Accrued personnel-related expenses	4,692	6,314
Accrued clinical and development expenses	2,231	1,805
Other accrued liabilities	4,335	5,129
Current portion of note payable and capital lease	195	184
Current portion of deferred revenue	22,802	23,722
Total current liabilities	36,004	38,946

Convertible subordinated notes	172,500	172,500
Deferred rent	1,782	851
Notes payable and capital lease	175	275
Deferred revenue	147,946	157,426
Other long-term liabilities	—	389

Commitments and contingencies

Stockholders’ net capital deficiency:
Common stock, $0.01 par value; 200,000 shares authorized; 64,242 and 54,830 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	642	549
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at June 30, 2010 and December 31, 2009	94	94
Additional paid-in capital	1,033,427	927,082
Accumulated other comprehensive (loss) income	(26)	35
Accumulated deficit	(1,160,095)	(1,116,754)
Total stockholders’ net capital deficiency	(125,958)	(188,994)
Total liabilities and stockholders’ net capital deficiency	$232,449	$181,393

*                    Condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue (1)	$6,264	$5,493	$11,979	$15,037

Operating expenses:
Research and development	18,705	20,020	39,057	39,577
General and administrative	6,991	6,796	13,467	13,848
Restructuring charges	—	30	—	1,313
Total operating expenses	25,696	26,846	52,524	54,738

Loss from operations	(19,432)	(21,353)	(40,545)	(39,701)

Interest and other income	134	1,172	229	1,819
Interest expense	(1,508)	(1,511)	(3,025)	(3,027)
Net loss	$(20,806)	$(21,692)	$(43,341)	$(40,909)
Basic and diluted net loss per share	$(0.28)	$(0.35)	$(0.63)	$(0.65)

Shares used in computing net loss per share	73,282	62,842	69,124	62,567

(1)           Revenue includes amounts from GSK, a related party, of $2,457 and $2,708 for the three months ended June 30, 2010 and 2009, respectively, and $4,913 and $9,656 for the six months ended June 30, 2010 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(43,341)	$(40,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,137	2,529
Stock-based compensation	9,820	10,387
Notes receivable	4	(23)
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	1,205	545
Accounts payable and accrued liabilities	(232)	(1,092)
Accrued personnel-related expenses	(1,622)	(974)
Deferred rent	931	(280)
Deferred revenue	(10,400)	(4,038)
Other long-term liabilities	(389)	543
Net cash used in operating activities	(40,887)	(33,312)

Cash flows from investing activities
Purchases of property and equipment	(133)	(359)
Purchases of marketable securities	(103,861)	(54,570)
Maturities of marketable securities	70,000	48,065
Release of restricted cash	417	2,500
Payments received on notes receivable	110	238
Net cash used in investing activities	(33,467)	(4,126)

Cash flows from financing activities
Payments on notes payable and capital lease	(89)	(57)
Proceeds from issuances of common stock	96,620	6,313
Net cash provided by financing activities	96,531	6,256

Net increase (decrease) in cash and cash equivalents	22,177	(31,182)
Cash and cash equivalents at beginning of period	47,544	92,280
Cash and cash equivalents at end of period	$69,721	$61,098

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

Inventory

Inventory is stated at the lower of cost or market and is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets. Inventory consisted of $2.5 million and $3.4 million of VIBATIV™ finished goods, active pharmaceutical ingredient, or other commercial launch supplies as of June 30, 2010 and December 31, 2009, respectively. If Astellas Pharma Inc. (Astellas) decides not to purchase some or any of the remaining VIBATIV™ inventory, the Company will be required to expense a portion of or the entire remaining capitalized inventory.

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

2.  Net Loss per Share

Basic net loss per share (basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share (diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, plus any dilutive potential common shares. Diluted EPS is identical to basic EPS for all periods presented since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

Using the treasury stock method, potential common shares that were excluded from the calculation of net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Shares issuable upon the exercise of stock options	1,716	2,112	1,558	2,157
Shares issuable under restricted stock unit awards	466	305	324	291
Shares issuable upon the conversion of convertible debt	6,668	6,668	6,668	6,668

The calculation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2010	2009	2010	2009
Basic and diluted:
Net loss	$(20,806)	$(21,692)	$(43,341)	$(40,909)

Weighted average shares of common stock outstanding	73,339	62,919	69,181	62,644
Less: unvested restricted shares	(57)	(77)	(57)	(77)
Weighted average shares used in computing basic and diluted net loss per common share	73,282	62,842	69,124	62,567
Basic and diluted net loss per share	$(0.28)	$(0.35)	$(0.63)	$(0.65)

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in other comprehensive (loss) income, which consists of unrealized gains and losses on the Company’s marketable securities. Comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(20,806)	$(21,692)	$(43,341)	$(40,909)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(8)	(129)	(61)	(303)
Comprehensive loss	$(20,814)	$(21,821)	$(42,402)	$(41,212)

4.  Restructuring Charges

In April 2008, in response to the completion of its Phase 3 telavancin development activities and to reduce its overall cash burn rate, the Company announced a plan to reduce its workforce by approximately 40% through layoffs from all departments throughout the organization. The Company incurred adjusted restructuring charges totaling $5.4 million through 2008 and 2009 related to this reduction in force.

In February 2009, the Company entered into a sublease agreement with a third party to sublease excess space in a portion of one of its South San Francisco, CA buildings. The sublease has a 37 month term that began March 2009. For the six months ended June 30, 2009, the Company recorded a restructuring charge of $1.3 million of which $1.1 million represents the fair value of the Company’s lease payments and expenses less sublease income through March 2012. As further described in Note 9, the Company entered into amendments to its South San Francisco, CA facility leases in June 2010.  The amendments enabled the Company to reduce the accrual related to the sublet facilities by $0.5 million for the three months ended June 30, 2010. The restructuring accrual related to excess facilities is recorded within other accrued liabilities on the Company’s condensed consolidated balance sheets.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the six months ended June 30, 2010:

(in thousands)	Employee Severance and Benefits	Excess Facilities
Balance as of December 31, 2009	$116	$694
Cash payments	(116)	(136	)*
Adjustment	—	(504)
Balance as of June 30, 2010	$—	$54

*  Includes cash payments less sublease payments received

To date, the Company has incurred cumulative adjusted restructuring charges of $6.7 million relating to the actions taken in April 2008 and February 2009. The Company does not anticipate incurring additional restructuring charges from these actions.

5.  Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Through June 30, 2010, the Company has received $191.0 million in upfront, milestone and other fees from Astellas. The Company is eligible to receive up to an additional $30.0 million in remaining milestone payments related to regulatory approvals in various regions of the world. The Company records these payments as deferred revenue and is amortizing them ratably over its estimated period of performance (development and commercialization period).

Under this arrangement, the Company is responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for complicated skin and skin structure infections (cSSSI) and nosocomial pneumonia (NP) and Astellas is responsible for substantially all other costs associated with commercialization and further development of telavancin. The Company is entitled to receive royalties on global net sales of VIBATIV™ by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. The following table discloses net revenue under this collaboration agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Amortization of deferred revenue	$3,244	$2,785	$6,487	$5,380
Royalties from net sales of VIBATIV™	114	—	124	—
Proceeds from VIBATIV™ delivered to Astellas	1,393	—	1,393	—
Cost of VIBATIV™ delivered to Astellas	(943)	—	(943)	—
Net Astellas collaboration revenue	$3,808	$2,785	$7,061	$5,380

RELOVAIRTM Program with GSK

In November 2002, the Company entered into its long-acting beta2 agonist (LABA) collaboration with GSK (the RELOVAIR™ program) to develop and commercialize a LABA product candidate both as a single-agent new medicine for the treatment of chronic obstructive pulmonary disease (COPD) and as part of a new combination medicine with an inhaled corticosteroid (ICS) for the treatment of asthma and/or a long-acting muscarinic antagonist (LAMA) for COPD.

In connection with the RELOVAIR™ program, in 2002 the Company received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of the Company’s Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, the Company was eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through June 30, 2010, the Company has received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK’s ICS, fluticasone furoate. Accordingly, the Company does not expect to receive any further milestone payments from the RELOVAIR™ program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, the Company would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product were launched in multiple regions of the world. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next two years. Moreover, the Company is entitled to receive the same royalties on sales of medicines from the RELOVAIR™ program, regardless of whether the product candidate originated with Theravance or with GSK. The Company is entitled to receive royalties of 15% on the first $3.0 billion of annual global net sales, and 5% on annual global net sales above $3.0 billion, for approved single-agent LABA and combination LABA-ICS medicines. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the RELOVAIR™ program, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

The Company recorded the initial cash payment and subsequent milestone payments as deferred revenue and is amortizing them ratably over its estimated period of performance (the product development period). Collaboration revenue from GSK under this agreement was $1.3 million in each of the three months ended June 30, 2010 and 2009 and $2.5 million in each of the six months ended June 30, 2010 and 2009, respectively.

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

In connection with the strategic alliance with GSK, the Company received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of the Company’s programs under the agreement. In connection with the strategic alliance, the Company recognized $0.7 million in revenue for each of the three months ended June 30, 2010 and 2009 and $1.4 million for each of the six months ended June 30, 2010 and 2009. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of the Company’s Class A common stock for an aggregate purchase price of $108.9 million.

Through June 30, 2010, the Company has received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of the Company’s initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license the Company’s LAMA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with its licensing of the Company’s LAMA program. In June 2005, the Company received a milestone payment from GSK of $3.0 million related to clinical progress of the Company’s product candidate. These payments were amortized ratably over the estimated period of performance (the product development period) until March 2009, when the Company recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to the Company from GSK.

In March 2005, GSK exercised its right to license the Company’s MABA program pursuant to the terms of the strategic alliance. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through June 30, 2010, the Company received milestone payments from GSK of $13.0 million related to clinical progress of the Company’s product candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). The Company recognized $0.5 million and $0.8 million in revenue related to the MABA program for the three months ended June 30, 2010 and 2009, respectively, and $1.0 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.

6.  Marketable Securities

The Company manages, monitors and measures its investments in highly liquid investment-grade securities by major security type. The following is a summary of the Company’s cash equivalents, marketable securities and restricted cash by major security type at June 30, 2010 and December 31, 2009:

	June 30, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$39,986	$29	$—	$40,015
U.S. government agency securities	49,832	22	(1)	49,853
U.S. corporate notes	28,701	2	(78)	28,625
U.S. commercial paper	39,813	—	—	39,813
Money market funds	49,664	—	—	49,664
Total	207,996	53	(79)	207,970

Less amounts classified as cash equivalents	(66,105)	—	—	(66,105)
Less amounts classified as restricted cash	(893)	—	—	(893)
Amounts classified as marketable securities	$140,998	$53	$(79)	$140,972

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$45,123	$27	$(5)	$45,145
U.S. government agency securities	18,032	10	—	18,042
U.S. corporate notes	11,181	8	(5)	11,184
U.S. commercial paper	43,473	1	—	43,474
Money market funds	35,425	—	—	35,425
Total	153,234	46	(10)	153,270

Less amounts classified as cash equivalents	(44,114)	—	—	(44,114)
Less amounts classified as restricted cash	(1,310)	—	—	(1,310)
Amounts classified as marketable securities	$107,810	$46	$(10)	$107,846

The estimated fair value amounts were determined using available market information. At June 30, 2010, 100% of marketable securities have contractual maturities within twelve months and the average duration of marketable securities was approximately six months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2010 were temporary in nature.  All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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

The Company’s assets and liabilities that are measured at fair value are based on one or more of the three following valuation techniques:

Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets

Cost approach — Amount that would be required to replace the service capacity of an asset

Income approach — Techniques to convert future amounts to a single present amount based on expectations

The fair values of the Company’s financial assets were as follows at June 30, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$35,015	$5,000	$—	$40,015
U.S. government agency securities	41,241	8,612	—	49,853
U.S. corporate notes	24,869	3,756	—	28,625
U.S. commercial paper	—	39,813	—	39,813
Money market funds	49,664	—	—	49,664
Total	$150,789	$57,181	$—	$207,970

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$45,145	$—	$—	$45,145
U.S. government agency securities	18,042	—	—	18,042
U.S. corporate notes	1,020	10,164	—	11,184
U.S. commercial paper	—	43,474	—	43,474
Money market funds	35,425	—	—	35,425
Total	$99,632	$53,638	$—	$153,270

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

The following table presents the carrying values and estimated fair values for the notes as of June 30, 2010 and December 31, 2009. The estimated fair value amounts were determined using available market information.

	June 30, 2010		December 31, 2009
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Convertible subordinated notes	$172,500	$147,327	$172,500	$137,784

9.  Operating Lease and Sublease

The Company entered into amendments to its South San Francisco, CA facility leases in June 2010. These amendments extend the lease terms through May 2020 and the Company may extend the terms for two additional five-year periods.  The leases are for two buildings of approximately 110,000 and 60,000 square feet.

Under the amendments, unused portions of a tenant improvement allowance can be used to reduce base rent up to a limit. Without considering such reductions, at June 30, 2010, future commitments under the amended noncancelable operating leases are as follows:

(in thousands)
Years ending December 31:
Remainder of 2010	$2,312
2011	4,466
2012	5,429
2013	5,029
2014	4,860
Thereafter	28,966
Total	$51,062

10.  Stock-Based Compensation

2008 New Employee Equity Incentive Plan

For the six months ended June 30, 2010, the Company granted stock options to purchase 110,000 shares at a weighted average exercise price of $10.95 per share under the 2008 Plan. For the six months ended June 30, 2009, the Company granted stock options to purchase 133,000 shares at a weighted average exercise price of $14.83 per share and granted 10,000 RSUs with a weighted-average fair value of $14.31 per share under the 2008 Plan. With stockholders’ approval of the amendment and restatement of the 2004 Plan in April 2010, no further equity awards will be issued under the 2008 Plan.

2004 Equity Incentive Plan

For the six months ended June 30, 2010, the Company granted stock options to purchase 143,750 shares at a weighted average exercise price of $16.37 per share and granted 940,042 RSUs and 210,000 performance RSUs with a weighted-average fair value of $10.47 per share and $10.12 per share, respectively, under the 2004 Plan. For the six months ended June 30, 2009, the Company granted 928,911 RSUs with a weighted-average fair value of $14.66 per share and 42,000 stock options with a weighted-average exercise price of $14.98 per share under the 2004 Plan. As of June 30, 2010, there were 6,667,142 shares remaining available for issuance under the 2004 Plan. On April 27, 2010, an amendment and restatement of the 2004 Plan was approved by the Company’s stockholders to, among other things, reserve additional shares of common stock for issuance thereunder.

The following table summarizes equity award activity under the 2008 Plan and the 2004 Plan and related information:

(in thousands, except per share data)	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Number of Shares Subject to Outstanding RSUs	Weighted- Average Fair Value per Share
Balance at December 31, 2009	8,414	$16.63	2,042	$14.15
Granted	110	10.95	1,087	10.15
Exercised	(86)	7.68	—	—
Released	—	—	(122)	14.37
Forfeited	(72)	29.39	(7)	14.24
Balance at March 31, 2010	8,366	16.54	3,000	15.72
Granted	144	16.37	63	14.79
Exercised	(225)	7.23	—	—
Released	—	—	(174)	13.04
Forfeited	(82)	21.35	(569)	28.40
Balance at June 30, 2010	8,203	$16.75	2,320	$12.46

Valuation Assumptions

The assumptions used to value employee stock-based compensation expense for stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee stock options
Risk-free interest rate	2.42%-2.82%	1.65%-2.92%	2.42%-2.82%	1.55%-3.07%
Expected life (in years)	5-6	5-6	5-6	6
Volatility	0.52	0.51	0.48-0.52	0.49-0.57
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of stock options granted	$8.41	$7.58	$7.07	$7.79

Employee stock purchase plan issuances
Risk-free interest rate	0.22%-0.79%	0.29%-0.88%	0.22%-0.79%	0.29%-0.88%
Expected life (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	0.50-0.69	0.71-0.84	0.50-0.69	0.71-0.84
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of ESPP issuances	$5.86	$6.46	$5.86	$6.46

Stock-based compensation expense consists of the compensation cost for employee share-based awards, including employee stock options, the employee stock purchase plan, RSUs and restricted stock, and the value of options and RSUs issued to non-employees for services rendered. In connection with the retirement of the Company’s former chairman of the Board of Directors in April 2010, the Company entered into a consulting agreement that provided for, among other things, the acceleration of an RSU that was scheduled to vest through April 2012 and an extension of the period of time in which vested stock options may be exercised until to the stated expiration date of the stock options. As a result of the stock option modification, the Company recorded an expense of $0.9 million during the three months ended June 30, 2010. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Research and development	$2,618	$3,055	$5,145	$6,062
General and administrative	2,704	2,219	4,675	4,325
Total	$5,322	$5,274	$9,820	$10,387

As of June 30, 2010, there was $8.0 million, $22.5 million and $0.6 million of total unrecognized compensation cost related to unvested stock options, RSUs and restricted stock awards, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

11.  Stockholders’ Net Capital Deficiency

In March 2010, the Company completed a public offering of approximately 8.6 million shares of common stock, at a price of $11.50 per share. The Company received net proceeds of approximately $93.5 million, after deducting underwriting fees and other related expenses of $5.7 million.

12.  Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2010.

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

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Our key programs include: VIBATIVTM (telavancin) with Astellas Pharma Inc. (Astellas) and the RELOVAIRTM program and the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GlaxoSmithKline plc (GSK). By leveraging our proprietary insight of multivalency to drug discovery focused primarily on validated targets, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

Our net loss was $20.8 million and $21.7 million for the three months ended June 30, 2010 and 2009, respectively, and $43.3 million and $40.9 million for the six months ended June 30, 2010 and 2009, respectively. Total operating expenses were $25.7 million and $26.8 million for the three months ended June 30, 2010 and 2009, respectively, and $52.5 million and $54.7 million for the six months ended June 30, 2010 and 2009, respectively. Cash, cash equivalents and marketable securities totaled $210.7 million at June 30, 2010, an increase of $55.3 million since December 31, 2009. The increase was primarily due to net proceeds of $93.5 million received from our public offering of common stock in March 2010, partially offset by cash used in operations.

Following are updates on the progress of our programs:

RELOVAIR™ (previously Horizon) — Asthma

Enrollment is progressing in the Phase 3 asthma program. In March 2010, GSK and Theravance announced that the first asthma patient commenced treatment with RELOVAIR™ (fluticasone furoate/vilanterol trifenatate) in an asthma exacerbation study, marking the start of the Phase 3 asthma clinical development program with this once-daily therapy.

The Phase 3 asthma program consists of eight studies, five of which are underway, to determine the safety and efficacy of RELOVAIR™ in asthma patients who remain uncontrolled on current treatment. These studies include an exacerbation study, a 12-month safety study (which also supports the chronic obstructive pulmonary disease (COPD) program), a 12-week low-dose combination and a 24-week high-dose combination efficacy study, a 24-week head-to-head study of RELOVAIR™ versus Advair/Seretide, a 24-week study of fluticasone furoate versus fluticasone propionate, a 12-week study of vilanterol trifenatate versus salmeterol, and a hypothalamic-pituitary-adrenal (HPA) axis study.

In the Phase 3 asthma program, four studies are currently recruiting patients:

•      Exacerbation Study — ~2,000 patients

•      24-Week High Dose Combination Efficacy Study — ~1,000 patients

•      24-Week Head-to-Head Study of RELOVAIR™ versus Advair®/Seretide — ~100 patients

•      Hypothalamic-Pituitary-Adrenal (HPA) Axis Study — ~200 patients

Enrollment of approximately 500 patients in the 12-month safety study has been completed and treatments are currently ongoing.

RELOVAIR™ (previously Horizon) — Chronic Obstructive Pulmonary Disease (COPD)

The Phase 3 program in COPD was initiated in October 2009 and enrollment is progressing. The overall program, which is comprised of five studies encompassing more than 6,000 patients, includes two 12-month exacerbation studies, two 6-month efficacy and safety studies, a detailed lung function profile study, and studies to assess the potential for superiority of the fixed combination of vilanterol trifenatate and fluticasone furoate versus other treatments for COPD.

All five Phase 3 studies in COPD are underway. Four of the five studies are currently recruiting patients; one has fully enrolled and is ongoing.

Patients across all of the RELOVAIR™ programs will be dosed using a unique single-step activation inhaler. This novel delivery device was developed utilizing GSK’s expertise in device development and valuable patient input.

VIBATIV™ (telavancin)

VIBATIVTM was launched in the United States (U.S.) in the fourth quarter of 2009 for the treatment of adult patients with complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria, including Staphylococcus aureus, both methicillin-resistant (MRSA) and methicillin-susceptible (MSSA) strains.  The VIBATIVTM launch is progressing in the U.S. and VIBATIVTM is under review by the European Medicines Agency (EMEA) for the treatment of nosocomial pneumonia (NP) and complicated skin and soft tissue infections in adults.

Peripheral Mu Opioid Receptor Antagonist (PUMA) — TD-1211

Enrollment is progressing in the Phase 2 clinical study with TD-1211, an orally-administered peripherally selective mu opioid receptor antagonist (PUMA), for the treatment of opioid-induced constipation (OIC). TD-1211 is a potent, multivalent inhibitor of the mu opioid receptor designed to alleviate gastrointestinal side effects of opioid analgesic therapy without affecting analgesia. This “proof of concept” study is designed to assess the efficacy, tolerability and safety of TD-1211 in patients with OIC. We expect to report top-line data from this study toward the end of 2010.

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the three and six months ended June 30, 2010 compared to those discussed in our 2009 Annual Report on Form 10-K filed on February 26, 2010.

Collaboration and Licensing Agreements

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Through June 30, 2010, we have received $191.0 million in upfront, milestone and other fees from Astellas. We are eligible to receive up to an additional $30.0 million in remaining milestone payments related to regulatory approvals in various regions of the world. We record these payments as deferred revenue and are amortizing them ratably over our estimated period of performance (development and commercialization period).

Under this arrangement, we are responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin for cSSSI and NP and Astellas is responsible for substantially all other costs associated with commercialization and further development of telavancin. We are entitled to receive royalties on global net sales of VIBATIV™ by Astellas that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. The following table discloses net revenue under this collaboration agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Amortization of deferred revenue	$3.2	$2.8	$6.5	$5.4
Royalties from net sales of VIBATIV™	0.1	—	0.1	—
Proceeds from VIBATIV™ delivered to Astellas	1.4	—	1.4	—
Cost of VIBATIV™ delivered to Astellas	(0.9)	—	(0.9)	—
Net Astellas collaboration revenue	$3.8	$2.8	$7.1	$5.4

RELOVAIR™ Program with GSK

In November 2002, we entered into our long-acting beta2 agonist (LABA) collaboration with GSK (the RELOVAIR™ program) to develop and commercialize a LABA product candidate both as a single-agent new medicine for the treatment of COPD and as part of a new combination medicine with an ICS for the treatment of asthma and/or a long-acting muscarinic antagonist (LAMA) for COPD.

In connection with the RELOVAIR™ program, in 2002 we received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of our Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, we were eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through June 30, 2010, we have received a total of $60.0 million in upfront and development milestone payments. GSK has determined to focus the collaboration’s resources on the development of the lead LABA, GW642444, a GSK-discovered compound, together with GSK’s ICS, fluticasone furoate. Accordingly, we do not expect to receive any further milestone payments from the RELOVAIR™ program. In the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we would be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product were launched in multiple regions of the world. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be made in the next two years. Moreover, we are entitled to receive the same royalties on sales of medicines from the RELOVAIR™ program, regardless of whether the product candidate originated with Theravance or with GSK. We are entitled to receive royalties of 15% on the first $3.0 billion of annual global net sales, and 5% on annual global net sales above $3.0 billion, for approved single-agent LABA and combination LABA-ICS medicines. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the RELOVAIR™ program, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine are applicable.

We recorded the initial cash payment and subsequent milestone payments as deferred revenue and are amortizing them ratably over our estimated period of performance (the product development period). Collaboration revenue from GSK under this agreement was $1.3 million in each of the three months ended June 30, 2010 and 2009 and $2.5 million in each of the six months ended June 30, 2010 and 2009, respectively.

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

In connection with the strategic alliance with GSK, we received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of our programs under the agreement. In connection with the strategic alliance, we recognized $0.7 million in revenue for each of the three months ended June 30, 2010 and 2009 and $1.4 million for each of the six months ended June 30, 2010 and 2009. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million.

Through June 30, 2010, we have received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. In June 2005, we received a milestone payment from GSK of $3.0 million related to clinical progress of our product candidate. These payments were amortized ratably over the estimated period of performance (the product development period) until March 2009, when we recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to us from GSK.

In March 2005, GSK exercised its right to license our MABA program pursuant to the terms of the strategic alliance. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through June 30, 2010, we received milestone payments from GSK of $13.0 million related to clinical progress of our product candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). We recognized $0.5 million and $0.8 million in revenue related to the MABA program for the three months ended June 30, 2010 and 2009, respectively, and $1.0 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year periods, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2010	2009	$	%	2010	2009	$	%
Revenue	$6.3	$5.5	$0.8	15%	$12.0	$15.0	$(3.0)	(20)%

Revenue increased for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to the sale of VIBATIV™ inventory to Astellas and VIBATIV™ royalties earned. Revenue decreased for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a one-time non-cash recognition of deferred revenue of $4.2 million as a result of the LAMA program being returned to us by GSK in the three months ended March 31, 2009, partially offset by revenues relating to the sale of VIBATIVTM inventory to Astellas and VIBATIVTM royalties earned. From GSK, we recognize revenue from the amortization of upfront and milestone payments related to our RELOVAIR™ program and strategic alliance agreements. From Astellas, we recognize revenue from the amortization of upfront and milestone payments related to our telavancin collaboration, royalties from net sales of VIBATIV™ and the impact of VIBATIV™ inventory transfers or dispositions.

Research & Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2010	2009	$	%	2010	2009	$	%
External research and development	$3.3	$4.0	$(0.7)	(18)%	$7.4	$6.7	$0.7	10%
Employee-related	7.3	7.1	0.2	3%	15.3	15.3	—	—%
Stock-based compensation	2.6	3.1	(0.5)	(16)%	5.1	6.1	(1.0)	(16)%
Facilities, depreciation and other allocated	5.5	5.8	(0.3)	(5)%	11.3	11.5	(0.2)	(2)%
Total research and development expenses	$18.7	$20.0	$(1.3)	(7)%	$39.1	$39.6	$(0.5)	(1)%

Research and development expenses decreased for the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to lower external costs from our drug discovery programs, lower stock-based compensation expenses and lower facilities and related expenses. The results for the three and six months ended June 30, 2009 include $1.0 million and $3.6 million of reimbursements of development expenses from Astellas, respectively.

Research and development expenses for the remainder of 2010 are expected to be driven largely by employee related expenses, costs associated with our continued development efforts in our oral peripherally selective mu opioid receptor antagonist, or PUMA, program for opioid-induced constipation with TD-1211, our MonoAmine Reuptake Inhibitor, or MARIN, program for chronic pain with TD-9855 and costs associated with drug discovery programs.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2010	2009	$	%	2010	2009	$	%
General and administrative	$7.0	$6.8	$0.2	3%	$13.5	$13.8	(0.3)	(2)%

General and administrative expenses increased for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to higher stock compensation expenses. General and administrative expenses decreased for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to lower external costs that were partially offset by higher stock compensation expenses. In connection with the retirement of our former chairman of the Board of Directors in April 2010, we entered into a consulting agreement that provided for, among other things, the acceleration of a restricted stock unit award that was scheduled to vest through April 2012 and an extension of the period of time in which vested stock options may be exercised until the stated expiration date of the stock options. As a result of the stock option modification, we recorded an expense of $0.9 million during the three months ended June 30, 2010.

We anticipate general and administrative expenses for the remainder of 2010 to be at a similar level to the first half of the year.

Restructuring charges

Restructuring charges, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2010	2009	$	%	2010	2009	$	%
Restructuring charges	$—	$—	$—	NA	$—	$1.3	$(1.3)	(100)%

The expense in 2009 relates to the sublease of excess space in a portion of one of our South San Francisco, CA buildings.

Interest and other income

Interest and other income, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2010	2009	$	%	2010	2009	$	%
Interest and other income, net	$0.1	$1.2	$(1.1)	(92)%	$0.2	$1.8	$(1.6)	(89)%

Interest and other income decreased for the three and six months ended June 30, 2010 compared to the same period in 2009 primarily due to lower average market rates of return during 2010.

We expect interest and other income to fluctuate in the future due to changes in average cash, cash equivalents and marketable securities balances and market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration agreements. As of June 30, 2010, we had $210.7 million in cash, cash equivalents and marketable securities, excluding $0.9 million in restricted cash that was pledged as collateral for certain of our leases. In March 2010, we completed a public offering of approximately 8.6 million shares of common stock, at a price of $11.50 per share. We received net proceeds of approximately $93.5 million after deducting underwriting fees and other related expenses of $5.7 million.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June,
(in millions)	2010	2009
Net cash used in operating activities	$(40.9)	$(33.3)
Net cash used in investing activities	$(33.5)	$(4.1)
Net cash provided by financing activities	$96.5	$6.3

The increase in cash used in operating activities for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to higher milestones received in 2009 and a higher net loss in 2010.

The increase in cash used in investing activities for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to higher purchases of marketable securities as a result of investing the net proceeds of our public offering of common stock that closed in March 2010. These purchases were partially offset by higher maturities of marketable securities in 2010.

The increase in cash provided by financing activities for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to net proceeds of $93.5 million received from our public offering of common stock that closed in March 2010.

Contractual Obligations and Commitments

We entered into amendments to our South San Francisco, CA facility leases in June 2010. These amendments extend the lease terms through May 2020 and we may extend the terms for two additional five-year periods. The leases are for two buildings of approximately 110,000 and 60,000 square feet. As security for performance of certain obligations under the operating leases for our headquarters, we have issued letters of credit in the aggregate of approximately $0.8 million, collateralized by an equal amount of restricted cash.

Under the amendments, unused portions of a tenant improvement allowance can be used to reduce base rent up to a limit. Without considering such reductions, at June 30, 2010, future commitments under the amended noncancelable operating leases are as follows:

(in millions)	Remainder of 2010	2011 to 2013	2014 to 2015	After 2015	Total
Years ending December 31:
Operating leases	$2.3	$14.9	$9.9	$24.0	$51.1

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

In addition to our debt commitment and facility leases mentioned above, our other outstanding contractual obligations relate to fixed purchase commitments under contract research, development and clinical supply agreements and a note payable.

Pursuant to our RELOVAIRTM collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to make milestone payments to GSK that could total as much as $220.0 million if both a single agent and a combination product were launched in multiple regions of the world. The current lead LABA candidate, GW642444, is a GSK-discovered compound. Based on available information, we do not estimate that any significant portion of these potential milestone payments to GSK is likely to be made in the next two years.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

• the Phase 3 program in asthma or COPD raising safety concerns or not demonstrating efficacy; or

• any change in FDA policy or guidance regarding the use of long-acting beta2 agonists (LABAs) to treat asthma or COPD.

On February 18, 2010 the FDA announced that LABAs should not be used alone in the treatment of asthma, and will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA will now require that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, on March 10 and 11, 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. It is unknown at this time what, if any, effect these or future FDA actions will have on the development of the RELOVAIR™ program. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in increased time and cost of the asthma clinical trials in the United States for RELOVAIR™ and may increase the overall risk of the RELOVAIR™ asthma program in the United States.

With regard to our telavancin nosocomial pneumonia (NP) NDA, we believe that the FDA’s current position is that it will require data from an additional clinical study or studies before it will consider the NP NDA for approval and we do not currently intend to conduct any such studies.

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

We responded to the Complete Response letter in December 2009. The key elements of our response included a rationale for pooling the two Phase 3 NP studies to evaluate all-cause mortality as the primary efficacy endpoint and all available all-cause mortality data which was analyzed using Kaplan-Meier survival estimates. In January 2010 the FDA sent us a letter notifying us that it considered our response “incomplete,” and stating that even if pooling of the two studies is acceptable for analyzing mortality, the two pooled studies would then equate to only one adequate and well-controlled trial and therefore would not constitute the substantial evidence of efficacy required for approval. In addition, the FDA noted that the adequacy and similarity of populations across the studies for the purposes of pooling had not yet been determined, and is still a review issue. Finally, the FDA also suggested several design criteria that should be taken into account in the design of new clinical trials. These design criteria do not include a specific primary endpoint for the evaluation of efficacy, the size or number of studies required, or what the appropriate statistical analysis might be. As a result, the design, size and scope of any additional studies required by the FDA are unclear at this time. With regard to our telavancin NP NDA, we believe that the FDA’s current position is that it will require data from an additional clinical study or studies before it will consider the NP NDA for approval and we do not currently intend to conduct any such studies. Any further adverse developments or perceived adverse developments with respect to telavancin for the NP indication could harm our business and cause the price of our securities to fall.

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

If our product candidates, in particular the lead compounds in the RELOVAIR™ program with GSK that are currently progressing in Phase 3 clinical programs for asthma and COPD and telavancin for the treatment of NP, are determined to be unsafe or ineffective in humans, our business will be adversely affected and the price of our securities could fall.

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

Each of our product candidates must undergo extensive preclinical and clinical studies as a condition to regulatory approval. Preclinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies or decisions to terminate programs. For example, we had planned to commence Phase 2b clinical studies in our MABA program with GSK in 2009, but we are awaiting the analysis of data from several preclinical studies. These key studies, which we have also referred to as “Phase 2b enabling studies,” will likely determine whether or not Phase 2b clinical studies in this program proceed as planned. If the analysis of the results of these studies leads to a decision not to proceed, GSK may need to conduct additional work that could significantly delay the MABA program, or GSK may decide to terminate the entire program.

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

• the approved cSSSI labeling for VIBATIV™ in the U.S.;

• whether or not VIBATIV™ is approved for the NP indication and the labeling associated therewith;

• whether or not VIABTIV™ is approved by regulatory authorities in Europe;

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. Our first approved product, VIBATIV™, was launched by our partner Astellas in the U.S. in November 2009, and to date we have received modest revenues and royalties. Since the commercial launch through June 30, 2010, Astellas recorded VIBATIV™ net sales of $4.9 million, a substantial portion of which was related to initial wholesaler stocking. We recognize royalty revenue from Astellas in the period the royalties are earned based on net sales of VIBATIV™ by Astellas as reported to us by Astellas. We may never generate sufficient revenue from selling medicines to achieve profitability. As of June 30, 2010, we had an accumulated deficit of approximately $1.2 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. While we have no current intention to do so, if we were to conduct additional studies to support the telavancin NP NDA and we were required to fund such studies, our capital needs could increase substantially. In addition, under our RELOVAIR™ program with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million if both a single-agent and a combination product were launched in multiple regions of the world. The current lead LABA candidate, GW642444, is a GSK-discovered compound and GSK has determined to focus the collaboration’s LABA development resources on the development of this compound only. If this GSK-discovered compound, which is progressing through Phase 3 programs in asthma and COPD, is advanced through regulatory approval and commercialization, we would not be entitled to receive any further milestone payments from GSK with regard to the RELOVAIR™ program and we would have to pay GSK the milestones noted above. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make additional reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

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

We have had manufactured sufficient telavancin API and drug product for the six-month commercial launch supply of VIBATIV™ and this inventory has been delivered to our collaboration partner. Capitalized inventory in the amount of $2.5 million remains on our balance sheet as of June 30, 2010. Since our collaboration partner is not obligated to purchase any of the remaining VIBATIV™ inventory from us and the drug product has a limited shelf life, we may be required to write off and expense a portion or all of the remaining inventory. All further manufacture of VIBATIV™ API and drug product is now our collaboration partner’s responsibility. For the foreseeable future, we anticipate that our collaboration partner will rely on third parties for the manufacture of VIBATIV™ API and drug product. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, including maintaining cGMP compliance, our collaboration partner may not be able to locate alternative manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay further telavancin studies and development, and adversely affect the commercialization of VIBATIV™ and any other telavancin products, if approved.

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

As of July 30, 2010, GSK beneficially owned approximately 12.8% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our oral peripherally selective mu opioid receptor antagonist (PUMA) program for opioid-induced constipation, (ii) our AT1 Receptor—Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. Because GSK is not required to decide whether to license these three development programs until after they have successfully completed a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

We have active collaborations with GSK for the RELOVAIR™ and MABA programs and with Astellas for telavancin, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108, our lead compound in the 5-HT4 program, and TD-1792, our investigational antibiotic, has successfully completed a Phase 2 proof-of-concept study, and TD-4208, our LAMA compound that GSK returned to us in February 2009 under the terms of the strategic alliance agreement, has completed a Phase 1 study. We currently intend to pursue collaboration arrangements for the development and commercialization of these compounds. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current weak economy which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates.

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

As of July 30, 2010, GSK beneficially owned approximately 12.8% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2010, we owned 203 issued United States patents and 663 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, in particular during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

• any adverse developments or results or perceived adverse developments or results with respect to the RELOVAIR™ program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for the RELOVAIR™ program or delays in initiating or completing the various Phase 3 studies;

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

• any adverse developments or perceived adverse developments in the field of LABAs, including any change in FDA policy or guidance (such as the pronouncement in February 2010 warning that LABAs should not be used alone in the treatment of asthma and related labeling requirements or the impact of the March 2010 FDA Advisory Committee discussing LABA clinical trial design to evaluate serious asthma outcomes);

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

• sales of stock by us or by our stockholders, including sales by certain of our employees and directors whether or not pursuant to written pre-determined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, some of which plans are currently in effect, such as plans adopted by our employees to sell shares to cover taxes due upon the quarterly vesting of restricted stock units, and other plans that may be entered into; and

• potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of July 30, 2010, GSK beneficially owned approximately 12.8% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 9.6% of our outstanding capital stock. Based on our review of publicly available filings as of July 30, 2010, our six largest stockholders other than GSK collectively owned approximately 46.6% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 6. Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.4	Employee Stock Purchase Plan, as amended April 27, 2010
10.49	Consulting Agreement effective as of April 27, 2010 between the registrant and P. Roy Vagelos, M.D.
10.50	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and Theravance, Inc.
10.51	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and Theravance, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

August 4, 2010	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

August 4, 2010	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.4	Employee Stock Purchase Plan, as amended April 27, 2010
10.49	Consulting Agreement effective as of April 27, 2010 between the registrant and P. Roy Vagelos, M.D.
10.50	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and Theravance, Inc.
10.51	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and Theravance, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350