Form 10-Q
period 2010-09-30
THERAVANCE INC
filed 2010-10-29
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of registrant’s common stock outstanding on October 27, 2010 was 64,588,252

The number of shares of registrant’s Class A common stock outstanding on October 27, 2010 was 9,401,499.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$63,101	$47,544
Marketable securities	129,367	107,846
Receivable from related party	184	274
Notes receivable	532	144
Prepaid and other current assets	4,303	6,234
Total current assets	197,487	162,042

Restricted cash	893	1,310
Property and equipment, net	10,253	12,927
Notes receivable	400	947
Other long-term assets	3,547	4,167
Total assets	$212,580	$181,393

Liabilities and stockholders’ net capital deficiency
Current liabilities:
Accounts payable	$1,776	$1,792
Accrued personnel-related expenses	6,398	6,314
Accrued clinical and development expenses	2,553	1,805
Other accrued liabilities	2,650	5,129
Current portion of note payable and capital lease	202	184
Current portion of deferred revenue	22,802	23,722
Total current liabilities	36,381	38,946

Convertible subordinated notes	172,500	172,500
Deferred rent	2,488	851
Notes payable and capital lease	109	275
Deferred revenue	142,246	157,426
Other long-term liabilities	—	389

Commitments and contingencies

Stockholders’ net capital deficiency:
Common stock, $0.01 par value; 200,000 shares authorized; 64,559 and 54,830 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	645	549
Class A Common Stock, $0.01 par value, 30,000 shares authorized, 9,402 issued and outstanding at September 30, 2010 and December 31, 2009	94	94
Additional paid-in capital	1,039,357	927,082
Accumulated other comprehensive income	77	35
Accumulated deficit	(1,181,317)	(1,116,754)
Total stockholders’ net capital deficiency	(141,144)	(188,994)
Total liabilities and stockholders’ net capital deficiency	$212,580	$181,393

*                    Condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue (1)	$5,302	$5,515	$17,281	$20,552

Operating expenses:
Research and development	18,537	19,541	57,594	59,118
General and administrative	6,610	7,061	20,077	20,909
Restructuring charges	—	(6)	—	1,307
Total operating expenses	25,147	26,596	77,671	81,334

Loss from operations	(19,845)	(21,081)	(60,390)	(60,782)

Interest and other income	136	413	364	2,232
Interest expense	(1,513)	(1,515)	(4,537)	(4,542)
Net loss	$(21,222)	$(22,183)	$(64,563)	$(63,092)
Basic and diluted net loss per share	$(0.29)	$(0.35)	$(0.91)	$(1.00)

Shares used in computing net loss per share	73,726	63,236	70,675	62,792

(1)           Revenue includes amounts from GSK, a related party, of $2,457 and $2,708 for the three months ended September 30, 2010 and 2009, respectively, and $7,370 and $12,365 for the nine months ended September 30, 2010 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(64,563)	$(63,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,697	4,026
Stock-based compensation	14,316	15,383
Notes receivable	18	(18)
Changes in operating assets and liabilities:
Receivables, prepaid and other current assets	1,802	801
Accounts payable and accrued liabilities	(1,575)	(3,807)
Accrued personnel-related expenses	84	550
Deferred rent	1,637	(439)
Deferred revenue	(16,100)	(9,552)
Other long-term liabilities	(389)	466
Net cash used in operating activities	(60,073)	(55,682)

Cash flows from investing activities
Purchases of property and equipment	(286)	(627)
Purchases of marketable securities	(134,058)	(83,972)
Maturities of marketable securities	101,500	98,065
Sales of marketable securities	10,009	5,000
Release of restricted cash	417	2,500
Payments received on notes receivable	140	239
Net cash (used in) provided by investing activities	(22,278)	21,205

Cash flows from financing activities
Payments on notes payable and capital lease	(148)	(98)
Proceeds from issuances of common stock	98,056	7,884
Net cash provided by financing activities	97,908	7,786

Net increase (decrease) in cash and cash equivalents	15,557	(26,691)
Cash and cash equivalents at beginning of period	47,544	92,280
Cash and cash equivalents at end of period	$63,101	$65,589

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

Inventory

Inventory is stated at the lower of cost or market and is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets. Inventory consisted of $1.7 million and $3.4 million of VIBATIV™ active pharmaceutical ingredient and other commercial launch supplies as of September 30, 2010 and December 31, 2009, respectively. If Astellas Pharma Inc. (Astellas) decides not to purchase some or any of the remaining VIBATIV™ inventory, the Company will be required to expense a portion of or the entire remaining capitalized inventory. During the three months ended September 30, 2010, the Company expensed $0.8 million of VIBATIVTM inventory that was no longer realizable.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical instruments) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Adoption of this new guidance has not had, nor is it expected to have, a material impact on the Company’s condensed consolidated financial statements.

In April 2010, the Financial Accounting Standards Board issued an update to the revenue recognition-milestone method.  The update provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate.  It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive.  The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  Companies may elect to adopt this guidance prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. The Company has elected to adopt this guidance on a prospective basis.  Adoption of this new guidance has not had, nor is it expected to have, a material impact on the Company’s condensed consolidated financial statements.

2.  Net Loss per Share

Basic net loss per share (basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, less unvested restricted shares. Diluted net loss per share (diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, less unvested restricted shares, plus any dilutive potential common shares. Diluted EPS is identical to basic EPS for all periods presented since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

Using the treasury stock method, potential common shares that were excluded from the calculation of net loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Shares issuable upon the exercise of stock options	1,659	2,187	1,602	2,170
Shares issuable under restricted stock unit awards	490	258	465	350
Shares issuable upon the conversion of convertible debt	6,668	6,668	6,668	6,668

The calculation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2010	2009	2010	2009
Basic and diluted:
Net loss	$(21,222)	$(22,183)	$(64,563)	$(63,092)

Weighted average shares of common stock outstanding	73,766	63,300	70,715	62,856
Less: unvested restricted shares	(40)	(64)	(40)	(64)
Weighted average shares used in computing basic and diluted net loss per common share	73,726	63,236	70,675	62,792
Basic and diluted net loss per share	$(0.29)	$(0.35)	$(0.91)	$(1.00)

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in other comprehensive (loss) income, which consists of unrealized gains and losses on the Company’s marketable securities. Comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(21,222)	$(22,183)	$(64,563)	$(63,092)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	103	(137)	42	(440)
Comprehensive loss	$(21,119)	$(22,320)	$(64,521)	$(63,532)

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

In February 2009, the Company entered into a sublease agreement with a third party to sublease excess space in a portion of one of its South San Francisco, CA buildings. The sublease has a 37 month term that began March 2009. For the nine months ended September 30, 2009, the Company recorded a restructuring charge of $1.3 million of which $1.1 million represented the fair value of the Company’s lease payments and expenses less estimated sublease income through March 2012. As further described in Note 9, the Company entered into amendments to its South San Francisco, CA facility leases in June 2010.  The amendments enabled the Company to reduce the accrual related to the sublet facilities by $0.5 million during the three months ended June 30, 2010. The restructuring accrual related to excess facilities is recorded within other accrued liabilities on the Company’s condensed consolidated balance sheets.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the nine months ended September 30, 2010:

(in thousands)	Employee Severance and Benefits	Excess Facilities
Balance as of December 31, 2009	$116	$694
Cash payments	(116)	(168	)*
Adjustment	—	(504)
Balance as of September 30, 2010	$—	$22

*  Includes cash payments less sublease payments received

To date, the Company has incurred cumulative adjusted restructuring charges of $6.7 million relating to the actions taken in April 2008 and February 2009. The Company does not anticipate incurring additional restructuring charges from these actions.

5.  Collaboration and Licensing Agreements

LABA Collaboration with GSK

In November 2002, the Company entered into its long-acting beta2 agonist (LABA) collaboration with GSK (which includes the RELOVAIR™ program) to develop and commercialize a once-daily LABA product candidate both as a single-agent new medicine for the treatment of chronic obstructive pulmonary disease (COPD) and as part of a new combination medicine with an inhaled corticosteroid (ICS) for the treatment of asthma and/or a long-acting muscarinic antagonist (LAMA) for COPD.

In connection with the LABA collaboration, in 2002 the Company received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of the Company’s Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, the Company was eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through September 30, 2010, the Company has received a total of $60.0 million in upfront and development milestone payments. GSK and the Company have jointly determined to focus the collaboration’s resources on the development of vilanterol trifenatate (VI), previously referred to as GW642444 or ‘444, a GSK-discovered LABA, together with GSK’s ICS, fluticasone furoate (FF). Accordingly, the Company does not expect to receive any further milestone payments from GSK under the LABA collaboration. In the event that VI is successfully developed and commercialized, the Company will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products were launched in multiple regions of the world. Based on available information, the Company does not estimate that a significant portion of these potential milestone payments to GSK are likely to be required to be made in the next two years. Moreover, the Company is entitled to receive the same royalties on sales of medicines from the LABA collaboration regardless of whether the product candidate originated with Theravance or with GSK. The Company is entitled to annual royalties from GSK of 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine would be applicable.

The Company recorded the initial cash payment and subsequent milestone payments as deferred revenue and is amortizing them ratably over its estimated period of performance (the product development period). Collaboration revenue from GSK under this agreement was $1.3 million for each of the three months ended September 30, 2010 and 2009, and $3.8 million for each of the nine months ended September 30, 2010 and 2009.

2004 Strategic Alliance with GSK

In March 2004, the Company entered into its strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of the Company’s full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Pursuant to the terms of the strategic alliance agreement, the Company initiated three new full discovery programs between May 2004 and August 2007. These three programs are (i) the oral peripherally selective mu-opioid receptor antagonist (PUMA) program for opioid-induced constipation, (ii) the AT1 Receptor-Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) the MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. GSK has the right to license product candidates from these three programs, and must exercise this right no later than sixty days subsequent to the final delivery to GSK of all material, data and supporting documentation relating to achievement of clinical proof-of-concept by the first product candidate in the applicable program. “Proof-of-concept” is generally defined as the successful completion of a Phase 2a clinical study showing efficacy and tolerability if the biological target for the drug has been clinically validated by an existing medicine, and successful completion of a Phase 2b clinical study showing efficacy and tolerability if the biological target for the drug has not been clinically validated by an existing medicine. Under the terms of the strategic alliance agreement, GSK has only one opportunity to license each of the Company’s programs. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with the Company’s strategy, it is obligated to use diligent efforts at its sole cost to discover two structurally different product candidates for any programs on which GSK has an option under the alliance. If these programs are successfully advanced through development by GSK, the Company is entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of its compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that the Company receives, the total upfront and milestone payments that it could receive in any given program that GSK licenses range from $130.0 million to

$162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, the Company retains all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed the Company’s two COPD programs: long-acting muscarinic antagonist (LAMA) and Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA). The Company received $5.0 million payments from GSK in connection with its license of each of the Company’s LAMA and MABA programs in August 2004 and March 2005, respectively. In 2009, GSK returned the LAMA program to the Company because the formulation of the lead product candidate was incompatible with GSK’s proprietary inhaler device. GSK has chosen not to license the Company’s antibacterial program, anesthesia program or 5-HT4 program. On October 21, 2010 the Company announced that the lead compound in its PUMA program had achieved proof-of-concept and in the near future the Company intends to provide the PUMA proof-of-concept data to GSK in accordance with the terms of the strategic alliance agreement.

In connection with the strategic alliance with GSK, the Company received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of the Company’s programs under the agreement. In connection with the strategic alliance, the Company recognized $0.7 million in revenue for each of the three months ended September 30, 2010 and 2009 , and $2.1 million in revenue for each of the nine months ended September 30, 2010 and 2009. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of the Company’s Class A common stock for an aggregate purchase price of $108.9 million.

Through September 30, 2010, the Company has received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of the Company’s initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license the Company’s LAMA program pursuant to the terms of the strategic alliance agreement. The Company received a $5.0 million payment from GSK in connection with its licensing of the Company’s LAMA program. In June 2005, the Company received a milestone payment from GSK of $3.0 million related to clinical progress of the Company’s product candidate. These payments were amortized ratably over the estimated period of performance (the product development period) until March 2009, when the Company recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to the Company from GSK.

In March 2005, GSK exercised its right to license the Company’s MABA program pursuant to the terms of the strategic alliance agreement. The Company received a $5.0 million payment from GSK in connection with the license of the Company’s MABA program. Through September 30, 2010, the Company received milestone payments from GSK of $13.0 million related to clinical progress of the Company’s product candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). The Company recognized $0.5 million and $0.8 million in revenue related to the MABA program for the three months ended September 30, 2010 and 2009, respectively, and $1.5 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively.

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Through September 30, 2010, the Company has received $191.0 million in upfront, milestone and other fees from Astellas. The Company is eligible to receive up to an additional $30.0 million in remaining milestone payments related to regulatory approvals in various regions of the world. The Company records these payments as deferred revenue and is amortizing them ratably over its estimated period of performance (development and commercialization period).

Under this arrangement, the Company is responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin and Astellas is responsible for substantially all other costs associated with commercialization of telavancin. The Company is entitled to receive royalties from Astellas on global net sales of VIBATIV™ that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume.

The following table discloses net revenue under this collaboration agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Amortization of deferred revenue	$3,244	$2,807	$9,731	$8,188
Royalties from net sales of VIBATIV™	422	—	546	—
Proceeds from VIBATIV™ delivered to Astellas	—	—	1,393	—
Cost of VIBATIV™ delivered to Astellas	—	—	(943)	—
Cost of unrealizable VIBATIV™ inventory	(820)	—	(820)	—
Net Astellas collaboration revenue	$2,846	$2,807	$9,907	$8,188

6.  Marketable Securities

The Company manages, monitors and measures its investments in highly liquid investment-grade securities by major security type. The following is a summary of the Company’s cash equivalents, marketable securities and restricted cash by major security type at September 30, 2010 and December 31, 2009:

	September 30, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$29,987	$21	$—	$30,008
U.S. government agency securities	40,912	45	(2)	40,955
U.S. corporate notes	33,054	22	(9)	33,067
U.S. commercial paper	46,503	—	—	46,503
Money market funds	42,828	—	—	42,828
Total	193,284	88	(11)	193,361

Less amounts classified as cash equivalents	(63,101)	—	—	(63,101)
Less amounts classified as restricted cash	(893)	—	—	(893)
Amounts classified as marketable securities	$129,290	$88	$(11)	$129,367

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$45,123	$27	$(5)	$45,145
U.S. government agency securities	18,032	10	—	18,042
U.S. corporate notes	11,181	8	(5)	11,184
U.S. commercial paper	43,473	1	—	43,474
Money market funds	35,425	—	—	35,425
Total	153,234	46	(10)	153,270

Less amounts classified as cash equivalents	(44,114)	—	—	(44,114)
Less amounts classified as restricted cash	(1,310)	—	—	(1,310)
Amounts classified as marketable securities	$107,810	$46	$(10)	$107,846

The estimated fair value amounts were determined using available market information. At September 30, 2010, 100% of marketable securities have contractual maturities within twelve months and the average duration of marketable securities was approximately five months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2010 were temporary in nature.  All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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

The Company’s assets and liabilities that are measured at fair value are based on one or more of the three following valuation techniques:

Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets

Cost approach — Amount that would be required to replace the service capacity of an asset

Income approach — Techniques to convert future amounts to a single present amount based on expectations

The fair values of the Company’s financial assets were as follows at September 30, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$30,008	$—	$—	$30,008
U.S. government agency securities	25,955	15,000	—	40,955
U.S. corporate notes	33,067	—	—	33,067
U.S. commercial paper	—	46,503	—	46,503
Money market funds	42,828	—	—	42,828
Total	$131,858	$61,503	$—	$193,361

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$45,145	$—	$—	$45,145
U.S. government agency securities	18,042	—	—	18,042
U.S. corporate notes	1,020	10,164	—	11,184
U.S. commercial paper	—	43,474	—	43,474
Money market funds	35,425	—	—	35,425
Total	$99,632	$53,638	$—	$153,270

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

The following table presents the carrying values and estimated fair values for the notes as of September 30, 2010 and December 31, 2009. The estimated fair value amounts were determined using available market information.

	September 30, 2010		December 31, 2009
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Convertible subordinated notes	$172,500	$170,447	$172,500	$137,784

9.  Operating Lease and Sublease

The Company entered into amendments to its South San Francisco, CA facility leases in June 2010. These amendments extend the lease terms through May 2020 and the Company may extend the terms for two additional five-year periods.  The leases are for two buildings of approximately 110,000 and 60,000 square feet.

Under the amendments, unused portions of a tenant improvement allowance can be used to reduce base rent up to a limit. Without considering such reductions, at September 30, 2010, future commitments under the amended noncancelable operating leases are as follows:

(in thousands)
Years ending December 31:
Remainder of 2010	$1,150
2011	4,466
2012	5,429
2013	5,029
2014	4,860
Thereafter	28,966
Total	$49,900

10.  Stock-Based Compensation

2008 New Employee Equity Incentive Plan

For the nine months ended September 30, 2010, the Company granted stock options to purchase 110,000 shares at a weighted average exercise price of $10.95 per share under the 2008 Plan. For the nine months ended September 30, 2009, the Company granted stock options to purchase 303,250 shares at a weighted average exercise price of $14.92 per share and granted 18,000 RSUs with a weighted-average fair value of $14.50 per share under the 2008 Plan. Following the approval by stockholders of the amendment and restatement of the Company’s 2004 Equity Incentive Plan in April 2010, no additional awards have been made or will be made in the future under the 2008 Plan.

2004 Equity Incentive Plan

For the nine months ended September 30, 2010, the Company granted stock options to purchase 167,000 shares at a weighted average exercise price of $15.95 per share and granted 945,542 RSUs and 210,000 performance RSUs with a weighted-average fair value of $10.48 per share and $10.12 per share, respectively, under the 2004 Plan. For the nine months ended September 30, 2009, the Company granted stock options to purchase 42,000 shares at a weighted-average exercise price of $14.98 per share and 928,911 RSUs with a weighted-average fair value of $14.66 per share under the 2004 Plan. As of September 30, 2010, there were 6,759,354 shares remaining available for issuance under the 2004 Plan. On April 27, 2010, an amendment and restatement of the 2004 Plan was approved by the Company’s stockholders to, among other things, reserve additional shares of common stock for issuance thereunder.

The following table summarizes equity award activity under the 2008 Plan and the 2004 Plan and related information:

(in thousands, except per share data)	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Number of Shares Subject to Outstanding RSUs	Weighted- Average Fair Value per Share
Balance at December 31, 2009	8,414	$16.63	2,042	$14.15
Granted	110	10.95	1,087	10.15
Exercised	(86)	7.68	—	—
Released	—	—	(122)	14.37
Forfeited	(72)	29.39	(7)	14.24
Balance at March 31, 2010	8,366	16.54	3,000	15.72
Granted	144	16.37	63	14.79
Exercised	(225)	7.23	—	—
Released	—	—	(174)	13.04
Forfeited	(82)	21.35	(569)	28.40
Balance at June 30, 2010	8,203	16.75	2,320	12.46
Granted	23	13.31	6	12.34
Exercised	(153)	10.23	—	—
Released	—	—	(173)	13.05
Forfeited	(82)	25.07	(29)	12.37
Balance at September 30, 2010	7,991	$16.78	2,124	$12.42

Valuation Assumptions

The assumptions used to value employee stock-based compensation expense for stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee stock options
Risk-free interest rate	2.00%-2.12%	2.66%-2.98%	2.00%-2.82%	1.55%-2.98%
Expected life (in years)	6	6	5-6	5-6
Volatility	0.49	0.48	0.48-0.52	0.48-0.57
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of stock options granted	$6.45	$7.35	$7.02	$7.51

Stock-based compensation expense consists of the compensation cost for employee share-based awards, including employee stock options, the employee stock purchase plan, RSUs and restricted stock, and the value of options and RSUs issued to non-employees for services rendered. In connection with the retirement of the Company’s former chairman of the Board of Directors in April 2010, the Company entered into a consulting agreement that provided for, among other things, the acceleration of an RSU that was scheduled to vest through April 2012 and an extension of the period of time in which vested stock options may be exercised through the original contractual expiration date of the stock options. As a result of the stock option modification, the Company recorded an expense of $0.9 million during the nine months ended September 30, 2010. The following table discloses the allocation of stock-based compensation expense included in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Research and development	$2,564	$2,913	$7,709	$8,975
General and administrative	1,933	2,083	6,607	6,408
Total	$4,497	$4,996	$14,316	$15,383

As of September 30, 2010, there was $6.5 million, $20.9 million and $0.5 million of total unrecognized compensation cost related to unvested stock options, RSUs and restricted stock awards, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

11.  Stockholders’ Net Capital Deficiency

In March 2010, the Company completed a public offering of approximately 8.6 million shares of common stock, at a price of $11.50 per share. The Company received net proceeds of approximately $93.5 million, after deducting underwriting fees and other offering expenses of $5.7 million.

12.  Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2010.

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

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections and gastrointestinal motility dysfunction. Our key programs include: the RELOVAIRTM program and the Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) program, both with GlaxoSmithKline plc (GSK), and VIBATIVTM (telavancin) with Astellas Pharma Inc. (Astellas). By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

Our net loss was $21.2 million and $22.2 million for the three months ended September 30, 2010 and 2009, respectively, and $64.6 million and $63.1 million for the nine months ended September 30, 2010 and 2009, respectively. Total operating expenses were $25.1 million and $26.6 million for the three months ended September 30, 2010 and 2009, respectively, and $77.7 million and $81.3 million for the nine months ended September 30, 2010 and 2009, respectively. Cash, cash equivalents and marketable securities totaled $192.5 million at September 30, 2010, an increase of $37.1 million since December 31, 2009. The increase was primarily due to net proceeds of $93.5 million received from our public offering of common stock in March 2010, partially offset by cash used in operations.

Following are updates on the progress of certain of our programs:

RELOVAIR™

In October 2009, we and GSK announced that the first patient had commenced treatment in the Phase 3a program in chronic obstructive pulmonary disease (COPD). The Phase 3a pivotal program in COPD consists of five studies, including two 12-month exacerbation studies, two six-month efficacy and safety studies and a detailed lung function profile study.  In March 2010 we and GSK announced that the first patient had commenced treatment in the Phase 3 program in asthma. The Phase 3 program in asthma consists of eight studies, including an exacerbation study, a 12-month safety study (which also supports the COPD program), a 12-week efficacy study, a 24-week efficacy study, three head-to-head studies and an adrenal steroid secretion study. GSK is responsible for funding the aforementioned studies. The RELOVAIR™ Phase 3 programs in COPD and asthma are progressing and enrollment in the studies is largely in line with expectations.

In March 2010, the U.S. Food and Drug Administration (FDA) held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of long-acting beta2 agonists (LABAs) in the treatment of asthma in adults, adolescents, and children. It is unknown at this time what, if any, effect this FDA meeting or future FDA actions will have on the development of the RELOVAIR™ program. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in increased time and cost of the asthma clinical trials in the United States for RELOVAIR™ and may increase the overall risk of the RELOVAIR™ asthma program in the United States.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) Program

In our MABA program, we are developing with GSK a bifunctional long-acting inhaled bronchodilator. By combining bifunctional activity and high lung selectivity, we intend to develop a medicine with greater efficacy than single mechanism bronchodilators (such as tiotropium or salmeterol) and with equal or better tolerability. We currently anticipate that a MABA Phase 2b clinical study in COPD will begin in late 2010 or early 2011. All clinical studies in this program will be paid for by GSK.

Peripheral Mu-Opioid Receptor Antagonist (PUMA) — TD-1211

We are also developing TD-1211, an oral peripherally selective mu-opioid receptor antagonist (PUMA) for the treatment of opioid-induced constipation (OIC). On October 21, 2010 we announced positive results from Phase 1 and Phase 2 clinical studies of this compound, noting that it had demonstrated proof-of-concept in patients with OIC.

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the three and nine months ended September 30, 2010 compared to those discussed in our 2009 Annual Report on Form 10-K filed on February 26, 2010 (2009 10-K).

Collaboration and Licensing Agreements

LABA Collaboration with GSK

In November 2002, we entered into our LABA collaboration with GSK (which includes the RELOVAIR™ program) to develop and commercialize a once-daily LABA product candidate both as a single-agent new medicine for the treatment of COPD and as part of a new combination medicine with an inhaled corticosteroid (ICS) for the treatment of asthma and/or a long-acting muscarinic antagonist (LAMA) for COPD.

In connection with the LABA collaboration, in 2002 we received from GSK an upfront payment of $10.0 million and sold to an affiliate of GSK shares of our Series E Preferred Stock for an aggregate purchase price of $40.0 million. In addition, we were eligible to receive up to $495.0 million in development, approval, launch and sales milestones and royalties on the sales of any product resulting from this program. Through September 30, 2010, we have received a total of $60.0 million in upfront and development milestone payments. GSK and we have jointly determined to focus the collaboration’s resources on the development of vilanterol trifenatate (VI), previously referred to as GW642444 or ‘444, a GSK-discovered LABA, together with GSK’s ICS, fluticasone furoate (FF). Accordingly, we do not expect to receive any further milestone payments from GSK under the LABA collaboration. In the event that VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products were launched in multiple regions of the world. Based on available information, we do not estimate that a significant portion of these potential milestone payments to GSK are likely to be required to be made in the next two years. Moreover, we are entitled to receive the same royalties on sales of medicines from the LABA collaboration, regardless of whether the product candidate originated with Theravance or with GSK. We are entitled to annual royalties from GSK of 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as a combination LABA/LAMA medicine, which are launched after a LABA/ICS combination medicine, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine would be applicable.

We recorded the initial cash payment and subsequent milestone payments as deferred revenue and are amortizing them ratably over its estimated period of performance (the product development period). Collaboration revenue from GSK under this agreement was $1.3 million for each of the three months ended September 30, 2010 and 2009, and $3.8 million for each of the nine months ended September 30, 2010 and 2009.

2004 Strategic Alliance with GSK

In March 2004, we entered into our strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Pursuant to the terms of the strategic alliance agreement, we initiated three new full discovery programs between May 2004 and August 2007. These three programs are (i) our oral peripherally selective mu-opioid receptor antagonist (PUMA) program for opioid-induced constipation, (ii) our AT1 Receptor-Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. GSK has the right to license product candidates from these three programs, and must exercise this right no later than sixty days subsequent to the final delivery to GSK of all material, data and supporting documentation relating to achievement of clinical proof-of-concept by the first product candidate in the applicable program. “Proof-of-concept” is generally defined as the successful completion of a Phase 2a clinical study showing efficacy and tolerability if the biological target for the drug has been clinically validated by an existing medicine, and successful completion of a Phase 2b clinical study showing efficacy and tolerability if the biological target for the drug has not been clinically validated by an existing medicine. Under the terms of the strategic alliance agreement, GSK has only one opportunity to license each of our programs. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with our strategy, we are obligated to use diligent efforts at our sole cost to discover two structurally different product candidates for any programs on which GSK has an option under the alliance. If these programs are successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For product candidates licensed to date under this agreement, the royalty structure for a product containing one of our compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. If a product is successfully commercialized, in addition to any royalty revenue that we receive, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed our two COPD programs: long-acting muscarinic antagonist (LAMA) and Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA). We received $5.0 million payments from GSK in connection with its license of each of our LAMA and MABA programs in August 2004 and March 2005, respectively. In 2009, GSK returned the LAMA program to us because the formulation of the lead product candidate was incompatible with GSK’s proprietary inhaler device. GSK has chosen not to license our antibacterial program, anesthesia program or 5-HT4 program. On October 21, 2010 we announced that the lead compound in our PUMA program had achieved proof-of-concept and in the near future we intend to provide the PUMA proof-of-concept data to GSK in accordance with the terms of the strategic alliance agreement.

In connection with the strategic alliance with GSK, we received from GSK a payment of $20.0 million. This payment is being amortized over the initial performance period during which GSK may exercise its right to license certain of our programs under the agreement. In connection with the strategic alliance, we recognized $0.7 million in revenue for each of the three months ended September 30, 2010 and 2009 and $2.1 million for each of the nine months ended September 30, 2010 and 2009. In addition, in May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million.

Through September 30, 2010, we have received $46.0 million in upfront and milestone payments from GSK relating to the strategic alliance agreement. In addition, pursuant to a partial exercise of its rights under the governance agreement, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for $6.9 million.

In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance agreement. We received a $5.0 million payment from GSK in connection with its licensing of our LAMA program. In June 2005, we received a milestone payment from GSK of $3.0 million related to clinical progress of our product candidate. These payments were amortized ratably over the estimated period of performance (the product development period) until March 2009, when we recognized the remaining $4.2 million of deferred revenue related to the LAMA program as a result of the program being returned to us from GSK.

In March 2005, GSK exercised its right to license our MABA program pursuant to the terms of the strategic alliance agreement. We received a $5.0 million payment from GSK in connection with the license of our MABA program. Through September 30, 2010, we received milestone payments from GSK of $13.0 million related to clinical progress of our product candidate. These payments are being amortized ratably over the estimated period of performance (the product development period). We recognized $0.5 million and $0.8 million in revenue related to the MABA program for the three months ended September 30, 2010 and 2009, respectively, and $1.5 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively.

2005 License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Through September 30, 2010, we have received $191.0 million in upfront, milestone and other fees from Astellas. We are eligible to receive up to an additional $30.0 million in remaining milestone payments related to regulatory approvals in various regions of the world. We record these payments as deferred revenue and are amortizing them ratably over our estimated period of performance (development and commercialization period).

Under this arrangement, we are responsible for costs to develop and obtain U.S. regulatory approval for telavancin and Astellas is responsible for substantially all other costs associated with commercialization of telavancin. We are entitled to receive royalties from Astellas on global net sales of VIBATIV™ that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. The following table discloses net revenue under this collaboration agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Amortization of deferred revenue	$3,244	$2,807	$9,731	$8,188
Royalties from net sales of VIBATIV™	422	—	546	—
Proceeds from VIBATIV™ delivered to Astellas	—	—	1,393	—
Cost of VIBATIV™ delivered to Astellas	—	—	(943)	—
Cost of unrealizable VIBATIV™ inventory	(820)	—	(820)	—
Net Astellas collaboration revenue	$2,846	$2,807	$9,907	$8,188

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2010	2009	$	%	2010	2009	$	%
Revenue	$5.3	$5.5	$(0.2)	(4)%	$17.3	$20.6	$(3.3)	(16)%

Revenue decreased for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to $0.8 million of VIBATIV™ inventory expensed that was no longer realizable, partially offset by VIBATIV™ royalties earned. Revenue decreased for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to a one-time non-cash recognition of deferred revenue of $4.2 million as a result of the LAMA program being returned to us by GSK in the three months ended March 31, 2009, partially offset by revenues relating to the sale of VIBATIV™ inventory to Astellas and VIBATIV™ royalties earned. From GSK, we recognize revenue from the amortization of upfront and milestone payments related to our LABA collaboration and strategic alliance agreements. From Astellas, we recognize revenue from the amortization of upfront and milestone payments related to our telavancin collaboration, royalties from net sales of VIBATIV™ and the impact of VIBATIV™ inventory transfers, sales or dispositions.

Research & Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2010	2009	$	%	2010	2009	$	%
External research and development	$3.5	$3.8	$(0.3)	(8)%	$10.9	$10.5	$0.4	4%
Employee-related	7.1	7.3	(0.2)	(3)%	22.4	22.5	(0.1)	—%
Stock-based compensation	2.6	2.9	(0.3)	(10)%	7.7	9.0	(1.3)	(14)%
Facilities, depreciation and other allocated	5.3	5.5	(0.2)	(4)%	16.6	17.1	(0.5)	(3)%
Total research and development expenses	$18.5	$19.5	$(1.0)	(5)%	$57.6	$59.1	$(1.5)	(3)%

Research and development expenses decreased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to lower external costs from our drug discovery programs, lower stock-based compensation expenses and lower facilities and related expenses. The results for the nine months ended September 30, 2009 include $3.6 million of reimbursements of development expenses from Astellas.

Research and development expenses for the remainder of 2010 are expected to be driven largely by employee-related expenses, costs associated with our continued development efforts in our oral peripherally selective mu-opioid receptor antagonist, or PUMA, program for opioid-induced constipation with TD-1211, our MonoAmine Reuptake Inhibitor, or MARIN, program for chronic pain with TD-9855 and costs associated with drug discovery programs.

We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2010	2009	$	%	2010	2009	$	%
General and administrative	$6.6	$7.1	$(0.5)	(7)%	$20.1	$20.9	(0.8)	(4)%

General and administrative expenses decreased for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to lower employee-related and stock compensation expenses. General and administrative expenses decreased for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to reduced facilities and external costs and lower employee-related expenses that were partially offset by higher stock compensation expenses. In connection with the retirement of our former chairman of the Board of Directors in April 2010, we entered into a consulting agreement that provided for, among other things, the acceleration of a restricted stock unit award that was scheduled to vest through April 2012 and an extension of the period of time in which vested stock options may be exercised through the original contractual expiration date of the stock options. As a result of the stock option modification, we recorded an expense of $0.9 million during the nine months ended September 30, 2010.

We anticipate general and administrative expenses for the remainder of 2010 to be at a similar level to the first three quarters of the year.

Restructuring charges

Restructuring charges, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2010	2009	$	%	2010	2009	$	%
Restructuring charges	$—	$—	$—	—	$—	$1.3	$(1.3)	(100)%

The expense in 2009 relates to the sublease of excess space in a portion of one of our South San Francisco, CA buildings.

Interest and other income

Interest and other income, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2010	2009	$	%	2010	2009	$	%
Interest and other income, net	$0.1	$0.4	$(0.3)	(75)%	$0.4	$2.2	$(1.8)	(82)%

Interest and other income decreased for the three and nine months ended September 30, 2010 compared to the same period in 2009 primarily due to lower average market rates of return during 2010.

We expect interest and other income to fluctuate in the future due to changes in average cash, cash equivalents and marketable securities balances and market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration agreements. As of September 30, 2010, we had $192.5 million in cash, cash equivalents and marketable securities, excluding $0.9 million in restricted cash that was pledged as collateral for certain of our leases. In March 2010, we completed a public offering of approximately 8.6 million shares of common stock, at a price of $11.50 per share. We received net proceeds of approximately $93.5 million after deducting underwriting fees and other offering expenses of $5.7 million.

We expect to incur substantial expenses as we continue our discovery and development efforts; particularly to the extent we advance our product candidates into clinical studies, which are very expensive. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans, milestone and royalty forecasts and spending assumptions. We will require additional capital to fund operating needs thereafter. If our current operating plans, milestone and royalty forecasts or spending assumptions change, we may require additional funding sooner or we may seek additional funding sooner absent such changes. However, future public or private equity offerings or debt financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our future operations.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine Months Ended September 30,
(in millions)	2010	2009
Net cash used in operating activities	$(60.1)	$(55.7)
Net cash (used in) provided by investing activities	$(22.3)	$21.2
Net cash provided by financing activities	$97.9	$7.8

The increase in cash used in operating activities for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to higher milestones received in 2009 and a higher net loss in 2010.

The increase in cash used in investing activities for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to higher purchases of marketable securities as a result of investing the net proceeds of our public offering of common stock that closed in March 2010. These purchases were partially offset by higher maturities of marketable securities in 2010.

The increase in cash provided by financing activities for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to net proceeds of approximately $93.5 million received from our public offering of common stock that closed in March 2010.

Contractual Obligations and Commitments

We entered into amendments to our South San Francisco, CA facility leases in June 2010. These amendments extended the lease terms through May 2020 and we may extend the terms for two additional five-year periods. The leases are for two buildings of approximately 110,000 and 60,000 square feet. As security for performance of certain obligations under the operating leases for our headquarters, we have issued letters of credit in the aggregate of approximately $0.8 million, collateralized by an equal amount of restricted cash.

Under the amendments, unused portions of a tenant improvement allowance can be used to reduce base rent up to a limit. Without considering such reductions, at September 30, 2010, future commitments under the amended noncancelable operating leases are as follows:

(in millions)	Remainder of 2010	2011 to 2013	2014 to 2015	After 2015	Total
Years ending December 31:
Operating leases	$1.1	$14.9	$9.9	$24.0	$49.9

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

Pursuant to our LABA collaboration with GSK, in the event that a LABA discovered by GSK is successfully developed and commercialized, we will be obligated to make milestone payments to GSK that could total as much as $220.0 million if both a single-agent and a combination product or two different combination products were launched in multiple regions of the world. The lead LABA candidate, vilanterol trifenatate (or VI), is a GSK-discovered LABA and GSK and we have determined to focus the collaboration’s LABA development resources on the development of this LABA only. If VI, which is progressing through Phase 3 programs in asthma and COPD, is advanced through regulatory approval and commercialization, we would not be entitled to receive any further milestone payments from GSK under the LABA collaboration and we would have to pay GSK the milestones noted above. Based on available information, we do not estimate that any significant portion of these potential milestone payments to GSK is likely to be required to be made in the next two years.

Effect of Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical instruments) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Adoption of this new guidance has not had, nor is it expected to have, a material impact on our condensed consolidated financial statements.

In April 2010, the Financial Accounting Standards Board issued an update to revenue recognition-milestone method.  The update provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate.  It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive.  The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  We may elect to adopt this guidance prospectively to milestones achieved after the adoption date or retrospectively for all periods presented.  We have elected to adopt this guidance on a prospective basis.  Adoption of this new guidance has not had, nor is it expected to have, a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to the disclosures in Item 7A of our 2009 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In late 2008 and early 2009, we announced results from multiple RELOVAIR™ program Phase 2b asthma studies and a COPD study; the Phase 3a program for COPD commenced in October 2009 and the Phase 3 program for asthma commenced in March 2010. Any adverse developments or results or perceived adverse developments or results with respect to the RELOVAIR™ program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

• the U.S. Food and Drug Administration (FDA) determining that additional clinical studies are required with respect to the Phase 3 program in asthma or COPD;

• safety or other concerns arising from ongoing preclinical or clinical studies in this program;

• the Phase 3 program in asthma or the Phase 3a program in COPD raising safety concerns or not demonstrating efficacy; or

• any change in FDA policy or guidance regarding the use of long-acting beta2 agonists (LABAs) to treat asthma or COPD.

On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA will now require that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, on March 10 and 11, 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. It is unknown at this time what, if any, effect these or future FDA actions will have on the development of the RELOVAIR™ program. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in increased time and cost of the asthma clinical trials in the United States for RELOVAIR™ and may increase the overall risk of the RELOVAIR™ asthma program in the United States.

With regard to our telavancin nosocomial pneumonia (NP) NDA, we believe that the FDA’s current position is that it will require data from an additional clinical study or studies before it will consider the NP NDA for approval and we do not currently intend to conduct any such studies.

Our first New Drug Application (NDA) for telavancin was submitted in late 2006 and on September 11, 2009 the FDA approved VIBATIV™ (telavancin) for the treatment of adults with complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria. In January 2009 we submitted a second telavancin NDA to the FDA for the NP indication and we received a Complete Response letter from the FDA in late November 2009. The Complete Response letter instructed us that submission of additional data and analyses for the NP patient population to support an evaluation of all-cause mortality as the primary efficacy endpoint is necessary to demonstrate the safety and efficacy of telavancin. The Phase 3 NP clinical program included clinical response as the primary efficacy endpoint, consistent with current draft FDA guidelines for antibacterial clinical trial design in NP, and all-cause mortality as a secondary endpoint. The Complete Response letter did not specify the time point at which the FDA will measure the all-cause mortality data, nor did it indicate the populations in which these analyses will be considered. The Complete Response letter also requested a scientific rationale for pooling the all-cause mortality data from the two studies as they may individually be of insufficient size and statistical power to support the evaluation of all-cause mortality as the primary efficacy endpoint.

We responded to the Complete Response letter in December 2009. The key elements of our response included a rationale for pooling the two Phase 3 NP studies to evaluate all-cause mortality as the primary efficacy endpoint and all available all-cause mortality data that was analyzed using Kaplan-Meier survival estimates. In January 2010, the FDA sent us a letter notifying us that it considered our response “incomplete” and stating that even if pooling of the two studies is acceptable for analyzing mortality, the two pooled studies would then equate to only one adequate and well-controlled trial and therefore would not constitute the substantial evidence of efficacy required for approval. In addition, the FDA noted that the adequacy and similarity of populations across the studies for the purposes of pooling had not yet been determined, and is still a review issue. Finally, the FDA also suggested several design criteria that should be taken into account in the design of new clinical trials. These design criteria do not include a specific primary endpoint for the evaluation of efficacy, the size or number of studies required, or what the appropriate statistical analysis might be. As a result, the design, size and scope of any additional studies required by the FDA are unclear at this time. Although our telavancin NP NDA remains under review by the FDA, we believe that the FDA’s current position is that it will require data from an additional clinical study or studies before it will consider the NP NDA for approval and we do not currently intend to conduct any such studies. Any further adverse developments or perceived adverse developments with respect to telavancin for the NP indication, including without limitation a decision by the FDA to not approve our NDA, could harm our business and cause the price of our securities to fall.

If telavancin is not approved by the European Medicines Agency or if the European Medicines Agency requires data from additional clinical studies of telavancin, our business will be adversely affected and the price of our securities could fall.

On October 28, 2009, Astellas Pharma Europe B.V., a subsidiary of our telavancin partner, Astellas Pharma Inc. (Astellas), announced that it submitted a new European Marketing Authorization Application (MAA) for telavancin to the European Medicines Agency for the treatment of complicated skin and soft tissue infections (cSSTI) and NP. On November 30, 2009, we announced that the European Medicines Agency had completed the validation phase for the MAA and the European Medicines Agency’s scientific review process had begun. In October 2008, we announced that Astellas Pharma Europe B.V. voluntarily withdrew a previously filed MAA for telavancin for the treatment of cSSTI from the European Medicines Agency based on communications from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency that the data provided were not sufficient to allow the CHMP to conclude a positive benefit-risk balance for telavancin for the sole indication of cSSTI at that time.

If the European Medicines Agency does not approve our application, requires data from additional clinical studies regarding telavancin, or if telavancin is ultimately approved by the European Medicines Agency but with restrictions, including labeling that may limit the targeted patient population, our business will be harmed and the price of our securities could fall.

If any product candidates, in particular those in any respiratory program with GSK and telavancin for the treatment of NP, are determined to be unsafe or ineffective in humans, our business will be adversely affected and the price of our securities could fall.

Although our first approved product, VIBATIV™, was commercially launched in the U.S. by our partner Astellas in November 2009, we have not yet commercialized any of our other product candidates. We are uncertain whether any of our other product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery may not result in the creation of successful medicines. The risk of failure for our product candidates is high. For example, in late 2005, we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301, and GSK discontinued development of TD-5742, the first LAMA compound licensed from us, after completing a single-dose Phase 1 study. The data supporting our drug discovery and development programs is derived solely from laboratory experiments, preclinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing or early clinical testing stages.

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

Each of our product candidates must undergo extensive preclinical and clinical studies as a condition to regulatory approval. Preclinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies or decisions to terminate programs. For example, we had planned to commence Phase 2b clinical studies in our MABA program with GSK in 2009, but the program has been delayed and we currently anticipate the studies will begin in late 2010 or early 2011.

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

• varying interpretations of data by the FDA and similar foreign regulatory agencies; and

• a regional disturbance where we or our collaborative partners are enrolling patients in our clinical trials, such as a pandemic, terrorist activities or war, or a natural disaster.

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later clinical studies. In addition, clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. If our clinical studies are substantially delayed or fail to prove the safety and effectiveness of our product candidates in development, we may not receive regulatory approval of any of these product candidates and our business and financial condition will be materially harmed and the price of our securities may fall.

VIBATIV™ may not be accepted by physicians, patients, third party payors, or the medical community in general.

The commercial success of VIBATIV™ depends upon its acceptance by physicians, patients, third party payors and the medical community in general. We cannot be sure that VIBATIV™ will be accepted by these parties. VIBATIV™ competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. Even if the medical community accepts that VIBATIV™ is safe and efficacious for its indicated use, physicians may choose to restrict the use of VIBATIV™. If we and our partner, Astellas, are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, VIBATIV™ is preferable to vancomycin and other antibacterial drugs, we may never generate meaningful revenue from VIBATIV™, which could cause the price of our securities to fall. The degree of market acceptance of VIBATIV™ depends on a number of factors, including, but not limited to:

• the demonstration of the clinical efficacy and safety of VIBATIV™;

• the reactions of physicians, patients and payors to the approved cSSSI labeling for VIBATIV™ in the U.S.;

• whether or not VIBATIV™ is approved for the NP indication and the labeling associated therewith;

• whether or not VIBATIV™ is approved by regulatory authorities in Europe or other jurisdictions;

• the advantages and disadvantages of VIBATIV™ compared to alternative therapies;

• potential negative perceptions, if any, of physicians related to the adverse regulatory developments, delays and uncertainty surrounding our NP NDA;

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

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies with respect to VIBATIV™, as well as governmental authorities in those foreign countries in which any of our product candidates are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition, which may cause our stock price to decline.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since mid-1997. Our first approved product, VIBATIV™, was launched by our partner Astellas in the U.S. in November 2009, and to date we have received modest revenues and royalties. Since the commercial launch through September 30, 2010, Astellas recorded VIBATIV™ net sales of $7.3 million. We recognize royalty revenue from Astellas in the period the royalties are earned based on net sales of VIBATIV™ by Astellas as reported to us by Astellas. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of September 30, 2010, we had an accumulated deficit of approximately $1.2 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. Though we have no current intention to do so, if we were to conduct additional studies to support the telavancin NP NDA and we were required to fund such studies, our capital needs could increase substantially. In addition, under our LABA collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million if both a single-agent and a combination product or two different combination products were launched in multiple regions of the world. The lead LABA candidate, vilanterol trifenatate (or VI), is a GSK-discovered LABA and GSK and we have jointly determined to focus the collaboration’s LABA development resources on the development of this LABA only. If VI, which is progressing through Phase 3 programs in asthma and COPD, is advanced through regulatory approval and commercialization, we would not be entitled to receive any further milestone payments from GSK under the LABA collaboration and we would have to pay GSK the milestones noted above. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make additional reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

Global financial and economic conditions have had an impact on our industry, may adversely affect our business and financial condition in ways that we currently cannot predict, and may limit our ability to raise additional funds, which could cause the price of our securities to fall.

Global financial conditions and general economic conditions have had an impact on our industry, and may adversely affect our business and our financial condition. Our ability to access the equity or debt markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which would have an adverse effect on our ability to fund our operations as planned. In addition, many biotechnology and biopharmaceutical companies with limited funds have been unable to raise capital during the recent period of financial and economic uncertainty and volatility, and they are left with limited alternatives including merging with other companies or out-licensing their assets. The large number of companies in this situation has led to an increase in supply of biotechnology and biopharmaceutical assets available for license or sale, which disadvantages companies like us that intend to partner certain of their assets.

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnership with them, we will be unable to develop our partnered product candidates as planned.

We entered into our LABA collaboration agreement with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our telavancin development and commercialization agreement with Astellas in November 2005. In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of any product candidates in the programs that it has in-licensed, including RELOVAIR™ and MABA. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and commercial launch. In connection with our license, development and commercialization agreement with Astellas, Astellas is responsible for the commercialization of VIBATIV™ and any royalties to us from net sales of VIBATIV™ will depend upon Astellas’ ability to commercialize the medicine.

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they may terminate our partnership with them. In either event, we may be unable to assume the development and commercialization of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. In addition, with the exception of product candidates in our LABA collaboration, our partners generally are not restricted from developing and commercializing their own products and product candidates that compete with those licensed from us. If a partner elected to promote its own products and product candidates in preference to those licensed from us, future payments to us could be reduced and our business and financial condition would be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of the partner. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration.

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

In addition, while our strategic alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize certain of our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has licensed our LAMA program and our MABA program under the terms of the strategic alliance agreement and has chosen not to license our antibacterial program, our anesthesia program and our 5-HT4 program. In February 2009, GSK returned the LAMA program to us because the current formulation of the lead product candidate is incompatible with GSK’s proprietary inhaler device. There can be no assurance that GSK will license any other development program under the terms of the strategic alliance agreement, or at all. On October 21, 2010 we announced that TD-1211, the lead compound in our PUMA program, had achieved proof-of-concept and in the near future we intend to provide the PUMA proof-of-concept data to GSK in accordance with the terms of the strategic alliance agreement. GSK has approximately 60 days from our final delivery of all material, data and supporting documentation relating to achievement of clinical proof-of-concept to make a decision whether or not to license the program under the terms and conditions of the strategic alliance agreement. GSK has disclosed publicly eight areas of research focus, and gastrointestinal disorders and pain are not among them. GSK’s failure to license the PUMA program or any other development program, or its return of programs to us, could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect both our ability to enter into collaborations for these product candidates with third parties and the price of our securities.

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

We have had manufactured sufficient telavancin API and drug product for the six-month commercial launch supply of VIBATIV™ and this inventory has been delivered to our collaboration partner. Capitalized inventory in the amount of $1.7 million remains on our balance sheet as of September 30, 2010. Since our collaboration partner is not obligated to purchase any of the remaining VIBATIV™ inventory from us and the drug product has a limited shelf life, we may be required to write off and expense a portion or all of the remaining inventory. For example, during the quarter ended September 30, 2010, we wrote off and expensed $0.8 million of the remaining VIBATIV™ inventory that was no longer realizable. All further manufacture of VIBATIV™ API and drug product is now our collaboration partner’s responsibility. For the foreseeable future, we anticipate that our collaboration partner will rely on third parties for the manufacture of VIBATIV™ API and drug product. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, including maintaining cGMP compliance, our collaboration partner may not be able to locate alternative manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay telavancin studies, if any, that may be undertaken in the future, and adversely affect the commercialization of VIBATIV™ and any other telavancin products, if approved, which could cause the price of our securities to fall.

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

As of October 27, 2010, GSK beneficially owned approximately 12.7% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our oral peripherally selective mu-opioid receptor antagonist (PUMA) program for opioid-induced constipation, (ii) our AT1 Receptor—Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. Because GSK is not required to decide whether to license these three development programs until after they have successfully completed a Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected which could cause the price our securities to fall.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

We have active collaborations with GSK for the RELOVAIR™ and MABA programs and with Astellas for telavancin, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108, our lead compound in the 5-HT4 program, TD-1792, our investigational antibiotic, and TD-1211, the lead compound in our PUMA program, has successfully completed a Phase 2 proof-of-concept study, and TD-4208, our LAMA compound that GSK returned to us in February 2009 under the terms of the strategic alliance agreement, has completed a single-dose Phase 1 study. We currently intend to seek third parties with which to pursue collaboration arrangements for the development and commercialization of these compounds.  On October 21, 2010 we announced that TD-1211, the lead compound in our PUMA program, had achieved proof-of-concept and in the near future we intend to provide the PUMA proof-of-concept data to GSK in accordance with the terms of the strategic alliance agreement. GSK has approximately 60 days subsequent to our final delivery of all material, data and supporting documentation relating to achievement of clinical proof-of-concept to make a decision whether or not to license the program under the terms and conditions of the strategic alliance agreement. If GSK chooses not to license this program, we retain all rights to the program and may continue the program alone or with a third party. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current weak economy, which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates which may cause our stock price to decline.

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

The FDA enforces good clinical practices and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators and trial sites. For example, in connection with the FDA’s review of our telavancin NDAs, the FDA conducted inspections of Theravance and certain of our study sites, clinical investigators and CROs. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GCPs, the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, could result in significant additional costs and could cause the price of our securities to fall.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. VIBATIV™ must demonstrate these advantages, as it competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a number of companies, and a number of existing antibacterial drugs marketed by major and other pharmaceutical companies. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition and which could cause the price of our securities to fall.

If we lose key management or scientific personnel, or if we fail to retain our key employees, our ability to discover and develop our product candidates will be impaired.

We are highly dependent on principal members of our management team and scientific staff to operate our business. We have become even more dependent on existing personnel since our significant workforce restructuring in 2008, which involved the elimination of approximately 40% of our positions through layoffs from all departments throughout our organization, including senior management. While we planned our restructuring with the purpose of focusing on our key clinical programs while maintaining core research and exploratory development capability, the restructuring has adversely affected the pace and breadth of our research and development efforts. While the remaining scientific team has expertise in many different aspects of drug discovery and exploratory development, there is less depth to the team and we are more susceptible to remaining team members voluntarily leaving employment with us. Our company is located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market remains intense. None of our employees have employment commitments for any fixed period of time and may leave our employment at will.

If we fail to retain our remaining qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities, which may cause our stock price to decline.

Our business and operations would suffer in the event of system failures.

Although we have security measures in place, our internal computer systems and those of our CROs and other service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We have not experienced any material system failure, accident or security breach to date, but if such an event were to occur, it could result in a material disruption to our business. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If a disruption or security breach results in a loss of or damage to our data or regulatory applications, or inadvertent disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and the price of our securities could fall.

Our principal facility is located near known earthquake fault zones, and the occurrence of an earthquake, extremist attack or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our principal facility is located in the San Francisco Bay Area near known earthquake fault zones and therefore is vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods, communications failures and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from this type of disaster. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition, which could cause the price of our securities to fall.

Risks Related to our Alliance with GSK

GSK’s ownership of a significant percentage of our stock and its ability to acquire additional shares of our stock may create conflicts of interest, and may inhibit our management’s ability to continue to operate our business in the manner in which it is currently being operated.

As of October 27, 2010, GSK beneficially owned approximately 12.7% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2010, we owned 210 issued United States patents and 711 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

In addition, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug discovery and development processes that involve proprietary know-how, information and technology that is not covered by patent applications. Although we require our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition and results of operations, which could cause the price of our securities to fall.

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

In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. In addition, in the future we could be required to initiate litigation to enforce our proprietary rights against infringement by third parties. Prosecution of these claims to enforce our rights against others would involve substantial litigation expenses and divert substantial employee resources from our business. If we fail to effectively enforce our proprietary rights against others, our business will be harmed, which may cause our stock price to decline.

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

Although we maintain general liability and product liability insurance, this insurance may not fully cover potential liabilities. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business. Product liability claims could also harm our reputation, which may adversely affect our and our partners’ ability to commercialize our products successfully, which could cause the price of our securities to fall.

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

• our ability to generate revenues and achieve profitability; and

• the availability of capital.

The recently enacted Patient Protection and Affordable Care Act and other potential legislative or regulatory action regarding healthcare and insurance matters, along with the trend toward managed healthcare in the United States could influence the purchase of healthcare products and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market our potential medicines and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of the Patient Protection and Affordable Care Act and further agency regulations that are likely to emerge in connection with the passage of this act could significantly reduce potential revenues from the sale of any product candidates approved in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential medicines that may be approved in the future at a price acceptable to us or our collaborators, which may cause our stock price to decline.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may incur significant additional costs to comply with these and other applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, which could cause the price of our securities to fall.

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

• announcements regarding GSK’s decisions whether or not to license any of our development programs, such as our PUMA program, which recently achieved proof-of-concept in an opioid-induced constipation study, or to return to us any previously licensed program, such as our experience with our LAMA program licensed from us by GSK in 2004 under the strategic alliance agreement and then returned to us by GSK in February 2009;

• any further adverse developments or perceived adverse developments with respect to the FDA’s review of the telavancin NP NDA, which could include, without limitation, non-approval of the NDA;

• any adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV™, including any failure to meet market expectations with respect to the timing and volume of sales of VIBATIV™;

• any adverse developments or perceived adverse developments with respect to regulatory matters concerning telavancin in any foreign jurisdiction, in particular the MAA that our partner Astellas submitted to the European Medicines Agency in October 2009 and of which the European Medicines Agency commenced scientific review in November 2009;

• any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including, without limitation, further delays of the MABA program;

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

• sales of stock by us or by our stockholders, including sales by certain of our employees and directors whether or not pursuant to written pre-determined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, some of which plans are currently in effect, such as plans adopted by our employees to sell shares to cover taxes due upon the quarterly vesting of restricted stock units and plans adopted by certain of our executive officers and directors to sell sufficient shares to facilitate the exercise of stock options that are nearing their expiration, and other plans that may be entered into; and

• potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of October 27, 2010, GSK beneficially owned approximately 12.7% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 9.7% of our outstanding capital stock. Based on our review of publicly available filings as of October 27, 2010, our six largest stockholders other than GSK collectively owned approximately 46.4% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Theravance, Inc.
(Registrant)

October 29, 2010	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

October 29, 2010	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350