Form 10-Q
period 2011-03-31
THERAVANCE INC
filed 2011-05-04
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of registrant’s common stock outstanding on April 28, 2011 was 74,693,843.

The number of shares of registrant’s Class A common stock outstanding on April 28, 2011 was 9,401,499.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$147,874	$163,333
Marketable securities	145,945	146,301
Accounts receivable from related party	332	194
Notes receivable	370	531
Prepaid expenses and other current assets	5,751	5,995
Total current assets	300,272	316,354

Restricted cash	893	893
Property and equipment, net	10,548	10,215
Notes receivable	260	400
Other assets	3,135	3,340
Total assets	$315,108	$331,202

Liabilities and stockholders’ net capital deficiency
Current liabilities:
Accounts payable	$2,214	$2,128
Accrued personnel -related expenses	4,206	8,617
Accrued clinical and development expenses	2,759	2,801
Accrued interest on convertible subordinated notes	1,078	2,372
Other current liabilities	1,724	2,008
Note payable and capital lease, current	200	206
Deferred revenue, current	21,238	21,922
Total current liabilities	33,419	40,054

Convertible subordinated notes	172,500	172,500
Deferred rent, non-current	4,586	3,574
Notes payable and capital lease, non-current	13	69
Deferred revenue	132,409	137,425

Commitments and contingencies (Notes 4, 8 and 9)

Stockholders’ net capital deficiency:
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 74,687 at March 31, 2011 and 70,950 at December 31, 2010	722	710
Class A common stock, $0.01 par value; authorized: 30,000 shares; outstanding: 9,042 at March 31, 2011 and December 31, 2010	94	94
Additional paid-in capital	1,194,620	1,177,359
Accumulated other comprehensive income	28	33
Accumulated deficit	(1,223,283)	(1,200,616)
Total stockholders’ net capital deficiency	(27,819)	(22,420)
Total liabilities and stockholders’ net capital deficiency	$315,108	$331,202

*                    Condensed consolidated balance sheet at December 31, 2010 has been derived from audited condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue (including amounts from a related party of $2,456 for each of the three months ended March 31, 2011 and 2010.)	$6,331	$5,714

Operating expenses:
Research and development	20,464	20,351
General and administrative	7,169	6,476
Total operating expenses	27,633	26,827

Loss from operations	(21,302)	(21,113)

Interest income	145	94
Interest expense	(1,510)	(1,517)
Net loss	$(22,667)	$(22,536)
Basic and diluted net loss per share	$(0.28)	$(0.35)

Shares used in computing basic and diluted net loss per share	80,854	64,921

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(22,667)	$(22,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,650	1,515
Stock-based compensation	5,541	4,497
Forgiveness of notes receivable	1	3
Changes in operating assets and liabilities:
Receivables	268	178
Prepaid expenses and other current assets	73	77
Accounts payable	198	(275)
Accrued personnel-related expenses, accrued clinical and development expenses, accrued interest on convertible subordinated notes and other current liabilities	(6,031)	(2,181)
Deferred rent	776	(142)
Deferred revenue	(5,700)	(4,700)
Other liabilities, non-current	—	(75)
Net cash used in operating activities	(25,891)	(23,639)

Cash flows from investing activities
Purchases of property and equipment	(1,381)	—
Purchases of marketable securities	(76,408)	(51,994)
Sales of marketable securities	5,000	—
Maturities of marketable securities	71,250	44,000
Payments received on notes receivable	300	10
Net cash used in investing activities	(1,239)	(7,984)

Cash flows from financing activities
Payments on notes payable and capital lease	(62)	(55)
Proceeds from issuances of common stock, net	11,733	94,057
Net cash provided by financing activities	11,671	94,002

Net increase (decrease) in cash and cash equivalents	(15,459)	62,379
Cash and cash equivalents at beginning of period	163,333	47,544
Cash and cash equivalents at end of period	$147,874	$109,923

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed consolidated financial statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Theravance, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2011 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC) on February 28, 2011.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Management’s Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Other-than-Temporary Impairment Assessment

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s conclusion that it does not intend to sell an impaired investment and is not more likely than not to be required to sell the security before it recovers its amortized cost basis. If the Company determines that the impairment of an investment is other-than-temporary, the investment is written down with a charge recorded in interest income.

Inventory

Inventory is stated at the lower of cost or market value and is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets. Inventory is comprised of VIBATIV™ active pharmaceutical ingredient and other commercial launch supplies. Inventory was $1.7 million at March 31, 2011 and December 31, 2010. If Astellas Pharma Inc. (Astellas) decides not to purchase some or any of the remaining VIBATIV™ inventory, the Company will be required to expense a portion of the, or the entire remaining, capitalized inventory.

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

Fair Value of Stock-based Compensation Awards

The Company uses the fair value method of accounting for stock-based compensation arrangements. Stock-based compensation arrangements currently include stock options granted, restricted stock unit awards (RSUs) granted, performance-contingent RSUs granted, restricted stock awards (RSAs) granted, and performance-contingent RSAs granted under the 2004 Equity Incentive Plan (2004 Plan) and the 2008 New Employee Equity Incentive Plan (2008 Plan) and purchases of common stock by the Company’s employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan (ESPP). Non-statutory options, RSUs, and RSAs were granted under the 2008 Plan to the Company’s newly hired employees until April 27, 2010, the date on which stockholders approved the Company’s amended and restated 2004 Plan. No further awards will be granted under the 2008 Plan.

The Company uses the Black-Scholes valuation model for stock-based payment awards granted. The Company’s determination of the fair value of stock-based payment awards on the grant date using the Black Scholes option valuation model requires the use of assumptions, including the expected stock price volatility and the expected life of the award. The Company used the “simplified” method as described in Staff Accounting Bulletin No. 107 for expected option life and peer company price volatility.

Stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimated annual forfeiture rates for stock options, RSUs and RSAs are based on its historical forfeiture experience. Stock options were granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options were generally granted with terms of up to ten years and vest over a period of four years.

The estimated fair value of stock options, RSUs and RSAs is expensed on a straight-line basis over the expected term of the grant and the fair value of performance-contingent RSUs and RSAs is expensed during the term of the award when the Company determines that it is probable that certain performance milestones will be achieved. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and purchase discount percentage.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

Recent Accounting Updates

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition—Milestone Method” an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition”. The update provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. The Company elected to adopt the milestone method of revenue recognition on a prospective basis effective January 1, 2011. The election of the milestone method did not have a material impact on the Company’s condensed consolidated financial statements. However, the election will result in different accounting treatment for future substantive milestones earned after the date of this adoption.  Non-substantive milestones will continue to be recognized over the remaining performance period.

Under the 2004 Strategic Alliance with GSK, the total upfront and milestone payments that the Company could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine.  GSK licensed the MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist) program in 2005, and the Company has received $18.0 million in upfront and milestone payments through March 31, 2011. In addition, GSK still has the right to license the Company’s AT1 Receptor-Neprilysin Inhibitor (ARNI) and MonoAmine Reuptake Inhibitor (MARIN) programs.  The eligible milestones related to the MABA program and any future milestones that may be earned if GSK exercises its right to license either ARNI or MARIN are not deemed substantive due to the fact that the outcome predominantely relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program.  See “Note 4. Collaboration Arrangements”.

Under the 2005 License, Development and Commercialization Agreement with Astellas, the Company is eligible to receive up to an additional $30.0 million in milestone payments.  The Company has deemed $10.0 million of the remaining potential milestone payments to be substantive as the Company is responsible for substantially all activities to develop and obtain U.S. regulatory approval for telavancin for the treatment of nosocomial pneumonia. The remaining eligible milestone payments of $20.0 million are not deemed substantive due to the fact that pursuing regulatory approval of telavancin in the regions of the world outside of the U.S. is predominantly the responsibility of Astellas.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, an update to ASC Topic 605, “Revenue Recognition”. The update requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence or other third party evidence of the selling price. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all periods presented. The Company elected to adopt this update on a prospective basis effective January 1, 2011. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements. However, the election may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to previous and existing collaboration arrangements.

2. Net Loss per Share

Basic net loss per share (basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during the period, less unvested restricted shares. Diluted net loss per share (diluted EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during the period, less unvested restricted shares subject to forfeiture, plus dilutive potential common shares. Diluted EPS is identical to basic EPS for all periods presented since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

Weighted Average Shares Outstanding

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2011	2010

Net loss	$(22,667)	$(22,536)

Weighted average shares of common stock outstanding	83,325	64,978
Less: unvested RSAs	(2,471)	(57)
Weighted average shares used in computing basic and diluted net loss per share	80,854	64,921
Basic and diluted net loss per share	$(0.28)	$(0.35)

Anti-dilutive securities

The following number of shares was excluded from the computation of diluted EPS because the effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2011	2010
Shares issuable upon the exercise of stock options	2,396	1,345
Shares issuable under RSUs and RSAs	859	153
Shares issuable upon the conversion of convertible debt	6,668	6,668
Total anti-dilutive securities	9,923	8,166

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in other comprehensive loss, which consists of unrealized gains and losses on the Company’s marketable securities. Comprehensive loss was as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net loss	$(22,667)	$(22,536)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(5)	(53)
Comprehensive loss	$(22,672)	$(22,589)

4. Collaboration Arrangements

LABA collaboration with GSK

In November 2002, the Company entered into its long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration is developing combination products, RELOVAIR™ and the LAMA/LABA (GSK573719/vilanterol or ‘719/VI). For the treatment of asthma, the collaboration is developing RELOVAIR™. RELOVAIR™ is an investigational once-daily combination medicine consisting of a LABA, VI, previously referred to as GW642444 or ‘444, and an inhaled corticosteroid (ICS), fluticasone furoate (FF). The LAMA/LABA, ‘719/VI, is an investigational once-daily combination medicine consisting of the long-acting muscarinic antagonist (LAMA), ‘719, and the LABA, VI.

The current lead product candidates in our LABA collaboration, VI and FF, were discovered by GSK. In the event that VI is successfully developed and commercialized, the Company will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. If the results of the Phase 3 studies with RELOVAIR™ are positive, a portion of these potential milestone payments could be payable to GSK within the next two years. The Company is entitled to annual royalties from GSK of 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as ‘719/VI, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine would be applicable.

In connection with the LABA collaboration, in 2002, GSK purchased through an affiliate shares of the Company’s Series E preferred stock for an aggregate purchase price of $40.0 million.

Strategic Alliance with GSK

In March 2004, the Company entered into its strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of the Company’s full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Pursuant to the terms of the strategic alliance agreement, the Company initiated three new full discovery programs between May 2004 and August 2007. These three programs are (i) the oral Peripheral Mu Opioid Receptor Antagonist (PµMA) program for opioid-induced constipation, (ii) the AT1 Receptor-Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) the MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. GSK still has the right to license the ARNI and MARIN programs, and must exercise this right no later than sixty days subsequent to the final delivery to GSK of all material, data and supporting documentation relating to achievement of clinical proof-of-concept of the first product candidate in the applicable program. For these two programs, “proof-of-concept” is generally defined as the successful completion of a Phase 2a clinical study showing efficacy and tolerability. Under the terms of the strategic alliance agreement, GSK has only one opportunity to license each of the Company’s programs.

Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. Consistent with the Company’s strategy, the Company is obligated to use diligent efforts at the Company’s sole cost to discover two structurally different product candidates for any programs on which GSK has an option under the alliance. If these programs are successfully advanced through development by GSK, the Company is entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from these programs. For any programs licensed under this agreement, the royalty structure for a product containing one of the Company’s compounds as a single active ingredient would result in an average percentage royalty rate in the low double digits. For single-agent MABA products, the Company is entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. For combination products, such as a MABA/ICS, the royalty rate is 70% of the rate applicable to sales of single-agent MABA medicines. If a product is successfully commercialized, in addition to any royalty revenue that the Company receives, the total upfront and milestone payments that the Company could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine. If GSK chooses not to license a program, the Company retains all rights to the program and may continue the program alone or with a third party. To date, GSK has licensed the Company’s two COPD programs: LAMA and MABA. In 2009, GSK returned the LAMA program to the Company because the formulation of the lead product candidate was incompatible with GSK’s proprietary inhaler device. GSK has chosen not to license the Company’s antibacterial, anesthesia, 5-HT4 and PµMA programs.

In May 2004, GSK purchased through an affiliate 6,387,096 shares of the Company’s Class A common stock for an aggregate purchase price of $108.9 million and, upon the closing of the Company’s initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for an aggregate purchase price of $6.9 million. In addition, GSK purchased through an affiliate in a private placement 5,750,000 shares of the Company’s common stock for an aggregate purchase price of $129.4 million on November 29, 2010. On February 24, 2011, GSK purchased through an affiliate 152,278 shares of the Company’s common stock from the Company for an aggregate purchase price of $3.6 million pursuant to its rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended.

GSK Upfront Fees, Milestone Payments and Revenue

Upfront fees and milestone payments are amortized ratably over the estimated period of performance (the product development period). Upfront fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreement were as follows:

	Through March 31, 2011
(in thousands)	Upfront Fees	Milestone Payments	Total
GSK Collaborations

LABA/ RELOVAIR™ collaboration(1)	$10,000	$50,000	$60,000
Strategic alliance agreement	20,000	—	20,000
Strategic alliance—LAMA license(2)	5,000	3,000	8,000
Strategic alliance—MABA license	5,000	13,000	18,000
Total	$40,000	$66,000	$106,000

(1)               The Company does not currently expect to be eligible for any additional milestones under this collaboration.

(2)               In August 2004, GSK exercised its right to license the Company’s LAMA program pursuant to the terms of the strategic alliance. In 2009, GSK returned the program to the Company.

Revenue recognized through amortization of the deferred upfront fees and milestone payments from GSK under the LABA collaboration and strategic alliance agreement was as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
GSK Collaborations
LABA/ RELOVAIR™ collaboration	$1,270	$1,270
Strategic alliance agreement	684	684
Strategic alliance—MABA license	502	502
Total	$2,456	$2,456

License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Under this arrangement, the Company is responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin and Astellas is responsible for substantially all other costs associated with commercialization of telavancin. The Company is entitled to receive royalties from Astellas on global net sales of VIBATIV™ that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Through March 31, 2011, the Company has received $191.0 million in upfront, milestone and other fees from Astellas. The Company recorded these payments as deferred revenue and is amortizing them ratably over its estimated period of performance (development and commercialization period).

Revenue recognized under this collaboration agreement was as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Amortization of deferred revenue	$3,244	$3,243
Royalties from net sales of VIBATIV™	631	10
Cost of VIBATIV™ delivered to Astellas	—	(5)
Total net revenue	$3,875	$3,248

5. Marketable Securities

The Company’s management manages, monitors and measures its investments in highly liquid investment grade securities by major security type. Investments in debt securities are accounted for as available-for-sale securities, carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income, held for use in current operations and classified in current assets as marketable securities. The cost of securities sold is based on the specific-identification method.

The estimated fair value amounts were determined using available market information. Available-for-sale debt securities recorded in cash equivalents, marketable securities or restricted cash in the Company’s condensed consolidated balance sheets were as follows:

	March 31, 2011				December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$26,373	$12	$—	$26,385	$25,966	$10	$—	$25,976
U.S. government agencies	67,320	20	(8)	67,332	54,625	30	(7)	54,648
U.S. corporate notes	20,419	5	(2)	20,422	34,695	9	(9)	34,695
U.S. commercial paper	87,797	1	—	87,798	97,221	—	—	97,221
Money market funds	89,219	—	—	89,219	91,805	—	—	91,805
Total	291,128	38	(10)	291,156	304,312	49	(16)	304,345

Less amounts classified as cash equivalents	(144,318)	—	—	(144,318)	(157,151)	—	—	(157,151)
Less amounts classified as restricted cash	(893)	—	—	(893)	(893)	—	—	(893)
Amounts classified as marketable securities	$145,917	$38	$(10)	$145,945	$146,268	$49	$(16)	$146,301

At March 31, 2011, all of the marketable securities have contractual maturities within twelve months and the average duration of marketable securities was approximately five months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2011, were temporary in nature. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

6. Fair Value Measurements

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

The estimated fair values of the Company’s financial assets were as follows:

	March 31, 2011
	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
U.S. government securities	$26,385	$—	$—	$26,385
U.S. government agency securities	58,582	8,750	—	67,332
U.S. corporate notes	19,321	1,101	—	20,422
U.S. commercial paper	—	87,798	—	87,798
Money market funds	89,219	—	—	89,219
Total	$193,507	$97,649	$—	$291,156

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$25,976	$—	$—	$25,976
U.S. government agency securities	24,375	30,273	—	54,648
U.S. corporate notes	34,695	—	—	34,695
U.S. commercial paper	—	97,221	—	97,221
Money market funds	91,805	—	—	91,805
Total	$176,851	$127,494	$—	$304,345

7. Convertible Subordinated Notes

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

The fair value of debt was estimated based on the quoted price of the instrument as of March 31, 2011. The carrying values and estimated fair values for the notes were as follows.

	March 31, 2011		December 31, 2010
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Convertible subordinated notes	$172,500	$194,232	$172,500	$202,391

8. Operating Leases

The Company leases its South San Francisco, California, facilities under a non-cancelable operating lease. Future minimum lease payments under this lease, exclusive of executory costs, at March 31, 2011, were as follows:

(in thousands)	Minimum Lease Commitments
Years ending December 31:
Remainder of 2011	$3,336
2012	5,429
2013	5,029
2014	4,859
2015	5,005
Thereafter	23,962
Total	$47,620

9. Commitments and Contingencies

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2011.

10. Stock-Based Compensation

Equity Incentive Plan

The 2004 Plan provides for the granting of stock options, stock appreciation rights, RSUs and RSAs to employees, officers, directors and consultants of the Company. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. On April 27, 2010, an amendment and restatement of the 2004 Plan was approved by the Company’s stockholders to, among other things, reserve additional shares of common stock for issuance thereunder. As of March 31, 2011, total shares remaining available for issuance under the 2004 Plan were 2,724,782.

Employee Stock Purchase Plan

As of March 31, 2011, a total of 1,475,000 shares of common stock were approved and authorized for issuance under the Employee Stock Purchase Plan (ESPP). Through March 31, 2011, the Company issued 1,344,552 shares under the ESPP at an average price of $9.52 per share. On April 27, 2011, the Company’s stockholders approved an amendment to the ESPP which increased the number of shares authorized for issuance under the ESPP from 1,475,000 to 2,025,000 shares.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Research and development	$3,132	$2,527
General and administrative	2,409	1,970
Total	$5,541	$4,497

The components of stock-based compensation expense included in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Employee stock options, RSUs and stock purchases	$4,588	$4,374
Non-employee options and RSUs	124	17
RSAs	829	106
Total	$5,541	$4,497

As of March 31, 2011, unrecognized compensation expense was as follows: $4.9 million related to unvested stock options; $25.6 million related to unvested RSUs; and $27.9 million related to unvested RSAs.

Compensation Awards

The Company granted the following compensation awards:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Number of Compensation Awards Granted	Weighted Average Exercise Price	Number of Compensation Awards Granted	Weighted Average Exercise Price
2004 Plan
Stock options	94,000	$22.12	—	$—
RSUs time-based	394,580	24.59	877,502	10.15
RSAs time-based	1,148,000	24.70	—	—
RSUs performance-contingent(1)	—	—	210,000	10.15
RSAs performance-contingent(2)	1,290,000	24.73	—	—

2008 Plan
Stock options	—	$—	110,000	$10.95

(1)               These performance-contingent RSUs awarded to senior management in 2010 have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones during 2010 and 2011, as well as a requirement for continued employment through early 2014. As of February 11, 2011, both performance milestones had been deemed achieved, and time-based vesting had commenced with respect to all of the performance-contingent RSU shares.

(2)               These performance-contingent RSAs granted to senior management in 2011 have dual triggers of vesting based upon the achievement of certain performance targets over a six-year timeframe from 2011-2016 and continued employment, both of which must be satisfied in order for the RSAs to vest. Expense associated with these RSAs would be recognized, if at all, during these years depending on the probability of meeting the performance conditions. The maximum potential expense associated with the RSAs could be up to approximately $31.9 million (allocated as $6.3 million for research and development expense and $25.6 million for general and administrative expense) if all of the performance targets are achieved on time. The likelihood of achieving all of the performance targets is considered to be remote. As of March 31, 2011, the Company had determined that none of the requisite performance conditions were probable and as a result, no compensation expense has been recognized. As the RSAs are dependent upon the achievement of certain performance targets, the expense associated with the RSAs may vary significantly from period to period.

Valuation Assumptions

The range of weighted average assumptions used to estimate the fair value of stock options granted was as follows:

	Three Months Ended March 31,
	2011	2010
Employee stock options
Risk-free interest rate	2.38%-2.46%	2.66%-2.75%
Expected life (in years)	6	6
Volatility	0.49	0.48
Dividend yield	—%	—%
Weighted average estimated fair value of stock options granted	$10.86	$5.34

Stockholders’ equity

For the three months ended March 31, 2011, approximately 969,000 shares were exercised at a weighted average exercise price of $8.83 per share for a total of $8.6 million.

11. Subsequent Event

On May 3, 2011, the Company and GSK entered into an agreement pursuant to which GSK agreed to purchase through an affiliate, in a private placement, 261,299 shares of the Company’s common stock for $25.60 per share pursuant to its rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended.

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

OVERVIEW

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. Our key programs include:  RELOVAIR™, LAMA/LABA (‘719/vilanterol (VI)) and MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), each partnered with GlaxoSmithKline plc, and our oral Peripheral Mu Opioid Receptor Antagonist (PµMA) program. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

Our net loss was $22.7 million for the three months ended March 31, 2011, compared with $22.5 million for the same period in 2010. Total operating expenses were $27.6 million for the three months ended March 31, 2011, compared with $26.8 million for the same period in 2010. Cash, cash equivalents and marketable securities totaled $293.8 million at March 31, 2011, a decrease of $15.8 million since December 31, 2010. The decrease was primarily due to cash used in operations, partially offset by net proceeds of $3.6 million received from our private placement of common stock to an affiliate of GlaxoSmithKline plc (GSK).

Programs

Respiratory Programs

Phase 3a Programs with RELOVAIR™

The Phase 3a programs with RELOVAIR™ in chronic obstructive pulmonary disease (COPD) and asthma are progressing and have now enrolled over 10,000 patients out of an expected 11,000 patients in total. RELOVAIR™ is an investigational once-daily medicine that combines fluticasone furoate (FF, an inhaled corticosteroid or ICS) and vilanterol (VI, a long-acting beta2 agonist or LABA) for the treatment of patients with COPD or asthma.

The Phase 3a pivotal program in COPD consists of five studies, including two 12-month exacerbation studies, two six-month efficacy and safety studies, and a detailed lung function profile study.

The Phase 3a asthma program consists of eight studies to determine the safety and efficacy of RELOVAIR™ in asthma patients who remain uncontrolled on current treatment. These studies include an exacerbation study, a 12-month safety study (which also supports the COPD program), a 12-week low-dose combination efficacy study, a 24-week high-dose combination efficacy study, a 24-week head-to-head study of RELOVAIR™ versus Advair®/Seretide®, a 24-week study of FF versus fluticasone propionate (FP), a 12-week study of VI versus salmeterol, and a hypothalamic-pituitary-adrenal (HPA) axis study.

Phase 3b Program with RELOVAIR™ in COPD

In early February 2011, we and GSK announced the start of a large Phase 3b outcomes study with RELOVAIR™ in COPD. This is a study of 16,000 patients to assess the potential for RELOVAIR™ to improve survival in patients with moderate COPD and a history of, or at risk for, cardiovascular disease. This Phase 3b study is an outcomes trial across 1,100 global sites and will run alongside the existing COPD program. The results are not required for the regulatory submission and will not form part of the initial New Drug Application (NDA)/Marketing Authorization Application (MAA).

The primary objective is to evaluate prospectively the effect of the combination (FF/VI, 100/25mcg) compared with placebo on patient survival. Secondary objectives will evaluate the effect of FF/VI compared with placebo on the rate of decline in lung function, as well as on cardiovascular endpoints including cardiovascular death, heart attacks and strokes.

This study will evaluate the clinical outcomes of patients receiving standard cardiovascular care (including cardiovascular medications) versus patients receiving FF/VI in addition to receiving standard cardiovascular care (including cardiovascular medications).

This is a four-arm, multicenter, randomized, double-blind, parallel-group study, with treatment administered once daily via a new dry powder inhaler. The total duration of the study will be determined by the number of events in the study, with each patient being treated for between 15 and 44 months based on current estimates.

In addition to the outcomes study, GSK recently initiated four Phase 3b studies. Three of these studies are 12-week studies that will evaluate the 24-hour pulmonary function profile of RELOVAIR™ once daily compared with Advair®/Seretide® twice daily in patients with COPD.  These studies are targeted to enroll approximately 500 patients per study. The fourth study is a 24-week study to evaluate the effect of RELOVAIR™ once daily on arterial wall stiffness compared with placebo and vilanterol in patients with COPD. The estimated enrollment for this study is 410 patients.

LAMA/LABA Combination (GSK573719/Vilanterol or ‘719/VI)

In early February 2011, we and GSK announced the initiation of the Phase 3 program for the once-daily LAMA/LABA dual bronchodilator ‘719/VI which will evaluate over 5,000 patients globally. ‘719/VI combines two bronchodilators currently under development - ‘719, a long-acting muscarinic antagonist (LAMA) and VI, a LABA. These molecules act through two mechanisms: antagonism of acetylcholine muscarinic receptors and agonism of beta2 adrenoreceptors. This investigational medicine will be administered using a new dry powder inhaler.

The LAMA/LABA Phase 3 program consists of seven studies which include a 52-week study to evaluate the long term safety and tolerability of ‘719 (125mcg) alone, as well as the combination ‘719/VI (125/25mcg), two large pivotal studies that will compare improvements in lung function between ‘719/VI, its components and placebo, two studies to compare the combination and its components to tiotropium and two studies to assess the effect of ‘719/VI on exercise endurance. The Phase 3 program will investigate two doses of ‘719 (125mcg and 62.5mcg) and ‘719/VI (125/25mcg and 62.5/25mcg). All seven studies have been initiated and are enrolling patients.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

In December 2010, we and GSK announced that the first patient had started treatment with GSK961081 (‘081) in a Phase 2b study in patients with moderate to severe COPD. ‘081 is a single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist (MABA) activities. The study is progressing and enrollment is in line with expectations. The primary objective of this study is to evaluate dose response, dose interval, efficacy, and safety of ‘081 by studying once-daily (QD) doses (100mcg, 400mcg, and 800mcg), twice-daily (BID) doses (100mcg, 200mcg, and 400mcg), the active comparator salmeterol (50mcg BID) and placebo over a 28-day period. The overall aim of this Phase 2b study is to evaluate the safety and efficacy of ‘081 administered both once daily and twice daily over a 28-day period to allow the selection of a well-tolerated and efficacious dose and dosing interval.

Central Nervous System (CNS)/Pain Program

Oral Peripheral Mu Opioid Receptor Antagonist (PµMA) — TD-1211

The PµMA program in opioid-induced constipation (OIC) is progressing. TD-1211 is an investigational once-daily, orally-administered, peripherally selective, multivalent inhibitor of the mu opioid receptor designed to alleviate gastrointestinal side effects of opioid therapy without affecting analgesia. We intend to initiate a Phase 2 dose-optimization study of TD-1211 around mid-year.

Collaboration Arrangements

LABA collaboration with GSK

In November 2002, we entered into our LABA collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. For the treatment of COPD, the collaboration is developing combination products, RELOVAIR™ and the LAMA/LABA ‘719/VI. For the treatment of asthma, the collaboration is developing RELOVAIR™. RELOVAIR™ is an investigational once-daily combination medicine consisting of a LABA, VI, previously referred to as GW642444 or ‘444, and an ICS, FF. The LAMA/LABA ‘719/VI is an investigational once-daily combination medicine consisting of the LAMA ‘719, and the LABA, VI. The Phase 3 program with RELOVAIR™ is aimed at developing a next generation respiratory product to succeed GSK’s Advair®/Seretide® (salmeterol and fluticasone as a combination) franchise, which had reported 2010 sales of approximately $7.97 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which had reported 2010 sales of approximately $2.75 billion. ‘719/VI, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2010 sales of approximately $3.8 billion.

The current lead product candidates in the LABA collaboration, VI and FF, were discovered by GSK. In the event that VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. If the results of the Phase 3 studies with RELOVAIR™ are positive, a portion of these potential milestone payments could be payable to GSK within the next two years. We are entitled to annual royalties from GSK of 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as ‘719/VI, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine would be applicable.

In connection with the LABA collaboration, in 2002, we sold to an affiliate of GSK shares of our Series E preferred stock for an aggregate purchase price of $40.0 million.

Strategic Alliance with GSK

In March 2004, we entered into our strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from all of our full drug discovery programs initiated prior to September 1, 2007, on pre-determined terms and on an exclusive, worldwide basis. Pursuant to the terms of the strategic alliance agreement, we initiated three new full discovery programs between May 2004 and August 2007. These three programs are (i) our PµMA program for opioid-induced constipation, (ii) our AT1 Receptor-Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (iii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. GSK still has the right to license the ARNI and MARIN programs, and must exercise this right no later than sixty days subsequent to the final delivery to GSK of all material, data and supporting documentation relating to achievement of clinical proof-of-concept of the first product candidate in the applicable program. For these programs, “proof-of-concept” is generally defined as the successful completion of a Phase 2a clinical study showing efficacy and tolerability. Under the terms of the strategic alliance agreement, GSK has only one opportunity to license each of our programs.

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

In May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million and, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for an aggregate purchase price of $6.9 million. In addition, GSK purchased through an affiliate in a private placement 5,750,000 shares of our common stock for an aggregate purchase price of $129.4 million on November 29, 2010. On February 24, 2011, GSK purchased through an affiliate 152,278 shares of our common stock from us for an aggregate purchase price of $3.6 million pursuant to its rights under our governance agreement with GSK dated June 4, 2004, as amended.

Revenue recognized through amortization of the deferred upfront fees and milestone payments from GSK under the LABA collaboration and strategic alliance agreement was as follows:

	Three Months Ended March 31,
(in millions)	2011	2010
GSK Collaborations
LABA/RELOVAIR™ collaboration	$1.3	$1.3
Strategic alliance agreement	0.7	0.7
Strategic alliance—MABA license	0.5	0.5
Total	$2.5	$2.5

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

Under this arrangement, we are responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin and Astellas is responsible for substantially all other costs associated with commercialization of telavancin. We are entitled to receive royalties from Astellas on global net sales of VIBATIV™ that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. The U.S. Food and Drug Administration (FDA) has approved VIBATIV™ for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria including both methicillin-resistant (MRSA) and methicillin-susceptible (MSSA) strains of Staphylococcus aureus in adult patients. VIBATIV™ is also approved in Canada for the treatment of cSSSI in adult patients and telavancin is under review by the European Medicines Agency (EMA) for the treatment of nosocomial pneumonia (NP) and complicated skin and soft tissue infections (cSSTI) in adults.

Through March 31, 2011, we have received $191.0 million in upfront, milestone and other fees from Astellas. We recorded these payments as deferred revenue and are amortizing them ratably over our estimated period of performance (development and commercialization period). Revenue recognized under this collaboration agreement was as follows:

	Three Months Ended March 31,
(in millions)	2011	2010
Amortization of deferred revenue	$3.2	$3.2
Royalties from net sales of VIBATIV™	0.6	—
Total net revenue	$3.8	$3.2

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the three months ended March 31, 2011 compared to those discussed in our 2010 Annual Report on Form 10-K filed on February 28, 2011.

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2011	2010	$	%
Revenue	$6.3	$5.7	$0.6	11%

From GSK, we recognize revenue from the amortization of upfront fees and milestone payments related to our LABA collaboration and strategic alliance agreements. From Astellas, we recognize revenue from the amortization of upfront and milestone payments related to our telavancin collaboration, royalties from net sales of VIBATIV™ and the impact of VIBATIV™ inventory transfers or dispositions. Revenue increased to $6.3 million for the three months ended March 31, 2011, compared with $5.7 million for the same period in 2010. The increase in the first quarter of 2011 was primarily due to $0.6 million of royalty revenue earned from VIBATIV™ net sales of $3.5 million, compared to royalty revenues in the same period of 2010, which were immaterial.

Upfront fees and milestone payments are amortized ratably over the estimated period of performance (the product development period). Upfront fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements and from Astellas under the telavancin collaboration were as follows:

	Through March 31, 2011
(in millions)	Upfront and Other Fees	Milestone Payments	Total
GSK Collaborations
LABA/RELOVAIR™ collaboration(1)	$10.0	$50.0	$60.0
Strategic alliance agreement	20.0	—	20.0
Strategic alliance—LAMA license(2)	5.0	3.0	8.0
Strategic alliance—MABA license	5.0	13.0	18.0
Astellas License agreement	70.0	121.0	191.0
Total	$110.0	$187.0	$297.0

(1)               We do not currently expect to be eligible for any additional milestones under this collaboration.

(2)               In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. In 2009, GSK returned the program to us.

Upfront fees and milestone payments received from GSK and Astellas have been deferred and are being amortized ratably into revenue over the applicable estimated performance period with end dates ranging between 2011 and 2021. Future revenue will include the ongoing amortization of upfront and milestone payments earned, royalties from Astellas on net sales of VIBATIV™ and proceeds from Astellas for transfers of inventory offset by our cost of inventory no longer realizable. We periodically review and, if necessary, revise the estimated performance periods of our contracts.

Research & Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change(1)
(in millions, except percentages)	2011	2010	$	%
Employee-related	$8.3	$8.0	$0.3	4%
External research and development	3.2	4.2	(1.0)	(24)%
Stock-based compensation	3.1	2.5	0.6	24%
Facilities, depreciation and other allocated	5.9	5.7	0.2	4%
Total research and development expenses	$20.5	$20.4	$0.1	—%

(1)               A change from prior year that is less than 1% will be indicated as —%.

Research and development expense increased to $20.5 million for the three months ended March 31, 2011, compared with $20.4 million for the same period in 2010. The increase in the first quarter of 2011 was primarily due to higher employee and facilities related expenses, partially offset by lower external expenses. Total external research and development expense was $3.2 million during the first quarter of 2011 compared with $4.2 million for the same period in 2010. Total research and development stock-based compensation expense for the first quarter of 2011 was $3.1 million compared with $2.5 million for the same period in 2010.

During the first quarter of 2011, we granted special long-term retention and incentive equity awards to executive officers and certain employees and cash bonus awards to certain employees. The vesting of these awards is tied to the achievement of certain performance targets over a six-year timeframe from 2011 through December 31, 2016 and continued employment, both of which must be satisfied in order for vesting to occur. The maximum potential expense for research and development associated with this program is $6.3 million related to stock-compensation expense and $35.4 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. As of March 31, 2011, we determined that no requisite performance conditions were probable and as a result, no compensation expense has been recognized. The likelihood of achieving all of the performance targets is considered to be remote.

Research and development expenses for 2011 are expected to be higher compared to 2010. Research and development expenses in 2011 will be driven largely by employee related expenses, costs associated with our continued development efforts in our oral Peripheral Mu Opioid Receptor Antagonist, or PµMA, program for opioid-induced constipation with TD-1211, our MonoAmine Reuptake Inhibitor, or MARIN, program for chronic pain with TD-9855, and costs associated with our earlier stage clinical programs and new drug discovery programs. We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2011	2010	$	%
General and administrative	$7.2	$6.5	$0.7	11%

General and administrative expense increased to $7.2 million for the three months ended March 31, 2011, compared with $6.5 million for the same period in 2010. The increase in the first quarter of 2011 was primarily due to higher employee-related expenses partially offset by lower external costs. Total general and administrative stock-based compensation expense for the first quarter of 2011 was $2.5 million compared with $2.0 million for the same period in 2010.

During the first quarter of 2011, we granted special long-term retention and incentive equity awards to executive officers and certain employees and cash bonus awards to certain employees. The vesting of these awards is tied to the achievement of certain performance targets over a six-year timeframe from 2011 through December 31, 2016 and continued employment, both of which must be satisfied in order for the vesting to occur. The maximum potential expense for general and administrative associated with this program is $25.6 million related to stock-compensation expense and $4.4 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. As of March 31, 2011, we determined that no requisite performance conditions were probable and as a result, no compensation expense has been recognized. The likelihood of achieving all of the performance targets is considered to be remote.

We anticipate general and administrative expenses for the remaining quarters of 2011 to be at similar quarterly levels to the first quarter of the year.

Interest income

Interest income, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2011	2010	$	%
Interest income	$0.1	$0.1	$—	—%

Interest income remained flat the three months ended March 31, 2011, compared with the same period in 2010.

Interest expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2011	2010	$	%
Interest expense	$1.5	$1.5	$—	—%

Interest expense is primarily comprised of interest expense and amortization of debt issuance costs from our convertible subordinated notes issued in January 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration arrangements. As of March 31, 2011, we had $293.8 million in cash, cash equivalents and marketable securities, excluding $0.9 million in restricted cash that was pledged as collateral for certain of our leases.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(in millions)	2011	2010
Net cash used in operating activities	$(25.9)	$(23.6)
Net cash used in investing activities	$(1.2)	$(8.0)
Net cash provided by financing activities	$11.7	$94.0

Cash used in operations increased $2.3 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to higher uses of cash for operating liabilities.

Cash used in investing activities decreased $6.8 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily resulting from  investing the net proceeds of our public offering of common stock that closed in March 2010.

Cash provided by financing activities decreased $82.3 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to net proceeds of $93.5 million received from our public offering of common stock that closed in March 2010.

Off Balance-Sheet Arrangements

We lease various real properties under an operating lease that generally requires us to pay taxes, insurance, maintenance, and minimum lease payments. This lease has options to renew.

We have not entered into any off-balance sheet financial arrangements and have not established any structured finance or special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations and Commercial Commitments

During the first three months of 2011, there have been no significant changes in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2011.

Pursuant to our LABA collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products were launched in multiple regions of the world. The current lead LABA, VI, was discovered by GSK. If the results of the Phase 3 studies with RELOVAIR™ are positive, a portion of these potential milestone payments could be payable to GSK within the next two years. We have not recognized any liabilities relating to these agreements as of March 31, 2011.

RECENT ACCOUNTING UPDATES

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition—Milestone Method” an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition”. The update provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. We elected to adopt the milestone method of revenue recognition on a prospective basis effective January 1, 2011. The election of the milestone method did not have a material impact on our condensed consolidated financial statements. However, the election will result in different accounting treatment for future substantive milestones earned after the date of this adoption. Non-substantive milestones will continue to be recognized over the remaining performance period.

Under the 2004 Strategic Alliance with GSK, the total upfront and milestone payments that we could receive in any given program that GSK licenses range from $130.0 million to $162.0 million for programs with single-agent medicines and up to $252.0 million for programs with both a single-agent and a combination medicine.  GSK licensed the MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist) program in 2005, and we have received $18.0 million in upfront and milestone payments through March 31, 2011. In addition, GSK still has the right to license our AT1 Receptor-Neprilysin Inhibitor (ARNI) and MonoAmine Reuptake Inhibitor (MARIN) programs.  The eligible milestones related to the MABA program and any future milestones that may be earned if GSK exercises its right to license either ARNI or MARIN are not deemed substantive due to fact the that the outcome predominantely relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program.

Under the 2005 License, Development and Commercialization Agreement with Astellas, we are eligible to receive up to an additional $30.0 million in milestone payments.  We have deemed $10.0 million of the remaining potential milestone payments to be substantive as we are responsible for substantially all activities to develop and obtain U.S. regulatory approval for telavancin for the treatment of nosocomial pneumonia. The remaining eligible milestone payments of $20.0 million are not deemed substantive due to the fact that pursuing regulatory approval of telavancin in the regions of the world outside of the U.S. is predominantly the responsibility of Astellas.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, an update to ASC Topic 605, “Revenue Recognition”. The update requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence or other third party evidence of the selling price. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all periods presented. We elected to adopt this update on a prospective basis effective January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements. However, the election may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to previous and existing collaboration arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the first three months of 2011, there have been no significant changes in our market risk or how our market risk is managed, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

•                  safety or other concerns arising from ongoing preclinical or clinical studies in this program, including, without limitation, the COPD outcomes study initiated in February 2011;

•                  safety or other concerns arising from the long-acting muscarinic antagonist (LAMA)/long-acting beta2 agonist (LABA) Phase 3 program having to do with the LABA vilanterol, or VI, which is also a component of RELOVAIR™;

•                  the Phase 3a program in asthma or the Phase 3 program in COPD raising safety concerns or not demonstrating efficacy; or

•                  any change in FDA policy or guidance regarding the use of long-acting beta2 agonists (LABAs) to treat asthma.

On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA will now require that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, on March 10 and 11, 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it is requiring the manufacturers of currently marketed LABAs to conduct additional randomized, double-blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. These post-marketing studies are to begin in 2011 with results expected in 2017. It is unknown at this time what, if any, effect these or future FDA actions will have on the development of the RELOVAIR™ program. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in increased time and cost of the asthma clinical trials in the United States for RELOVAIR™ and increase the overall risk of the RELOVAIR™ asthma program in the United States.

If the ‘719/VI Phase 3 program for the treatment of COPD does not demonstrate safety and efficacy, the ‘719/VI program will be significantly delayed or terminated, our business will be harmed, and the price of our securities could fall.

The ‘719/VI Phase 3 program with the combination of the LABA, VI, and the LAMA GSK573719, or ‘719, for the treatment of COPD commenced in February 2011. Any adverse developments or results or perceived adverse developments or results with respect to the ‘719/VI program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  the FDA determining that additional clinical studies are required with respect to the Phase 3 program in COPD;

•                  inability to gain, or delay in gaining, regulatory approval for the new delivery device used in the program;

•                  safety or other concerns arising from ongoing preclinical or clinical studies in this program;

•                  safety or other concerns arising from the RELOVAIR™ Phase 3 program having to do with the LABA, VI, which is also a component of ‘719/VI;

•                  the Phase 3 program in COPD raising safety concerns or not demonstrating efficacy; or

•                  any change in FDA policy or guidance regarding the use of LABAs combined with a LAMA to treat COPD.

If the MABA program for the treatment of COPD does not demonstrate safety and efficacy, the MABA program will be significantly delayed or terminated, our business will be harmed, and the price of our securities could fall.

The lead compound, GSK961081 (‘081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK is currently being evaluated in a Phase2b study and a number of non-clinical studies. Any adverse developments or results or perceived adverse developments or results with respect to these studies will harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  the FDA determining that any of these studies do not demonstrate adequate safety or efficacy, or that additional non-clinical or earlier stage clinical studies are required with respect to the MABA program;

•                  inability to gain, or delay in gaining, regulatory approval for the new delivery device used in the program;

•                  safety or other concerns arising from ongoing non-clinical studies in this program;

•                  the Phase 2b clinical study raising safety concerns or not demonstrating efficacy; or

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

The commencement and completion of clinical studies for our product candidates may be delayed and programs may be terminated due to many factors, including, but not limited to:

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

•                  the experiences of physicians, patients and payors with the use of VIBATIV™ in the U.S.;

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

Even if our product candidates receive regulatory approval, as VIBATIV™ has, commercialization of such products may be adversely affected by regulatory actions and oversight.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. Our first approved product, VIBATIV™, was launched by our partner Astellas in the U.S. in November 2009, and to date we have received modest royalty revenues. From the commercial launch through March 31, 2011, Astellas recorded VIBATIV™ net sales of $14 million. We recognize royalty revenue from Astellas in the period the royalties are earned based on net sales of VIBATIV™ by Astellas as reported to us by Astellas. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of March 31, 2011, we had an accumulated deficit of approximately $1.2 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone and royalty forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. Though we have no current intention to do so, if we were to conduct additional studies to support the telavancin NP NDA and we were required to fund such studies, our capital needs could increase substantially. We intend to continue clinical development of the lead compounds in our PµMA and MARIN programs, and anticipate initiating additional Phase 2 and Phase 2b studies for PµMA and additional Phase 1 studies and a Phase 2 study for MARIN. We also intend to conduct a number of other preclinical and clinical studies in other programs. In addition, under our LABA collaboration with GSK, in the event that vilanterol (VI), which is the current lead LABA product candidate in the RELOVAIR™ and LAMA/LABA (‘719/VI) programs and which was discovered by GSK, is approved and launched in multiple regions of the world as both a single agent and a combination product or two different combination products, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million and we would not be entitled to receive any further milestone payments from GSK. Future financing to meet our capital needs may not be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make additional reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnership with them, we will be unable to develop our partnered product candidates as planned.

We entered into our LABA collaboration agreement with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our telavancin development and commercialization agreement with Astellas in November 2005. In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of any product candidates in the RELOVAIR™, LAMA/LABA (‘719/VI) and MABA programs. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and commercial launch. In connection with our license, development and commercialization agreement with Astellas, Astellas is responsible for the commercialization of VIBATIV™ and any royalties to us from net sales of VIBATIV™ will depend upon Astellas’ ability to commercialize the medicine.

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

If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. For example, under the terms of our telavancin license, development and commercialization agreement, Astellas has the right to terminate the agreement since VIBATIV™ was not approved by December 31, 2008. If Astellas chooses to terminate the agreement, the further commercialization of VIBATIV™ would be delayed, our business could be harmed and the price of our securities could fall.

In addition, while our strategic alliance with GSK sets forth pre-agreed upfront payments, development obligations, milestone payments and royalty rates under which GSK may obtain exclusive rights to develop and commercialize certain of our product candidates, GSK may in the future seek to negotiate more favorable terms on a project-by-project basis. To date, GSK has licensed our LAMA program and our MABA program under the terms of the strategic alliance agreement and has chosen not to license our antibacterial, anesthesia, 5-HT4 and PµMA programs. In February 2009, GSK returned the LAMA program to us because the formulation of the lead product candidate was incompatible with GSK’s proprietary inhaler device. There can be no assurance that GSK will license any other development program under the terms of the strategic alliance agreement, or at all. GSK’s failure to license our development programs, or its return of programs to us, could adversely affect the perceived prospects of the product candidates that are the subject of these development programs, which could negatively affect both our ability to enter into collaborations for these product candidates with third parties and the price of our securities.

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

As of April 28, 2011, GSK beneficially owned approximately 18.2% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our AT1 Receptor-Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (ii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. Because GSK is not required to decide whether to license each development program until after we have taken the lead compound in the program through a successful Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected which could cause the price of our securities to fall.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

We have active collaborations with GSK for the RELOVAIR™, LAMA/LABA (‘719/VI) and MABA programs and with Astellas for telavancin, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108, our lead compound in the 5-HT4 program, TD-1792, our investigational antibiotic, and TD-1211, the lead compound in our PµMA program for opioid-induced constipation, has successfully completed a Phase 2 proof-of-concept study, and TD-4208, our LAMA compound that GSK returned to us in February 2009 under the terms of the strategic alliance agreement, has completed a single-dose Phase 1 study. We currently intend to seek third parties with which to pursue collaboration arrangements for the development and commercialization of these compounds. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current uncertain economy, which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates which may cause our stock price to decline.

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

Generally, our strategy is to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. If we receive regulatory approval to commence commercial sales of any of our product candidates that are not covered by our current agreements with GSK, Astellas or AstraZeneca, we will need a partner in order to commercialize such products unless we establish a sales and marketing organization with appropriate technical expertise and supporting distribution capability. At present, we have no sales personnel and a limited number of marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

•                  our unproven ability to recruit and retain adequate numbers of effective sales and marketing personnel;

•                  the unproven ability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

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

As of April 28, 2011, GSK beneficially owned approximately 18.2% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

If pursuant to the provision described above GSK’s ownership of us becomes greater than 50.1%, then on or prior to September 1, 2012 GSK is allowed to make an offer to our stockholders to merge with us or otherwise acquire outstanding voting stock that would bring GSK’s percentage ownership of our voting stock to 100%, provided that;

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

Furthermore, if pursuant to the provision described above GSK’s ownership of us is greater than 50.1%, then after September 1, 2012, GSK is allowed to make an offer to our stockholders to acquire outstanding voting stock that would bring GSK’s percentage ownership of our voting stock to 100%, provided that;

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2011, we owned 240 issued United States patents and 776 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

If the efforts of our partner, GSK, to protect the proprietary nature of the intellectual property related to the assets in the LABA collaboration, including RELOVAIR™ and LAMA/LABA (‘719/VI), are not adequate, the future commercialization of any medicines resulting from the LABA collaboration could be delayed or prevented, which would materially harm our business and could cause the price of our securities to fall.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, in particular during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                  any adverse developments or results or perceived adverse developments or results with respect to the RELOVAIR™ program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for the RELOVAIR™ program, delays in completing the various Phase 3 studies or any indication from the various studies in the RELOVAIR™ program that RELOVAIR™ is not safe or efficacious;

•                  any adverse developments or results or perceived adverse developments or results with respect to the LAMA/LABA (‘719/VI) program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for the ‘719/VI program, delays in completing the Phase 3 studies or any indication from the various studies in the ‘719/VI program that ‘719/VI is not safe or efficacious;

•                  any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including, without limitation, any indication from the Phase 2b and other clinical and preclinical studies of ‘081 that the compound is not safe or efficacious;

•                  any adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV™, including, without limitation, any failure to meet market expectations with respect to the timing and volume of sales of VIBATIV™;

•                  any adverse developments or perceived adverse developments with respect to regulatory matters concerning telavancin in any foreign jurisdiction, in particular the European Medicines Agency’s review of the MAA, about which we anticipate additional information during the first half of 2011;

•                  any further adverse developments or perceived adverse developments with respect to our telavancin NP NDA, which the FDA has determined cannot be approved without data from additional clinical studies;

•                  any adverse developments or perceived adverse developments in the field of LABAs, including any change in FDA policy or guidance (such as the pronouncement in February 2010 warning that LABAs should not be used alone in the treatment of asthma and related labeling requirements, the impact of the March 2010 FDA Advisory Committee discussing LABA clinical trial design to evaluate serious asthma outcomes or the FDA’s April 2011 announcement that manufacturers of currently marketed LABAs conduct additional clinical studies comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone);

•                  announcements regarding GSK’s decisions whether or not to license any of our development programs or to return to us any previously licensed program, such as its decision in late 2010 not to license our PµMA program;

•                  GSK’s decisions whether or not to purchase from us, on a quarterly basis, sufficient shares of common stock to maintain its ownership percentage taking into account our preceding quarter’s option exercise and equity vesting activity;

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

•                  any adverse developments or perceived adverse developments with respect to our relationship with GSK, including, without limitation, disagreements that may arise between us and GSK concerning the public announcement of data (both timing and content) from the RELOVAIR™ and ‘719/VI Phase 3 programs;

•                  any adverse developments or perceived adverse developments with respect to our relationship with Astellas, including, without limitation, disagreements that may arise between us and Astellas concerning regulatory strategy or further development of telavancin, or Astellas’ termination of our telavancin license, development and commercialization agreement;

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

•                  relative illiquidity in the public market for our common stock (our six largest stockholders other than GSK collectively owned approximately 47.9% of our outstanding capital stock as of April 28, 2011); and

•                  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of April 28, 2011, GSK beneficially owned approximately 18.2% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.8% of our outstanding capital stock. Based on our review of publicly available filings as of April 28, 2011, our six largest stockholders other than GSK collectively owned approximately 47.9% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2011, we completed the sale of 152,278 shares of our common stock to an affiliate of GSK at a price of $23.70 per share, resulting in aggregate gross proceeds of $3.6 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no finders’ fees were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.4	Employee Stock Purchase Plan, as amended by the compensation committee of the board of directors February 11, 2011 and approved by stockholders April 27, 2011
10.48	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (form in effect from February 2011)
10.49	Form of Time-Based Vesting Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect from February 2011)
10.50	Form of Time-Based Vesting Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect for Section 16 officers from February 2011)
10.51	Form of Performance-Contingent Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan
10.52	Form of Performance Cash Award Agreement under 2004 Equity Incentive Plan
10.53	Form of Common Stock Purchase Agreement among the registrant, Glaxo Group Limited and GlaxoSmithKline LLC
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

May 4, 2011	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

May 4, 2011	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.4	Employee Stock Purchase Plan, as amended by the compensation committee of the board of directors February 11, 2011 and approved by stockholders April 27, 2011
10.48	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (form in effect from February 2011)
10.49	Form of Time-Based Vesting Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect from February 2011)
10.50	Form of Time-Based Vesting Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect for Section 16 officers from February 2011)
10.51	Form of Performance-Contingent Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan
10.52	Form of Performance Cash Award Agreement under 2004 Equity Incentive Plan
10.53	Form of Common Stock Purchase Agreement among the registrant, Glaxo Group Limited and GlaxoSmithKline LLC
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350