Form 10-Q
period 2011-06-30
THERAVANCE INC
filed 2011-08-03
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of registrant’s common stock outstanding on July 27, 2011 was 84,766,987

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$90,658	$163,333
Marketable securities	193,229	146,301
Accounts receivable from related party	32	194
Notes receivable	200	531
Prepaid expenses and other current assets	4,506	5,995
Total current assets	288,625	316,354

Restricted cash	893	893
Property and equipment, net	10,334	10,215
Notes receivable	340	400
Other assets	2,928	3,340
Total assets	$303,120	$331,202

Liabilities and stockholders’ net capital deficiency
Current liabilities:
Accounts payable	$2,165	$2,128
Accrued personnel-related expenses	5,154	8,617
Accrued clinical and development expenses	2,850	2,801
Accrued interest on convertible subordinated notes	2,372	2,372
Other current liabilities	1,935	2,008
Note payable and capital lease, current	162	206
Deferred revenue, current	20,553	21,922
Total current liabilities	35,191	40,054

Convertible subordinated notes	172,500	172,500
Deferred rent, non-current	5,518	3,574
Note payable and capital lease, non-current	—	69
Deferred revenue	127,393	137,425

Commitments and contingencies (Notes 4, 8 and 9)

Stockholders’ net capital deficiency:
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 75,365 at June 30, 2011 and 70,950 at December 31, 2010	754	710
Class A common stock, $0.01 par value; authorized: 30,000 shares; outstanding: 9,402 at June 30, 2011 and December 31, 2010	94	94
Additional paid-in capital	1,210,006	1,177,359
Accumulated other comprehensive income (loss)	(8)	33
Accumulated deficit	(1,248,328)	(1,200,616)
Total stockholders’ net capital deficiency	(37,482)	(22,420)
Total liabilities and stockholders’ net capital deficiency	$303,120	$331,202

*                    Condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue (including amounts from a related party of $2,456 for the three months ended June 30, 2011 and 2010, and $4,913 for the six months ended June 30, 2011 and 2010)	$6,389	$6,264	$12,719	$11,979

Operating expenses:
Research and development	22,798	18,705	43,262	39,057
General and administrative	7,248	6,991	14,417	13,467
Total operating expenses	30,046	25,696	57,679	52,524

Loss from operations	(23,657)	(19,432)	(44,960)	(40,545)

Interest income	118	134	263	229
Interest expense	(1,506)	(1,508)	(3,015)	(3,025)
Net loss	$(25,045)	$(20,806)	$(47,712)	$(43,341)
Basic and diluted net loss per share	$(0.31)	$(0.28)	$(0.59)	$(0.63)

Shares used in computing basic and diluted net loss per share	81,811	73,282	81,415	69,124

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(47,712)	$(43,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,407	3,137
Stock-based compensation	11,134	9,820
Forgiveness of notes receivable	1	4
Changes in operating assets and liabilities:
Receivables	(53)	(159)
Prepaid expenses and other current assets	1,717	1,364
Accounts payable	813	(283)
Accrued personnel-related expenses, accrued clinical and development expenses, accrued interest on convertible subordinated notes and other current liabilities	(3,488)	(1,571)
Deferred rent	1,932	931
Deferred revenue	(11,401)	(10,400)
Other liabilities, non-current	—	(389)
Net cash used in operating activities	(43,650)	(40,887)

Cash flows from investing activities
Purchases of property and equipment	(2,763)	(133)
Purchases of marketable securities	(176,322)	(103,861)
Sales of marketable securities	8,750	—
Maturities of marketable securities	119,476	70,000
Release of restricted cash	—	417
Additions to notes receivable	(140)	—
Payments received on notes receivable	530	110
Net cash used in investing activities	(50,469)	(33,467)

Cash flows from financing activities
Payments on note payable and capital lease	(113)	(89)
Proceeds from issuances of common stock, net	21,557	96,620
Net cash provided by financing activities	21,444	96,531

Net increase (decrease) in cash and cash equivalents	(72,675)	22,177
Cash and cash equivalents at beginning of period	163,333	47,544
Cash and cash equivalents at end of period	$90,658	$69,721

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

Inventory

Inventory is stated at the lower of cost or market value and is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets. Inventory is comprised of VIBATIV® active pharmaceutical ingredient. Inventory was $0.5 million at June 30, 2011 and $1.7 million at December 31, 2010. During the three months ended June 30, 2011, Astellas Pharma Inc. (Astellas) purchased $1.2 million of VIBATIV® inventory from the Company at cost. If Astellas decides not to purchase some or any of the remaining VIBATIV® inventory, the Company will be required to expense a portion of, or the entire remaining, capitalized inventory.

Research and Development Costs

Research and development costs are expensed in the period that services are rendered or goods are received. Research and development costs consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain research and development activities on behalf of the Company, net of certain external research costs reimbursed by GlaxoSmithKline plc (GSK) and Astellas.

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

The Company uses the Black-Scholes valuation model for stock-based payment awards granted. The Company’s determination of the fair value of stock-based payment awards on the grant date using the Black-Scholes option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. The Company used the “simplified” method as described in Staff Accounting Bulletin No. 107 for the expected option term. Beginning April 1, 2011, the Company used its historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, the Company used peer company price volatility to estimate expected stock price volatility due to the Company’s limited historical common stock price volatility since its initial public offering in 2004.

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

Recent Accounting Updates

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income” an update to Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income”. The amendments of this update require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retroactively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update will be effective for the Company January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method” an update to ASC Topic 605, “Revenue Recognition”. The amendments of this update provide guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. The Company elected to adopt the milestone method of revenue recognition on a prospective basis effective January 1, 2011. The election of the milestone method did not have a material impact on the Company’s condensed consolidated financial statements. However, the election will result in different accounting treatment for future substantive milestones earned after the date of this adoption. Non-substantive milestones will continue to be recognized over the remaining performance period.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, an update to ASC Topic 605, “Revenue Recognition”. The amendments of this update require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence or other third party evidence of the selling price. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all periods presented. The Company elected to adopt this update on a prospective basis effective January 1, 2011. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements. However, the election may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to previous and existing collaboration arrangements.

2.  Net Loss per Share

Basic net loss per share (basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during the period, less RSAs subject to forfeiture. Diluted net loss per share (diluted EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during the period, less RSAs subject to forfeiture, plus dilutive potential common shares. Diluted EPS is identical to basic EPS for all periods presented since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

Weighted Average Shares Outstanding

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2011	2010	2011	2010

Net loss	$(25,045)	$(20,806)	$(47,712)	$(43,341)

Weighted average shares of common stock outstanding	84,263	73,339	83,867	69,181
Less: unvested RSAs	(2,452)	(57)	(2,452)	(57)
Weighted average shares used in computing basic and diluted net loss per common share	81,811	73,282	81,415	69,124
Basic and diluted net loss per common share	$(0.31)	$(0.28)	$(0.59)	$(0.63)

Anti-dilutive securities

Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because their effect would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Shares issuable upon the exercise of stock options	4,500	6,191	4,663	6,016
Shares issuable under RSUs and RSAs	944	770	929	881
Shares issuable upon the conversion of convertible debt	6,668	6,668	6,668	6,668
Total anti-dilutive securities	12,112	13,629	12,260	13,565

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in other comprehensive loss, which consists of unrealized gains and losses on the Company’s marketable securities. Comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net loss	$(25,045)	$(20,806)	$(47,712)	$(43,341)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(36)	(8)	(41)	(61)
Comprehensive loss	$(25,081)	$(20,814)	$(47,753)	$(42,402)

4.  Collaboration Arrangements

LABA collaboration with GSK

In November 2002, the Company entered into its long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration is developing combination products, RELOVAIR™ and the LAMA/LABA (GSK573719/vilanterol or ‘719/VI). For the treatment of asthma, the collaboration is developing RELOVAIR™. RELOVAIR™ is an investigational once-daily combination medicine consisting of a LABA, VI, previously referred to as GW642444 or ‘444, and an inhaled corticosteroid (ICS), fluticasone furoate (FF). The LAMA/LABA, ‘719/VI, is an investigational once-daily combination medicine consisting of the long-acting muscarinic antagonist (LAMA) ‘719, and the LABA, VI.

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

In May 2004, GSK purchased through an affiliate 6,387,096 shares of the Company’s Class A common stock for an aggregate purchase price of $108.9 million and, upon the closing of the Company’s initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for an aggregate purchase price of $6.9 million. In addition, GSK purchased through an affiliate in a private placement 5,750,000 shares of the Company’s common stock for an aggregate purchase price of $129.4 million on November 29, 2010. On February 24, 2011 and May 3, 2011, GSK purchased through an affiliate 152,278 shares and 261,299 shares, respectively, of the Company’s common stock from the Company for an aggregate purchase price of $3.6 million and $6.7 million, respectively, pursuant to its rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended.

GSK Upfront Fees, Milestone Payments and Revenue

Upfront fees and certain milestone payments have been deferred and are being amortized ratably into revenue over the estimated period of performance (the product development period). Upfront fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements were as follows:

	Through June 30, 2011
(in thousands)	Upfront Fees	Milestone Payments	Total
GSK Collaborations
LABA/RELOVAIR™ collaboration(1)	$10,000	$50,000	$60,000
Strategic alliance agreement	20,000	—	20,000
Strategic alliance—LAMA license(2)	5,000	3,000	8,000
Strategic alliance—MABA license	5,000	13,000	18,000
Total	$40,000	$66,000	$106,000

(1)               The Company does not currently expect to be eligible for any additional milestones under this collaboration.

(2)               In August 2004, GSK exercised its right to license the Company’s LAMA program pursuant to the terms of the strategic alliance. In 2009, GSK returned the program to the Company.

The eligible milestones related to the MABA program and any future milestones that may be earned if GSK exercises its right to license either ARNI or MARIN are not deemed substantive due to the fact that the outcome predominantly relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program.

Revenue recognized through amortization of the deferred upfront fees and milestone payments from GSK under the LABA collaboration and strategic alliance agreement was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
GSK Collaborations
LABA/ RELOVAIR™ collaboration	$1,270	$1,270	$2,540	$2,540
Strategic alliance agreement	684	684	1,369	1,369
Strategic alliance—MABA license	502	502	1,004	1,004
Total	$2,456	$2,456	$4,913	$4,913

License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Under this arrangement, the Company is responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin and Astellas is responsible for substantially all other costs associated with commercialization of telavancin. The Company is entitled to receive royalties from Astellas on global net sales of VIBATIV® that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume.

Through June 30, 2011, the Company had received $191.0 million in upfront, milestone and other fees from Astellas. The Company recorded these payments as deferred revenue and is amortizing them ratably over its estimated period of performance (development and commercialization period). The Company is eligible to receive up to an additional $15.0 million in milestone payments. The Company has deemed $10.0 million of the remaining potential milestone payments to be substantive as the Company is responsible for substantially all activities to develop and obtain U.S. regulatory approval for telavancin for the treatment of nosocomial pneumonia. However, the Company’s management believes the likelihood of achieving this milestone is low. The remaining eligible milestone payment of $5.0 million is not deemed substantive due to the fact that pursuing regulatory approval of telavancin in the regions of the world outside of the U.S. is predominantly the responsibility of Astellas.

Revenue recognized under this collaboration agreement was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Amortization of deferred revenue	$3,244	$3,244	$6,488	$6,487
Royalties from net sales of VIBATIV®	694	114	1,324	124
Proceeds from VIBATIV® delivered to Astellas	1,171	1,393	1,171	1,393
Cost of VIBATIV® delivered to Astellas	(1,177)	(943)	(1,177)	(938)
Total net revenue	$3,932	$3,808	$7,806	$7,066

5.  Marketable Securities

The Company manages, monitors and measures its investments in highly liquid investment grade securities by major security type. Investments in debt securities are accounted for as available-for-sale securities, carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss), held for use in current operations and classified in current assets as marketable securities. The cost of securities sold is based on the specific-identification method.

The estimated fair value amounts were determined using available market information. Available-for-sale debt securities recorded in cash equivalents, marketable securities or restricted cash in the Company’s condensed consolidated balance sheets were as follows:

	June 30, 2011				December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$66,496	$28	$(6)	$66,518	$25,966	$10	$—	$25,976
U.S. government agencies	77,717	18	(39)	77,696	54,625	30	(7)	54,648
U.S. corporate notes	21,100	1	(10)	21,091	34,695	9	(9)	34,695
U.S. commercial paper	44,356	—	—	44,356	97,221	—	—	97,221
Money market funds	72,393	—	—	72,393	91,805	—	—	91,805
Total	282,062	47	(55)	282,054	304,312	49	(16)	304,345

Less amounts classified as cash equivalents	(87,932)	—	—	(87,932)	(157,151)	—	—	(157,151)
Less amounts classified as restricted cash	(893)	—	—	(893)	(893)	—	—	(893)
Amounts classified as marketable securities	$193,237	$47	$(55)	$193,229	$146,268	$49	$(16)	$146,301

At June 30, 2011, all of the marketable securities had contractual maturities within twelve months and the average duration of marketable securities was approximately seven months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2011 were temporary in nature. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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

The estimated fair values of the Company’s financial assets were as follows:

	June 30, 2011
	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
U.S. government securities	$66,518	$—	$—	$66,518
U.S. government agency securities	63,874	13,822	—	77,696
U.S. corporate notes	20,522	569	—	21,091
U.S. commercial paper	—	44,356	—	44,356
Money market funds	72,393	—	—	72,393
Total	$223,307	$58,747	$—	$282,054

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$25,976	$—	$—	$25,976
U.S. government agency securities	24,375	30,273	—	54,648
U.S. corporate notes	34,695	—	—	34,695
U.S. commercial paper	—	97,221	—	97,221
Money market funds	91,805	—	—	91,805
Total	$176,851	$127,494	$—	$304,345

7.  Convertible Subordinated Notes

In January 2008, the Company closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes which will mature on January 15, 2015. The financing raised proceeds, net of issuance costs, of $166.7 million. The notes bear interest at the rate of 3.0% per year; which is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008.

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

The fair value of debt was estimated based on the quoted price of the instrument. The carrying values and estimated fair values for the notes were as follows.

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible subordinated notes	$172,500	$190,409	$172,500	$202,391

8.  Operating Lease

The Company leases its South San Francisco, California, facilities under a non-cancelable operating lease. Future minimum lease payments under this lease, exclusive of executory costs, at June 30, 2011, were as follows:

(in thousands)	Minimum Lease Commitments
Years ending December 31:
Remainder of 2011	$2,229
2012	5,429
2013	5,029
2014	4,859
2015	5,005
Thereafter	23,962
Total	$46,513

9.  Commitments and Contingencies

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2011.

10.  Stock-Based Compensation

Equity Incentive Plan

The 2004 Plan provides for the granting of stock options, stock appreciation rights, RSUs and RSAs to employees, officers, directors and consultants of the Company. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. On April 27, 2010, an amendment and restatement of the 2004 Plan was approved by the Company’s stockholders to, among other things, reserve additional shares of common stock for issuance thereunder. As of June 30, 2011, total shares remaining available for issuance under the 2004 Plan were 2,439,637.

Employee Stock Purchase Plan

As of June 30, 2011, a total of 2,025,000 shares of common stock were approved and authorized for issuance under the Employee Stock Purchase Plan (ESPP). Through June 30, 2011, the Company issued 1,419,532 shares under the ESPP at an average price of $9.90 per share.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Research and development	$3,379	$2,618	$6,511	$5,145
General and administrative	2,896	2,704	5,305	4,675
Total	$6,275	$5,322	$11,816	$9,820

As of June 30, 2011, unrecognized compensation expense was as follows: $6.5 million related to unvested stock options; $24.4 million related to unvested RSUs; and $26.4 million related to unvested RSAs.

Compensation Awards

The Company granted the following compensation awards:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Number of Compensation Awards Granted	Weighted Average Exercise Price/Fair Value	Number of Compensation Awards Granted	Weighted Average Exercise Price/ Fair Value
2004 Plan
Stock options	307,500	$24.56	143,750	$16.37
RSUs time-based	465,000	25.03	940,042	10.47
RSAs time-based	1,148,000	24.70	—	—
RSUs performance-contingent(1)	—	—	210,000	10.12
RSAs performance-contingent(2)	1,290,000	24.73	—	—

2008 Plan
Stock options	—	$—	110,000	$10.95

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

(2)               These performance-contingent RSAs granted to senior management in 2011 have dual triggers of vesting based upon the achievement of certain performance targets over a six-year timeframe from 2011-2016 and continued employment, both of which must be satisfied in order for the RSAs to vest. Expense associated with these RSAs would be recognized, if at all, during these years depending on the probability of meeting the performance conditions. The maximum potential expense associated with the RSAs could be up to approximately $31.9 million (allocated as $6.3 million for research and development expense and $25.6 million for general and administrative expense) if all of the performance targets are achieved on time. As of June 30, 2011, the Company had determined that the achievement of the requisite performance conditions was not probable, and as a result, no compensation expense has been recognized. As the RSAs are dependent upon the achievement of certain performance targets, the expense associated with the RSAs may vary significantly from period to period.

Valuation Assumptions

The range of weighted average assumptions used to estimate the fair value of stock options granted was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee stock options
Risk-free interest rate	1.94%-2.57%	2.42%-2.82%	1.94%-2.57%	2.42%-2.82%
Expected term (in years)	5-6	5-6	5-6	5-6
Volatility	0.53-0.55	0.52	0.49-0.55	0.48-0.52
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of stock options granted	$13.09	$8.41	$12.41	$7.07

Employee stock purchase plan issuances
Risk-free interest rate	.07%-.54%	0.22%-0.79%	.07%-.54%	0.22%-0.79%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	0.48-0.50	0.50-0.69	0.48-0.50	0.50-0.69
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of ESPP issuances	$9.25	$5.86	$9.25	$5.86

Stockholders’ equity

For the six months ended June 30, 2011, approximately 1,120,000 shares were exercised at a weighted average exercise price of $8.90 per share for a total of $10.0 million.

11.  Subsequent Events

On August 2, 2011, the Company and GSK entered into an agreement pursuant to which GSK agreed to purchase through an affiliate, in a private placement, 102,466 shares of the Company’s common stock for $19.71 per share pursuant to its rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended.

On July 21, 2011, GlaxoSmithKline LLC, an affiliate of GSK, converted 6,820,854 shares of the Company’s Class A common stock into the Company’s common stock, and on July 22, 2011, Glaxo Group Limited, an affiliate of GSK, converted 2,580,645 shares of the Company’s Class A common stock into the Company’s common stock, in each case on a one share-for-one share basis in accordance with the terms of the Company’s restated certificate of incorporation. Following these conversions there are no shares of the Company’s Class A common stock outstanding.

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

OVERVIEW

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. The Company’s key programs include: RELOVAIR™, LAMA/LABA (‘719/vilanterol (VI)) and MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), each partnered with GlaxoSmithKline plc, (GSK), and its oral Peripheral Mu Opioid Receptor Antagonist (PµMA) program. By leveraging its proprietary insight of multivalency to drug discovery, Theravance is pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

Our net loss was $25.0 million in the second quarter and $47.7 million in the first six months of 2011, compared with $20.8 million and $43.3 million for the same periods in 2010, respectively. Total operating expenses were $30.1 million in the second quarter and $57.7 million in the first six months of 2011, compared with $25.7 million and $52.5 million for the same periods in 2010, respectively. Cash, cash equivalents and marketable securities totaled $283.9 million at June 30, 2011, a decrease of $25.7 million since December 31, 2010. The decrease was primarily due to cash used in operations, partially offset by net proceeds of $10.3 million received from our private placements of common stock to an affiliate of GSK.

Program Highlights

Respiratory Programs

Registrational Programs with RELOVAIR™

The registrational programs with RELOVAIR™ in chronic obstructive pulmonary disease (COPD) and asthma have fully enrolled approximately 11,000 patients. RELOVAIR™ is an investigational once-daily medicine that combines fluticasone furoate (FF, an inhaled corticosteroid or ICS) and vilanterol (VI, a long-acting beta2 agonist or LABA) for the treatment of patients with COPD or asthma.

In COPD

The registrational program in COPD consists of five studies, including two 12-month exacerbation studies, two six-month efficacy and safety studies, and a detailed lung function profile study.

In June 2011, GSK and Theravance announced the results of two 6-month efficacy and safety Phase 3 studies of RELOVAIR™ for patients with COPD. Results of both studies support the continuation of the RELOVAIR™ development program in the COPD patient population. These data form part of the overall evaluation of the efficacy and safety of the RELOVAIR™ combination in COPD which, together with data from ongoing 12-month exacerbation studies, will be included in regulatory submissions around the world.

The two 6-month studies were placebo-controlled, double-blind, parallel-group studies that enrolled approximately 2,200 patients with moderate to severe COPD. Patients (approximately 200 per arm per study) were randomized to receive FF alone (100mcg, 200mcg), VI alone (25mcg), a combination of FF and VI (50mcg, 100mcg, or 200mcg FF plus VI 25mcg) or placebo. The studies evaluated improvement in lung function at two timepoints: over the first four hours after dosing on day 168 and 24 hours after the last dose of study drug.

These two 6-month FEV1 studies provided an initial insight into the pivotal program for RELOVAIR™ which is evaluating over 6,000 patients with COPD. The two larger 12-month exacerbation studies, which enrolled over 3,000 patients, will provide additional evaluation of the efficacy of RELOVAIR™ compared with VI. The full results of all the studies will be presented at future scientific meetings.

In Asthma

The asthma registrational program is designed to determine the safety and efficacy of RELOVAIR™ in asthma patients who remain uncontrolled on current treatment. These studies include an exacerbation study, a 12-month safety study (which also supports the COPD program), a 12-week low-dose combination efficacy study, a 24-week high-dose combination efficacy study, a 24-week head-to-head study of RELOVAIR™ versus Advair®/Seretide™, a 24-week study of FF versus fluticasone propionate, a 12-week study of VI versus salmeterol, and a hypothalamic-pituitary-adrenal (HPA) axis study.

Phase 3b Program with RELOVAIR™ in COPD

The RELOVAIR™ Phase 3b COPD program is progressing with the large Phase 3b outcomes study of 16,000 patients, which will assess the potential for RELOVAIR™ to improve survival in patients with moderate COPD and a history of, or at risk for, cardiovascular disease. The results of this study are not required for the regulatory submission and will not form part of the initial New Drug Application (NDA)/Marketing Authorization Application (MAA).

In addition to the outcomes study, there are five ongoing Phase 3b COPD studies. Three of these studies are 12-week studies that will evaluate the 24-hour pulmonary function profile of RELOVAIR™ once daily compared with Advair®/Seretide™ twice daily in patients with COPD. These studies are targeted to enroll approximately 500 patients per study. The two other studies will evaluate the effect of RELOVAIR™ once-daily on arterial wall stiffness 1) compared with placebo and VI for a treatment period of 24 weeks and 2) compared with tiotropium for a treatment period of 12 weeks in patients with COPD. The estimated enrollments for these studies are 410 patients and 248 patients, respectively.

LAMA/LABA Combination (GSK573719/Vilanterol or ‘719/VI) in COPD

Enrollment is in line with expectations for the seven studies in the Phase 3 program for the once-daily LAMA/LABA dual bronchodilator ‘719/VI. ‘719/VI combines two bronchodilators currently under development - ‘719, a long-acting muscarinic antagonist (LAMA) and VI, a LABA. These molecules act through two mechanisms: antagonism of acetylcholine muscarinic receptors and agonism of beta2 adrenoreceptors.

The LAMA/LABA Phase 3 program, which will evaluate over 5,000 patients with COPD globally, consists of a 52-week study to evaluate the long term safety and tolerability of ‘719 (125mcg) alone, as well as the combination ‘719/VI (125/25mcg), two large pivotal studies that will compare improvements in lung function between ‘719/VI, its components and placebo, two studies to compare the combination with its components and tiotropium and two studies to assess the effect of ‘719/VI on exercise endurance. The Phase 3 program will investigate two doses of ‘719 (125mcg and 62.5mcg) and ‘719/VI (125/25mcg and 62.5/25mcg).

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) in COPD

Enrollment is in line with expectations for the Phase 2b study with GSK961081 (‘081) in patients with moderate to severe COPD. ‘081 is a single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activity. The primary objective of this study is to evaluate dose response, dose interval, efficacy, and safety of ‘081 by studying once-daily (QD) doses (100mcg, 400mcg, and 800mcg), twice-daily (BID) doses (100mcg, 200mcg, and 400mcg), the active comparator salmeterol (50mcg BID) and placebo over a 28-day period. The overall aim of this Phase 2b study is to evaluate the safety and efficacy of ‘081 administered both once daily and twice daily over a 28-day period to allow the selection of an appropriate dose and dosing interval.

Central Nervous System (CNS)/Pain Program

Oral Peripheral Mu Opioid Receptor Antagonist (PµMA) — TD-1211

Recently, the first patient with opioid-induced constipation (OIC) was dosed in the Phase 2b program to assess the safety, tolerability and clinical activity of TD-1211 in patients with OIC. This study will evaluate doses and dose regimens to provide information for the design of the Phase 3 program. TD-1211 is an investigational once-daily, orally-administered, peripherally selective, multivalent inhibitor of the mu opioid receptor designed to alleviate gastrointestinal side effects of opioid therapy without affecting analgesia.

Collaboration Arrangements

LABA collaboration with GSK

In November 2002, we entered into our LABA collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. For the treatment of COPD, the collaboration is developing combination products, RELOVAIR™ and the LAMA/LABA ‘719/VI. For the treatment of asthma, the collaboration is developing RELOVAIR™. RELOVAIR™ is an investigational once-daily combination medicine consisting of a LABA, VI, previously referred to as GW642444 or ‘444, and an ICS, FF. The LAMA/LABA, ‘719/VI, is an investigational once-daily combination medicine consisting of the LAMA, ‘719, and the LABA, VI. The Phase 3 program with RELOVAIR™ is aimed at developing a next generation respiratory product to succeed GSK’s Advair®/Seretide™ (salmeterol and fluticasone as a combination) franchise, which had reported 2010 sales of approximately $7.97 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which had reported 2010 sales of approximately $2.75 billion. ‘719/VI, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2010 sales of approximately $3.8 billion.

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

In connection with the LABA collaboration, in 2002, GSK purchased through an affiliate shares of our Series E preferred stock for an aggregate purchase price of $40.0 million.

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

In May 2004, GSK purchased through an affiliate 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million and, upon the closing of our initial public offering on October 8, 2004, GSK purchased through an affiliate an additional 433,757 shares of Class A common stock for an aggregate purchase price of $6.9 million. In addition, GSK purchased through an affiliate in a private placement 5,750,000 shares of our common stock for an aggregate purchase price of $129.4 million on November 29, 2010. On February 24, 2011 and May 3, 2011, GSK purchased through an affiliate 152,278 shares and 261,299 shares, respectively, of our common stock from us for an aggregate purchase price of $3.6 million and $6.7 million, respectively, pursuant to its rights under our governance agreement with GSK dated June 4, 2004, as amended.

GSK Upfront Fees, Milestone Payments and Revenue

The eligible milestones related to the MABA program and any future milestones that may be earned if GSK exercises its right to license either ARNI or MARIN are not deemed substantive due to the fact that the outcome predominantly relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program.

Revenue recognized through amortization of the deferred upfront fees and milestone payments from GSK under the LABA collaboration and strategic alliance agreement was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
GSK Collaborations
LABA/ RELOVAIR™ collaboration	$1.3	$1.3	$2.5	$2.5
Strategic alliance agreement	0.7	0.7	1.4	1.4
Strategic alliance—MABA license	0.5	0.5	1.0	1.0
Total	$2.5	$2.5	$4.9	$4.9

License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine.

Under this arrangement, we are responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin and Astellas is responsible for substantially all other costs associated with commercialization of telavancin. We are entitled to receive royalties from Astellas on global net sales of VIBATIV® that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. The U.S. Food and Drug Administration (FDA) has approved VIBATIV® for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria including both methicillin-resistant (MRSA) and methicillin-susceptible (MSSA) strains of Staphylococcus aureus in adult patients. VIBATIV® is also approved in Canada for the treatment of cSSSI in adult patients. The Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion, recommending the granting of marketing authorization for telavancin for the treatment of adults with nosocomial pneumonia including ventilator-associated pneumonia, known or suspected to be caused by methicillin-resistant Staphylococcus aureus (MRSA).

Through June 30, 2011, we have received $191.0 million in upfront, milestone and other fees from Astellas. We recorded these payments as deferred revenue and are amortizing them ratably over our estimated period of performance (development and commercialization period). We are eligible to receive up to an additional $15.0 million in milestone payments. We have deemed $10.0 million of the remaining potential milestone payments to be substantive as we are responsible for substantially all activities to develop and obtain U.S. regulatory approval for telavancin for the treatment of nosocomial pneumonia. However, management believes the likelihood of achieving this milestone is low. The remaining eligible milestone payment of $5.0 million is not deemed substantive due to the fact that pursuing regulatory approval of telavancin in the regions of the world outside of the U.S. is predominantly the responsibility of Astellas.

Revenue recognized under this collaboration agreement was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Amortization of deferred revenue	$3.2	$3.2	$6.5	$6.5
Royalties from net sales of VIBATIV®	0.7	0.1	1.3	0.1
Proceeds from VIBATIV® delivered to Astellas	1.2	1.4	1.2	1.4
Cost of VIBATIV® delivered to Astellas	(1.2)	(0.9)	(1.2)	(0.9)
Total net revenue	$3.9	$3.8	$7.8	$7.1

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the six months ended June 30, 2011 compared to those discussed in our 2010 Annual Report on Form 10-K filed on February 28, 2011, except as related to the adoption of Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition—Milestone Method” an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” and ASU No. 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, an update to ASC Topic 605, “Revenue Recognition”.

We adopted ASU 2010-17 and elected the milestone method which did not have a material impact on our condensed consolidated financial statements. However, the election will result in different accounting treatment for future substantive milestones earned after the date of this adoption and non-substantive milestones will continue to be recognized over an estimated performance period.

For future agreements that may include contingent milestone payments, we will evaluate whether a milestone is substantive in nature. Where a substantive milestone is achieved in a collaboration arrangement, and we have no obligations remaining after achievement of the milestone and the corresponding payment is reasonably assured, we will recognize the payment as earned. If we determine a milestone is not substantive, then the revenues from the related milestone payment will be recognized on a straight-line basis over an estimated performance period.

RESULTS OF OPERATIONS

Revenue

Revenue, compared to the same periods in 2010, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2011	2010	$	%	2011	2010	$	%
Revenue	$6.4	$6.3	$0.1	2%	$12.7	$12.0	$0.7	6%

From GSK, we recognize revenue from the amortization of upfront fees and milestone payments related to our LABA collaboration and strategic alliance agreements. From Astellas, we recognize revenue from the amortization of upfront and milestone payments related to our telavancin collaboration, royalties from net sales of VIBATIV® and the impact of VIBATIV® inventory transfers or dispositions. Revenue remained relatively flat at $6.4 million in the second quarter and $12.7 million in the first six months of 2011, from the comparable periods in 2010.

Upfront fees and certain milestone payments have been deferred and are being amortized ratably into revenue over the estimated period of performance (the product development period). Upfront fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements and from Astellas under the telavancin collaboration were as follows:

	Through June 30, 2011
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

Upfront fees and certain milestone payments received from GSK and Astellas have been deferred and are being amortized ratably into revenue over the estimated period of performance with end dates ranging between 2011 and 2021. Future revenue will include the ongoing amortization of upfront and milestone payments earned, royalties from Astellas on net sales of VIBATIV® and proceeds from Astellas for transfers of inventory offset by our cost of inventory no longer realizable. We periodically review and, if necessary, revise the estimated periods of performance of our contracts.

Research & Development

Research and development (R&D) expenses, compared to the same periods in 2010, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2011	2010	$	%	2011	2010	$	%
Employee-related	$8.5	$7.3	$1.2	16%	$16.7	$15.3	$1.4	9%
External R&D	5.2	3.3	1.9	58%	8.4	7.4	1.0	14%
Stock-based compensation	3.4	2.6	0.8	31%	6.5	5.1	1.4	27%
Facilities, depreciation and other allocated	5.7	5.5	0.2	4%	11.7	11.3	0.4	4%
Total R&D expenses	$22.8	$18.7	$4.1	22%	$43.3	$39.1	$4.2	11%

R&D expenses increased to $22.8 million in the second quarter and to $43.3 million in the first six months of 2011, from the comparable periods in 2010. Both of these increases were primarily due to the higher external costs related to clinical and non-clinical activities and higher employee-related expenses.

During the first quarter of 2011, we granted special long-term retention and incentive equity awards to executive officers and certain employees and special long-term retention and incentive cash bonus awards to certain employees. The vesting of these awards is tied to the achievement of certain performance targets over a six-year timeframe from 2011 through December 31, 2016 and continued employment, both of which must be satisfied in order for vesting to occur. The maximum potential expense for R&D associated with this program is $6.3 million related to stock-compensation expense and $35.4 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. As of June 30, 2011, we determined that the achievement of the requisite performance conditions was not probable, and as a result, no compensation expense has been recognized. Management believes the likelihood of achieving all of the performance targets is remote.

R&D expenses for 2011 are expected to be higher compared to 2010. R&D expenses in 2011 will be driven largely by employee related expenses, costs associated with our continued development efforts in our PµMA program for opioid-induced constipation with TD-1211, our MARIN program for chronic pain with TD-9855, and costs associated with our earlier stage clinical programs and new drug discovery programs. We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative (G&A) expenses, compared to the same periods in 2010, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2011	2010	$	%	2011	2010	$	%
G&A expenses	$7.2	$7.0	$0.2	3%	$14.4	$13.5	0.9	7%

G&A expenses increased to $7.2 million in the second quarter and to $14.4 million in the first six months of 2011, from the comparable periods in 2010. Both of these increases were primarily due to higher employee related expenses.

During the first quarter of 2011, we granted special long-term retention and incentive equity awards to executive officers and certain employees and special long-term retention and incentive cash bonus awards to certain employees. The vesting of these awards is tied to the achievement of certain performance targets over a six-year timeframe from 2011 through December 31, 2016 and continued employment, both of which must be satisfied in order for the vesting to occur. The maximum potential expense for G&A associated with this program is $25.6 million related to stock-compensation expense and $4.4 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. As of June 30, 2011, we determined that the achievement of the requisite performance conditions was not probable, and as a result, no compensation expense has been recognized. Management believes the likelihood of achieving all of the performance targets is remote.

We anticipate G&A expenses for the remaining quarters of 2011 to be at similar quarterly levels to the first half of the year.

Interest income

Interest income, compared to the same periods in 2010, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2011	2010	$	%	2011	2010	$	%
Interest income	$0.1	$0.1	$—	—%	$0.3	$0.2	$0.1	50%

Interest income remained relatively flat at $0.1 million in the second quarter and $0.3 million in the first six months of 2011, from the comparable period in 2010.

We expect interest income to fluctuate in the future due to changes in average cash equivalents and marketable securities balances and changes in market interest rates.

Interest expense

Interest expense, compared to the same periods in 2010, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2011	2010	$	%	2011	2010	$	%
Interest expense	$1.5	$1.5	$—	—%	$3.0	$3.0	$—	—%

Interest expense is primarily comprised of interest expense and amortization of debt issuance costs from our convertible subordinated notes issued in January 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration arrangements. As of June 30, 2011, we had $283.9 million in cash, cash equivalents and marketable securities, excluding $0.9 million in restricted cash that was pledged as collateral for certain of our leases.

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

Cash Flows

Cash flows, compared to the same period in 2010, were as follows:

	Six Months Ended June 30,
(in millions)	2011	2010
Net cash used in operating activities	$(43.7)	$(40.9)
Net cash used in investing activities	$(50.5)	$(33.5)
Net cash provided by financing activities	$21.4	$96.5

Cash used in operations increased $2.8 million for the six months ended June 30, 2011, compared to the same period in 2010, primarily due to higher uses of cash for operating liabilities.

Cash used in investing activities increased $17.0 million for the six months ended June 30, 2011, compared to the same period in 2010, primarily resulting from higher cash balances being invested in short-term investments during the first six months of 2011, compared to the same period in 2010.

Cash provided by financing activities decreased $75.1 million for the six months ended June 30, 2011, compared to the same period in 2010, primarily due to net proceeds of $93.5 million received from our public offering of common stock that closed in March 2010, partially offset by proceeds of $10.3 million received from our private placements with GSK during the six months ended June 30, 2011.

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

Contractual Obligations and Commercial Commitments

During the first six months of 2011, there have been no significant changes in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2011.

Pursuant to our LABA collaboration with GSK, in the event that a LABA product candidate discovered by GSK is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. The current lead LABA, VI, was discovered by GSK. If the results of the Phase 3 studies with RELOVAIR™ are positive, a portion of these potential milestone payments could be payable to GSK within the next two years. We have not recognized any liabilities relating to these agreements as of June 30, 2011.

RECENT ACCOUNTING UPDATES

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income” an update to Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income”. The amendments of this update require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retroactively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update will be effective for us January 1, 2012. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method” an update to ASC Topic 605, “Revenue Recognition”. The amendments of this update provide guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. We elected to adopt the milestone method of revenue recognition on a prospective basis effective January 1, 2011. The election of the milestone method did not have a material impact on our condensed consolidated financial statements. However, the election will result in different accounting treatment for future substantive milestones earned after the date of this adoption. Non-substantive milestones will continue to be recognized over the remaining performance period.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, an update to ASC Topic 605, “Revenue Recognition”. The amendments of this update require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence or other third party evidence of the selling price. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all periods presented. We elected to adopt this update on a prospective basis effective January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements. However, the election may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to previous and existing collaboration arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the first six months of 2011, there have been no significant changes in our market risk or how our market risk is managed, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

The RELOVAIR™ Phase 3 registrational program for COPD commenced in October 2009, the RELOVAIR™ Phase 3 registrational program for asthma commenced in March 2010 and the RELOVAIR™ Phase 3b program for COPD commenced in February 2011. Any adverse developments or results or perceived adverse developments or results with respect to the RELOVAIR™ program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

•                  the Phase 3 program in asthma or COPD raising safety concerns or not demonstrating efficacy; or

•                  any change in FDA policy or guidance regarding the use of LABAs to treat asthma.

On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA will now require that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, on March 10 and 11, 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it is requiring the manufacturers of currently marketed LABAs to conduct additional randomized, double-blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. These post-marketing studies are to begin in 2011 with results expected in 2017. It is unknown at this time what, if any, effect these or future FDA actions will have on the development of RELOVAIR™. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in increased time and cost of the asthma clinical trials in the United States for RELOVAIR™ and increase the overall risk of the RELOVAIR™ asthma program in the United States.

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

The lead compound, GSK961081 (‘081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK is currently being evaluated in a Phase 2b study and a number of non-clinical studies. Any adverse developments or results or perceived adverse developments or results with respect to these studies will harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

On October 28, 2009, Astellas Pharma Europe B.V., a subsidiary of our telavancin partner, Astellas Pharma Inc. (Astellas), announced that it submitted a new European Marketing Authorization Application (MAA) for telavancin to the European Medicines Agency for the treatment of complicated skin and soft tissue infections (cSSTI) and nosocomial pneumonia (NP). On May 20, 2011 we announced that the CHMP adopted a positive opinion, recommending the granting of marketing authorization for telavancin for the treatment of adults with NP including ventilator-associated pneumonia, known or suspected to be caused by MRSA. The CHMP also noted that telavancin should be used only in situations where it is known or suspected that other treatment alternatives are not suitable. If, notwithstanding this positive opinion, the European Medicines Agency does not approve the MAA for NP, requires data from additional clinical studies regarding telavancin, or if telavancin is ultimately approved by the European Medicines Agency for NP but with restrictions, including labeling that may further limit the targeted patient population, our business will be harmed and the price of our securities could fall. The CHMP did not recommend that telavancin be approved for the treatment of cSSTI.

Our first New Drug Application (NDA), for VIBATIV® (telavancin) for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria in adult patients, was approved by the FDA in September 2009. In January 2009, we submitted a second telavancin NDA to the FDA for the NP indication based on data from our two Phase 3 clinical studies referred to as the ATTAIN studies. During the fourth quarter of 2010 the FDA issued new draft guidance for antibacterial clinical trial design for the treatment of NP with a focus on mortality as the primary efficacy endpoint. The ATTAIN studies, which were conducted pursuant to then-current draft FDA guidelines and completed prior to the issuance of this new draft guidance, used clinical response as the primary efficacy endpoint. In late 2010, we received a Complete Response Letter from the FDA indicating that the ATTAIN studies do not meet the new draft guidance and that additional clinical studies will be required for approval. We do not plan to conduct additional clinical studies for NP, but we do intend to continue to engage with FDA concerning the NP NDA. Lack of FDA approval for use of telavancin to treat NP has adversely affected and will continue to adversely affect commercialization of this medicine in the United States.

If any product candidates, in particular those in any respiratory program with GSK, are determined to be unsafe or ineffective in humans, our business will be adversely affected and the price of our securities could fall.

Although our first approved product, VIBATIV®, was commercially launched in the U.S. by our partner Astellas in November 2009, we have not yet commercialized any of our other product candidates. We are uncertain whether any of our other product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery may not result in the creation of successful medicines. The risk of failure for our product candidates is high. For example, in late 2005, we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301, and GSK discontinued development of TD-5742, the first LAMA compound licensed from us, after completing a single-dose Phase 1 study. The data supporting our drug discovery and development programs is derived solely from laboratory experiments, preclinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing or early clinical testing stages.

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

VIBATIV® may not be accepted by physicians, patients, third party payors, or the medical community in general.

The commercial success of VIBATIV® depends upon its acceptance by physicians, patients, third party payors and the medical community in general. We cannot be sure that VIBATIV® will be accepted by these parties. VIBATIV® competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. Even if the medical community accepts that VIBATIV® is safe and efficacious for its indicated use, physicians may choose to restrict the use of VIBATIV®. If we and our partner, Astellas, are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, VIBATIV® is preferable to vancomycin and other antibacterial drugs, we may never generate meaningful revenue from VIBATIV® which could cause the price of our securities to fall. The degree of market acceptance of VIBATIV® depends on a number of factors, including, but not limited to:

•                  the demonstration of the clinical efficacy and safety of VIBATIV®;

•                  the experiences of physicians, patients and payors with the use of VIBATIV® in the U.S.;

•                  whether or not VIBATIV® is approved by regulatory authorities in Europe or other jurisdictions;

•                  the advantages and disadvantages of VIBATIV® compared to alternative therapies;

•                  potential negative perceptions of physicians related to our inability to obtain FDA approval of our NP NDA;

•                  our and Astellas’ ability to educate the medical community about the safety and effectiveness of VIBATIV®;

•                  the reimbursement policies of government and third party payors; and

•                  the market price of VIBATIV® relative to competing therapies.

Our telavancin collaboration partner relies on a single manufacturer for product supply, as we do for a number of our product candidates, and our business will be harmed if these manufacturers are not able to satisfy demand and alternative sources are not available.

All manufacture of telavancin active pharmaceutical ingredient (API) and drug product is now our collaboration partner’s responsibility. For the foreseeable future, we anticipate that our collaboration partner may rely on a single source of supply of telavancin API and a single source of supply of telavancin drug product. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, including maintaining current good manufacturing practice (cGMP) compliance, our collaboration partner may not be able to locate alternative manufacturers, enter into favorable agreements with them or obtain sufficient quantities of API and drug product in a timely manner. Any inability to acquire sufficient quantities of

API and drug product in a timely manner from current or future sources could adversely affect the commercialization of telavancin and could cause the price of our securities to fall.

During an inspection of our collaboration partner’s supplier for telavancin drug product in the first half of 2011, the FDA noted deficiencies, not specifically related to the manufacture of telavancin drug product, with the supplier’s production and quality systems. We believe, based on communications with our collaboration partner, that the telavancin drug product manufactured to date by the supplier will not be affected and will remain available for sale in the United States. However, additional telavancin drug product will need to be manufactured to meet longer-term United States demand as well as demand from foreign countries where telavancin is or may be approved for use in the future. We are unable to predict the amount of time it will take for the supplier and the FDA to resolve the Good Manufacturing Practice compliance issues, during which time production could be delayed. Although our collaboration partner may begin the process of identifying and qualifying an alternative manufacturer for telavancin, this process will likely take a significant amount of time. If the current supplier is unable to manufacture telavancin in sufficient quantities on a timely basis, and if our collaboration partner is unable to arrange for supplemental or alternative commercial manufacture of telavancin on a timely basis, the commercialization of telavancin will be adversely affected, our business will be harmed and the price of securities could fall.

Telavancin is approved in Canada for the treatment of cSSSI in adult patients, and in May 2011 the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion, recommending the granting of market authorization for telavancin for the treatment of adults with nosocomial pneumonia. The supplier has been inspected by foreign regulatory agencies, and certain of the supplier’s manufacturing compliance issues raised by FDA are also of concern to Canada and EU regulatory authorities. If the supplier is not able to resolve these matters, commercial introduction of telavancin in Canada and/or in Europe could be delayed, which could harm our business and cause the price of securities to fall.

We have limited in-house production capabilities for pre-clinical and early clinical study purposes, and depend primarily on a number of third-party API and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay clinical studies, prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our API and drug product are subject to the FDA’s cGMP regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

Even if our product candidates receive regulatory approval, as VIBATIV® has, commercialization of such products may be adversely affected by regulatory actions and oversight.

Even if we receive regulatory approval for our product candidates, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. For example, VIBATIV®’s labeling contains a boxed warning regarding the risks of use of VIBATIV® during pregnancy. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. These restrictions could make it more difficult to market VIBATIV® effectively. Further, now that VIBATIV® is approved, we remain subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing.

In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers’ facilities, a regulatory agency may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. For example, during the first half of 2011, U.S. and foreign regulatory agencies inspected the third party manufacturer that is the sole supplier of telavancin drug product for our collaboration partner and noted deficiencies, not specifically related to the manufacture of telavancin drug product, with the supplier’s production and quality systems. We are unable to predict the amount of time it will take for the supplier and the regulatory agencies to resolve the Good Manufacturing Practice compliance issues and whether they may interrupt commercialization of telavancin in the U.S. and Canada and, if telavancin is approved in Europe, delay commercialization in Europe. In addition, we may experience a significant drop in the sales of the product, our royalties on product revenues and reputation in the marketplace may suffer, and we could face lawsuits.

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies with respect to VIBATIV®, as well as governmental authorities in those foreign countries in which any of our product candidates are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition, which may cause our stock price to decline.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since mid-1997. Our first approved product, VIBATIV®, was launched by our partner Astellas in the U.S. in November 2009, and to date we have received modest royalty revenues. From the commercial launch through June 30, 2011, Astellas recorded VIBATIV® net sales of $18 million. We recognize royalty revenue from Astellas in the period the royalties are earned based on net sales of VIBATIV® by Astellas as reported to us by Astellas. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of June 30, 2011, we had an accumulated deficit of approximately $1.2 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone and royalty forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. Though we have no current intention to do so, if we were to conduct additional studies to support the telavancin NP NDA and we were required to fund such studies, our capital needs could increase substantially. We intend to continue clinical development of the lead compounds in our PµMA and MARIN programs. In July 2011 we initiated a Phase 2b study in our PµMA program, and we anticipate initiating an additional Phase 2b study for PµMA and additional Phase 1 studies and a Phase 2 study for MARIN. We also intend to conduct a number of other preclinical and clinical studies in other programs. In addition, under our LABA collaboration with GSK, in the event that vilanterol (VI), which is the current lead LABA product candidate in the RELOVAIR™ and LAMA/LABA (‘719/VI) programs and which was discovered by GSK, is approved and launched in multiple regions of the world as both a single agent and a combination product or two different combination products, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million and we would not be entitled to receive any further milestone payments from GSK. Future financing to meet our capital needs may not be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make additional reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnership with them, we will be unable to develop our partnered product candidates as planned.

We entered into our LABA collaboration agreement with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our telavancin development and commercialization agreement with Astellas in November 2005. In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of any product candidates in the RELOVAIR™, LAMA/LABA (‘719/VI) and MABA programs. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and commercial launch. In connection with our license, development and commercialization agreement with Astellas, Astellas is responsible for the commercialization of VIBATIV® and any royalties to us from net sales of VIBATIV® will depend upon Astellas’ ability to commercialize the medicine.

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

If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. For example, under the terms of our telavancin license, development and commercialization agreement, Astellas has the right to terminate the agreement since VIBATIV® was not approved by December 31, 2008. If Astellas chooses to terminate the agreement, the further commercialization of VIBATIV® would be delayed, our business could be harmed and the price of our securities could fall.

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

As of July 27, 2011, GSK beneficially owned approximately 18.4% of our outstanding capital stock. Pursuant to our strategic alliance with GSK, GSK has the right to license exclusive development and commercialization rights to our product candidates arising from (i) our AT1 Receptor-Neprilysin Inhibitor (ARNI) program for cardiovascular disease and (ii) our MonoAmine Reuptake Inhibitor (MARIN) program for chronic pain. Because GSK is not required to decide whether to license each development program until after we have taken the lead compound in the program through a successful Phase 2 proof-of-concept study, we may be unable to collaborate with other partners with respect to these programs until we have expended substantial resources to advance them through clinical studies. We may not have sufficient funds to pursue such programs in the event GSK does not license them at an early stage. Pharmaceutical companies other than GSK that may be interested in developing products with us may be less inclined to do so because of our relationship with GSK, or because of the perception that development programs that GSK does not license, or returns to us, pursuant to our strategic alliance agreement are not promising programs. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our strategic alliance with GSK, our business prospects may be limited and our financial condition may be adversely affected which could cause the price of our securities to fall.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

We have active collaborations with GSK for the RELOVAIR™, LAMA/LABA (‘719/VI) and MABA programs and with Astellas for VIBATIV®, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108, our lead compound in the 5-HT4 program, TD-1792, our investigational antibiotic, and TD-1211, the lead compound in our PµMA program for opioid-induced constipation, has successfully completed a Phase 2 proof-of-concept study, and TD-4208, our LAMA compound that GSK returned to us in February 2009 under the terms of the strategic alliance agreement, has completed a single-dose Phase 1 study. We currently intend to seek third parties with which to pursue collaboration arrangements for the development and commercialization of these compounds. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current uncertain economy, which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates which may cause our stock price to decline.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. VIBATIV® must demonstrate these advantages, as it competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a number of companies, and a number of existing antibacterial drugs marketed by major and other pharmaceutical companies. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

As of July 27, 2011, GSK beneficially owned approximately 18.4% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

In addition, GSK may make an offer to our stockholders to acquire outstanding voting stock that would bring GSK’s percentage ownership of our voting stock to no greater than 60%, provided that:

•                  the offer includes no condition as to financing;

•                  the offer is approved by a majority of our independent directors;

•                  the offer includes a condition that the holders of a majority of the shares of the voting stock not owned by GSK accept the offer by tendering their shares in the offer; and

•                  the shares purchased will be subject to the same provisions of the governance agreement as are the shares of voting stock currently held by GSK.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2011, we owned 248 issued United States patents and 748 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical products. Side effects of, or manufacturing defects in, products that we or our partners develop or commercialize could result in the deterioration of a patient’s condition, injury or even death. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits tends to increase. Our partner Astellas launched VIBATIV®, our first approved product, in the

U.S. in November 2009. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the applicable products.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, in particular during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                  any adverse developments or results or perceived adverse developments or results with respect to the RELOVAIR™ program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for RELOVAIR™, delays in completing the various Phase 3 studies or any indication from these studies that RELOVAIR™ is not safe or efficacious;

•                  any adverse developments or results or perceived adverse developments or results with respect to the LAMA/LABA (‘719/VI) program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for ‘719/VI, delays in completing the Phase 3 studies or any indication from these studies that ‘719/VI is not safe or efficacious;

•                  any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including, without limitation, any indication from the Phase 2b and other clinical and preclinical studies of ‘081 that the compound is not safe or efficacious;

•                  any adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV®, including, without limitation, any failure to meet market expectations with respect to the timing and volume of sales of VIBATIV®;

•                  any adverse developments or perceived adverse developments with respect to regulatory matters concerning telavancin in any foreign jurisdiction, in particular the European Medicines Agency’s review of the MAA, about which we anticipate additional information during the second half of 2011;

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

•                  any announcements of developments with, or comments by, the FDA or other regulatory agencies with respect to products we or our partners have under development or have commercialized, such as the cGMP compliance issues that our VIBATIV® collaboration partner’s single-source drug product supplier is facing with U.S. and foreign regulatory agencies;

•                  our incurrence of expenses in any particular quarter that are different than market expectations;

•                  the extent to which GSK advances (or does not advance) product candidates arising from our LABA collaboration or licensed from us under the strategic alliance agreement through development into commercialization;

•                  any adverse developments or perceived adverse developments with respect to our relationship with GSK, including, without limitation, disagreements that may arise between us and GSK concerning the public announcement of data (both timing and content) from the Phase 3 programs with RELOVAIR™ and ‘719/VI;

•                  any adverse developments or perceived adverse developments with respect to our relationship with Astellas, including, without limitation, disagreements that may arise between us and Astellas concerning commercialization of VIBATIV®, regulatory strategy or further development of telavancin, or Astellas’ termination of our telavancin license, development and commercialization agreement;

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

•                  sales of stock by us or by our stockholders, including sales by certain of our employees and directors whether or not pursuant to selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934;

•                  relative illiquidity in the public market for our common stock (our six largest stockholders other than GSK collectively owned approximately 47.5% of our outstanding capital stock as of July 27, 2011); and

•                  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of July 27, GSK beneficially owned approximately 18.4% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.5% of our outstanding capital stock. Based on our review of publicly available filings as of July 27, 2011, our six largest stockholders other than GSK collectively owned approximately 47.5% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2011, we completed the sale of 261,299 shares of our common stock to an affiliate of GSK at a price of $25.60 per share, resulting in aggregate gross proceeds of $6.7 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no finders’ fees were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Theravance, Inc.
(Registrant)

August 3, 2011	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

August 3, 2011	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350