Form 10-Q
period 2011-09-30
THERAVANCE INC
filed 2011-11-02
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of registrant’s common stock outstanding on October 26, 2011 was 85,128,202.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$62,736	$163,333
Marketable securities	202,433	146,301
Accounts receivable from related party	63	194
Notes receivable	85	531
Prepaid expenses and other current assets	3,848	5,995
Total current assets	269,165	316,354

Restricted cash	893	893
Property and equipment, net	10,206	10,215
Notes receivable	340	400
Other assets	2,721	3,340
Total assets	$283,325	$331,202

Liabilities and stockholders’ net capital deficiency
Current liabilities:
Accounts payable	$3,699	$2,128
Accrued personnel-related expenses	7,123	8,617
Accrued clinical and development expenses	5,075	2,801
Accrued interest on convertible subordinated notes	1,078	2,372
Other current liabilities	1,843	2,008
Note payable and capital lease, current	109	206
Deferred revenue, current	20,887	21,922
Total current liabilities	39,814	40,054

Convertible subordinated notes	172,500	172,500
Deferred rent, non-current	5,728	3,574
Note payable and capital lease, non-current	—	69
Deferred revenue, non-current	124,435	137,425

Commitments and contingencies (Notes 4, 8 and 9)

Stockholders’ net capital deficiency:
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 85,127 at September 30, 2011 and 70,950 at December 31, 2010	851	710
Class A common stock, $0.01 par value; authorized: 30,000 shares; outstanding: none at September 30, 2011 and 9,402 at December 31, 2010	—	94
Additional paid-in capital	1,218,934	1,177,359
Accumulated other comprehensive income	16	33
Accumulated deficit	(1,278,953)	(1,200,616)
Total stockholders’ net capital deficiency	(59,152)	(22,420)
Total liabilities and stockholders’ net capital deficiency	$283,325	$331,202

*                    Condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue (including amounts from a related party of $2,380 and $2,456 for the three months ended September 30, 2011 and 2010, respectively, and $7,294 and $7,370 for the nine months ended September 30, 2011 and 2010, respectively)	$6,431	$5,302	$19,150	$17,281

Operating expenses:
Research and development	27,837	18,537	71,099	57,594
General and administrative	7,796	6,610	22,213	20,077
Total operating expenses	35,633	25,147	93,312	77,671

Loss from operations	(29,202)	(19,845)	(74,162)	(60,390)

Interest income	81	136	344	364
Interest expense	(1,505)	(1,513)	(4,519)	(4,537)
Net loss	$(30,626)	$(21,222)	$(78,337)	$(64,563)
Basic and diluted net loss per share	$(0.37)	$(0.29)	$(0.96)	$(0.91)

Shares used in computing basic and diluted net loss per share	82,490	73,726	81,777	70,675

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(78,337)	$(64,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,459	4,697
Stock-based compensation	18,706	14,316
Forgiveness of notes receivable	16	18
Changes in operating assets and liabilities:
Receivables	113	75
Prepaid expenses and other current assets	1,983	1,727
Accounts payable	1,446	94
Accrued personnel-related expenses, accrued clinical and development expenses, accrued interest on convertible subordinated notes and other current liabilities	(679)	(1,585)
Deferred rent	2,336	1,637
Deferred revenue	(14,025)	(16,100)
Other liabilities, non-current	—	(389)
Net cash used in operating activities	(62,982)	(60,073)

Cash flows from investing activities
Purchases of property and equipment	(2,723)	(286)
Purchases of marketable securities	(231,284)	(134,058)
Sales of marketable securities	8,750	10,009
Maturities of marketable securities	164,401	101,500
Release of restricted cash	—	417
Additions to notes receivable	(140)	—
Payments received on notes receivable	630	140
Net cash used in investing activities	(60,366)	(22,278)

Cash flows from financing activities
Payments on note payable and capital lease	(166)	(148)
Proceeds from issuances of common stock, net	22,917	98,056
Net cash provided by financing activities	22,751	97,908

Net increase (decrease) in cash and cash equivalents	(100,597)	15,557
Cash and cash equivalents at beginning of period	163,333	47,544
Cash and cash equivalents at end of period	$62,736	$63,101

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC) on February 28, 2011. Certain reclassifications of prior period amounts have been made to our consolidated financial statements to conform to the current period presentation.

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

Inventory

Inventory is stated at the lower of cost or market value and is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets. Inventory is comprised of VIBATIV® active pharmaceutical ingredient. Inventory was $0.5 million at September 30, 2011 and $1.7 million at December 31, 2010. During the nine months ended September 30, 2011, Astellas Pharma Inc. (Astellas) purchased $1.2 million of VIBATIV® inventory from the Company at cost. If Astellas decides not to purchase some or any of the remaining VIBATIV® inventory, the Company will be required to expense a portion of, or the entire remaining, capitalized inventory.

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

The estimated fair value of stock options, RSUs and RSAs is expensed on a straight-line basis over the expected term of the grant and the fair value of performance-contingent RSUs and RSAs with service conditions is expensed on an accelerated attribution method over the expected term of the award when the Company determines that it is probable that certain performance milestones will be achieved. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and purchase discount percentage.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

Recent Accounting Updates

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income” an update to Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income”. This update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retroactively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update will be effective for the Company January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Recently Adopted Accounting Updates

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method” an update to ASC Topic 605, “Revenue Recognition”. This update provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. The Company elected to adopt the milestone method of revenue recognition on a prospective basis effective January 1, 2011. The election of the milestone method did not have a material impact on the Company’s condensed consolidated financial statements. However, the election will result in different accounting treatment for future substantive milestones earned after the date of this adoption. Non-substantive milestones will continue to be recognized over the remaining performance period.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, an update to ASC Topic 605, “Revenue Recognition”. This update requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence or other third party evidence of the selling price. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all periods presented. The Company elected to adopt this update on a prospective basis effective January 1, 2011. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements. However, the election may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to previous and existing collaboration arrangements.

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

Weighted Average Shares Outstanding

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2011	2010	2011	2010

Net loss	$(30,626)	$(21,222)	$(78,337)	$(64,563)

Weighted average shares of common stock outstanding	84,951	73,766	84,238	70,715
Less: unvested RSAs	(2,461)	(40)	(2,461)	(40)
Weighted average shares used in computing basic and diluted net loss per share	82,490	73,726	81,777	70,675
Basic and diluted net loss per share	$(0.37)	$(0.29)	$(0.96)	$(0.91)

Anti-dilutive securities

Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because their effect would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Shares issuable upon the exercise of stock options	4,563	6,142	4,598	6,068
Shares issuable under RSUs and RSAs	2,181	626	1,607	616
Shares issuable upon the conversion of convertible debt	6,668	6,668	6,668	6,668
Total anti-dilutive securities	13,412	13,436	12,873	13,352

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in other comprehensive income (loss), which consists of unrealized gains and losses on the Company’s marketable securities. Comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net loss	$(30,626)	$(21,222)	$(78,337)	$(64,563)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(17)	103	24	42
Comprehensive loss	$(30,643)	$(21,119)	$(78,313)	$(64,521)

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

In connection with the LABA collaboration, in 2002, Glaxo Group Limited, an affiliate of GSK, purchased shares of the Company’s Series E preferred stock for an aggregate purchase price of $40.0 million. On July 22, 2011, Glaxo Group Limited converted 2,580,645 shares of the Company’s Class A common stock into the Company’s common stock on a one share-for-one share basis in accordance with the terms of the Company’s restated certificate of incorporation.

Strategic Alliance with GSK

In March 2004, the Company entered into its strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from certain of the Company’s discovery programs on pre-determined terms and on an exclusive, worldwide basis. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, the Company is entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. If GSK chooses not to license a program, the Company retains all rights to the program and may continue the program alone or with a third party.

In 2005, GSK licensed the Company’s bifunctional muscarinic antagonist-beta2 agonist (MABA) program for the treatment of COPD, and in October 2011, the Company and GSK expanded the MABA program by adding six additional preclinical MABA compounds discovered by the Company (the “Additional MABAs”). GSK’s development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to ‘081, the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to the Company, at which point the Company may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and the Company have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, the Company is entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized only as a combination product, such as a MABA/ICS, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, the Company is entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, the Company could earn total milestone payments up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, the Company could earn total milestone payments up to $129.0 million.

In connection with the expansion of the MABA program, GSK relinquished its option right on the Company’s MonoAmine Reuptake Inhibitor (MARIN) program and Angiotensin Receptor-NEP Inhibitor (ARNI) program. GSK has no further option rights on any of the Company’s research or development programs under the strategic alliance.

In May 2004, GlaxoSmithKline LLC, an affiliate of GSK, purchased 6,387,096 shares of the Company’s Class A common stock for an aggregate purchase price of $108.9 million and, upon the closing of the Company’s initial public offering on October 8, 2004, GlaxoSmithKline LLC purchased an additional 433,757 shares of Class A common stock for an aggregate purchase price of $6.9 million. On July 21, 2011, GSK converted all of the shares of the Company’s Class A common stock held by its affiliates into 9,401,499 shares of the Company’s common stock on a one share-for-one share basis in accordance with the terms of the Company’s restated certificate of incorporation. In addition, Glaxo Group Limited, an affiliate of GSK, purchased shares of the Company’s common stock pursuant to its rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended, as follows:

	Through September 30, 2011
	Common stock shares	Aggregate Amounts (in thousands)
Purchase dates
November 29, 2010	5,750,000	$129,375
February 24, 2011	152,278	3,609
May 3, 2011	261,299	6,689
August 2, 2011	102,466	2,020

GSK Upfront Fees, Milestone Payments and Revenue

Upfront fees and certain milestone payments have been deferred and are being amortized ratably into revenue over the estimated performance period (the product development period). Upfront fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements were as follows:

	Through September 30, 2011
(in thousands)	Upfront Fees	Milestone Payments	Total
GSK Collaborations
LABA/RELOVAIR™ collaboration(1)	$10,000	$50,000	$60,000
Strategic alliance agreement	20,000	—	20,000
Strategic alliance—LAMA license(2)	5,000	3,000	8,000
Strategic alliance—MABA license	5,000	16,000	21,000
Total	$40,000	$69,000	$109,000

(1)               The Company does not currently expect to be eligible for any additional milestones under this collaboration.

(2)               In August 2004, GSK exercised its right to license the Company’s LAMA program pursuant to the terms of the strategic alliance. In 2009, GSK returned the program to the Company.

During the three months ended September 30, 2011, the Company received a $3.0 million milestone payment from GSK for the initiation of the Phase 1 combination study in the Company’s MABA program. The Company deemed that this milestone and any additional potential milestones related to ‘081 in the MABA program are not substantive due to the fact that achievement of the milestones predominantly relates to GSK’s development, manufacturing and commercialization activities. In October 2011, the Company received an upfront payment of $1.0 million from GSK related to the Additional MABAs. The Company will allocate revenue from this upfront payment and any potential milestones related to the Additional MABAs under the MABA program, as discussed above, to each non-contingent element based upon the relative selling price of each element. When applying the relative selling price method, the Company will determine the selling price for each deliverable using vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price, if either exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company will use best estimated selling price for that deliverable. Revenue allocated to each element will then be recognized when earned. The Company deemed that any potential milestones related to the Additional MABAs in the MABA program are not substantive due to the fact that achievement of the milestones predominantly relates to GSK’s development, manufacturing and commercialization activities.

Revenue recognized through amortization of the deferred upfront fees and milestone payments from GSK under the LABA collaboration and strategic alliance agreement was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
GSK Collaborations
LABA/ RELOVAIR™ collaboration	$1,270	$1,270	$3,811	$3,811
Strategic alliance agreement	489	684	1,858	2,053
Strategic alliance—MABA license	621	502	1,625	1,506
Total	$2,380	$2,456	$7,294	$7,370

License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Under this arrangement, the Company is responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin and Astellas is responsible for substantially all other costs associated with commercialization of VIBATIV®. The Company is entitled to receive royalties from Astellas on global net sales of VIBATIV® that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Astellas has the right to terminate this agreement since VIBATIV® was not approved by the U.S. Food and Drug Administration (FDA) before December 31, 2008.

Through September 30, 2011, the Company had received $191.0 million in upfront, milestone and other fees from Astellas. The Company recorded these payments as deferred revenue and is amortizing them ratably over its estimated performance period (development and commercialization period). The Company is eligible to receive up to an additional $15.0 million in milestone payments. The Company has deemed $10.0 million of the remaining potential milestone payments to be substantive as the Company is responsible for substantially all activities to develop and obtain U.S. regulatory approval for telavancin for the treatment of nosocomial pneumonia. However, the Company’s management believes that the likelihood of achieving this milestone is low. The remaining potential milestone payment of $5.0 million is not deemed substantive due to the fact that pursuing regulatory approval of telavancin in the regions of the world outside of the U.S. is predominantly the responsibility of Astellas.

Revenue recognized under this collaboration agreement was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Amortization of deferred revenue	$3,244	$3,244	$9,731	$9,731
Royalties from net sales of VIBATIV®	807	422	2,131	546
Proceeds from VIBATIV® delivered to Astellas	—	—	1,171	1,393
Cost of VIBATIV® delivered to Astellas	—	—	(1,177)	(943)
Cost of unrealizable VIBATIV® inventory	—	(820)	—	(820)
Total net revenue	$4,051	$2,846	$11,856	$9,907

5. Marketable Securities

The Company manages, monitors and measures its investments in highly liquid investment grade securities by major security type. Investments in debt securities are accounted for as available-for-sale securities, carried at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss), held for use in current operations and classified in current assets as marketable securities. The cost of securities sold is based on the specific-identification method.

The estimated fair value amounts were determined using available market information. Available-for-sale debt securities recorded in cash equivalents, marketable securities or restricted cash in the Company’s condensed consolidated balance sheets were as follows:

	September 30, 2011				December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$66,329	$34	$—	$66,363	$25,966	$10	$—	$25,976
U.S. government agencies	68,141	7	(11)	68,137	54,625	30	(7)	54,648
U.S. corporate notes	12,469	—	(18)	12,451	34,695	9	(9)	34,695
U.S. commercial paper	64,145	4	—	64,149	97,221	—	—	97,221
Money market funds	51,336	—	—	51,336	91,805	—	—	91,805
Total	262,420	45	(29)	262,436	304,312	49	(16)	304,345

Less amounts classified as cash equivalents	(59,110)	—	—	(59,110)	(157,151)	—	—	(157,151)
Less amounts classified as restricted cash	(893)	—	—	(893)	(893)	—	—	(893)
Amounts classified as marketable securities	$202,417	$45	$(29)	$202,433	$146,268	$49	$(16)	$146,301

At September 30, 2011, all of the marketable securities had contractual maturities within twelve months and the average duration of marketable securities was approximately five months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2011 were temporary in nature. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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

The estimated fair values of the Company’s financial assets were as follows:

	September 30, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$66,363	$—	$—	$66,363
U.S. government agency securities	51,057	17,080	—	68,137
U.S. corporate notes	12,451	—	—	12,451
U.S. commercial paper	—	64,149	—	64,149
Money market funds	51,336	—	—	51,336
Total	$181,207	$81,229	$—	$262,436

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$25,976	$—	$—	$25,976
U.S. government agency securities	24,375	30,273	—	54,648
U.S. corporate notes	34,695	—	—	34,695
U.S. commercial paper	—	97,221	—	97,221
Money market funds	91,805	—	—	91,805
Total	$176,851	$127,494	$—	$304,345

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

The fair value of debt was estimated based on the quoted price of the instrument. The carrying values and estimated fair values for the notes were as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible subordinated notes	$172,500	$183,219	$172,500	$202,391

8. Operating Lease

The Company leases its South San Francisco, California, facilities under a non-cancelable operating lease. Future minimum lease payments under this lease, exclusive of executory costs, at September 30, 2011, were as follows:

(in thousands)
Years ending December 31:
Remainder of 2011	$1,173
2012	5,429
2013	5,029
2014	4,859
2015	5,005
Thereafter	23,962
Total	$45,457

9. Commitments and Contingencies

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2011.

10. Stock-Based Compensation and Stockholders’ Net Capital Deficiency

Equity Incentive Plan

The 2004 Plan provides for the granting of stock options, stock appreciation rights, RSUs and RSAs to employees, officers, directors and consultants of the Company. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. As of September 30, 2011, total shares remaining available for issuance under the 2004 Plan were 2,123,027.

Employee Stock Purchase Plan

As of September 30, 2011, a total of 2,025,000 shares of common stock were approved and authorized for issuance under the Employee Stock Purchase Plan (ESPP).

Stock-Based Compensation Expense

The allocation of stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Research and development	$3,510	$2,564	$10,021	$7,709
General and administrative	3,380	1,933	8,685	6,607
Total	$6,890	$4,497	$18,706	$14,316

As of September 30, 2011, unrecognized compensation expense was as follows: $7.9 million related to unvested stock options; $21.2 million related to unvested RSUs; and $25.2 million related to unvested RSAs.

Compensation Awards

The Company granted the following compensation awards:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Number of Compensation Awards Granted	Weighted Average Exercise Price/Fair Value	Number of Compensation Awards Granted	Weighted Average Exercise Price/ Fair Value
2004 Plan
Stock options	582,250	$22.06	167,000	$15.95
RSUs time-based	465,000	25.03	945,542	10.48
RSAs time-based	1,168,000	24.59	—	—
RSUs performance-contingent(1)	—	—	210,000	10.12
RSAs performance-contingent(2)	1,315,000	24.26	—	—

2008 Plan
Stock options	—	$—	110,000	$10.95

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

(2)               During the first quarter of 2011, the Company granted special long-term retention and incentive equity awards to executive officers and certain employees. The vesting of these awards is tied to the achievement of certain performance targets over a six-year timeframe from 2011 through December 31, 2016 and continued employment, both of which must be satisfied in order for vesting to occur. The maximum potential expense associated with this program is $31.9 million, which if achieved would be allocated as $6.3 million for research and development expense and $25.6 million for general and administrative expense and recognized in increments based on achievement of the performance conditions. During the third quarter of 2011, the Company granted an incentive equity award to a non-executive officer that has dual triggers of vesting based upon the achievement of a performance target over a timeframe from 2011-2013 and continued employment through 2014, both of which must be satisfied in order for the award to vest in full. The maximum potential expense associated with this award is approximately $475,000, which if achieved would be allocated to research and development expense and recognized in increments based on achievement of the performance conditions. As of September 30, 2011, the Company determined that the achievement of the performance conditions under these awards was not probable, and as a result, no compensation expense has been recognized. Management believes that the likelihood of achieving all of the performance targets under these awards is remote.

Valuation Assumptions

The range of weighted average assumptions used to estimate the fair value of stock options granted was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee stock options
Risk-free interest rate	1.20%-2.17%	2.00%-2.12%	1.20%-2.57%	2.00%-2.82%
Expected term (in years)	6	6	5-6	5-6
Volatility	0.53	0.49	0.49-0.55	0.48-0.52
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value of stock options granted	$9.74	$6.45	$11.15	$7.02

Stockholders’ net capital deficiency

For the nine months ended September 30, 2011, 1,141,544 shares were exercised at a weighted average exercise price of $8.89 per share for a total of $10.1 million.

11. Subsequent Event

On November 1, 2011, the Company and GSK entered into an agreement pursuant to which GSK agreed to purchase through an affiliate, in a private placement, 58,411 shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on October 31, 2011 pursuant to its rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended.

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

OVERVIEW

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. Our key programs include: RELOVAIR™, LAMA/LABA (‘719/vilanterol (VI)) and MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), each partnered with GlaxoSmithKline plc (GSK), and our oral Peripheral Mu Opioid Receptor Antagonist (PµMA) program. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

Our net loss was $30.6 million in the third quarter and $78.3 million in the first nine months of 2011, compared with $21.2 million and $64.6 million for the same periods in 2010, respectively. Total operating expenses were $35.6 million in the third quarter and $93.3 million in the first nine months of 2011, compared with $25.1 million and $77.7 million for the same periods in 2010, respectively. Cash, cash equivalents and marketable securities totaled $265.2 million at September 30, 2011, a decrease of $44.5 million since December 31, 2010. The decrease was primarily due to cash used in operations, partially offset by net proceeds of $12.3 million received from our private placements of common stock to an affiliate of GSK, and a $3.0 million milestone payment received from GSK for the initiation of a Phase 1 combination study in the MABA program, and $2.1 million royalty revenue from VIBATIV® sales.

Program Highlights

Respiratory Programs

Registrational Programs with RELOVAIR™ in COPD and Asthma

The registrational programs for RELOVAIR™ in chronic obstructive pulmonary disease (COPD) and asthma remain on track. RELOVAIR™ is an investigational once-daily medicine that combines fluticasone furoate (FF, an inhaled corticosteroid or ICS) and vilanterol (VI, a long-acting beta2 agonist or LABA) for the treatment of patients with COPD or asthma.

The registrational program in COPD consists of five studies, including two 12-month exacerbation studies, two six-month efficacy and safety studies, and a detailed lung function profile study. The asthma registrational program is designed to determine the safety and efficacy of RELOVAIR™ in asthma patients who remain uncontrolled on their current treatment. The program includes an exacerbation study, a 12-month safety study (which also supports the COPD program), a 12-week low-dose combination efficacy study, a 24-week high-dose combination efficacy study, a 24-week head-to-head study of RELOVAIR™ versus Advair®/Seretide™, a 24-week study of FF versus fluticasone propionate (FP), a 12-week study of VI versus salmeterol, and a hypothalamic-pituitary-adrenal (HPA) axis study.

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

The LAMA/LABA Phase 3 program, which will evaluate over 5,000 patients with COPD globally, consists of a 52-week study to evaluate the long term safety and tolerability of ‘719 (125mcg) alone, as well as the combination ‘719/VI (125/25mcg), two large 6-month pivotal studies that will compare improvements in lung function between ‘719/VI, its components and placebo, two 6-month studies to compare the combination with its components and tiotropium and two studies to assess the effect of ‘719/VI on exercise endurance. The Phase 3 program will investigate two doses of ‘719 (125mcg and 62.5mcg) and two doses of the combination ‘719/VI (125/25mcg and 62.5/25mcg).

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) in COPD

The Phase 2b program for GSK961081 (‘081) continues in line with expectations. ‘081 is a single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activity. The primary objective of the Phase 2b study is to evaluate dose response, dose interval, efficacy, and safety of ‘081 by studying once-daily doses (100mcg, 400mcg, and 800mcg), twice-daily doses (100mcg, 200mcg, and 400mcg), the active comparator salmeterol twice-daily (50mcg) and placebo over a 28-day period. Data from this Phase 2b study will support the selection of a dose and dosing interval for further studies of ‘081.

During the third quarter, GSK initiated a Phase 1 study of ‘081 in combination with fluticasone propionate (FP), an inhaled corticosteroid (ICS). The primary objective of this single-dose study is to evaluate the safety, pharmacokinetics and pharmacodymanics of the combination of ‘081 and FP versus its components. Theravance received a milestone payment of $3.0 million under the Strategic Alliance Agreement for the initiation of the study.

In October 2011, Theravance and GSK amended the 2004 Strategic Alliance Agreement to expand the MABA program. Theravance granted to GSK an exclusive license to develop and commercialize additional preclinical MABA compounds discovered by Theravance. Theravance received an upfront payment of $1.0 million and has the potential to receive clinical, regulatory and commercial milestone payments as well as royalties on worldwide net sales if one of these MABA compounds is successfully commercialized. In connection with this amendment, Theravance regained full rights to its MonoAmine Reuptake Inhibitor (MARIN) program, which is currently in Phase 1 development, and its Angiotensin Receptor-NEP Inhibitor (ARNI) program in preclinical development.

Bacterial Infections

VIBATIV® (telavancin hydrochloride) in Nosocomial Pneumonia in Europe

In September 2011, Astellas Pharma Europe Ltd., a subsidiary of Tokyo-based Astellas Pharma Inc., and Theravance announced that the European Commission granted marketing authorization for VIBATIV® (telavancin hydrochloride), following the Committee for Human Medicinal Products’ (CHMP) positive opinion in May 2011. VIBATIV®, discovered by Theravance, is a bactericidal, once-daily injectable lipoglycopeptide antibacterial agent with a dual mechanism of action against Gram-positive bacteria, including resistant pathogens such as methicillin-resistant Staphylococcus aureus (MRSA).

The VIBATIV® marketing authorization from the European Commission is granted for the treatment of adults with nosocomial pneumonia (hospital-acquired), including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. The marketing authorization for VIBATIV® is valid in all Member States of the European Community. Norway and Iceland have also authorized sale in their respective territories. Launch plans are under review.

Central Nervous System (CNS)/Pain Program

Oral Peripheral Mu Opioid Receptor Antagonist (PµMA) — TD-1211

Enrollment is progressing in the Phase 2b program, which will assess the safety, tolerability and clinical activity of TD-1211 in patients with opioid-induced constipation (OIC). This program is evaluating several doses and dose regimens to provide information for the design of the Phase 3 program. TD-1211 is an investigational once-daily, orally-administered, peripherally selective, multivalent inhibitor of the mu opioid receptor designed to alleviate gastrointestinal side effects of opioid therapy without affecting analgesia.

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

In connection with the LABA collaboration, in 2002, GSK purchased through an affiliate shares of our Series E preferred stock for an aggregate purchase price of $40.0 million. On July 22, 2011, Glaxo Group Limited converted 2,580,645 shares of our Class A common stock into our common stock on a one share-for-one share basis in accordance with the terms of our restated certificate of incorporation.

Strategic Alliance with GSK

In March 2004, we entered into our strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party.

In 2005, GSK licensed our bifunctional muscarinic antagonist-beta2 agonist (MABA) program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the “Additional MABAs”). GSK’s development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to ‘081, the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized only as a combination product, such as a MABA/ICS, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, we could earn total milestone payments up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total milestone payments up to $129.0 million.

In connection with the expansion of the MABA program, GSK relinquished its option right on our MonoAmine Reuptake Inhibitor (MARIN) program and Angiotensin Receptor-NEP Inhibitor (ARNI) program. GSK has no further option rights on any of our research or development programs under the strategic alliance.

In May 2004, GlaxoSmithKline LLC, an affiliate of GSK, purchased 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million and, upon the closing of our initial public offering on October 8, 2004, GlaxoSmithKline LLC purchased an additional 433,757 shares of Class A common stock for an aggregate purchase price of $6.9 million. On July 21, 2011, GSK converted all of the shares of our Class A common stock held by GSK and its affiliate into 9,401,499 shares of our common stock on a one share-for-one share basis in accordance with the terms of our restated certificate of incorporation. In addition, Glaxo Group Limited, an affiliate of GSK, purchased shares of our common stock pursuant to its rights under our governance agreement with GSK dated June 4, 2004, as amended, as follows:

	Through September 30, 2011
	Common stock shares	Aggregate Amounts (in thousands)
Purchase dates
November 29, 2010	5,750,000	$129,375
February 24, 2011	152,278	3,609
May 3, 2011	261,299	6,689
August 2, 2011	102,466	2,020

GSK Upfront Fees, Milestone Payments and Revenue

During the three months ended September 30, 2011, we received a $3.0 million milestone payment from GSK for the initiation of the Phase 1 combination study in our MABA program. We deemed that this milestone and any additional potential milestones related to ‘081 in the MABA program are not substantive due to the fact that achievement of the milestones predominantly relates to GSK’s development, manufacturing and commercialization activities. In October 2011, we received an upfront payment of $1.0 million from GSK related to the Additional MABAs. We will allocate revenue from this upfront payment and any potential milestones related to the Additional MABAs under the MABA program, as discussed above, to each non-contingent element based upon the relative selling price of each element. When applying the relative selling price method, we will determine the selling price for each deliverable using vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price, if either exists. If neither VSOE nor TPE of selling price exists for a deliverable, we will use best estimated selling price for that deliverable. Revenue allocated to each element will then be recognized when earned. We deemed that any potential milestones related to the Additional MABAs in the MABA program are not substantive due to the fact that achievement of the milestones predominantly relates to GSK’s development, manufacturing and commercialization activities.

Revenue recognized through amortization of the deferred upfront fees and milestone payments from GSK under the LABA collaboration and strategic alliance agreement was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
GSK Collaborations
LABA/ RELOVAIR™ collaboration	$1.3	$1.3	$3.8	$3.8
Strategic alliance agreement	0.5	0.7	1.9	2.1
Strategic alliance—MABA license	0.6	0.5	1.6	1.5
Total	$2.4	$2.5	$7.3	$7.4

License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of telavancin. In July 2006, Japan was added to the collaboration, thereby giving Astellas worldwide rights to this medicine. Under this arrangement, we are responsible for substantially all costs to develop and obtain U.S. regulatory approval for telavancin and Astellas is responsible for substantially all other costs associated with commercialization of VIBATIV®. We are entitled to receive royalties from Astellas on global net sales of VIBATIV® that, on a percentage basis, range from the high teens to the upper twenties depending on sales volume. Astellas has the right to terminate this agreement since VIBATIV® was not approved by the U.S. Food and Drug Administration (FDA) before December 31, 2008.

The FDA has approved VIBATIV® for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria including both methicillin-resistant (MRSA) and methicillin-susceptible (MSSA) strains of Staphylococcus aureus in adult patients. VIBATIV® is also approved in Canada for the treatment of cSSSI in adult patients. In September 2011, the European Commission granted marketing authorization for VIBATIV® for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by methicillin-resistant Staphylococcus aureus (MRSA) when other alternatives are not suitable.

Through September 30, 2011, we have received $191.0 million in upfront, milestone and other fees from Astellas. We recorded these payments as deferred revenue and are amortizing them ratably over our estimated performance period (development and commercialization period). We are eligible to receive up to an additional $15.0 million in milestone payments. We have deemed $10.0 million of the remaining potential milestone payments to be substantive as we are responsible for substantially all activities to develop and obtain U.S. regulatory approval for telavancin for the treatment of nosocomial pneumonia. However, management believes that the likelihood of achieving this milestone is low. The remaining potential milestone payment of $5.0 million is not deemed substantive due to the fact that pursuing regulatory approval of telavancin in the regions of the world outside of the U.S. is predominantly the responsibility of Astellas.

Revenue recognized under this collaboration agreement was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Amortization of deferred revenue	$3.2	$3.2	$9.7	$9.7
Royalties from net sales of VIBATIV®	0.8	0.4	2.1	0.5
Proceeds from VIBATIV® delivered to Astellas	—	—	1.2	1.4
Cost of VIBATIV® delivered to Astellas	—	—	(1.2)	(0.9)
Cost of unrealizable VIBATIV® inventory	—	(0.8)	—	(0.8)
Total net revenue	$4.0	$2.8	$11.8	$9.9

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the nine months ended September 30, 2011 compared to those discussed in our 2010 Annual Report on Form 10-K filed on February 28, 2011, except as related to the adoption of Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition—Milestone Method” an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” and ASU No. 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, an update to ASC Topic 605, “Revenue Recognition”.

We adopted ASU 2010-17 and elected the milestone method which did not have a material impact on our condensed consolidated financial statements. However, the election will result in different accounting treatment for future substantive milestones earned after the date of this adoption. Non-substantive milestones will continue to be recognized over the estimated performance period.

For agreements entered into or materially modified after January 1, 2011 that include contingent milestone payments, we will evaluate whether each milestone is substantive in nature. Where a substantive milestone is achieved in a collaboration arrangement, we will recognize the milestone as the related payment is earned. If we determine a milestone is not substantive, then the revenues from the related milestone payment will be recognized over the performance period associated with the remaining deliverables under the related agreement.

RESULTS OF OPERATIONS

Revenue

Revenue, compared to the same periods in 2010, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	$	%	2011	2010	$	%
Revenue	$6.4	$5.3	$1.1	21%	$19.2	$17.3	$1.9	11%

Through September 30, 2011, we recognize revenue from the amortization of upfront fees and milestone payments related to our GSK LABA collaboration and strategic alliance agreements. From Astellas, we recognize revenue from the amortization of upfront and milestone payments related to our telavancin collaboration, royalties from net sales of VIBATIV® and the impact of VIBATIV® inventory transfers or dispositions. Revenue increased to $6.4 million in the third quarter and $19.2 million in the first nine months of 2011, from the comparable periods in 2010. Both of these increases were primarily due to an increase in royalty revenue of $0.4 million in the third quarter and $1.6 million for the first nine months of 2011 resulting from higher net sales of VIBATIV® and an expense of $0.8 million related to VIBATIV® inventory that was no longer realizable, which was recognized in the third quarter of 2010.

Upfront fees and certain milestone payments have been deferred and are being amortized ratably into revenue over the estimated performance period (the product development period). Upfront fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements and from Astellas under the telavancin collaboration were as follows:

	Through September 30, 2011
(in millions)	Upfront and Other Fees	Milestone Payments	Total
GSK Collaborations
LABA/RELOVAIR™ collaboration(1)	$10.0	$50.0	$60.0
Strategic alliance agreement	20.0	—	20.0
Strategic alliance—LAMA license(2)	5.0	3.0	8.0
Strategic alliance—MABA license	5.0	16.0	21.0
Astellas License agreement	70.0	121.0	191.0
Total	$110.0	$190.0	$300.0

(1)               We do not currently expect to be eligible for any additional milestones under this collaboration.

(2)               In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. In 2009, GSK returned the program to us.

Upfront fees and certain milestone payments received from GSK and Astellas have been deferred and are being amortized ratably into revenue over the estimated performance period with end dates ranging between 2011 and 2021. Future revenue will include the ongoing amortization of upfront and milestone payments earned, royalties from Astellas on net sales of VIBATIV® and proceeds from Astellas for transfers of inventory offset by our cost of inventory no longer realizable. We periodically review and, if necessary, revise the estimated periods of our performance pursuant to these contracts.

Research & Development

Research and development (R&D) expenses, compared to the same periods in 2010, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	$	%	2011	2010	$	%
Employee related	$8.7	$7.1	$1.6	23%	$25.5	$22.4	$3.1	14%
External R&D	9.5	3.5	6.0	171%	17.9	10.9	7.0	64%
Stock-based compensation	3.5	2.6	0.9	35%	10.0	7.7	2.3	30%
Facilities, depreciation and other allocated	6.1	5.3	0.8	15%	17.7	16.6	1.1	7%
Total R&D expenses	$27.8	$18.5	$9.3	50%	$71.1	$57.6	$13.5	23%

R&D expenses increased to $27.8 million in the third quarter and to $71.1 million in the first nine months of 2011, from the comparable periods in 2010. Both of these increases were primarily due to the higher external costs associated with clinical activities related to our PµMA and MARIN programs and higher employee related expenses.

During the first quarter of 2011, we granted special long-term retention and incentive equity awards to executive officers and certain employees and special long-term retention and incentive cash bonus awards to certain employees. The vesting of these awards is tied to the achievement of certain performance targets over a six-year timeframe from 2011 through December 31, 2016 and continued employment, both of which must be satisfied in order for vesting to occur. The maximum potential expense for R&D associated with this program is $6.3 million related to stock-based compensation expense and $35.4 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. During the third quarter of 2011, we granted an incentive equity award to a non-executive officer that has dual triggers of vesting based upon the achievement of a performance target over a timeframe from 2011-2013 and continued employment through 2014, both of which must be satisfied in order for the award to vest in full. The maximum potential expense for R&D associated with this award is approximately $475,000, which would be recognized in increments based on achievement of the performance conditions. As of September 30, 2011, we determined that the achievement of the performance conditions under these awards was not probable, and as a result, no compensation expense has been recognized. Management believes that the likelihood of achieving all of the performance targets under these awards is remote.

We anticipate R&D expenses for the remainder of 2011 to increase relative to the first three quarters of the year. R&D expenses in 2011 are being driven largely by employee related expenses, costs associated with our continued development efforts in our PµMA program for opioid-induced constipation with TD-1211, our MARIN program with TD-9855, and costs associated with our earlier stage clinical programs and new drug discovery programs. We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative (G&A) expenses, compared to the same periods in 2010, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	$	%	2011	2010	$	%
G&A expenses	$7.8	$6.6	$1.2	18%	$22.2	$20.1	2.1	10%

G&A expenses increased to $7.8 million in the third quarter and to $22.2 million in the first nine months of 2011, from the comparable periods in 2010. Both of these increases were primarily due to higher employee related expenses, partially offset by lower facilities related costs.

During the first quarter of 2011, we granted special long-term retention and incentive equity awards to executive officers and certain employees and special long-term retention and incentive cash bonus awards to certain employees. The vesting of these awards is tied to the achievement of certain performance targets over a six-year timeframe from 2011 through December 31, 2016 and continued employment, both of which must be satisfied in order for the vesting to occur. The maximum potential expense for G&A associated with this program is $25.6 million related to stock-based compensation expense and $4.4 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. As of September 30, 2011, we determined that the achievement of the requisite performance conditions was not probable, and as a result, no compensation expense has been recognized. Management believes that the likelihood of achieving all of the performance targets is remote.

We anticipate G&A expenses for the remainder of 2011 to be at a similar level to the first three quarters of the year.

Interest income

Interest income, compared to the same periods in 2010, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	$	%	2011	2010	$	%
Interest income	$0.1	$0.1	$—	—%	$0.3	$0.4	$(0.1)	(25)%

Interest income remained relatively flat at $0.1 million in the third quarter and $0.3 million in the first nine months of 2011, compared to the comparable periods in 2010.

We anticipate interest income to fluctuate in the future due to changes in average cash equivalents and marketable securities balances and changes in market interest rates.

Interest expense

Interest expense, compared to the same periods in 2010, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	$	%	2011	2010	$	%
Interest expense	$1.5	$1.5	$—	—%	$4.5	$4.5	$—	—%

Interest expense is primarily comprised of interest expense and amortization of debt issuance costs from our convertible subordinated notes issued in January 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration arrangements. As of September 30, 2011, we had $265.2 million in cash, cash equivalents and marketable securities, excluding $0.9 million in restricted cash that was pledged as collateral for certain of our leases.

We expect to incur substantial expenses as we continue our discovery and development efforts; particularly to the extent we advance our product candidates into clinical studies, which are very expensive. Two Phase 2 studies are underway in our PµMA program and we anticipate initiating additional Phase 1 studies and a Phase 2 study for MARIN. We also intend to conduct a number of other preclinical and clinical studies in other programs. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans, milestone and royalty forecasts and spending assumptions. If our current operating plans, milestone and royalty forecasts or spending assumptions change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted. In addition, we regularly explore debt restructuring and/or reduction alternatives, including through tender offers, redemptions, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

Cash flows, compared to the same period in 2010, were as follows:

	Nine Months Ended September 30,
(in millions)	2011	2010
Net cash used in operating activities	$(63.0)	$(60.1)
Net cash used in investing activities	$(60.4)	$(22.3)
Net cash provided by financing activities	$22.8	$97.9

Cash used in operations increased $2.9 million for the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to higher uses of cash for operating liabilities.

Cash used in investing activities increased $38.1 million for the nine months ended September 30, 2011, compared to the same period in 2010, primarily resulting from higher cash balances being invested in short-term investments during the first nine months of 2011, compared to the same period in 2010.

Cash provided by financing activities decreased $75.1 million for the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to net proceeds of $93.5 million received from our public offering of common stock that closed in March 2010, partially offset by proceeds of $12.3 million received from our private placements with GSK and a $3.0 million milestone payment received from GSK for the initiation of a Phase 1 combination study in the MABA program during the nine months ended September 30, 2011.

Off-Balance Sheet Arrangements

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

Contractual Obligations and Commercial Commitments

During the first nine months of 2011, there have been no significant changes in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of September 30, 2011.

Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world with the current lead LABA, VI. If the results of the Phase 3 studies with RELOVAIR™ are positive, a portion of these potential milestone payments could be payable to GSK within the next two years. We have not recognized any liabilities relating to this agreement as of September 30, 2011.

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

Recently Adopted Accounting Updates

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method” an update to ASC Topic 605, “Revenue Recognition”. This update provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. We elected to adopt the milestone method of revenue recognition on a prospective basis effective January 1, 2011. The election of the milestone method did not have a material impact on our condensed consolidated financial statements. However, the election will result in different accounting treatment for future substantive milestones earned after the date of this adoption. Non-substantive milestones will continue to be recognized over the remaining performance period.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, an update to ASC Topic 605, “Revenue Recognition”. This update requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor specific objective evidence or other third party evidence of the selling price. The guidance became effective on a prospective basis in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all periods presented. We elected to adopt this update on a prospective basis effective January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements. However, the election may result in different accounting treatment for future collaboration arrangements than the accounting treatment applied to previous and existing collaboration arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the first nine months of 2011, there have been no significant changes in our market risk or how our market risk is managed compared to that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of September 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

The RELOVAIR™ Phase 3 registrational program for COPD commenced in October 2009, the RELOVAIR™ Phase 3 registrational program for asthma commenced in March 2010 and the RELOVAIR™ Phase 3b program for COPD commenced in February 2011. The registrational programs are nearing completion, and we anticipate reporting the results from the COPD program early in 2012 and the asthma program in the first half of 2012. Any adverse developments or results or perceived adverse developments or results with respect to the RELOVAIR™ program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  the U.S. Food and Drug Administration (FDA) determining that additional clinical studies are required with respect to the RELOVAIR™ asthma or COPD programs;

•                  inability to gain, or delay in gaining, regulatory approval for the new delivery device used in the program;

•                  safety or other concerns arising from ongoing preclinical or clinical studies in this program, including, without limitation, the COPD outcomes study initiated in February 2011;

•                  safety or other concerns arising from the ongoing long-acting muscarinic antagonist (LAMA)/long-acting beta2 agonist (LABA) Phase 3 program having to do with the LABA vilanterol, or VI, which is also a component of RELOVAIR™;

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

The lead compound, GSK961081 (‘081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK is currently being evaluated in a Phase 2b program including a Phase 2b study and a number of non-clinical studies, as well as a Phase 1 study in combination with fluticasone propionate (FP), an inhaled corticosteroid (ICS) . Any adverse developments or results or perceived adverse developments or results with respect to these studies will harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  the FDA determining that any of these studies do not demonstrate adequate safety or efficacy, or that additional non-clinical or earlier stage clinical studies are required with respect to the MABA program;

•                  inability to gain, or delay in gaining, regulatory approval for the delivery device used in the program;

•                  safety or other concerns arising from ongoing non-clinical studies or the Phase 1 study of ‘081 in combination with FP, an ICS;

•                  the Phase 2b study raising safety concerns or not demonstrating efficacy; or

•                  any change in FDA policy or guidance regarding the use of MABAs to treat COPD.

If telavancin is not approved for nosocomial pneumonia (NP) in the United States, the commercialization of VIBATIV® in the U.S. will continue to be adversely affected and the price of our securities could fall.

Our first New Drug Application (NDA), for VIBATIV® (telavancin) for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria in adult patients, was approved by the FDA in September 2009. In January 2009, we submitted a second telavancin NDA to the FDA for the NP indication based on data from our two Phase 3 studies referred to as the ATTAIN studies. These studies were conducted in accordance with the then current draft FDA guidelines and met their primary efficacy endpoint of clinical cure. During the fourth quarter of 2010 the FDA issued new draft guidance for antibacterial clinical trial design for the treatment of NP with a focus on mortality as the primary efficacy endpoint. In late 2010, we received a Complete Response Letter from the FDA indicating that the ATTAIN studies do not meet the new draft guidance and that additional clinical studies will be required for approval. We do not plan to conduct additional clinical studies for NP, but we do intend to continue to engage with FDA concerning the NP NDA. Lack of FDA approval for use of telavancin to treat NP has adversely affected and may continue to adversely affect commercialization of this medicine in the United States, and provides our collaboration partner Astellas with the right to terminate their license, development and commercialization agreement with us.

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

Each of our product candidates must undergo extensive preclinical and clinical studies as a condition to regulatory approval. Preclinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies or decisions to terminate programs. For example, we had planned to commence the Phase 2b study in our MABA program with GSK in 2009, but the program was delayed until late 2010.

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

•                  varying interpretations of data by the FDA and similar foreign regulatory agencies; and

•                  a regional disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

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

•                  the limited indication for which VIBATIV® was approved by regulatory authorities in Europe and the related labeling restrictions;

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

Our collaboration partner currently relies on a single source of supply of telavancin API and a single source of supply of telavancin drug product. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, including maintaining current good manufacturing practice (cGMP) compliance, our collaboration partner may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API and drug product in a timely manner. Any inability to acquire sufficient quantities of API and drug product in a timely manner from current or future sources could adversely affect the commercialization of telavancin and could cause the price of our securities to fall.

The current supplier of telavancin drug product was inspected by U.S. and foreign regulatory authorities in 2011, and cGMP deficiencies were noted, not specifically related to the manufacture of telavancin drug product, with the supplier’s production and quality systems. We believe, based on communications with our collaboration partner, that the telavancin drug product manufactured to date by the supplier will not be affected and will remain available for sale in the United States. However, additional telavancin drug product will need to be manufactured to meet longer-term United States demand as well as demand from foreign countries where telavancin is or may be approved for use in the future. We are unable to predict the amount of time it will take for the supplier and the U.S. and foreign regulatory authorities to resolve the Good Manufacturing Practice compliance issues, during which time production could be delayed. In addition, in August 2011 the current supplier of telavancin drug product announced its intention to transition out of the contract manufacturing services business over the next several years. Identifying and qualifying an alternative manufacturer for telavancin drug product will likely take a significant amount of time. We have been advised by our collaboration partner that no telavancin drug product intended to meet E.U. specifications has as yet been manufactured.  If the current drug product supplier is unable to manufacture telavancin in sufficient quantities in the near future, and if supplemental or alternative commercial manufacture of telavancin drug product cannot be arranged on a timely basis, the commercial introduction of telavancin in the E.U. and Canada will be materially delayed, the commercialization of telavancin in the U.S. may be adversely affected, our business will be harmed and the price of our securities could fall.

With respect to our programs other than telavancin, we have limited in-house production capabilities for pre-clinical and early clinical study purposes, and depend primarily on a number of third-party API and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, we may not be able to locate alternative manufacturers or enter into acceptable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay clinical studies, prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our API and drug product are subject to the FDA’s cGMP regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

Even if we receive regulatory approval for our product candidates, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. For example, VIBATIV®’s U.S. labeling contains a boxed warning regarding the risks of use of VIBATIV® during pregnancy. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. In addition, the approved labeling for VIBATIV® in the E.U. specifies that VIBATIV® should be used only in situations where it is known or suspected that other alternatives are not suitable. These restrictions could continue to make it more difficult to market VIBATIV®. Further, now that VIBATIV® is approved, we remain subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing.

In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers’ facilities, a regulatory agency may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. For example, during the first half of 2011, U.S. and foreign regulatory agencies inspected the third party manufacturer that is the sole supplier of telavancin drug product and noted deficiencies, not specifically related to the manufacture of telavancin drug product, with the supplier’s production and quality systems. We are unable to predict the amount of time it will take for the supplier and the regulatory agencies to resolve the Good Manufacturing Practice compliance issues and whether they may interrupt commercialization of VIBATIV® in the U.S. or delay commercial introduction of VIBATIV® in Europe, Canada and any other countries where VIBATIV® may be approved in the future. In addition, we may experience a significant drop in the sales of the product, our royalties on product revenues and reputation in the marketplace may suffer, and we could face lawsuits.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. Our first approved product, VIBATIV®, was launched by our partner Astellas in the U.S. in November 2009, and to date we have received modest royalty revenues. From the commercial launch through September 30, 2011, Astellas recorded VIBATIV® net sales of $22.5 million. We recognize royalty revenue from Astellas in the period the royalties are earned based on net sales of VIBATIV® by Astellas as reported to us by Astellas. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of September 30, 2011, we had an accumulated deficit of approximately $1.3 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone and royalty forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. Though we have no current intention to do so, if we were to conduct additional studies to support the telavancin NP NDA and we were required to fund such studies, our capital needs could increase substantially. We intend to continue clinical development of the lead compounds in our PµMA and MARIN programs. Two Phase 2 studies are underway in our PµMA program and we anticipate initiating additional Phase 1 studies and a Phase 2 study for MARIN. We also intend to conduct a number of other preclinical and clinical studies in other programs. In addition, under our LABA collaboration with GSK, in the event that vilanterol (VI), which is the current lead LABA product candidate in RELOVAIR™ and

LAMA/LABA (‘719/VI) and which was discovered by GSK, is approved and launched in multiple regions of the world as both a single agent and a combination product or two different combination products, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million and we would not be entitled to receive any further milestone payments from GSK. Future financing to meet our capital needs may not be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnership with them, we will be unable to develop or commercialize our partnered product candidates as planned.

We entered into our LABA collaboration agreement with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our telavancin development and commercialization agreement with Astellas in November 2005. In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of RELOVAIR™, LAMA/LABA (‘719/VI) and any product candidates in the MABA program. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and commercial launch. In connection with our license, development and commercialization agreement with Astellas, Astellas is responsible for the commercialization of VIBATIV® and any royalties to us from net sales of VIBATIV® will depend upon Astellas’ ability to commercialize the medicine.

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they may terminate our partnership with them. In either event, we may be unable to assume the development and commercialization of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. In addition, with the exception of product candidates in our LABA collaboration and the MABA program under the strategic alliance, our partners generally are not restricted from developing and commercializing their own products and product candidates that compete with those licensed from us. If a partner elected to promote its own products and product candidates in preference to those licensed from us, future payments to us could be reduced and our business and financial condition would be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of the partner. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration.

If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. For example, under the terms of our telavancin license, development and commercialization agreement, Astellas has the right to terminate the agreement since VIBATIV® was not approved by the FDA before December 31, 2008. If Astellas chooses to terminate the agreement, the further commercialization of VIBATIV® would be delayed, our business could be harmed and the price of our securities could fall.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

We have active collaborations with GSK for RELOVAIR™, LAMA/LABA (‘719/VI) and the MABA program and with Astellas for VIBATIV®, and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory agencies. Each of TD-5108, our lead compound in the 5-HT4 program, TD-1792, our investigational antibiotic, and TD-1211, the lead compound in our PµMA program for opioid-induced constipation, has successfully completed a Phase 2 proof-of-concept study, and TD-4208, our LAMA compound that GSK returned to us in February 2009 under the terms of the strategic alliance agreement, has completed a single-dose Phase 1 study. In addition, in connection with the expansion of the MABA program under the strategic alliance with GSK in October 2011, GSK relinquished its right to option the MARIN and ARNI programs. We currently intend to seek third parties with which to pursue collaboration arrangements for the development and commercialization of these programs. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current uncertain economy, which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates which may cause our stock price to decline.

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

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  significant costs and expenses associated with creating an independent sales and marketing organization.

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

We are highly dependent on principal members of our management team and scientific staff to operate our business. Our company is located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market remains intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities, which may cause our stock price to decline.

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

As of October 26, 2011, GSK beneficially owned approximately 18.4% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

GSK’s rights under the governance agreement may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2011, we owned 260 issued United States patents and 792 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The risks identified in the two preceding risk factors also apply to the intellectual property protection efforts of our partner, GSK. To the extent the intellectual property protection of any of the assets in the LABA collaboration are successfully challenged or encounter problems with the United States Patent and Trademark Office or other comparable agencies throughout the world, the future commercialization of these potential medicines could be delayed or prevented. Any challenge to the intellectual property protection of a late-stage development asset arising from the LABA collaboration could harm our business and cause the price of our securities to fall.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                  any adverse developments or results or perceived adverse developments or results with respect to the development of RELOVAIR™ with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for RELOVAIR™, delays in completing the various Phase 3 studies or any indication from these studies that RELOVAIR™ is not safe or efficacious;

•                  any adverse developments or results or perceived adverse developments or results with respect to the LAMA/LABA (‘719/VI) program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for ‘719/VI, delays in completing the Phase 3 studies or any indication from these studies that ‘719/VI is not safe or efficacious;

•                  any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including, without limitation, any indication from the Phase 2b program and other clinical and preclinical studies of ‘081 that the compound is not safe or efficacious;

•                  any adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV®, including, without limitation, any failure to meet market expectations with respect to the timing and volume of sales of VIBATIV® and the uncertainties surrounding drug product manufacture and supply for the E.U.;

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

•                  any announcements of developments with, or comments by, the FDA or other regulatory agencies with respect to products we or our partners have under development or have commercialized, such as the cGMP compliance issues that the single-source drug product supplier for VIBATIV® is facing with U.S. and foreign regulatory agencies;

•                  our incurrence of expenses in any particular quarter that are different than market expectations;

•                  the extent to which GSK advances (or does not advance) RELOVAIR™, the LAMA/LABA program and the MABA program through development into commercialization;

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

•                  any adverse developments or perceived adverse developments with respect to our partnering efforts with our 5-HT4, PµMA, MARIN and ARNI programs, TD-1792 or TD-4208;

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

•                  relative illiquidity in the public market for our common stock (our six largest stockholders other than GSK collectively owned approximately 47.3% of our outstanding capital stock as of October 26, 2011); and

•                  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of October 26, 2011, GSK beneficially owned approximately 18.4% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.5% of our outstanding capital stock. Based on our review of publicly available filings as of October 26, 2011, our six largest stockholders other than GSK collectively owned approximately 47.3% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 2, 2011, we completed the sale of shares of our common stock to Glaxo Group Limited, an affiliate of GSK, at a price of $19.71 per share, resulting in aggregate gross proceeds of $2.0 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no finders’ fees were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

10.54	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (form in effect from July 2011)
10.55	Form of Time-Based Vesting Notice of Stock Option Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect from July 2011)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350
101*

The following financial information from Theravance, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

November 2, 2011	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

November 2, 2011	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.54	Form of Time-Based Vesting Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2004 Equity Incentive Plan (form in effect from July 2011)
10.55	Form of Time-Based Vesting Notice of Stock Option Grant and Stock Option Agreement under 2004 Equity Incentive Plan (form in effect from July 2011)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350
101*

The following financial information from Theravance, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.