Form 10-K
period 2011-12-31
THERAVANCE INC
filed 2012-02-27
CIK 1080014

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Market on June 30, 2011 was $961,098,794.

          On February 17, 2012, there were 86,149,162 shares of the registrant's Common Stock outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE

          Specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2012 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE, INC.

2011 Form 10-K Annual Report

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

 PART I

ITEM 1.    BUSINESS

Overview

        Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. Our key programs include: RELOVAIR™, LAMA/LABA ('719/vilanterol (VI)) and MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), each partnered with GlaxoSmithKline plc (GSK), and our oral Peripheral Mu Opioid Receptor Antagonist (PµMA) program. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need. Our headquarters are located at 901 Gateway Boulevard, South San Francisco, California 94080. Theravance was incorporated in Delaware in November 1996 under the name Advanced Medicine, Inc. and began operations in May 1997. The Company changed its name to Theravance, Inc. in April 2002.

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

        In total, our research and development expenses, including stock-based compensation expense, incurred for all of our therapeutic programs in 2011, 2010, and 2009 were $103.5 million, $75.1 million and $77.5 million, respectively.

        We have entered into the following respiratory collaboration arrangements with GSK:

        In November 2002, we entered into our long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration is developing combination products, RELOVAIR™ and the LAMA/LABA '719/VI. For the treatment of asthma, the collaboration is developing RELOVAIR™. RELOVAIR™ is an investigational once-daily inhaled corticosteroid (ICS)/LABA combination treatment, comprising fluticasone furoate and vilanterol (FF/VI). '719/VI is an investigational once-daily combination medicine consisting of the long-acting muscarinic antagonist (LAMA) GSK573719 ('719) and the LABA, VI.

        In March 2004, we entered into our strategic alliance agreement with GSK under which GSK received an option to license certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program under this agreement and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds.

        Astellas Pharma Inc. (Astellas) recently exercised its right to terminate our 2005 collaboration arrangement for the development and commercialization of VIBATIV® (telavancin), a bactericidal, once-daily injectable antibiotic developed by us for the treatment of Gram-positive infections, including methicillin-resistant Staphylococcus aureus. The U.S. Food and Drug Administration (FDA) has approved VIBATIV® for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria, including both methicillin-resistant (MRSA) and methicillin-susceptible (MSSA) strains of Staphylococcus aureus, in adult patients. VIBATIV® is also approved in Canada for the treatment of cSSSI in adult patients. In September 2011, the European Commission granted marketing authorization for VIBATIV® for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. However, in February 2012 the Committee for Medicinal Products for Human Use (CHMP) recommended to the European Commission that it suspend this marketing authorization because the single-source VIBATIV® drug product supplier does not meet the Good Manufacturing Practice (GMP) requirements to allow the manufacture of VIBATIV®. We currently are focused on evaluating commercialization alternatives for VIBATIV®, including re-partnering, and re-establishing consistent VIBATIV® product supply. Due to the supplier's manufacturing issues, VIBATIV® is currently subject to critical product shortages and regional supply outages in the U.S. If the issues at the manufacturer are not promptly resolved, obtaining supply would require identifying and qualifying an alternative manufacturer, which could take 12 to 24 months.

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

Key:

  •
  ADHD:  Attention Deficit Hyperactivity Disorder

  •
  CNS:  Central Nervous System

  •
  COPD:  Chronic Obstructive Pulmonary Disease

  •
  GI:  Gastrointestinal

  •
  GP-Ceph:  Glycopeptide-Cephalosporin

  •
  ICS:  Inhaled Corticosteroid

  •
  LABA:  Long-Acting Beta2 Agonist

  •
  LAMA:  Long-Acting Muscarinic Antagonist

  •
  MABA:  Bifunctional Muscarinic Antagonist-Beta2 Agonist

  •
  MARIN:  Monoamine Reuptake Inhibitor

  •
  PµMA:  Peripheral Mu Opioid Receptor Antagonist

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

  •
  Filed indicates that a New Drug Application or European Marketing Authorization Application has been submitted to and accepted for filing by the FDA or European Medicines Agency, respectively.

  •
  We consider programs in which at least one compound has successfully completed a Phase 2a study showing efficacy and tolerability as having achieved Proof-of-Concept.

Our Relationship with GlaxoSmithKline

LABA collaboration with GSK

        In November 2002, we entered into our LABA collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. For the treatment of COPD, the collaboration is developing combination products, RELOVAIR™ and the LAMA/LABA '719/VI. For the treatment of asthma, the collaboration is developing RELOVAIR™. RELOVAIR™ is an investigational once-daily combination medicine consisting of a LABA, VI, previously referred to as GW642444 or '444, and an ICS, fluticasone furoate (FF). The LAMA/LABA, '719/VI, is an investigational once-daily combination medicine consisting of the LAMA, '719, and the LABA, VI. The RELOVAIR™ program is aimed at developing a once-daily combination LABA/ICS to succeed GSK's Advair®/Seretide™ (salmeterol and fluticasone as a combination) franchise, which reported 2011 sales of approximately $8.1 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which reported 2011 sales of approximately $3.1 billion. '719/VI, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which reported 2010 sales of approximately $3.8 billion.

        The current lead product candidates in the LABA collaboration, VI and FF, were discovered by GSK. In the event that VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. If global regulatory authorities accept the applications for RELOVAIR™, which we anticipate will be filed by GSK beginning in mid-2012, a portion of these potential milestone payments could be payable to GSK within the next two years. We are entitled to annual royalties from GSK of 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as '719/VI, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine would be applicable.

        In connection with the LABA collaboration, in 2002, Glaxo Group Limited, an affiliate of GSK, purchased shares of our Series E preferred stock for an aggregate purchase price of $40.0 million.

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

        In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the "Additional MABAs"). GSK's development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to '081, the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing '081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing '081 is commercialized only as a combination product, such as a MABA/ICS, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing '081 is successfully developed and commercialized in multiple regions of the world, we could earn total milestone payments up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total milestone payments up to $129.0 million.

        In connection with the expansion of the MABA program, GSK relinquished its option right on our MonoAmine Reuptake Inhibitor (MARIN) program and Angiotensin Receptor-NEP Inhibitor (ARNI) program. GSK has no further option rights on any of our research or development programs under the strategic alliance.

        In May 2004, GlaxoSmithKline LLC, an affiliate of GSK, purchased 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million and, upon the closing of our initial public offering on October 8, 2004, GlaxoSmithKline LLC purchased an additional 433,757 shares of Class A common stock for an aggregate purchase price of $6.9 million. In November 2010 Glaxo Group Limited, an affiliate of GSK, purchased 5,750,000 shares of our Common Stock for an aggregate purchase price of $129.4 million.

GSK Conversion of our Class A Common Stock and Purchases of Common Stock under our Governance Agreement with GSK

        In July 2011, GSK converted all of the shares of our Class A common stock held by its affiliates into 9,401,499 shares of our common stock on a one share-for-one share basis in accordance with the terms of our restated certificate of incorporation. In addition, Glaxo Group Limited purchased shares of our common stock pursuant to its periodic "top-up" rights under our governance agreement with GSK dated June 4, 2004, as amended, as follows:

	Through December 31, 2011
	Common Stock Shares Purchased	Aggregate Amounts (in thousands)
Purchase dates
February 24, 2011	152,278	$3,609
May 3, 2011	261,299	$6,689
August 2, 2011	102,466	$2,020
November 1, 2011	58,411	$1,298

Program Highlights

Respiratory Programs with GSK

RELOVAIR™

        RELOVAIR™ is an investigational once-daily ICS/LABA combination treatment, comprising FF/VI, currently in development for the treatment of patients with COPD or asthma.

        In January 2012, we and GSK announced that GSK intends to commence global regulatory filings in COPD and asthma beginning in mid-2012 based upon the initial outcomes from pivotal Phase 3 studies for once-daily RELOVAIR™ in COPD and asthma. For asthma, GSK will continue discussions with the FDA on the regulatory requirements for a U.S. asthma indication.

LAMA/LABA Combination (GSK573719/Vilanterol or '719/VI)

        Enrollment is complete for the seven ongoing studies in the Phase 3 program for the once-daily LAMA/LABA dual bronchodilator '719/VI. '719/VI combines two bronchodilators currently under development—'719, a LAMA and VI, a LABA. These two molecules provide two mechanisms of bronchodilation for patients with COPD: antagonism of acetylcholine muscarinic receptors and agonism of beta2 adrenoreceptors.

        The LAMA/LABA Phase 3 program, which will evaluate over 5,000 patients with COPD globally, consists of a 52-week study to evaluate the long term safety and tolerability of '719 (125mcg) alone, as well as the combination '719/VI (125/25mcg), two large 6-month pivotal studies that will compare improvements in lung function between '719/VI, its components and placebo, two 6-month studies to compare the combination with its components and tiotropium and two studies to assess the effect of '719/VI on exercise endurance. The Phase 3 program will investigate two doses of '719 (125mcg and 62.5mcg) and two doses of the combination '719/VI (125/25mcg and 62.5/25mcg).

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

        GSK961081 ('081), the lead compound in the MABA program with GSK, is a single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activity. In February 2012, we announced topline results from a Phase 2b COPD study with '081.

        In October 2011, we and GSK amended the 2004 Strategic Alliance Agreement to expand the MABA program. We granted to GSK an exclusive license to develop and commercialize additional preclinical MABA compounds discovered by Theravance. We received an upfront license payment of $1.0 million and have the potential to receive clinical, regulatory and commercial milestone payments as well as royalties on worldwide net sales if one of these MABA compounds is successfully commercialized. In connection with this amendment, we regained full rights to our MonoAmine Reuptake INhibitor (MARIN) program, which is currently in Phase 2 development, and our Angiotensin Receptor-NEP Inhibitor (ARNI) program in preclinical development.

Bacterial Infections Program

VIBATIV® (telavancin) for injection

        On January 6, 2012, Astellas exercised its right to terminate our VIBATIV® collaboration agreement and we regained full global rights to VIBATIV®, our once-daily injectable lipoglycopeptide antibiotic approved in the U.S. and Canada. We currently are focusing our efforts on evaluating commercialization alternatives for VIBATIV®, including re-partnering, and re-establishing consistent VIBATIV® product supply.

Central Nervous System (CNS)/Pain Program

Oral Peripheral Mu Opioid Receptor Antagonist (PµMA)—TD-1211

        Enrollment is progressing in the Phase 2b program, which will assess the safety, tolerability and clinical activity of TD-1211 in patients with opioid-induced constipation. This program is evaluating several doses and dose regimens to provide information for the design of the Phase 3 program. TD-1211 is an investigational once-daily, orally-administered, peripherally selective, multivalent inhibitor of the mu opioid receptor designed to alleviate gastrointestinal side effects of opioid therapy without affecting analgesia.

MonoAmine Reuptake INhibitor (MARIN)—TD-9855

        In December 2011, we announced the initiation of an Attention-Deficit/Hyperactivity Disorder (ADHD) Phase 2 proof-of-concept study with TD-9855, the lead compound in our MARIN program. This Phase 2 study will evaluate the safety and efficacy of two different doses of TD-9855 in adult male patients with ADHD. TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor (NSRI) discovered by Theravance for the treatment of CNS conditions such as ADHD and chronic pain.

Theravance Respiratory Program

Long-Acting Muscarinic Antagonist (LAMA)—TD-4208

        In November 2011, we announced positive topline results from a Phase 2a single-dose COPD study of TD-4208, an investigational inhaled LAMA, discovered by Theravance. In this study, TD-4208 met the primary endpoint by demonstrating a statistically significant mean change from baseline in peak forced expiratory volume in one second (FEV1) compared to placebo, and was generally well tolerated.

Other Programs

        In addition to the programs listed above, we have other clinical-stage programs for bacterial infections, cognitive disorders and gastrointestinal motility.

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

        Partner with leading pharmaceutical companies.    Our strategy is to seek collaborations with leading pharmaceutical companies to accelerate development and commercialization of our product candidates at the strategically appropriate time. The LABA collaboration and our strategic alliance with GSK are examples of these types of partnerships.

        Leverage the extensive experience of our people.    We have an experienced senior management team with many years of experience discovering, developing and commercializing new medicines with companies such as Bristol-Myers Squibb Company, Gilead Sciences, Merck & Co. and Pfizer.

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

Manufacturing

        Though we have limited in-house active pharmaceutical ingredient (API) production capabilities, we rely primarily on a number of third parties, including contract manufacturing organizations and our collaborative partners, to produce our active pharmaceutical ingredient and drug product. Manufacturing of compounds in the RELOVAIR™, '719/VI, and MABA programs is handled by GSK, and we are now responsible for manufacture of VIBATIV® as a result of the termination of the VIBATIV® collaboration agreement with Astellas.

        We believe that we have in-house expertise to manage a network of third-party manufacturers. We believe that we will be able to continue to negotiate third-party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for us to obtain internal manufacturing capacity in order to develop or commercialize our products. However, if we are unable to obtain contract manufacturing or obtain such manufacturing on commercially reasonable terms, or if manufacturing is interrupted at one of our suppliers, whether due to regulatory or other reasons, we may not be able to develop or commercialize our products as planned. Due to manufacturing issues at the single-source supplier of VIBATIV® drug product, VIBATIV® is currently subject to critical product shortages and regional supply outages in the U.S. If the issues at the manufacturer are not promptly resolved, obtaining supply would require identifying and qualifying an alternative manufacturer, which could take 12 to 24 months.

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

        The results of product development, preclinical studies and clinical studies must be submitted to the FDA as part of a new drug application, or NDA. The NDA also must contain extensive manufacturing information. NDAs for new chemical entities are subject to performance goals defined in the Prescription Drug User Fee Act (PDUFA) which suggests a goal for FDA action within 6 months for applications that are granted priority review and 10 months for applications that receive standard review. For a product candidate no active ingredient of which has been previously approved by the FDA, the FDA must either refer the product candidate to an advisory committee for review or provide in the action letter on the application for the product candidate a summary of the reasons why the product candidate was not referred to an advisory committee prior to approval. In addition, under the 2009 Food and Drug Administration Amendments Act, the FDA has authority to require submission of a formal Risk Evaluation and Management Strategy (REMS) to ensure safe use of the product. At the end of the review period, the FDA communicates an approval of the NDA or issues a complete response listing the application's deficiencies.

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

        If we obtain regulatory approval for a medicine, this clearance to market the product will be limited to those diseases and conditions for which the medicine is effective, as demonstrated through clinical studies and included in the medicine's labeling. Even if this regulatory approval is obtained, a marketed medicine, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved medicines by carefully monitoring manufacturers' compliance with its current Good Manufacturing Practice (cGMP) regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing of a medicine. The regulations are intended to make sure that a medicine is safe for use, and that it has the ingredients and strength it claims to have. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the medicine or manufacturer, including costly recalls or withdrawal of the medicine from the market.

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

        As of December 31, 2011, we owned 271 issued United States patents and 907 granted foreign patents, as well as additional pending United States patent applications and foreign patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds along with methods of design, synthesis, selection and use relevant to multivalency in general and to our research and development programs in particular. In particular, we own the following U.S. patents which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for telavancin: U.S. Patent No. 6,635,618 B2, expiring on September 22, 2021; U.S. Patent No. 6,858,584 B2, expiring on August 24, 2022; U.S. Patent No. 6,872,701 B2, expiring on June 5, 2021; U.S. Patent No. 7,008,923 B2, expiring on May 6, 2021; U.S. Patent No. 7,208,471 B2, expiring on May 1, 2021; U.S. Patent No. 7,351,691 B2, expiring on May 1, 2021; U.S. Patent No. 7,531,623 B2, expiring on January 1, 2027; U.S. Patent No. 7,544,364 B2, expiring on May 1, 2021; and U.S. Patent No. 7,700,550 B2, expiring on May 1, 2021. On October 15, 2010, we filed patent term extension (PTE) applications in the United States Patent and Trademark Office (USPTO) for U.S. Patent Nos. 6,635,618 B2; 6,872,701 B2; and 7,208,471 B2. These PTE applications are currently pending and if granted, we will be permitted to extend the term of one of these patents for the period determined by the USPTO.

        United States issued patents and foreign patents generally expire 20 years after filing. The patent rights relating to telavancin owned by us currently consist of United States patents that expire between 2019 and 2027, additional pending United States patent applications and counterpart patents and patent applications in a number of jurisdictions, including Europe. Nevertheless, issued patents can be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position we will need to obtain effective claims and enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

        We have entered into a License Agreement with Janssen Pharmaceutica (Janssen) pursuant to which we have licensed rights under certain patents owned by Janssen covering an excipient used in the formulation of telavancin. We believe that the general and financial terms of the agreement with Janssen are ordinary course terms. Pursuant to the terms of this license agreement, we are obligated to pay royalties and milestone payments to Janssen based on any commercial sales of telavancin. The license is terminable by us upon prior written notice to Janssen or upon an uncured breach or a liquidation event of one of the parties.

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

        LABA Collaboration with GSK.    We anticipate that, if approved, any product from our LABA collaboration with GSK, including RELOVAIR™ and the LAMA/LABA '719/VI, will compete with a number of approved bronchodilator drugs and drug candidates under development that are designed to treat asthma and COPD. These include but are not limited to Advair®/Seretide® (salmeterol and fluticasone as a combination) marketed by GSK, Foradil®/Oxis® (formoterol) marketed by a number of companies, Symbicort® (formoterol and budesonide as a combination) marketed by AstraZeneca, Dulera® (formoterol and mometasone as a combination) marketed by Merck, and Spiriva® (tiotropium) marketed by Boehringer-Ingelheim and Pfizer. Onbrez® (indacaterol) is marketed in multiple international markets by Novartis and was approved as a single-agent by the FDA during 2011 with launch reportedly planned for early 2012. For markets outside of the United States, Novartis is developing indacaterol in combination with an ICS (mometasone). In addition, indacaterol combined with a muscarinic antagonist is being developed by Novartis. Boehringer-Ingelheim is developing a combination product with tiotropium and the long-acting beta agonist olodaterol for the treatment of COPD. In addition, several firms are reported to be developing new formulations of salmeterol-fluticasone and formoterol-budesonide which may be marketed as generics or branded generics relative to the existing products from GSK and AstraZeneca, respectively. All of these efforts represent potential competition for any product from our LABA collaboration.

        VIBATIV® (telavancin).    VIBATIV® competes with vancomycin, a generic drug that is manufactured by a variety of companies, as well as other drugs marketed to treat complicated skin and skin structure infections caused by Gram-positive bacteria. Currently marketed products include but are not limited to Cubicin® (daptomycin) marketed by Cubist Pharmaceuticals, Zyvox® (linezolid) and Tygacil® (tigecycline) both marketed by Pfizer, and Teflaro® (ceftaroline) marketed by Forest Laboratories. To compete effectively with these medicines, and in particular with the relatively inexpensive generic option of vancomycin, we will need to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, VIBATIV® is preferable to vancomycin and other existing or subsequently-developed anti-infective drugs in certain clinical situations.

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

Employees

        As of December 31, 2011, we had 222 employees, 171 of which were engaged primarily in research and development activities. None of our employees are represented by a labor union. We consider our employee relations to be good.

Available Information

        Our Internet address is www.theravance.com. Our investor relations website is located at http://ir.theravance.com. We make available free of charge on our investor relations website under "SEC Filings" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors' and officers' Section 16 Reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the U.S. Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Theravance and the Theravance logo are registered trademarks of Theravance, Inc. Trademarks, tradenames or service marks of other companies appearing in this report are the property of their respective owners.

ITEM 1A.    RISK FACTORS

        In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business and us.

Risks Related to our Business

If regulatory authorities determine that the RELOVAIR™ Phase 3 program in asthma or chronic obstructive pulmonary disease (COPD) does not demonstrate safety and efficacy, the RELOVAIR™ program will be significantly delayed or terminated, our business will be harmed, and the price of our securities could fall.

        The RELOVAIR™ Phase 3 registrational program for COPD concluded in late 2011 and we currently expect the RELOVAIR™ Phase 3 registrational program for asthma to conclude in the first half of 2012. The RELOVAIR™ Phase 3b program for COPD commenced in February 2011. In early 2012, we and GSK reported topline results from the Phase 3 registrational program for COPD and all but one study from the Phase 3 registrational program for asthma. In connection with reporting these topline results, GSK announced its intention (i) to submit in 2012 regulatory applications in the U.S. and Europe for COPD and an application in Europe for asthma, and (ii) to continue discussions with the U.S. Food and Drug Administration (FDA) on the regulatory requirements for a U.S. asthma indication. Any adverse developments or results or perceived adverse developments or results with respect to the RELOVAIR™ program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

  •
  not every study in the Phase 3 programs with RELOVAIR™ achieved its primary endpoint, and the FDA and/or other regulatory authorities may determine that additional clinical studies are required;

  •
  inability to gain, or delay in gaining, regulatory approval for the new delivery device used in these programs;

  •
  safety or other concerns arising from non-clinical or clinical studies in these programs. For example, GSK is investigating reports of fatal pneumonia with RELOVAIR™ primarily at the highest dose;

  •
  safety or other concerns arising from the ongoing long-acting muscarinic antagonist (LAMA)/long-acting beta2 agonist (LABA) Phase 3 program having to do with the LABA vilanterol, or VI, which is also a component of RELOVAIR™;

  •
  regulatory authorities determining that the Phase 3 program in asthma or COPD raises safety concerns or does not demonstrate efficacy; or

  •
  any change in FDA policy or guidance regarding the use of LABAs to treat asthma.

        On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA now requires that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, on March 10 and 11, 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as "clinical trial design") to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it is requiring the manufacturers of currently marketed LABAs to conduct additional randomized, double-blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. Results from these post-marketing studies are expected in 2017. It is unknown at this time what, if any, effect these or future FDA actions will have on the development of RELOVAIR™. The current uncertainty regarding the FDA's position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in increased time and cost of the asthma clinical trials in the United States for RELOVAIR™ and increase the overall risk of the RELOVAIR™ asthma program in the United States.

If the '719/VI Phase 3 program for the treatment of COPD does not demonstrate safety and efficacy, the '719/VI program will be significantly delayed or terminated, our business will be harmed, and the price of our securities could fall.

        The '719/VI Phase 3 program with the combination of the LABA, VI, and the LAMA GSK573719, or '719, for the treatment of COPD commenced in February 2011. Any adverse developments or results or perceived adverse developments or results with respect to the '719/VI program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

  •
  the FDA and/or other regulatory authorities determining that additional clinical studies are required with respect to the Phase 3 program in COPD;

  •
  inability to gain, or delay in gaining, regulatory approval for the new delivery device used in the program;

  •
  safety or other concerns arising from ongoing non-clinical or clinical studies in this program;

  •
  safety or other concerns arising from the RELOVAIR™ Phase 3 programs having to do with the LABA, VI, which is also a component of '719/VI;

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

        The lead compound, GSK961081 ('081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK recently completed a Phase 2b study and a Phase 1 study in combination with fluticasone propionate (FP), an inhaled corticosteroid (ICS), and a number of Phase 3-enabling non-clinical studies are ongoing. We announced topline results from the Phase 2b COPD study in February 2012 and progression into Phase 3 is dependent upon successful completion of the Phase 3-enabling studies. Any adverse developments or results or perceived adverse developments or results with respect to these studies will harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

  •
  the FDA and/or other regulatory authorities determining that any of these studies do not demonstrate adequate safety or efficacy, or that additional non-clinical or clinical studies are required with respect to the MABA program;

  •
  inability to gain, or delay in gaining, regulatory approval for the delivery device used in the program;

  •
  safety or other concerns arising from the Phase 3-enabling non-clinical studies; or

  •
  any change in FDA policy or guidance regarding the use of MABAs to treat COPD.

Our collaboration agreement for VIBATIV® was terminated in early 2012, VIBATIV® was returned to us, and we have no experience selling or distributing products and no internal capability to do so.

        Generally, our strategy is to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. With VIBATIV®, which was returned to us by Astellas in January 2012, and any of our product candidates that receive regulatory approval in the future and are not covered by our current agreements with GSK or AstraZeneca, we will need a partner in order to commercialize such products unless we establish a sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability. At present, we have no sales personnel and a limited number of marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

  •
  significant costs and expenses associated with creating an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability;

  •
  our unproven ability to recruit and retain adequate numbers of effective sales and marketing personnel;

  •
  the unproven ability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products; and

  •
  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

        If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, we will have difficulty commercializing VIBATIV® and other product candidates, which would adversely affect our business and financial condition and which could cause the price of our securities to fall.

With regard to all of our programs, any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and could cause the price of our securities to fall.

        Each of our product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Non-clinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies or decisions to terminate programs. For example, we had planned to commence the Phase 2b study in our MABA program with GSK in 2009, but the program was delayed until late 2010.

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

  •
  our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;

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

  •
  varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities; and

  •
  a regional disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

If our product candidates that we develop on our own or through collaborative partners are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them.

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

        Our first New Drug Application (NDA), for VIBATIV® (telavancin) for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria in adult patients, was approved by the FDA in September 2009. In January 2009, we submitted a second telavancin NDA to the FDA for the NP indication based on data from our two Phase 3 studies referred to as the ATTAIN studies. These studies were conducted in accordance with the then current draft FDA guidelines and met their primary efficacy endpoint of clinical cure. During the fourth quarter of 2010 the FDA issued new draft guidance for antibacterial clinical trial design for the treatment of NP with a focus on mortality as the primary efficacy endpoint. In late 2010, we received a Complete Response Letter from the FDA indicating that the ATTAIN studies do not meet the new draft guidance and that additional clinical studies will be required for approval. We do not plan to conduct additional clinical studies for NP, but we do intend to continue to engage with FDA concerning the NP

NDA. Lack of FDA approval for use of telavancin to treat NP has adversely affected and may continue to adversely affect commercialization of this medicine in the United States.

If any product candidates, in particular those in any respiratory program with GSK, are determined to be unsafe or ineffective in humans, our business will be adversely affected and the price of our securities could fall.

        Although our first product, VIBATIV®, is approved in the U.S. and Canada, none of our other product candidates have been approved by regulatory authorities. We are uncertain whether any of our other product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery may not result in the creation of successful medicines. The risk of failure for our product candidates is high. For example, in late 2005, we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301, and GSK discontinued development of TD-5742, the first LAMA compound licensed from us, after completing a single-dose Phase 1 study. The data supporting our drug discovery and development programs is derived solely from laboratory experiments, non-clinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing or early clinical testing stages.

        Several well-publicized Complete Response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include boxed warnings and changes in approved indications over the last several years, as well as growing public and governmental scrutiny of safety issues, have created an increasingly conservative regulatory environment. The implementation of new laws and regulations, and revisions to FDA clinical trial design guidance, have increased uncertainty regarding the approvability of a new drug. Further, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal risk evaluation and mitigation strategy (REMS) at the FDA's discretion. These new laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA's review and approval of our product candidates.

There is currently a single manufacturer for VIBATIV® product supply and we rely on a single source of supply for a number of our product candidates; accordingly, our business will be harmed if these manufacturers are not able to satisfy demand and alternative sources are not available.

        There is currently a single source of supply of telavancin API and a single source of supply of VIBATIV® drug product. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, including maintaining current good manufacturing practice (cGMP) compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API and drug product in a timely manner. Any inability to acquire sufficient quantities of API and drug product in a timely manner from current or future sources could further adversely affect the commercialization of VIBATIV® and could cause the price of our securities to fall.

        During the fourth quarter of 2011, the third party manufacturer of VIBATIV® drug product notified the FDA of an ongoing investigation related to its production equipment and processes. The notification included all products manufactured at the third party manufacturer's facility which remain within expiry, including batches of manufactured but unreleased VIBATIV®. In November 2011, Astellas (our former VIBATIV® collaboration partner) voluntarily placed a hold on distribution of VIBATIV® to wholesalers, and cancelled pending orders for VIBATIV® with this manufacturer. VIBATIV® drug product previously manufactured by, and still on-site at, this manufacturer will not become available for sale in the U.S. unless and until the batches are released. We cannot predict when or if the manufactured batches of VIBATIV® will be released. In addition, in August 2011 the third party manufacturer of VIBATIV® drug product announced its intention to transition out of the contract manufacturing services business over the next several years. Additional VIBATIV® drug product will need to be manufactured to meet longer-term U.S. demand as well as demand from the E.U. and Canada. In February 2012 the Committee for Medicinal Products for Human Use (CHMP) recommended to the European Commission that it suspend marketing authorization for VIBATIV® because the single-source VIBATIV® drug product supplier does not meet the GMP requirements to allow the manufacture of VIBATIV®. No VIBATIV® drug product intended to meet E.U. specifications has as yet been manufactured. Identifying and qualifying an alternative manufacturer for VIBATIV® drug product may take 12 to 24 months.

        If the VIBATIV® drug product on-site at the third party manufacturer is not released in the near future, the commercialization of VIBATIV® in the U.S. will continue to be adversely affected, and if supplemental or alternative commercial manufacture of VIBATIV® drug product cannot be arranged on a timely basis, the commercial introduction of VIBATIV® in the E.U. and Canada will be materially delayed. In each such case, our business will be harmed and the price of our securities could fall.

        With respect to our programs other than VIBATIV®, we have limited in-house production capabilities for non-clinical and early clinical study purposes, and depend primarily on a number of third-party API and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, we may not be able to locate alternative manufacturers or enter into acceptable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay clinical studies, prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our API and drug product are subject to the FDA's cGMP regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

        Even if we receive regulatory approval for our product candidates, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. For example, VIBATIV®'s U.S. labeling contains a boxed warning regarding the risks of use of VIBATIV® during pregnancy. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. In addition, the VIBATIV® labeling that was approved for the E.U. in 2011 specifies that VIBATIV® should be used only in situations where it is known or suspected that other alternatives are not suitable. These restrictions could make it more difficult to market VIBATIV®. Further, in February 2012 the CHMP recommended to the European Commission that it suspend marketing authorization for VIBATIV® because the single-source VIBATIV® drug product supplier does not meet the GMP requirements to allow the manufacture of VIBATIV®. With VIBATIV® approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing.

        In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers' facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. For example, during the fourth quarter of 2011, the third party manufacturer of VIBATIV® drug product notified the FDA of an ongoing investigation related to its production equipment and processes. The notification included all products manufactured at the third party manufacturer's facility which remain within expiry, including batches of manufactured but unreleased VIBATIV®. Astellas (our former VIBATIV® collaboration partner) subsequently placed a voluntary hold on distribution of VIBATIV® to wholesalers and cancelled pending orders for VIBATIV® with this manufacturer. With this supply interruption and the termination of our VIBATIV® collaboration agreement with Astellas, commercialization of VIBATIV® has essentially stopped, we will likely experience a significant drop in the sales of the product and the reputation of VIBATIV® in the marketplace may suffer.

        We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies with respect to VIBATIV®, as well as governmental authorities in those foreign countries in which any of our product candidates are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition, which may cause our stock price to decline.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

        We have been engaged in discovering and developing compounds and product candidates since mid-1997. Our first approved product, VIBATIV®, was launched by our partner Astellas in the U.S. in November 2009, and to date we have received only modest revenues from VIBATIV® sales. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of December 31, 2011, we had an accumulated deficit of approximately $1.3 billion.

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

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates or commercialize VIBATIV® and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

        We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone and royalty forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. We are likely to require additional capital to fund operating needs thereafter. Although we have no current intention to do so, if we were to conduct additional studies to support the telavancin NP NDA, or if we were to build the sales and marketing, distribution and compliance infrastructure to commercialize VIBATIV® without a partner, our capital needs would increase substantially. We intend to continue development of our pipeline. A Phase 2b program is underway in our PµMA program and we initiated a Phase 2 study for MARIN in late 2011. We also intend to invest in other assets in our pipeline, including our Hepatitis C virus (HCV) and cardiovascular programs in late-stage discovery, and conduct a number of other non-clinical and earlier-stage clinical studies in other programs. Further, pursuant to the terms of the recent termination of our collaboration agreement with Astellas, we may purchase up to $11.0 million of VIBATIV® inventory during 2012. In addition, under our LABA collaboration with GSK, in the event that vilanterol (VI), which is the current lead LABA product candidate in RELOVAIR™ and LAMA/LABA ('719/VI) and which was discovered by GSK, is approved and launched in multiple regions of the world as both a single agent and a combination product or two different combination products, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million and we would not be entitled to receive any further milestone payments from GSK. Future financing to meet our capital needs may not be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

VIBATIV® may not be accepted by physicians, patients, third party payors, or the medical community in general, and this risk is aggravated by the current critical product shortages and regional supply outages.

        The commercial success of VIBATIV® depends upon its acceptance by physicians, patients, third party payors and the medical community in general. We cannot be sure that VIBATIV® will be accepted by these parties. VIBATIV® competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. Even if the medical community accepts that VIBATIV® is safe and efficacious for its indicated use, physicians may restrict the use of VIBATIV® due to the current product shortages stemming from the manufacturing issues at the drug product supplier, the recent termination of our VIBATIV® collaboration agreement with Astellas, or otherwise. If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, VIBATIV® is preferable to vancomycin and other antibacterial drugs, we may never generate meaningful revenue from VIBATIV® which could cause the price of our securities to fall. The degree of market acceptance of VIBATIV® depends on a number of factors, including, but not limited to:

  •
  the demonstration of the clinical efficacy and safety of VIBATIV®;

  •
  the experiences of physicians, patients and payors with the use of VIBATIV® in the U.S.;

  •
  potential negative perceptions of physicians related to our inability to obtain FDA approval of our NP NDA, the product shortages stemming from the manufacturing issues at the drug product supplier or the recent termination of our VIBATIV® collaboration agreement with Astellas;

  •
  potential negative perceptions of physicians related to the recent CHMP recommendation to the European Commission that it suspend marketing authorization for VIBATIV® because the single-source VIBATIV® drug product supplier does not meet the GMP requirements to allow the manufacture of VIBATIV®;

  •
  the advantages and disadvantages of VIBATIV® compared to alternative therapies;

  •
  our ability to educate the medical community about the safety and effectiveness of VIBATIV®;

  •
  the reimbursement policies of government and third party payors; and

  •
  the market price of VIBATIV® relative to competing therapies.

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, as Astellas did with our VIBATIV® collaboration agreement in January 2012, we may not be able to develop or commercialize our partnered product candidates as planned.

        We entered into our LABA collaboration agreement with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our VIBATIV® collaboration agreement with Astellas in November 2005. In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of RELOVAIR™, LAMA/LABA ('719/VI) and any product candidates in the MABA program. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and, if approved, commercialization. Astellas terminated the VIBATIV® agreement in January 2012.

        Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they may terminate our partnership with them, as Astellas did in January 2012. In either event, we may be unable to assume the development and commercialization of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. In addition, with the exception of product candidates in our LABA collaboration and the MABA program under the strategic alliance, our partners generally are not restricted from developing and commercializing their own products and product candidates that compete with those licensed from us. If a partner elected to promote its own products and product candidates in preference to those licensed from us, future payments to us could be reduced and our business and financial condition would be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of the partner. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration.

        If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. For example, Astellas terminated the VIBATIV® collaboration agreement in January 2012, and both due to the termination and the current product shortages and regional supply outages stemming from the manufacturing issues at the third party VIBATIV® drug product supplier, the commercialization of VIBATIV® in the U.S. has essentially stopped and the commercial introduction of VIBATIV® in the E.U. and Canada has been delayed.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize VIBATIV® and our product candidates and our business will be adversely affected.

        We have active collaborations with GSK for RELOVAIR™, LAMA/LABA ('719/VI) and the MABA program and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory authorities. Each of TD-5108, our lead compound in the 5-HT4 program, TD-1792, our investigational antibiotic, TD-1211, the lead compound in our PµMA program for opioid-induced constipation and TD-4208, our LAMA compound, has successfully completed a Phase 2 proof-of-concept study. In addition, in connection with the expansion of the MABA program under the strategic alliance with GSK in October 2011, GSK relinquished its right to option our MARIN and ARNI programs. Also, we now have full rights to VIBATIV® as a result of the termination of our collaboration agreement with Astellas in January 2012. We currently intend to seek third parties with which to pursue collaboration arrangements for the development and commercialization of our development programs and for the future commercialization of VIBATIV®. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current uncertain economy, which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates which may cause our stock price to decline.

We depend on third parties in the conduct of our clinical studies for our product candidates.

        We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of our non-clinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our non-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that our clinical studies are conducted in accordance with good clinical practices (GCPs) and other regulations as required by the FDA and foreign regulatory authorities, and the applicable protocol. Failure by these parties to comply with applicable regulations, GCPs and protocols in conducting studies of our product candidates can result in a delay in our development programs or non-approval of our product candidates by regulatory authorities.

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

        As of February 17, 2012, GSK beneficially owned approximately 18.4% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

GSK's rights under the governance agreement may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

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

        Under our governance agreement with GSK, GSK currently may sell or transfer our common stock only pursuant to a public offering registered under the Securities Act or pursuant to Rule 144 of the Securities Act. Beginning in September 2012, GSK will have no contractual restrictions on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our company to a third party.

Risks Related to Legal and Regulatory Uncertainty

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

        We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2011, we owned 271 issued United States patents and 907 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

        The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies' operating performance, in particular during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

  •
  any adverse developments or results or perceived adverse developments or results with respect to the development of RELOVAIR™ with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for RELOVAIR™, delays in completing the Phase 3 program in asthma or any indication from the Phase 3 programs that RELOVAIR™ is not safe or efficacious (for example, the investor reaction to the topline results from the RELOVAIR™ Phase 3 registrational programs announced in early 2012);

  •
  any adverse developments or results or perceived adverse developments or results with respect to the LAMA/LABA ('719/VI) program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for '719/VI, delays in completing the Phase 3 studies or any indication from these studies that '719/VI is not safe or efficacious;

  •
  any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for '081 or any indication from ongoing non-clinical studies of '081 that the compound is not safe or efficacious;

  •
  any further adverse developments with respect to the commercialization of VIBATIV®, including, without limitation, the uncertainties surrounding drug product manufacture and supply and how, when and where VIBATIV® will be commercialized;

  •
  any further adverse developments or perceived adverse developments with respect to our telavancin NP NDA, which the FDA has determined cannot be approved without data from additional clinical studies;

  •
  any adverse developments or perceived adverse developments in the field of LABAs, including any change in FDA policy or guidance (such as the pronouncement in February 2010 warning that LABAs should not be used alone in the treatment of asthma and related labeling requirements, the impact of the March 2010 FDA Advisory Committee discussing LABA clinical trial design to evaluate serious asthma outcomes or the FDA's April 2011 announcement that manufacturers of currently marketed LABAs conduct additional clinical studies comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone);

  •
  GSK's decisions whether or not to purchase from us, on a quarterly basis, sufficient shares of common stock to maintain its ownership percentage taking into account our preceding quarter's option exercise and equity vesting activity;

  •
  any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development or have commercialized, such as the cGMP compliance issues that the single-source drug product supplier for VIBATIV® is facing with U.S. and foreign regulatory authorities;

  •
  our incurrence of expenses in any particular quarter that are different than market expectations;

  •
  the extent to which GSK advances (or does not advance) RELOVAIR™, the LAMA/LABA program and the MABA program through development into commercialization;

  •
  any adverse developments or perceived adverse developments with respect to our relationship with GSK, including, without limitation, disagreements that may arise between us and GSK concerning the public announcement of data (both timing and content) from the Phase 3 programs with RELOVAIR™ and '719/VI and the MABA program;

  •
  any adverse developments or perceived adverse developments with respect to our partnering efforts with VIBATIV®, our 5-HT4, PµMA, MARIN and ARNI programs, TD-1792 or TD-4208;

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

  •
  relative illiquidity in the public market for our common stock (our six largest stockholders other than GSK collectively owned approximately 50.9% of our outstanding capital stock as of February 17, 2012); and

  •
  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

        As of February 17, 2012, GSK beneficially owned approximately 18.4% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.58% of our outstanding capital stock. Based on our review of publicly available filings as of February 17, 2012, our six largest stockholders other than GSK collectively owned approximately 50.9% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in South San Francisco, CA, and consist of two leased buildings of approximately 110,000 and 40,000 square feet. The lease expires in May 2020 and we may extend the terms for two additional five-year periods. The current annual rental expense under these leases is approximately $6.7 million. As security for performance of certain obligations under the facility operating leases for our headquarters, we were required to have a financial institution issue letters of credit in the aggregate of approximately $0.8 million, which we have collateralized with the financial institution by an equal amount of restricted cash.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been traded on the Nasdaq Global Market under the symbol "THRX" since October 5, 2004. The following table sets forth the high and low closing prices of our common stock on a per share basis for the periods indicated and as reported on the Nasdaq Global Market:

Calendar Quarter	High	Low
2011
Fourth Quarter	$23.91	$19.02
Third Quarter	$24.87	$16.89
Second Quarter	$28.70	$21.18
First Quarter	$25.78	$20.98
2010
Fourth Quarter	$28.64	$20.00
Third Quarter	$20.10	$11.83
Second Quarter	$17.15	$12.52
First Quarter	$13.85	$9.70

        As of February 17, 2012, there were 187 stockholders of record of our common stock. In July 2011, GSK converted all of the shares of our Class A common stock held by its affiliates into 9,401,499 shares of our common stock on a one share-for-one share basis in accordance with the terms of our restated certificate of incorporation. In addition, during 2011, Glaxo Group Limited, an affiliate of GSK, purchased a total of 574,454 shares of our common stock via private placement for an aggregate purchase price of $13.6 million pursuant to its periodic "top-up" rights under our governance agreement with GSK dated June 4, 2004, as amended. We issued and sold these shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Dividend Policy

        We currently intend to retain any future earnings to finance our research and development efforts. We have never declared or paid cash dividends on our common stock or Class A common stock and do not intend to declare or pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	7,906,129	(1)	$19.18	(3)	2,646,644	(4)
Equity compensation plans not approved by security holders	526,718	(2)	$11.82	(3)	—

Total	8,432,847	(1)(2)	$18.62	(3)	2,646,644	(4)

(1)
Includes 6,372,349 shares issuable upon exercise of outstanding options and 1,533,780 shares issuable upon vesting of outstanding restricted stock units.

(2)
Includes 518,749 shares issuable upon exercise of outstanding options and 7,969 shares issuable upon vesting of outstanding restricted stock units.

(3)
Does not take into account outstanding restricted stock units as these awards have no exercise price.

(4)
Includes 556,546 shares of common stock available under our Employee Stock Purchase Plan.

        The Theravance, Inc. 2008 New Employee Equity Incentive Plan (2008 Plan) is a non-stockholder approved plan adopted by the Board of Directors (Board) on January 29, 2009 and is intended to satisfy the requirements of Nasdaq Marketplace Rule 5635(c)(4). Non-statutory options, restricted stock units, and restricted stock awards were granted under the 2008 Plan to our newly hired employees until April 27, 2010, the date on which stockholders approved our amended and restated 2004 Equity Incentive Plan. No further awards will be granted under the 2008 Plan. The Board authorized 500,000 shares of common stock for issuance under the 2008 Plan upon its adoption in 2008 and the Compensation Committee of the Board authorized an additional 200,000 shares for issuance under the 2008 Plan in July 2009. All option grants have an exercise price per share of no less than 100% of the fair market value per share of common stock on the grant date. Additional features of the 2008 Plan are outlined in Note 1, "Description of Operations and Summary of Significant Accounting Policies-Fair Value of Stock-Based Compensation Awards," and Note 10, "Stock-Based Compensation," in the Notes to Consolidated Financial Statements below in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

  Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2006 and ending on December 31, 2011, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the NYSE Arca Biotechnology Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2006 in each of (1) our common stock, (2) the Nasdaq Composite Index and (3) the NYSE Arca Biotechnology Index, and assumes the reinvestment of dividends, if any, although dividends have never been declared on our common stock.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Theravance, Inc., the NASDAQ Composite Index, and
the NYSE Arca Biotechnology Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividents.

Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables reflect selected consolidated summary financial data for each of the last five fiscal years and are derived from our audited financial statements. This data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8, "Financial Statements and Supplementary Data", in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue	$24,512	$24,223	$24,374	$23,096	$22,002
Operating expenses:
Research and development	103,568	75,070	77,524	82,020	155,254
General and administrative	30,681	27,476	27,066	28,861	35,313
Restructuring charges	—	—	1,145	5,419	—

Total operating expenses(1)	134,249	102,546	105,735	116,300	190,567

Loss from operations	(109,737)	(78,323)	(81,361)	(93,204)	(168,565)
Interest and other income	415	505	2,111	5,242	8,661
Interest expense	(6,022)	(6,044)	(6,052)	(5,681)	(93)

Net loss	$(115,344)	$(83,862)	$(85,302)	$(93,643)	$(159,997)

Basic and diluted net loss per share	$(1.41)	$(1.16)	$(1.35)	$(1.53)	$(2.64)

Shares used in computing basic and net loss per share(2)(3)(4)	82,051	72,070	63,027	61,390	60,498

	As of December 31,
	2011	2010	2009	2008	2007
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$240,915	$309,634	$155,390	$200,605	$129,272
Working capital	199,267	276,300	123,096	166,006	78,554
Total assets	258,782	331,202	181,393	236,156	161,983
Long-term liabilities(5)(6)	300,338	313,568	331,441	327,150	172,714
Accumulated deficit	(1,315,960)	(1,200,616)	(1,116,754)	(1,031,452)	(937,809)
Total stockholders' equity (net capital deficiency)	(87,052)	(22,420)	(188,994)	(134,949)	(66,264)

(1)
The following table discloses the allocation of stock-based compensation expense included in total operating expenses:

	Year Ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Research and development	$13,421	$10,322	$11,542	$10,264	$13,133
General and administrative	11,495	8,687	8,458	7,755	9,361

Total stock-based compensation	$24,916	$19,009	$20,000	$18,019	$22,494

(2)
In March 2010, we completed a public offering of 8,625,000 shares of common stock. The financing raised proceeds, net of issuance costs, of $93.5 million.

(3)
In November 2010, we completed a private placement of 5,750,000 shares of common stock to Glaxo Group Limited, an affiliate of GSK. The financing raised proceeds, net of issuance costs, of $129.2 million.

(4)
During 2011, Glaxo Group Limited, an affiliate of GSK, purchased a total of 574,454 shares of common stock pursuant to its rights under our governance agreement with GSK dated June 4, 2004, as amended. The purchases resulted in proceeds of $13.6 million.

(5)
Long-term liabilities include the long-term portion of deferred revenue as follows:

(in thousands)	2011	2010	2009	2008	2007
Deferred revenue	$122,017	$137,425	$157,426	$152,771	$166,136
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

Executive Summary

        Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. Our key programs include: RELOVAIR™, LAMA/LABA ('719/vilanterol (VI)) and MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), each partnered with GlaxoSmithKline plc (GSK), and our oral Peripheral Mu Opioid Receptor Antagonist (PµMA) program. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

        Our net loss for the year ended December 31, 2011 was $115.3 million compared to $83.9 million in 2010. This increase was due primarily to higher research and development expenses. Research and development expenses for the year ended December 31, 2011 increased to $103.5 million compared to $75.1 million in 2010. This increase was driven primarily by higher external costs. Cash, cash equivalents, and short-term investments totaled $240.9 million at December 31, 2011, a decrease of $68.7 million since December 31, 2010. The decrease was due primarily to cash used in operations, partially offset by net proceeds of $13.6 million received from sales of our common stock to an affiliate of GSK, net proceeds of $10.1 million received from exercises of employee stock options, a $3.0 million milestone payment received from GSK for the initiation of a Phase 1 combination study in the MABA program, a $1.0 million upfront license payment related to GSK's license of additional preclinical MABA compounds from us, and $2.4 million royalty revenue from VIBATIV® sales.

Program Highlights

Respiratory Programs with GSK

RELOVAIR™

        RELOVAIR™ is an investigational once-daily inhaled corticosteroid (ICS)/long-acting beta2 agonist (LABA) combination treatment, comprising fluticasone furoate and vilanterol (FF/VI), currently in development for the treatment of patients with chronic obstructive pulmonary disease (COPD) or asthma.

        In January 2012, we and GSK announced that GSK intends to commence global regulatory filings in COPD and asthma beginning in mid-2012 based upon the initial outcomes from pivotal Phase 3 studies for once-daily RELOVAIR™ in COPD and asthma. For asthma, GSK will continue discussions with the U.S. Food and Drug Administration (FDA) on the regulatory requirements for a U.S. asthma indication.

LAMA/LABA Combination (GSK573719/Vilanterol or '719/VI)

        Enrollment is complete for the seven ongoing studies in the Phase 3 program for the once-daily long-acting muscarinic antagonist (LAMA)/LABA dual bronchodilator '719/VI. '719/VI combines two bronchodilators currently under development—'719, a LAMA and VI, a LABA. These two molecules provide two mechanisms of bronchodilation for patients with COPD: antagonism of acetylcholine muscarinic receptors and agonism of beta2 adrenoreceptors.

        The LAMA/LABA Phase 3 program, which will evaluate over 5,000 patients with COPD globally, consists of a 52-week study to evaluate the long term safety and tolerability of '719 (125mcg) alone, as well as the combination '719/VI (125/25mcg), two large 6-month pivotal studies that will compare improvements in lung function between '719/VI, its components and placebo, two 6-month studies to compare the combination with its components and tiotropium and two studies to assess the effect of '719/VI on exercise endurance. The Phase 3 program will investigate two doses of '719 (125mcg and 62.5mcg) and two doses of the combination '719/VI (125/25mcg and 62.5/25mcg).

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

        GSK961081 ('081), the lead compound in the MABA program with GSK, is a single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activity. In February 2012, we announced topline results from a Phase 2b COPD study with '081.

        In October 2011, we and GSK amended the 2004 Strategic Alliance Agreement to expand the MABA program. We granted to GSK an exclusive license to develop and commercialize additional preclinical MABA compounds discovered by Theravance. We received an upfront license payment of $1.0 million and have the potential to receive clinical, regulatory and commercial milestone payments as well as royalties on worldwide net sales if one of these MABA compounds is successfully commercialized.

Bacterial Infections Program

VIBATIV® (telavancin) for injection

        In November 2005, we entered into a global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. On January 6, 2012, Astellas exercised its right to terminate this agreement. The rights granted to Astellas ceased upon termination of the agreement and Astellas has stopped promotional sales efforts. Pursuant to the terms of the agreement, there are no termination payments required by either party and Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®. To support the transition, Astellas will sell inventory to us, manage certain clinical and regulatory activities and respond to medical inquiries with respect to VIBATIV® until no later than March 31, 2012. We currently are focusing our efforts on evaluating commercialization alternatives for VIBATIV®, including re-partnering, and re-establishing consistent VIBATIV® product supply.

        Due to manufacturing issues at the single-source supplier of VIBATIV® drug product, VIBATIV® is currently subject to critical product shortages and regional supply outages in the U.S., and the Committee for Medicinal Products for Human Use (CHMP) recommended to the European Commission that it suspend marketing authorization for VIBATIV®. If the issues at the manufacturer are not promptly resolved, obtaining supply would require identifying and qualifying an alternative manufacturer, which could take 12 to 24 months.

Central Nervous System (CNS)/Pain Program

Oral Peripheral Mu Opioid Receptor Antagonist (PµMA)—TD-1211

        Enrollment is progressing in the Phase 2b program, which will assess the safety, tolerability and clinical activity of TD-1211 in patients with opioid-induced constipation. This program is evaluating several doses and dose regimens to provide information for the design of the Phase 3 program. TD-1211 is an investigational once-daily, orally-administered, peripherally selective, multivalent inhibitor of the mu opioid receptor designed to alleviate gastrointestinal side effects of opioid therapy without affecting analgesia.

MonoAmine Reuptake INhibitor (MARIN)—TD-9855

        In December 2011, we announced the initiation of an Attention-Deficit/Hyperactivity Disorder (ADHD) Phase 2 proof-of-concept study with TD-9855, the lead compound in our MARIN program. This Phase 2 study will evaluate the safety and efficacy of two different doses of TD-9855 in adult male patients with ADHD. TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor (NSRI) discovered by Theravance for the treatment of CNS conditions such as ADHD and chronic pain.

Theravance Respiratory Program

Long-Acting Muscarinic Antagonist (LAMA)—TD-4208

        In November 2011, we announced positive topline results from a Phase 2a single-dose COPD study of TD-4208, an investigational inhaled LAMA, discovered by Theravance. In this study, TD-4208 met the primary endpoint by demonstrating a statistically significant mean change from baseline in peak forced expiratory volume in one second (FEV1) compared to placebo and was generally well tolerated.

Other Programs

        In addition to the programs listed above, we have other clinical-stage programs for bacterial infections, cognitive disorders and gastrointestinal motility.

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

        While our significant accounting policies are more fully described in Note 1, "Description of Operations and Summary of Significant Accounting Policies," in the Notes to our consolidated financial statements contained in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K, we believe that the following accounting policies relating to revenue recognition, preclinical study and clinical study expenses, stock-based compensation charges and inventory require us to make significant estimates, assumptions and judgments.

Revenue Recognition

        We recognize revenue in accordance with the Financial Accounting Standards Board (FASB) Subtopic ASC 605-25, "Revenue Recognition—Multiple-Element Arrangements." As of January 1, 2011, we adopted on a prospective basis the accounting updates to guidance ASC 605 "Revenue Recognition", subtopic ASC 605-25 "Revenue with Multiple Element Arrangements" and subtopic ASC 605-28 "Revenue Recognition-Milestone Method", which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. The adoption of ASC 605-25 "Revenue with Multiple Element Arrangements" and the election of the milestone method under subtopic ASC 605-28 "Revenue Recognition-Milestone Method" did not have a material impact on our consolidated financial statements. However, these updates will result in different accounting treatment for future new collaboration arrangements and substantive milestones earned after the dates of adoption.

        Our revenues are related primarily to our collaboration arrangements with GSK and our collaboration agreement with Astellas, which was in effect through January 6, 2012 (see Collaboration Arrangements section below). Our arrangements provide for various types of payments to us, including non-refundable upfront license and other fees, milestone payments and royalty payments. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

        For multiple-element arrangements entered into prior to January 1, 2011, we determined that the deliverables under our collaboration agreements with GSK and Astellas did not meet the criteria required for separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees and development milestone payments ratably over the term of its performance under the agreements. These upfront or milestone payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the balance sheet to be amortized over the period of deferral. We periodically review the estimated performance periods of our contracts based on the progress of its programs.

        In accordance with ASC Subtopic 808-10, "Collaborative Arrangement," and pursuant to our agreement with Astellas, we recognized as revenue the net impact of transactions with Astellas related to VIBATIV® inventory including revenue specifically attributable to any sales, and cost of inventory either transferred or expensed as unrealizable.

        We have recognized royalty revenue on net sales in the period in which the royalties are earned based on net sales reporting provided by Astellas, our former collaborative partner for VIBATIV®.

        We have been reimbursed by GSK and Astellas for certain external development costs under their respective collaboration agreements. Such reimbursements have been reflected as a reduction of research and development expense and not as revenue.

        For multiple-element arrangements entered into, or materially modified, subsequent to January 1, 2011, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

        In addition, multiple deliverable revenue arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. We also apply a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.

        Where a portion of non-refundable upfront license or other payments, or milestone payments received are allocated to continuing performance obligations under the terms of a collaboration agreement, it will be recorded as deferred revenue and recognized as revenue ratably over the term of its estimated performance period under the agreement. We determine the estimated performance periods and they are periodically reviewed based on the progress of the related program. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

        Deferred revenue associated with a non-refundable payment received under a collaborative agreement that the performance obligations are terminated will result in an immediate recognition of any remaining deferred revenue in the period that termination occurred provided that all performance obligations have been satisfied.

        For milestones earned after January 1, 2011, we recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. See Note 3, "Collaboration Arrangements," in the Notes to the Consolidated Financial Statements below in part II, Item 8, "Financial Statements and Supplementary Data" on this Annual Report on Form 10-K, for analysis of each milestone event deemed to be substantive or non-substantive.

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

Stock-Based Compensation

        Stock-based compensation arrangements currently include stock options granted, restricted stock unit awards (RSUs) granted and restricted shares issued RSAs) under the 2004 Equity Incentive Plan (2004 Plan) and the 2008 New Employee Equity Incentive Plan (2008 Plan) and purchases of common stock by our employees at a discount to the market price during offering periods under our Employee Stock Purchase Plan (ESPP). Non-statutory options, RSUs, and RSAs were granted under the 2008 Plan to our newly hired employees until April 27, 2010, the date on which stockholders approved our amended and restated 2004 Plan. No further awards will be granted under the 2008 Plan.

        We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our employee stock purchase plan. The Black-Scholes option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We use the "simplified" method as described in Staff Accounting Bulletin No. 107 for the expected option term because the usage of our historical exercise data is limited due to post-IPO exercise restrictions. Since April 1, 2011, we have used our historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, we used peer company price volatility to estimate expected stock price volatility due to our limited historical common stock price volatility since its initial public offering in 2004. Restricted stock units (RSUs) and stock awards are measured based on the fair market values of the underlying stock on the dates of grant.

        The estimated fair value of stock options, RSUs and RSAs are expensed on a straight-line basis over the expected term of the grant and the fair value of performance-contingent RSUs and performance-contingent RSAs are expensed during the term of the award when we determine that it is probable that certain performance milestones will be achieved. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

        Stock-based compensation expense for stock options, RSUs and RSAs has been reduced for estimated forfeitures so that compensation expense is based on options, RSUs and RSAs ultimately expected to vest. We estimate annual forfeiture rates for stock options, RSUs and RSAs based on our historical forfeiture experience.

        See Note 10, "Stock-Based Compensation," in the Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, for more information.

Inventory

        Inventory is stated at the lower of cost or market value and is included in prepaid and other current assets. Inventory was comprised of VIBATIV® active pharmaceutical ingredient. VIBATIV® has a limited shelf life. During the quarter ended December 31, 2011, we expensed all remaining inventory at an average cost basis of $0.5 million as it was no longer realizable.

Collaboration Arrangements

GSK

LABA collaboration with GSK

        In November 2002, we entered into our LABA collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. For the treatment of COPD, the collaboration is developing combination products, RELOVAIR™ and the LAMA/LABA '719/VI. For the treatment of asthma, the collaboration is developing RELOVAIR™. RELOVAIR™ is an investigational once-daily combination medicine consisting of a LABA, VI, previously referred to as GW642444 or '444, and an ICS, fluticasone furoate (FF). The LAMA/LABA, '719/VI, is an investigational once-daily combination medicine consisting of the LAMA, '719, and the LABA, VI. The RELOVAIR™ program is aimed at developing a once-daily combination LABA/ICS to succeed GSK's Advair®/Seretide™ (salmeterol and fluticasone as a combination) franchise, which reported 2011 sales of approximately $8.1 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which reported 2011 sales of approximately $3.1 billion. '719/VI, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which reported 2010 sales of approximately $3.8 billion.

        The current lead product candidates in the LABA collaboration, VI and FF, were discovered by GSK. In the event that VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. If global regulatory authorities accept the applications for RELOVAIR™, which we anticipate will be filed by GSK beginning in mid-2012, a portion of these potential milestone payments could be payable to GSK within the next two years. We are entitled to annual royalties from GSK of 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as '719/VI, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine would be applicable.

        In connection with the LABA collaboration, in 2002, Glaxo Group Limited, an affiliate of GSK, purchased shares of our Series E preferred stock for an aggregate purchase price of $40.0 million.

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

        In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the "Additional MABAs"). GSK's development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to '081, the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing '081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing '081 is commercialized only as a combination product, such as a MABA/ICS, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing '081 is successfully developed and commercialized in multiple regions of the world, we could earn total milestone payments up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total milestone payments up to $129.0 million.

        In connection with the expansion of the MABA program, GSK relinquished its option right on our MonoAmine Reuptake Inhibitor (MARIN) program and Angiotensin Receptor-NEP Inhibitor (ARNI) program. GSK has no further option rights on any of our research or development programs under the strategic alliance.

        In May 2004, GlaxoSmithKline LLC, an affiliate of GSK, purchased 6,387,096 shares of our Class A common stock for an aggregate purchase price of $108.9 million and, upon the closing of our initial public offering on October 8, 2004, GlaxoSmithKline LLC purchased an additional 433,757 shares of Class A common stock for an aggregate purchase price of $6.9 million. In November 2010 Glaxo Group Limited, an affiliate of GSK, purchased 5,750,000 shares of our Common Stock for an aggregate purchase price of $129.4 million.

GSK Conversion of our Class A Common Stock and Purchases of Common Stock under our Governance Agreement with GSK

        In July 2011, GSK converted all of the shares of our Class A common stock held by its affiliates into 9,401,499 shares of our common stock on a one share-for-one share basis in accordance with the terms of our restated certificate of incorporation. In addition, Glaxo Group Limited purchased shares of our common stock pursuant to its periodic "top-up" rights under our governance agreement with GSK dated June 4, 2004, as amended, as follows:

	Through December 31, 2011
	Common Stock Shares Purchased	Aggregate Amounts (in thousands)
Purchase dates
February 24, 2011	152,278	$3,609
May 3, 2011	261,299	$6,689
August 2, 2011	102,466	$2,020
November 1, 2011	58,411	$1,298

GSK Upfront License Fees, Milestone Payments and Revenue

        In August 2011, we received a $3.0 million milestone payment from GSK for the initiation of the Phase 1 combination study in our MABA program.

        In October 2011, we received an upfront license payment of $1.0 million from GSK related to the Additional MABAs, which is being accounted for as a new arrangement under the updated multiple element arrangement accounting guidance. We allocated revenue from this upfront license payment and will allocate any potential contingent payments related to the Additional MABAs under the MABA program, as discussed above in the section entitled Critical Accounting Policies—Revenue Recognition, to each non-contingent element based upon the relative selling price of each element. We determined the license has standalone value because the license can be used for its intended purpose and may be developed, commercialized and manufactured for its intended purpose without any remaining participation from us. As a result, we recognized $936,000 of the upfront license payment and the remaining amount was deferred and will be amortized over the estimated development period over which we will be performing services.

        Any eligible potential contingent payments related to the MABA program are not deemed substantive due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development, manufacturing and commercialization activities for product candidates after licensing the program.

        Revenue recognized from GSK under the LABA collaboration and strategic alliance agreement was as follows:

	Year Ended December 31,
(in millions)	2011	2010	2009
LABA/RELOVAIR™ collaboration(1)	$4.7	$5.1	$5.1
Strategic alliance agreement	1.9	2.7	2.7
Strategic alliance—LAMA license	—	—	4.3
Strategic alliance—MABA program license(2)	3.1	2.0	3.0

Total revenue	$9.7	$9.8	$15.1

(1)
In the fourth quarter of 2011, we revised the estimated performance period for the LABA program based on its progress. We do not expect that the revisions will have a material impact on future revenue recognized under this program.

(2)
In the fourth quarter of 2011 and the first quarter of 2010, we revised the estimated performance period for the MABA program based on its progress. We do not expect that the revisions will have a material impact on future revenue recognized under this program

Astellas

        In November 2005, we entered into a global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. On January 6, 2012, Astellas exercised its right to terminate this agreement. The rights granted to Astellas ceased upon termination of the agreement and Astellas has stopped promotional sales efforts. Pursuant to the terms of the agreement, there are no termination payments required by either party and Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®. To support the transition, Astellas will sell inventory to us, manage certain clinical and regulatory activities and respond to medical inquiries with respect to VIBATIV® until no later than March 31, 2012. We are evaluating global commercialization alternatives for VIBATIV® either alone or with partners.

        VIBATIV® (telavancin), a bactericidal, once-daily injectable antibiotic developed by us for the treatment of Gram-positive infections. The FDA has approved VIBATIV® for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria including both methicillin-resistant (MRSA) and methicillin-susceptible strains of Staphylococcus aureus in adult patients. VIBATIV® is also approved in Canada for the treatment of cSSSI in adult patients. In September 2011, the European Commission granted marketing authorization for VIBATIV® for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. However, in February 2012 the Committee for Medicinal Products for Human Use (CHMP) recommended to the European Commission that it suspend this marketing authorization because the single-source drug product supplier does not meet the Good Manufacturing Practice (GMP) requirements to allow the manufacture of VIBATIV®.

        Due to manufacturing issues at the single-source supplier of VIBATIV® drug product, VIBATIV® is currently subject to critical product shortages and regional supply outages in the U.S. If the issues at the manufacturer are not promptly resolved, obtaining supply would require identifying and qualifying an alternative manufacturer, which could take 12 to 24 months.

        Through December 31, 2011, we have received $191.0 million in upfront license, milestone and other fees from Astellas. We recorded these payments as deferred revenue and are amortizing them ratably over our estimated performance period (development and commercialization period). As a result of the termination of the VIBATIV® collaboration agreement in January 2012, we are no longer eligible to receive any further milestone payments.

        Net revenue recognized under this collaboration agreement was as follows:

	Year Ended December 31,
(in millions)	2011	2010	2009
Amortization of deferred revenue	$13.0	$13.0	$11.3
Royalties from net sales of VIBATIV®	2.4	1.1	0.8
Proceeds from VIBATIV® delivered to Astellas	1.2	2.0	—
Cost of VIBATIV® delivered to Astellas	(1.2)	(0.9)	(1.6)
Cost of unrealizable VIBATIV® inventory	(0.5)	(0.8)	(1.2)

Total net revenue	$14.9	$14.4	$9.3

Results of Operations

Revenue

        Revenue, as compared to the prior years, was as follows:

	Year Ended December 31,			Change 2011/2010		Change 2010/2009
(in millions, except percentages)	2011	2010	2009	$	%	$	%
Revenue	$24.5	$24.2	$24.4	$0.3	1%	$(0.2)	(1)%

        We recognize revenue from the amortization of upfront license fees and milestone payments related to our GSK LABA collaboration and strategic alliance agreements and our Astellas telavancin collaboration, which was terminated on January 6, 2012. In addition, we recognized revenue related to our Astellas telavancin collaboration from royalties from net sales of VIBATIV® and from the impact of VIBATIV® inventory transfers or dispositions.

        Revenue increased to $24.5 million in 2011 compared to 2010. This increase was due primarily to an (i) increase in royalty revenue of $1.3 million from higher net sales of VIBATIV®, (ii) an increase in revenue related to our GSK MABA program of $1.1 million reflecting primarily the Additional MABA upfront license fee, and (iii) a decrease in expense of $0.3 million related to VIBATIV® inventory that was no longer realizable. These increases in 2011 were partially offset by (i) a decrease in revenue related to our GSK strategic alliance agreement of $0.8 million resulting from the deferred revenue being fully amortized in the third quarter of 2011, (ii) a decrease in net proceeds of $1.1 million in 2011, compared to 2010, related to the delivery of VIBATIV® to Astellas, and (iii) a decrease in revenue of $0.4 million in 2011, compared to 2010, resulting from a change in the estimated performance period related to our GSK LABA collaboration.

        Upfront license fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements and from Astellas under the telavancin collaboration were as follows:

	Through December 31, 2011
(in millions)	Upfront license and Other Fees	Milestone Payments	Total
GSK Collaborations
LABA/RELOVAIR™ collaboration(1)	$10.0	$50.0	$60.0
Strategic alliance agreement	20.0	—	20.0
Strategic alliance—LAMA license(2)	5.0	3.0	8.0
Strategic alliance—MABA program license	6.0	16.0	22.0
Astellas License agreement(3)	70.0	121.0	191.0

Total	$111.0	$190.0	$301.0

(1)
We do not currently expect to be eligible for any additional milestones under this collaboration.

(2)
In August 2004, GSK exercised its right to license our LAMA program pursuant to the terms of the strategic alliance. In 2009, GSK returned the program to us.

(3)
This agreement was terminated on January 6, 2012.

        As a result of the termination of the VIBATIV® collaboration agreement with Astellas, future revenue from Astellas will be comprised of recognition in the first quarter of 2012 of the remaining non-cash, deferred upfront license fees and milestone payments, net of any estimated termination obligations, of approximately $125.0 million. Future revenue from GSK will include ongoing amortization of upfront license fees and milestone payments over their estimated performance periods. We periodically review and, if necessary, revise the estimated performance periods pursuant to these contracts.

Research & Development

        Research and development (R&D) expenses, as compared to the prior years, were as follows:

	Year Ended December 31,			Change 2011/2010		Change 2010/2009
(in millions, except percentages)	2011	2010	2009	$	%	$	%
Employee-related	$35.5	$30.4	$29.3	$5.2	17%	$1.1	4%
External research and development	30.8	12.2	13.8	18.6	152%	(1.6)	(12)%
Stock-based compensation	13.4	10.3	11.5	3.1	30%	(1.2)	(10)%
Facilities, depreciation and other allocated	23.8	22.2	22.9	1.6	7%	(0.7)	(3)%

Total research and development expenses	$103.5	$75.1	$77.5	$28.5	38%	$(2.4)	(3)%

        R&D expenses increased in 2011 compared to 2010, due primarily to clinical costs related to our PµMA and MARIN programs, laboratory supplies, and higher employee related expenses in 2011.

        R&D expenses decreased in 2010 compared to 2009, due primarily to lower external costs in 2010, partially offset by lower reimbursements received from third parties in 2010. Employee-related expenses increased in 2010 compared to 2009 due primarily to higher salary and benefits costs. Stock-based compensation decreased in 2010 compared to 2009, due primarily to a larger number of options that completed vesting in 2009.

        During the first quarter of 2011, we granted special long-term retention and incentive equity awards to executive officers and certain employees and special long-term retention and incentive cash bonus awards to certain employees. The vesting of these awards is tied to the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment, both of which must be satisfied in order for vesting to occur. The maximum potential expense for R&D associated with this program is $6.3 million related to stock-based compensation expense and $35.4 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. During the third quarter of 2011, we granted an incentive equity award to a non-executive officer that has dual triggers of vesting based upon the achievement of a performance condition over a timeframe from 2011-2013 and continued employment through 2014, both of which must be satisfied in order for the award to vest in full. The maximum potential expense for R&D associated with this award is approximately $475,000, which would be recognized in increments based on achievement of the performance conditions. As of December 31, 2011, we determined that the achievement of the performance conditions under these awards was not probable and, as a result, no compensation expense has been recognized. Management believes that the likelihood of achieving all of the performance conditions under these awards is remote.

        We anticipate R&D expenses for 2012 to increase relative to 2011. R&D expenses in 2012 will be driven largely by employee related expenses, costs associated with our continued development efforts in our PµMA program for opioid-induced constipation with TD-1211, our MARIN program with TD-9855, and costs associated with our earlier stage clinical programs and our Hepatitis C virus (HCV) and cardiovascular programs in late-stage discovery, as well as new drug discovery programs. We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General & Administrative

        General and administrative (G&A) expenses, as compared to the prior years, were as follows:

	Year Ended December 31,			Change 2011/2010		Change 2010/2009
(in millions, except percentages)	2011	2010	2009	$	%	$	%
General and administrative	$30.7	$27.5	$27.1	$3.2	12%	$0.4	1%

        G&A expenses increased in 2011 compared to 2010, due primarily to higher employee related and external expenses offset by lower facilities related costs.

        G&A expenses increased in 2010 compared to 2009, due primarily to higher salary and benefits costs partially offset by lower external costs.

        During the first quarter of 2011, we granted special long-term retention and incentive equity awards to executive officers and certain employees and special long-term retention and incentive cash bonus awards to certain employees. The vesting of these awards is tied to the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment, both of which must be satisfied in order for the vesting to occur. The maximum potential expense for G&A associated with this program is $25.6 million related to stock-based compensation expense and $4.4 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. As of December 31, 2011, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. Management believes that the likelihood of achieving all of the performance conditions is remote.

        We anticipate G&A expenses for 2012 to be at a similar level to 2011.

Restructuring charges

        Restructuring charges, as compared to the prior years, were as follows:

	Year Ended December 31,			Change 2011/2010		Change 2010/2009
(in millions, except percentages)	2011	2010	2009	$	%	$	%
Restructuring charges	$—	$—	$1.1	$—	N/A	$(1.1)	(100)%

        In 2009, we recognized restructuring charges for the sublease of excess space in a portion of one of our South San Francisco, CA buildings.

Interest and other income

        Interest and other income, as compared to the prior years, were as follows:

	Year Ended December 31,			Change 2011/2010		Change 2010/2009
(in millions, except percentages)	2011	2010	2009	$	%	$	%
Interest and other income	$0.4	$0.5	$2.1	$(0.1)	(20)%	$(1.6)	(76)%

        Interest and other income decreased in 2011 compared to 2010, and in 2010 compared to 2009, due primarily to a trend of lower prevailing rates of interest income earned on our investments.

Interest expense

        Interest expense, as compared to the prior years, was as follows:

	Year Ended December 31,			Change 2011/2010		Change 2010/2009
(in millions, except percentages)	2011	2010	2009	$	%	$	%
Interest expense	$6.0	$6.0	$6.1	$(0)	(0)%	$(0.1)	(2)%

        Interest expense is comprised primarily of interest expense and amortization of debt issuance costs on our convertible subordinated notes issued in January 2008.

Income Taxes

        At December 31, 2011, we had net operating loss carryforwards for federal income taxes of $1,068.2 million and federal research and development tax credit carryforwards of $43.2 million. We recorded a valuation allowance to offset in full the benefit related to our deferred tax assets because realization of these benefits is uncertain.

        We had unrecognized tax benefits of $42.6 million as of December 31, 2010 and $46.9 million as of December 31, 2011. If we eventually are able to recognize these uncertain positions, most of the $46.9 million of the unrecognized benefit would reduce the effective tax rate, except for excess tax benefits related to stock-based payments.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We conducted an analysis through 2011 to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, we estimate that no portion of the net operating loss or credit carryforwards will expire before becoming available to reduce federal and state income tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Liquidity and Capital Resources

Liquidity

        Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration arrangements. As of December 31, 2011, we had $240.9 million in cash, cash equivalents and marketable securities, excluding $0.9 million in restricted cash that was pledged as collateral for certain of our leases.

        We expect to incur substantial expenses as we continue our discovery and development efforts; particularly to the extent we advance our product candidates into clinical studies, which are very expensive. A Phase 2b program is underway in our PµMA program and we initiated a Phase 2 study for MARIN in late 2011. We also intend to invest in other assets in our pipeline, including our Hepatitis C virus (HCV) and cardiovascular programs in late-stage discovery, and to conduct a number of other non-clinical and clinical studies in 2012. On January 6, 2012, Astellas exercised its right to terminate our collaboration agreement for VIBATIV®. Pursuant to the terms of the termination agreement, we may purchase certain VIBATIV® inventory from Astellas in 2012. The purchase is subject to release of the inventory by a third-party manufacturer and may cost up to $11.0 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans, milestone and royalty forecasts and spending assumptions. If our current operating plans, milestone and royalty forecasts or spending assumptions change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted. In addition, we regularly explore debt restructuring and/or reduction alternatives, including through tender offers, redemptions, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

	Year Ended December 31,			Change 2011/2010	Change 2010/2009
(in millions)	2011	2010	2009	$	$
Net cash used in operating activities	$(88.3)	$(75.1)	$(58.1)	$(13.2)	$(17.0)
Net cash provided by (used in) investing activities	$(55.8)	$(40.3)	$1.7	$(15.5)	$(42.0)
Net cash provided by financing activities	$25.6	$231.2	$11.6	$(205.6)	$219.6

        Cash used in operations increased in 2011, compared to 2010, due primarily to higher uses of cash for operating liabilities.

        Cash used in investing activities increased in 2011, compared to 2010, resulting primarily from higher cash balances being invested in short-term investments during 2011, compared to 2010.

        Cash provided by financing activities decreased in 2011, compared to 2010, due primarily to net proceeds of $129.2 million received from our private equity placement with GSK in November 2010, net proceeds of $93.5 million received from our public offering of common stock that closed in March 2010 and $2.7 million in Qualifying Therapeutic Discovery Project Grants received from the National Institute of Health in December 2010. This decrease was partially offset by proceeds of $13.6 million received from sales of our common stock to an affiliate of GSK throughout 2011, an increase in proceeds of $3.7 million resulting from the exercises of employee stock options in 2011, a $3.0 million milestone payment received from GSK for the initiation of a Phase 1 combination study in the MABA program in August 2011 and $1.0 million upfront license fee received from GSK for the Additional MABAs in October 2011.

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

Contractual Obligations and Commercial Commitments

        In the table below, we set forth our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2011. Some of the figures that we include in this table are based on management's estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

(in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Convertible subordinated notes(1)	$190.6	$5.2	$10.4	$175.0	$—
Note payable	—*	—*	—	—	—
Capital lease(2)	—*	—*	—	—	—
Facility operating leases(3)	44.3	5.4	9.9	10.2	18.8
Purchase obligations(4)	1.0	0.8	0.2	—	—

Total	$235.9	$11.4	$20.5	$185.2	$18.8

(1)
In January 2008, we closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes that will mature on January 15, 2015. The financing raised proceeds, net of issuance costs, of $166.7 million which is being used for general corporate purposes. The notes bear interest at the rate of 3.0% per year, that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The notes are convertible, at the option of the holder, into shares of our common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share.

(2)
As security for performance of certain obligations under the capital lease for office equipment, we have issued letters of credit in the aggregate of approximately $0.1 million, collateralized by an equal amount of restricted cash.

(3)
As security for performance of certain obligations under the operating leases for our headquarters, we have issued letters of credit in the aggregate of approximately $0.8 million, collateralized by an equal amount of restricted cash.

(4)
On January 6, 2012, Astellas exercised its right to terminate our collaboration agreement for VIBATIV®. Pursuant to the terms of the termination agreement, we may purchase certain VIBATIV® inventory from Astellas in 2012.The purchase is subject to release of the inventory by a third-party manufacturer and may cost up to $11.0 million.

*
Amount due is less than $50,000.

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of December 31, 2011.

        Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world with the current lead LABA, VI. If global regulatory authorities accept the applications for RELOVAIR™, which we anticipate will be filed by GSK beginning in mid-2012, a portion of these potential milestone payments could be payable to GSK within the next two years. We have not recognized any liabilities relating to this agreement as of December 31, 2011.

Recent Accounting Update

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, "Presentation of Comprehensive Income" an update to Accounting Standards Codification (ASC) Topic 220, "Comprehensive Income". The amendments of this update require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retrospectively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update will be effective for us January 1, 2012. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THERAVANCE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$44,778	$163,333
Marketable securities	196,137	146,301
Receivable from related party	223	194
Notes receivable, current	100	531
Prepaid and other current assets	3,525	5,995

Total current assets	244,763	316,354
Restricted cash	893	893
Property and equipment, net	10,372	10,215
Notes receivable, non-current	240	400
Other assets, non-current	2,514	3,340

Total assets	$258,782	$331,202

Liabilities and stockholders' net capital deficiency
Current liabilities:
Accounts payable	$5,813	$2,128
Accrued personnel related expenses	9,643	8,617
Accrued clinical and development expenses	6,956	2,801
Accrued interest on convertible subordinated notes	2,372	2,372
Other accrued liabilities	1,946	2,008
Note payable and capital lease, current	69	206
Deferred revenue, current	18,697	21,922

Total current liabilities	45,496	40,054
Convertible subordinated notes	172,500	172,500
Deferred rent	5,821	3,574
Note payable and capital lease, non-current	—	69
Deferred revenue, non-current	122,017	137,425
Commitments and contingencies (Notes 3 and 9)
Stockholders' net capital deficiency:
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 85,543 at December 31, 2011 and 70,950 at December 31, 2010	855	710
Class A common stock, $0.01 par value; authorized: 30,000 shares; outstanding: none at December 31, 2011 and 9,402 at December 31, 2010	—	94
Additional paid-in capital	1,228,037	1,177,359
Accumulated other comprehensive income	16	33
Accumulated deficit	(1,315,960)	(1,200,616)

Total stockholders' net capital deficiency	(87,052)	(22,420)

Total liabilities and stockholders' net capital deficiency	$258,782	$331,202

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue (including amounts from a related party of $9,658 in 2011, $9,826 in 2010, and $15,073 in 2009)	$24,512	$24,223	$24,374
Operating expenses:
Research and development	103,568	75,070	77,524
General and administrative	30,681	27,476	27,066
Restructuring charges	—	—	1,145

Total operating expenses	134,249	102,546	105,735

Loss from operations	(109,737)	(78,323)	(81,361)
Interest and other income	415	505	2,111
Interest expense	(6,022)	(6,044)	(6,052)

Net loss	$(115,344)	$(83,862)	$(85,302)

Basic and diluted net loss per share	$(1.41)	$(1.16)	$(1.35)

Shares used in computing basic and diluted net loss per share	82,051	72,070	63,027

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

Consolidated Statements of Stockholders' Net Capital Deficiency

(in thousands)

			Class A Common Stock
	Common Stock					Accumulated Other Comprehensive Income		Total Stockholders' Net Capital Deficiency
					Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	52,576	$525	9,402	$94	$895,383	$501	$(1,031,452)	$(134,949)
Exercise of stock options, and Issuance of common stock in settlement of restricted stock units, stock awards and purchase plan	2,254	24	—	—	11,699	—	—	11,723
Stock-based compensation	—	—	—	—	20,000	—	—	20,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	(85,302)	(85,302)
Net unrealized gain on marketable securities	—	—	—	—	—	(466)	—	(466)

Total comprehensive loss								(85,768)

Balance at December 31, 2009	54,830	549	9,402	94	927,082	35	(1,116,754)	(188,994)

Exercise of stock options, and Issuance of common stock in settlement of restricted stock units, stock awards and purchase plan	1,745	17	—	—	8,744	—	—	8,761
Issuance of common stock for cash in secondary stock offering, net of expenses of $5.7 million	8,625	86	—	—	93,392	—	—	93,478
Issuance of common stock in private placement to a related party, net of expenses of $0.2 million	5,750	58	—	—	129,132	—	—	129,190
Stock-based compensation	—	—	—	—	19,009	—	—	19,009
Comprehensive loss:
Net loss	—	—	—	—	—	—	(83,862)	(83,862)
Net unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)

Total comprehensive loss								(83,864)

Balance at December 31, 2010	70,950	710	9,402	94	1,177,359	33	(1,200,616)	(22,420)

Exercise of stock options, and Issuance of common stock in settlement of restricted stock units, stock awards and purchase plan	2,134	21	—	—	12,174	—	—	12,195
Issuance of common stock in private placements to a related party	574	5	—	—	13,613	—	—	13,618
Conversion of Class A common stock (Note 3)	9,402	94	(9,402)	(94)	—	—	—	—
Stock-based compensation	2,483	25	—	—	24,891	—	—	24,916
Comprehensive loss:
Net loss	—	—	—	—	—	—	(115,344)	(115,344)
Net unrealized loss on marketable securities	—	—	—	—	—	(17)	—	(17)

Total comprehensive loss								(115,361)

Balance at December 31, 2011	85,543	$855	—	$—	$1,228,037	$16	$(1,315,960)	$(87,052)

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(115,344)	$(83,862)	$(85,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,583	6,336	5,541
Stock-based compensation	24,916	19,009	20,000
Loss on sale of equipment	—	33	—
Forgiveness of notes receivable	16	8	(13)
Changes in operating assets and liabilities:
Receivables	(29)	81	14
Prepaid and other assets	2,288	649	2,741
Accounts payable	3,312	(236)	(1,625)
Accrued personnel related expenses, accrued interest on convertible subordinated notes and accrued liabilities	5,124	3,321	(3,689)
Deferred rent	2,429	1,446	(709)
Deferred revenue	(18,633)	(21,801)	4,589
Other long-term liabilities	—	(128)	389

Net cash used in operating activities	(88,338)	(75,144)	(58,064)

Cash flows from investing activities
Purchases of property and equipment	(3,628)	(861)	(744)
Purchases of marketable securities	(301,563)	(183,899)	(123,460)
Maturities of marketable securities	231,476	131,855	118,065
Sales of marketable securities	17,321	12,024	5,000
Sale of equipment	—	12	—
Release of restricted cash	—	417	2,500
Additions to notes receivable	(140)	—	—
Decrease in notes receivable	715	140	375

Net cash (used in) provided by investing activities	(55,819)	(40,312)	1,736

Cash flows from financing activities
Payments on notes payable and capital leases	(206)	(184)	(131)
Net proceeds from issuances of common stock	25,808	231,429	11,723

Net cash provided by financing activities	25,602	231,245	11,592

Net increase (decrease) in cash and cash equivalents	(118,555)	115,789	(44,736)
Cash and cash equivalents at beginning of period	163,333	47,544	92,280

Cash and cash equivalents at end of period	$44,778	$163,333	$47,544

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,195	$5,217	$5,229

Supplemental Disclosure of Non-Cash Investing Activity
Acquisition cost of property and equipment under capital lease	$—	$—	$154

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

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

Principles of Consolidation

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

Segment Reporting

        The Company has determined that it operates in a single segment which is the research and development of human therapeutics. Revenues are generated primarily from the Company's collaborations with GlaxoSmithKline plc (GSK), located in the United Kingdom and, through 2011, Astellas Pharma Inc. (Astellas), located in Japan. All long-lived assets are maintained in the United States.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

        Under certain lease agreements and letters of credit, the Company has pledged cash and cash equivalents as collateral. Restricted cash related to such agreements was $0.9 million as of December 31, 2011 and December 31, 2010.

Marketable Securities

        The Company determines the appropriate classification of its marketable securities, which consist of debt securities, at the time of purchase and reevaluates such designation at each balance sheet date. All of the marketable securities are classified as available-for-sale and carried at estimated fair values and reported in either cash equivalents or marketable securities. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income as a separate component of stockholders' net capital deficiency. Interest, amortization of purchase premiums and

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

discounts, and realized gains and losses on sales of securities are included in interest and other income. The cost of securities sold is based on the specific identification method.

        The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The Company's review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, the Company reduces the carrying value of the security and records a loss for the amount of such decline.

Fair Value of Financial Instruments

        Financial instruments include cash equivalents, marketable securities, related party receivables, accounts payable, accrued liabilities and convertible subordinated notes. Marketable securities are carried at estimated fair value. The carrying value of cash equivalents, receivables from related party, accounts payable and accrued liabilities approximate their fair value due to the relatively short nature of these instruments. Convertible subordinated notes are described in Note 7.

Concentration of Credit Risks

        The Company invests in a variety of financial instruments and, by its policy, limits the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government.

Notes Receivable

        The Company provided loans to certain employees to assist them primarily with the purchase of a primary residence, which collateralizes the resulting loans. There was no interest receivable related to the loans as of December 31, 2011 and December 31, 2010. The outstanding loans have maturity dates ranging from July 2012 through May 2014.

Inventory

        Inventory is stated at the lower of cost or market value and is included in prepaid and other current assets in the accompanying consolidated balance sheets. Inventory is comprised of VIBATIV® active pharmaceutical ingredient. VIBATIV® has a limited shelf life. Astellas purchased VIBATIV® inventory from the Company at a cost of $1.2 million in 2011 and $2.0 million in 2010. The Company expensed inventory, on an average cost basis, that was no longer realizable of $0.5 million in 2011, $0.8 million in 2010 and $1.2 million in 2009. Inventory was valued at zero at December 31, 2011 and $1.7 million at December 31, 2010.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

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

Impairment of Long-Lived Assets

        Long-lived assets include property and equipment. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

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

Deferred Rent

        Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company occupies. Rent expense is being recognized ratably over the life of the leases. Because the Company's facility operating leases provide for rent increases over the terms of the leases, average annual rent expense during the first 1.5 years of the leases exceeded the Company's actual cash rent payments. Also included in deferred rent are lease incentives of $2.6 million as of December 31, 2011, which is being recognized ratably over the life of the leases.

Revenue Recognition

        The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Subtopic ASC 605-25, "Revenue Recognition—Multiple-Element Arrangements." As of January 1, 2011, the Company adopted on a prospective basis the accounting updates to guidance ASC 605 "Revenue Recognition", subtopic ASC 605-25 "Revenue with Multiple Element Arrangements"

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

and subtopic ASC 605-28 "Revenue Recognition-Milestone Method", which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. The adoption of ASC 605-25 "Revenue with Multiple Element Arrangements" and the election of the milestone method under subtopic ASC 605-28 "Revenue Recognition-Milestone Method" did not have a material impact on the Company's consolidated financial statements. However, these updates will result in different accounting treatment for future new collaboration arrangements and substantive milestones earned after the dates of adoption.

        The Company's revenues are related primarily to its collaboration arrangements with GSK and, through 2011, with Astellas (see Note 3, "Collaboration Arrangements" for more information). The Company's arrangements provide for various types of payments to the Company, including non-refundable upfront fees and milestone payments and royalty payments. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

        For multiple-element arrangements entered into prior to January 1, 2011, the Company determined the deliverables under its collaboration agreements with GSK and Astellas did not meet the criteria required for separate accounting units for the purposes of revenue recognition. As a result, the Company recognized revenue from non-refundable, upfront fees and development milestone payments ratably over the term of its performance under the agreements. These upfront or milestone payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the balance sheet to be amortized over the period of deferral. The Company periodically reviewed the estimated performance periods of its contracts based on the progress of its programs.

        In accordance with ASC Subtopic 808-10, "Collaborative Arrangement," and pursuant to the Company's agreement with Astellas, the Company recognized as revenue the net impact of transactions with Astellas related to VIBATIV® inventory including revenue specifically attributable to any sales, and cost of inventory either transferred or expensed as unrealizable.

        The Company recognizes royalty revenue on net sales in the period in which the royalties are earned based on net sales reporting provided by the Company's former collaboration partner, Astellas.

        The Company has been reimbursed by GSK and Astellas for certain external development costs under their respective collaboration agreements. Such reimbursements have been reflected as a reduction of research and development expense and not as revenue.

        For multiple-element arrangements entered into, or materially modified, subsequent to January 1, 2011, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company's control.

        In addition, multiple deliverable revenue arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The Company also applies a selling price hierarchy for determining the selling price of a deliverable, which includes

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

(1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.

        Where a portion of non-refundable upfront license or other payments, or milestone payments received are allocated to continuing performance obligations under the terms of a collaborative agreement, it will be recorded as deferred revenue and recognized as revenue ratably over the term of its estimated performance period under the agreement. The Company determines the estimated performance periods and they are periodically reviewed based on the progress of the related program. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

        Deferred revenue associated with a non-refundable payment received under a collaborative agreement that the performance obligations are terminated will result in an immediate recognition of any remaining deferred revenue in the period that termination occurred provided that all performance obligations have been satisfied.

        For milestones earned after January 1, 2011, the Company recognizes revenue from milestone payments when (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the Company's performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company's performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. See Note 3, "Collaboration Arrangements," for analysis of each milestone event deemed to be substantive or non-substantive.

Research and Development Costs

        Research and development costs are expensed in the period that services are rendered or goods are received. Research and development costs consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain research and development activities on behalf of the Company, net of certain external research costs reimbursed by GSK and, through 2011, Astellas.

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

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

regarding the status of each program and total program spending and adjustments are made when deemed necessary.

Fair Value of Stock-Based Compensation Awards

        Stock-based compensation arrangements currently include the following awards granted under the 2004 Equity Incentive Plan (2004 Plan) and the 2008 New Employee Equity Incentive Plan (2008 Plan): stock options, restricted stock unit awards (RSUs), performance-contingent RSUs, restricted stock awards (RSAs), and performance-contingent RSAs. In addition, purchases of common stock by the Company's employees at a discount to the market price during offering periods under the Company's Employee Stock Purchase Plan (ESPP). Under the 2004 Plan and 2008 Plan, stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years.

        The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted under its equity incentive plans and rights to acquire stock granted under its employee stock purchase plan. The Black-Scholes option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. The Company used the "simplified" method as described in Staff Accounting Bulletin No. 107 for the expected option term because the usage of its historical exercise data is limited due to post-IPO exercise restrictions. Beginning April 1, 2011, the Company used its historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, the Company used peer company price volatility to estimate expected stock price volatility due to the Company's limited historical common stock price volatility since its initial public offering in 2004. RSUs and RSAs are measured based on the fair market values of the underlying stock on the dates of grant.

        Stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company's estimated annual forfeiture rates for stock options, RSUs and RSAs are based on its historical forfeiture experience.

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

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of changes in unrealized gains and losses on the Company's available-for-sale securities. Comprehensive income or loss for the years ended December 31, 2011, 2010 and 2009 has been presented in the Company's Consolidated Statements of Stockholders' Net Capital Deficiency.

Related Parties

        Transactions with GSK are described in Note 3, "Collaboration Arrangements".

        Robert V. Gunderson, Jr. is a director of the Company. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees are incurred in the ordinary course of business were $0.3 million in 2011, $0.7 million in 2010, and $0.4 million in 2009.

Recent Accounting Update

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, "Presentation of Comprehensive Income" an update to Accounting Standards Codification (ASC) Topic 220, "Comprehensive Income". This update requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retrospectively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update will be effective for the Company January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2. Net Loss per Share

        Basic net loss per share (basic EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, less RSAs subject to forfeiture. Diluted net loss per share (diluted EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, less RSAs subject to forfeiture, plus dilutive potential common shares. Diluted EPS is identical to basic EPS for all periods presented since potential common shares are excluded from the calculation, as their effect is anti-dilutive.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Net Loss per Share (Continued)

Weighted-Average Shares Outstanding

        The following table sets forth the computation of basic and diluted net loss and the weighted-average number of shares used in computing basic and diluted net loss per share:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except for per share data)
Basic and diluted:
Net loss	$(115,344)	$(83,862)	$(85,302)

Weighted-average shares of common stock outstanding	84,493	72,103	63,084
Less: unvested RSAs	(2,442)	(33)	(57)

Weighted-average shares used in computing basic and diluted net loss per common share	82,051	72,070	63,027

Basic and diluted net loss per common share	$(1.41)	$(1.16)	$(1.35)

Anti-dilutive securities

        Securities that were not included in the computation of diluted EPS because their effect would have been anti-dilutive were as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Shares issuable upon the exercise of stock options	4,610	5,823	6,646
Shares issuable under RSUs and RSAs	854	813	444
Shares issuable upon the conversion of convertible debt	6,668	6,668	6,668

Total anti-dilutive securities	12,132	13,304	13,758

3. Collaboration Arrangements

GSK

LABA collaboration with GSK

        In November 2002, the Company entered into its long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration is developing combination products, RELOVAIR™ and the LAMA/LABA (GSK573719/vilanterol or '719/VI). For the treatment of asthma, the collaboration is developing RELOVAIR™. RELOVAIR™ is an investigational once-daily combination medicine consisting of a LABA, VI, previously referred to as GW642444 or '444, and an inhaled corticosteroid (ICS), fluticasone furoate (FF). The LAMA/LABA, '719/VI, is an investigational once-daily combination medicine consisting of the long-acting muscarinic antagonist (LAMA) '719, and the LABA, VI.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaboration Arrangements (Continued)

        The current lead product candidates in the LABA collaboration, VI and FF, were discovered by GSK. In the event that VI is successfully developed and commercialized, the Company will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. If global regulatory authorities accept the applications for RELOVAIR™, which the Company anticipates will be filed by GSK beginning in mid-2012, a portion of these potential milestone payments could be payable to GSK within the next two years. The Company is entitled to annual royalties from GSK of 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as '719/VI, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine would be applicable.

        In connection with the LABA collaboration, in 2002, Glaxo Group Limited, an affiliate of GSK, purchased shares of the Company's Series E preferred stock for an aggregate purchase price of $40.0 million.

2004 Strategic Alliance with GSK

        In March 2004, the Company entered into its strategic alliance with GSK. Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from certain of the Company's discovery programs on pre-determined terms and on an exclusive, worldwide basis.

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

        In 2005, GSK licensed the Company's bifunctional muscarinic antagonist-beta2 agonist (MABA) program for the treatment of COPD, and in October 2011, the Company and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the "Additional MABAs"). GSK's development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to '081, the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to the Company, at which point the Company may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and the Company have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing '081 is successfully developed and commercialized, the Company is entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaboration Arrangements (Continued)

a MABA medicine containing '081 is commercialized only as a combination product, such as a MABA/ICS, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, the Company is entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing '081 is successfully developed and commercialized in multiple regions of the world, the Company could earn total milestone payments up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, the Company could earn total milestone payments up to $129.0 million.

        In May 2004, GlaxoSmithKline LLC, an affiliate of GSK, purchased 6,387,096 shares of the Company's Class A common stock for an aggregate purchase price of $108.9 million and, upon the closing of the Company's initial public offering on October 8, 2004, GlaxoSmithKline LLC purchased an additional 433,757 shares of Class A common stock for an aggregate purchase price of $6.9 million. In November 2010 Glaxo Group Limited, an affiliate of GSK, purchased 5,750,000 shares of the Company's Common Stock for an aggregate purchase price of $129.4 million.

GSK Conversion of the Company's Class A Common Stock and Purchases of Common Stock under the Company's Governance Agreement with GSK

        In July 2011, GSK converted all of the shares of the Company's Class A common stock held by its affiliates into 9,401,499 shares of the Company's common stock on a one share-for-one share basis in accordance with the terms of the Company's restated certificate of incorporation. In addition, Glaxo Group Limited purchased shares of the Company's common stock pursuant to its periodic "top-up" rights under the Company's governance agreement with GSK dated June 4, 2004, as amended, as follows:

	Through December 31, 2011
	Common Stock Shares Purchased	Aggregate Amounts (in thousands)
Purchase dates
February 24, 2011	152,278	$3,609
May 3, 2011	261,299	$6,689
August 2, 2011	102,466	$2,020
November 1, 2011	58,411	$1,298

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaboration Arrangements (Continued)

GSK Upfront License Fees, Milestone Payments and Revenue

        Upfront license fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements were as follows:

	Through December 31, 2011
(in thousands)	Upfront License Fees	Milestone Payments	Total
GSK Collaborations
LABA/RELOVAIR™ collaboration(1)	$10,000	$50,000	$60,000
Strategic alliance agreement	20,000	—	20,000
Strategic alliance—LAMA license(2)	5,000	3,000	8,000
Strategic alliance—MABA program license	6,000	16,000	22,000

Total	$41,000	$69,000	$110,000

(1)
The Company does not currently expect to be eligible for any additional milestones under this collaboration.

(2)
In August 2004, GSK exercised its right to license the Company's LAMA program pursuant to the terms of the strategic alliance. In 2009, GSK returned the program to the Company.

        In August 2011, the Company received a $3.0 million milestone payment from GSK for the initiation of the Phase 1 combination study in the Company's MABA program.

        In October 2011, the Company received an upfront license payment of $1.0 million from GSK related to the Additional MABAs, which is being accounted for as a new arrangement under the updated multiple element arrangement accounting guidance. The Company allocated revenue from this upfront license payment and will allocate any potential contingent payments related to the Additional MABAs under the MABA program, as discussed above in the section entitled Note 1, "Description of Operations and Summary of Significant Accounting Policies—Revenue Recognition," to each non-contingent element based upon the relative selling price of each element. The Company determined the license has standalone value because the license can be used for its intended purpose and may be developed, commercialized and manufactured for its intended purpose without any remaining participation from the Company's. As a result, the Company recognized $936,000 of the upfront license payment and the remaining amount was deferred and will be amortized over the estimated development period over which we will be performing services.

        The eligible potential contingent payments related to the MABA program, which includes the Additional MABAs, are not deemed substantive due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development, manufacturing and commercialization activities for product candidates after licensing the program.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaboration Arrangements (Continued)

        Revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
LABA/RELOVAIR™ collaboration(1)	$4,718	$5,081	$5,081
Strategic alliance agreement	1,858	2,738	2,738
Strategic alliance—LAMA license	—	—	4,240
Strategic alliance—MABA program license(2)	3,082	2,007	3,014

Total revenue	$9,658	$9,826	$15,073

(1)
In the fourth quarter of 2011, the Company revised the estimated performance period for the LABA program based on its progress. The Company does not expect that the revisions will have a material impact on future revenue recognized under this program.

(2)
In the fourth quarter of 2011 and the first quarter of 2010, the Company revised the estimated performance period for the MABA program based on its progress. The Company does not expect that the revisions will have a material impact on future revenue recognized under this program.

Astellas

        In November 2005, the Company entered into a global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. On January 6, 2012, Astellas exercised its right to terminate this agreement. The rights granted to Astellas ceased upon termination of the agreement and Astellas has stopped promotional sales efforts. Pursuant to the terms of the agreement, there are no termination payments required by either party and Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®. To support the transition, Astellas will sell inventory to the Company, manage certain clinical and regulatory activities and respond to medical inquiries with respect to VIBATIV® until no later than March 31, 2012. The Company is evaluating global commercialization alternatives for VIBATIV® either alone or with partners.

        Through December 31, 2011, the Company received $191.0 million in upfront license, milestone and other fees from Astellas. The Company recorded these payments as deferred revenue and is amortizing them ratably over its estimated performance period (development and commercialization period). As a result of the termination of the VIBATIV® collaboration agreement, the Company is no longer eligible to receive any further milestone payments.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaboration Arrangements (Continued)

        Net revenue recognized under this collaboration agreement was as follows:

	December 31,
(in thousands)	2011	2010	2009
Amortization of deferred revenue	$12,975	$12,975	$11,338
Royalties from net sales of VIBATIV®	2,422	1,123	766
Proceeds from VIBATIV® delivered to Astellas	1,171	2,058	—
Cost of VIBATIV® delivered to Astellas	(1,177)	(938)	(1,629)
Cost of unrealizable VIBATIV® inventory	(537)	(821)	(1,175)

Total net revenue	$14,854	$14,397	$9,300

4. Marketable Securities

        The following table is a summary of available-for-sale debt securities and money market funds recorded in cash equivalents or marketable securities in the Company's Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services:

	December 31, 2011				December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$66,150	$24	$—	$66,174	$25,966	$10	$—	$25,976
U.S. government agencies	93,183	9	(17)	93,175	54,625	30	(7)	54,648
U.S. corporate notes	2,707	—	(2)	2,705	34,695	9	(9)	34,695
U.S. commercial paper	34,973	3	—	34,976	97,221	—	—	97,221
Money market funds	38,721	—	—	38,721	91,805	—	—	91,805

Total	235,734	36	(19)	235,751	304,312	49	(16)	304,345
Less amounts classified as cash equivalents	(38,721)	—	—	(38,721)	(157,151)	—	—	(157,151)
Less amounts classified as restricted cash	(893)	—	—	(893)	(893)	—	—	(893)

Amounts classified as marketable securities	$196,120	$36	$(19)	$196,137	$146,268	$49	$(16)	$146,301

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Marketable Securities (Continued)

        The following table provides the net realized gains (losses) on marketable securities for the periods presented:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Realized gains	$—	$3	$—
Realized losses	(2)	—	—

Net realized gains (losses)	$(2)	$3	$—

        The Company realized no gains or losses in 2011 and 2010 that were previously classified as unrealized gains and losses in accumulated other comprehensive income at December 31, 2010 and 2009, respectively.

        The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2011:

	In loss position for less than 12 months		In loss position for more than 12 months		Total
(in thousands)	Fair Value	Estimated Gross Unrealized Losses	Fair Value	Estimated Gross Unrealized Losses	Fair Value	Estimated Gross Unrealized Losses
U.S. government agencies	$47,807	$(17)	$—	$—	$47,807	$(17)
U.S. corporate notes	2,754	(2)	—	—	2,754	(2)

Total	$50,561	$(19)	$—	$—	$50,561	$(19)

        At December 31, 2011, all of the available-for-sale debt securities had contractual maturities within twelve months and the average duration of marketable securities was approximately five months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2011 were temporary in nature.

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

          Level 1 Inputs— Quoted prices for identical instruments in active markets.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value Measurements (Continued)

          Level 2 Inputs— Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

          Level 3 Inputs— Unobservable inputs and little, if any, market activity for the assets.

        The estimated fair values of the Company's financial assets were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2011 (in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$66,174	$—	$—	$66,174
U.S. government agency securities	55,901	37,274	—	93,175
U.S. corporate notes	2,705	—	—	2,705
U.S. commercial paper	—	34,976	—	34,976
Money market funds	38,721	—	—	38,721

Total	$163,501	$72,250	$—	$235,751

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010 (in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$25,976	$—	$—	$25,976
U.S. government agency securities	24,375	30,273	—	54,648
U.S. corporate notes	34,695	—	—	34,695
U.S. commercial paper	—	97,221	—	97,221
Money market funds	91,805	—	—	91,805

Total	$176,851	$127,494	$—	$304,345

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and Equipment

        Property and equipment consists of the following:

	December 31,
(in thousands)	2011	2010
Computer equipment	$3,158	$2,473
Software	4,628	4,592
Furniture and fixtures	3,821	3,689
Laboratory equipment	28,894	27,006
Leasehold improvements	17,263	16,101

	57,764	53,861
Less accumulated depreciation and amortization	(47,392)	(43,646)

Property and equipment, net	$10,372	$10,215

        Depreciation expense was $3.8 million in 2011, $3.9 million in 2010 and $4.3 million in 2009. The change in accumulated depreciation is net of asset retirements.

7. Long-Term Obligations

        Long-term obligations are as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Convertible subordinated notes	$172,500	$189,588	$172,500	$202,391
Note payable to lessor	—	—	42	42

Convertible Subordinated Notes

        In January 2008, the Company closed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes which will mature on January 15, 2015. The financing raised proceeds, net of issuance costs, of $166.7 million. The notes bear interest at the rate of 3.0% per year, that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The fair value of debt was estimated based on the quoted price of the instrument on December 30, 2011.

        The notes are convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share. The debt issuance costs, which are included in other long-term assets, are being amortized on a straight-line basis over the life of the notes. Unamortized debt issuance costs totaled $2.5 million as of December 31, 2011. Amortization expense was $0.8 million in 2011, 2010 and 2009.

        Holders of the notes will be able to require the Company to repurchase some or all of their notes upon the occurrence of a fundamental change (as defined) at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. The Company may not redeem the notes prior to January 15, 2012. On or after January 15, 2012 and prior to the maturity date, the Company,

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Obligations (Continued)

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

Note Payable

        In connection with the Company's original lease agreement for its facility in South San Francisco, California (see Note 8, "Operating Leases and Subleases," for more information), the Company received approximately $0.9 million in July 2002 under a tenant improvement loan from the lessor, which is payable in monthly installments through 2012, bears interest at 14.5% per annum and is secured by the underlying leasehold improvements. The aggregate maturity of the note payable for the remaining year was $42,000 in 2012 and is included in note payable and capital lease, current in the accompanying consolidated balance sheets.

Capital Lease

        The Company's capital lease agreement for communications equipment entered into in June 2009 is accounted for as follows:

	Year Ended December 31,
(in thousands)	2011	2010
Obligation of lease arrangement	$79	$130
Minimum lease payments less interest	(52)	(51)

Present value of future payments	27	79
Less current portion	(27)	(52)

Long-term portion	$—	$27

        The equipment under the capital lease arrangement is included in property and equipment and the related amortization is included in depreciation and amortization expense in the consolidated statements of cash flows. The cost of equipment financed under capital leases was $0.2 million and the related accumulated amortization was $72,000 as of December 31, 2011 and $41,000 as of December 31, 2010.

8. Operating Leases and Subleases

        The Company entered into amendments to its South San Francisco, CA facility leases in June 2010. These amendments extend the lease terms through May 2020 and the Company may extend the terms for two additional five-year periods. The leases are for two buildings of approximately 110,000 and 40,000 square feet.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Operating Leases and Subleases (Continued)

        The Company leases its South San Francisco, California, facilities under a non-cancelable operating lease. Future minimum lease payments under this lease, exclusive of executory costs, at December 31, 2011, were as follows:

(in thousands)
Years ending December 31:
2012	$5,429
2013	5,029
2014	4,859
2015	5,005
2016	5,156
Thereafter	18,806

Total	$44,284

        Expenses and income associated with operating leases were as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Rent expense	$6,702	$6,779	$6,559
Sublease income, net	(637)	(622)	(580)

        As of December 31, 2011, the Company expects to receive up to $0.2 million of minimum rentals through the end of a non-cancelable sublease in March 2012.

9. Commitments and Contingencies

Guarantees and Indemnifications

        The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2011.

Purchase Obligations

        As of December 31, 2011, the Company had outstanding purchase obligations on commercially reasonable terms, primarily for services under contract research, development and clinical supply agreements totaling $1.0 million.

10. Stock-Based Compensation

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

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

and restatement of the 2004 Plan on April 27, 2010, no additional awards have been made or will be made in the future under the 2008 Plan.

        The 2004 Plan provides for the granting of stock options, restricted stock awards, stock appreciation rights and RSUs to employees, officers, directors and consultants of the Company. On April 27, 2010, an amendment and restatement of the 2004 Plan was approved by the Company's stockholders to, among other things, reserve additional shares of common stock for issuance thereunder. As of December 31, 2011, total shares remaining available for issuance under the 2004 Plan were 2,090,098.

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

        The Company's ESPP plan also includes a feature that provides for a new offering period to begin when the fair market value of the Company's common stock on any purchase date during an offering period falls below the fair market value of the Company's common stock on the first day of such offering period. This feature is called a reset. The Company had resets for new twenty-four month offering periods starting on November 16, 2007, May 16, 2008, November 16, 2008, May 16, 2010, and November 16, 2011. The Company applied modification accounting to determine the incremental fair value associated with the ESPP resets and recognized the related incremental stock-based compensation expense.

        As of December 31, 2011, a total of 2,025,000 shares of common stock were approved and authorized for issuance under the ESPP. Through December 31, 2011, the Company issued 1,468,454 shares under the ESPP at an average price of $10.15 per share. As of December 31, 2011, total shares remaining available for issuance under the ESPP were 556,546.

Restricted Stock Awards

        The Compensation Committee of the Company's Board of Directors approved the grant of 1,168,000 in 2011 and 71,000 shares in 2007, of restricted stock to certain members of the Company's management. These restricted shares of common stock vest based on continued service, with pre-determined vesting percentages and anniversary dates. The Company valued the awards based on the closing market price of the Company's common stock on the date of the respective awards.

Performance-Contingent Restricted Stock Awards

        In 2011, the Compensation Committee of the Company's Board of Directors approved the grant of 1,290,000 performance-contingent RSAs to senior management. These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011-2016 and continued employment, both of which must be satisfied in order for the RSAs to vest.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

Expense associated with these RSAs would be recognized, if at all, during these years depending on the probability of meeting the performance conditions. The maximum potential expense associated with the RSAs could be up to approximately $31.9 million (allocated as $6.3 million for research and development expense and $25.6 million for general and administrative expense) if all of the performance conditions are achieved on time. As of December 31, 2011, the Company had determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. As the RSAs are dependent upon the achievement of certain performance conditions, the expense associated with the RSAs may vary significantly from period to period.

        In 2011, the Compensation Committee of the Company's Board of Directors approved the grant of 25,000 performance-contingent RSAs to a non-executive officer that has dual triggers of vesting based upon the achievement of a performance condition over a timeframe from 2012-2013 and continued employment through 2014, both of which must be satisfied in order for the award to vest in full. The maximum potential expense associated with this award is approximately $475,000, which would be recognized in increments based on the achievement of the performance condition. As of December 31, 2011, the Company had determined that the achievement of the requisite performance condition was not probable and, as a result, no compensation expense has been recognized. As the vesting of the RSAs is contingent upon the achievement of the performance condition, the expense associated with the RSAs may vary significantly from period to period.

Performance-Contingent Restricted Stock Units

        In 2010, the Compensation Committee of the Company's Board of Directors approved the grant of 210,000 performance-contingent RSUs to senior management. These awards have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones during 2010 and 2011, as well as a requirement for continued employment through early 2014. As of February 11, 2011, both performance milestones had been deemed achieved, and time-based vesting commenced with respect to all of the performance-contingent RSU shares.

Director Compensation Program

        Non-employee directors of the Company receive compensation for services provided as a director. Each member of the Company's Board who is not an employee receives an annual retainer as well as a fee for each board and committee meeting attended. Commencing on April 27, 2011, chairpersons of the various committees of the Board, the Audit Committee, the Compensation Committee, Nominating/Corporate Governance Committee and the Science and Technology Advisory Committee receives a fixed retainer. The lead independent director also receives a fixed retainer.

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

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        These initial equity grants vest monthly over the director's first two years of service. In addition, on the date of joining the Board, the new director will also receive the standard annual equity awards (if joining on the date of the Company's Annual Meeting of Stockholders) or pro-rated annual equity awards (if joining on any other date). The pro-ration is based upon the number of months of service the new board member will provide during the 12-month period ending on the one-year anniversary of the most recent annual meeting of stockholders. Annually, upon his or her re-election to the Board at the Annual Meeting of Stockholders, each independent director is automatically granted both an RSU covering 6,000 shares of the Company's common stock and a nonstatutory stock option covering 6,000 shares of the Company's common stock. These standard annual equity awards vest monthly over the twelve month period of service following the date of grant. In addition, all automatic equity awards vest in full if the Company is subject to a change in control or the Board member dies while in service.

Stock-Based Compensation Expense

        The allocation of stock-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Research and development	$13,422	$10,322	$11,542
General and administrative	11,494	8,687	8,458

Total stock-based compensation expense	$24,916	$19,009	$20,000

        Stock-based compensation expense included in the consolidated statements of operations by award type was as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Employee stock options	$4,528	$7,003	$10,271
Employee RSUs	13,290	9,783	7,473
Employee RSAs	5,498	398	470
Non-employee options and RSUs	307	1,186	501
ESPP	1,293	639	1,285

Total stock-based compensation expense	$24,916	$19,009	$20,000

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

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        As of December 31, 2011, the unrecognized compensation cost, net of expected forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

(in thousands, except amortization period)	Unrecognized Compensation Cost	Weighted-average amortization period (years)
Stock options	$7,293	2.8
RSUs	$12,449	2.0
RSAs	$5,389	4.5

Compensation Awards

        The following table summarizes equity award activity under the 2008 Plan and the 2004 Plan, and related information:

(in thousands, except per share data)	Number of Shares Subject to Outstanding Options	Weighted- average Exercise Price of Outstanding Options	Number of Shares Subject to Outstanding RSUs	Weighted- average Fair Value per Share at Grant	Number of Shares Outstanding Subject to Vesting or Performance Conditions with vesting	Weighted- average Fair Value per Share at Grant
Balance at December 31, 2008	9,953	$16.01	2,260	$21.51	77	$24.42
Granted	356	14.90	950	14.66	—	—
Exercised	(1,333)	7.77	—	—	—	—
Released RSUs/RSAs	—	—	(603)	14.62	(20)	20.18
Forfeited	(562)	25.43	(565)	29.78	—	—

Balance at December 31, 2009	8,414	16.63	2,042	14.15	57	25.87
Granted	321	14.90	1,170	10.55	—	—
Exercised	(784)	9.60	—	—	—	—
Released RSUs/RSAs	—	—	(657)	13.20	(24)	25.55
Forfeited	(297)	26.17	(658)	26.26	—	—

Balance at December 31, 2010	7,654	16.91	1,897	12.45	33	26.10
Granted	629	21.98	471	24.96	2,483	24.42
Exercised	(1,265)	8.87	—	—	—	—
Released RSUs/RSAs	—	—	(797)	13.89	(74)	24.96
Forfeited	(127)	29.15	(29)	15.35	—	—

Balance at December 31, 2011	6,891	18.62	1,542	15.47	2,442	24.42

        As of December 31, 2011, the aggregate intrinsic value of the options outstanding was $42.6 million and the aggregate intrinsic value of the options exercisable was $39.0 million.

        The total intrinsic value of the options exercised was $17.1 million in 2011, $7.2 million in 2010, and $10.0 million in 2009. The total estimated fair value of options vested was $6.4 million in 2011, $8.2 million in 2010, and $15.7 million in 2009.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

Valuation Assumptions

        The Company based the range of weighted average estimated values of employee stock option grants and rights granted under the employee stock purchase plan, as well as the weighted-average assumptions used in calculating these values, on estimates at the date of grant, as follows:

Year Ended December 31,
	2011	2010	2009
Employee stock options
Risk-free interest rate	1.10% - 2.57%	1.11% - 2.82%	1.55% - 2.98%
Expected life (in years)	5 - 6	5 - 6	5 - 6
Volatility	0.49 - 0.55	0.48 - 0.52	0.48 - 0.57
Dividend yield	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$11.11	$7.41	$7.48
Employee stock purchase plan issuances
Risk-free interest rate	0.05% - 0.54%	0.19% - 0.79%	0.17% - 0.88%
Expected life (in years)	0.5 - 2	0.5 - 2	0.5 - 2
Volatility	0.48 - 0.59	0.50 - 0.69	0.50 - 0.84
Dividend yield	—%	—%	—%
Weighted-average estimated fair value of ESPP issuances	$9.46	$7.63	$6.42

Range of Stock Option Exercise Prices

        As of December 31, 2011, all outstanding options to purchase common stock of the Company are summarized in the following table (in thousands, except years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Prices	Options Exercisable	Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Price
$3.10	557	1.3	$3.10	557	1.3	$3.10
$6.15 - $6.70	145	6.9	6.19	99	6.9	6.18
$8.53	218	0.4	8.53	218	0.4	8.53
$9.69	1,172	2.3	9.69	1,172	2.3	9.69
$9.70 - $16.00	924	5.1	14.69	749	4.5	15.00
$16.01 - $21.96	1,493	5.6	18.52	1,061	4.1	18.34
$21.97 - $29.70	1,385	5.5	27.34	1,136	4.7	28.00
$29.71 - $35.46	997	5.2	33.52	997	5.2	33.52

Total	6,891	4.4	18.62	5,989	3.7	18.61

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
(in thousands)	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$359,000	$311,000
Deferred revenues	56,000	63,000
Capitalized research and development expenditures	35,000	34,000
Research and development tax credit carryforwards	37,000	34,000
Other	31,000	26,000
Valuation allowance	(518,000)	(468,000)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $50.0 million in 2011, $35.0 million in 2010, and $32.0 million in 2009.

        As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $1,068.2 million, which will expire from 2012 through 2030, and federal research and development tax credit carryforwards of approximately $43.2 million, which will expire from 2018 through 2030. The Company also had state net operating loss carryforwards of approximately $425.0 million expiring in the years 2012 through 2030 and state research tax credits of approximately $46.9 million, which do not expire.

        The net operating loss deferred tax asset balances as of December 31, 2011 and 2010 do not include excess tax benefits from stock option exercises. Stockholders' net capital deficiency will be credited if and when such excess tax benefits are ultimately realized.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The Company conducted an analysis through 2011 to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards are expected to expire before becoming available to reduce federal and state income tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

Uncertain Tax Positions

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits are as follows (in thousands):

Gross unrecognized tax benefits as of January 1, 2009	$36,200
Gross decrease for tax positions for prior years	(100)
Gross increase in tax positions for current year	3,500

Unrecognized tax benefits as of December 31, 2009	39,600

Gross decrease for tax positions for prior years	—
Gross increase in tax positions for current year	3,000

Unrecognized tax benefits as of December 31, 2010	42,600

Gross decrease for tax positions for prior years	—
Gross increase in tax positions for current year	4,300

Unrecognized tax benefits as of December 31, 2011	$46,900

        If the Company eventually is able to recognize these uncertain positions, most of the $46.9 million of the unrecognized benefit would reduce the effective tax rate, except for excess tax benefits related to stock-based payments. The Company currently has a full valuation allowance against its deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain positions be favorably settled in the future. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

        The Company is subject to taxation in the U.S. and various state jurisdictions. The tax years 1996 and forward remain open to examination by the federal and most state tax authorities due to net operating loss and overall credit carryforward positions.

12. Subsequent Events

  Termination of Collaboration Arrangement

        On January 6, 2012, Astellas exercised its right to terminate the global License, Development and Commercialization agreement for VIBATIV®. The Company is evaluating global commercialization alternatives for VIBATIV® either alone or with partners. The rights granted to Astellas ceased upon termination of the agreement and Astellas has stopped promotional sales efforts. Pursuant to the terms of the agreement, there are no termination payments required by either party and Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®.

        This is being accounted for as a nonrecognized subsequent event as the termination agreement was entered into after December 31, 2011. The Company is evaluating the financial impact of the termination. However, the Company expects to recognize in the first quarter of 2012 the remaining non-cash, deferred upfront license fees and milestone payments, net of any estimated termination obligations, of approximately $125.0 million and the Company may purchase certain VIBATIV® inventory from Astellas in 2012. The purchase is subject to release of the inventory by a third-party manufacturer and may cost up to $11.0 million.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsequent Events (Continued)

  Sale of Stock

        On February 14, 2012, the Company and GSK entered into an agreement pursuant to which GSK agreed to purchase through an affiliate, in a private placement, 88,468 shares of the Company's common stock at $18.12 per share, for an aggregate purchase price of $1.6 million, on February 13, 2012 pursuant to its rights under the Company's governance agreement with GSK dated June 4, 2004, as amended.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2011. This information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarters Ended(1)
	March 31	June 30	September 30	December 31
	(in thousands except per share data)
2011:
Revenue	$6,331	$6,389	$6,431	$5,361
Operating expenses	(27,633)	(30,046)	(35,633)	(40,937)
Loss from operations	(21,302)	(23,657)	(29,202)	(35,576)
Net loss	(22,667)	(25,045)	(30,626)	(37,007)
Basic and diluted net loss per share	$(0.28)	$(0.31)	$(0.37)	$(0.45)
2010:
Revenue	$5,714	$6,264	$5,302	$6,942
Operating expenses	(26,827)	(25,696)	(25,147)	(24,876)
Loss from operations	(21,113)	(19,432)	(19,845)	(17,934)
Net loss	(22,536)	(20,806)	(21,222)	(19,299)
Basic and diluted net loss per share	$(0.35)	$(0.28)	$(0.29)	$(0.25)

(1)
The 2011 and 2010 amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Theravance, Inc.

        We have audited the accompanying consolidated balance sheets of Theravance, Inc. (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' net capital deficiency, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Theravance, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Theravance, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
February 27, 2012

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        We conducted an evaluation as of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        Our independent registered public accounting firm, Ernst & Young LLP, has audited our internal control over financial reporting as of December 31, 2011. Their attestation report on the audit of our internal control over financial reporting is included below.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2011 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Theravance, Inc.

        We have audited Theravance, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Theravance, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Theravance, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Theravance, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' net capital deficiency, and cash flows for each of the three years in the period ended December 31, 2011 of Theravance, Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
February 27, 2012

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

ITEM 11.    EXECUTIVE COMPENSATION

        For the information required by this Item, see "2011 Director Compensation", "Compensation of Named Executive Officers", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        For the information required by this Item, see "Ratification of Section of Independent Registered Public Accounting Firm" and "Pre-Approval Policies and Procedures" in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:

        The following financial statements and schedules of the Registrant are contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

  2.
  Financial Statement Schedules:

        All schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)
Exhibits required by Item 601 of Regulation S-K

        The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAVANCE, INC.
Date: February 27, 2012	By:	/s/ RICK E WINNINGHAM Rick E Winningham Chief Executive Officer

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

Signature	Title	Date

/s/ RICK E WINNINGHAM Rick E Winningham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2012
/s/ MICHAEL W. AGUIAR Michael W. Aguiar	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012
/s/ JEFFREY M. DRAZAN Jeffrey M. Drazan	Director	February 27, 2012
/s/ HENRIETTA HOLSMAN FORE Henrietta Holsman Fore	Director	February 27, 2012

Signature	Title	Date

/s/ ROBERT V. GUNDERSON, JR. Robert V. Gunderson, Jr.	Director	February 27, 2012
/s/ ARNOLD J. LEVINE, PH.D. Arnold J. Levine, Ph.D	Director	February 27, 2012
/s/ BURTON G. MALKIEL, PH.D. Burton G. Malkiel, Ph.D	Director	February 27, 2012
/s/ PETER S. RINGROSE, PH.D. Peter S. Ringrose, Ph.D.	Director	February 27, 2012
/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	February 27, 2012
/s/ GEORGE M. WHITESIDES, PH.D. George M. Whitesides, Ph.D	Director	February 27, 2012
/s/ WILLIAM D. YOUNG William D. Young	Director	February 27, 2012

Exhibits

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
3.3		Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4		Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5		Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

4.1		Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.2		Amended and Restated Rights Agreement between the registrant and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07

4.3		Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08

4.4		Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)

4.5		Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

10.1	+	1997 Stock Plan	S-1	6/10/04

10.2	+	Long-Term Stock Option Plan	S-1	6/10/04

10.3	+	2004 Equity Incentive Plan, as amended by the board of directors February 10, 2010 and approved by stockholders April 27, 2010 and forms of equity award

10.4		Employee Stock Purchase Plan, as amended April 27, 2010	10-Q	6/30/10

10.5	+	Change in Control Severance Plan, as amended and restated on July 27, 2007	10-Q	6/30/08

10.6		Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	6/10/04

10.7		Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	6/10/04

10.8	*	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	S-1	9/29/04

10.9	+	Form of Indemnification Agreement for directors and officers of the registrant	S-1	6/10/04

10.10		Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004	S-1	6/10/04

10.11		Amended and Restated Investors' Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S-1	6/10/04

10.12		Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004	S-1	7/26/04

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.13	*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	S-1	9/30/04

10.14	*	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002	S-1	9/29/04

10.15	+	Offer Letter with Rick E Winningham dated August 23, 2001	S-1	6/10/04

10.16		Form of Class A Common Stock Purchase Agreement between the registrant and GSK	S-1	9/29/04

10.17	+	Offer Letter with Michael W. Aguiar dated as of January 31, 2005	10-K	12/31/04

10.18	+	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan	10-K	12/31/04

10.19	+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect through 2010)	10-Q	6/30/07

10.20	+	Description of Cash Bonus Program, as amended	10-K	12/31/09

10.21	*	License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated November 7, 2005	S-3	1/30/06

10.22	*	Amendment to License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated as of July 18, 2006	10-Q	9/30/06

10.23	+	Offer letter with Leonard Blum dated July 27, 2007	10-Q	9/30/07

10.24	+	Amended and Restated 2008 New Employee Equity Incentive Plan and forms of equity award

10.25	+	Amendment to Offer Letter between the registrant and Leonard Blum dated July 23, 2008	10-K	12/31/08

10.26	+	Amendment to Offer Letter between the registrant and Rick E Winningham dated December 23, 2008	10-K	12/31/08

10.27	+	Amendment to Change in Control Severance Plan effective December 16, 2009	10-K	12/31/09

10.28	+	2010 Change in Control Severance Plan adopted December 16, 2009	10-K	12/31/09

10.29		First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	6/30/10

10.30		First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	6/30/10

10.31		Common Stock Purchase Agreement among the registrant, Glaxo Group Limited and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	11/29/10

10.32		Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	11/29/10

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.33	+	Form of Amendment to Restricted Stock Unit Agreements between the registrant and each current member of the Board of Directors outstanding as of December 31, 2010	10-K	12/31/2010

10.34	(1)	Amendment to Strategic Alliance Agreement dated October 3, 2011

21.1		List of Subsidiaries	10-K	12/31/05

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32		Certifications Pursuant to 18 U.S.C. Section 1350

101	^	The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.

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

(1)
Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

^
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.