Form 10-Q
period 2012-03-31
THERAVANCE INC
filed 2012-05-02
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of registrant’s common stock outstanding on April 25, 2012 was 86,542,315.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$14,310	$44,778
Marketable securities	185,854	196,137
Receivable from related party	63	223
Notes receivable, current	200	100
Prepaid and other current assets	3,900	3,525
Total current assets	204,327	244,763

Restricted cash	893	893
Property and equipment, net	10,059	10,372
Notes receivable, non-current	140	240
Other assets, non-current	2,308	2,514
Total assets	$217,727	$258,782

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$5,308	$5,813
Accrued personnel related expenses	4,884	9,643
Accrued clinical and development expenses	6,547	6,956
Accrued interest on convertible subordinated notes	1,078	2,372
Other accrued liabilities	1,974	1,946
Note payable and capital lease, current	13	69
Deferred revenue, current	5,771	18,697
Total current liabilities	25,575	45,496
Convertible subordinated notes	172,500	172,500
Deferred rent	5,678	5,821
Deferred revenue, non-current	7,843	122,017
Commitments and contingencies (Notes 3 and 7)
Stockholders’ equity (net capital deficiency):
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 86,470 at March 31, 2012 and 85,543 at December 31, 2011	865	855
Additional paid-in capital	1,236,641	1,228,037
Accumulated other comprehensive income (loss)	(9)	16
Accumulated deficit	(1,231,366)	(1,315,960)
Total stockholders’ equity (net capital deficiency)	6,131	(87,052)
Total liabilities and stockholders’ equity (net capital deficiency)	$217,727	$258,782

*                    Condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue (including amounts from a related party of $1,430 in the three months ended March 31, 2012, and $2,456 in the three months ended March 31, 2011)	$127,099	$6,331
Operating expenses:
Research and development	33,202	20,464
General and administrative	7,857	7,169
Total operating expenses	41,059	27,633
Income (loss) from operations	86,040	(21,302)
Interest income	56	145
Interest expense	(1,502)	(1,510)
Net income (loss)	$84,594	$(22,667)
Net income (loss) per share:
Basic	$1.01	$(0.28)
Diluted	$0.93	$(0.28)
Weighted-average number of shares used in per share calculations:
Basic	83,590	80,854
Diluted	92,080	80,854

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$84,594	$(22,667)
Other comprehensive income:
Net unrealized loss on available-for-sale securities, net of tax	(25)	(5)
Comprehensive income (loss)	$84,569	$(22,672)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$84,594	$(22,667)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,910	1,650
Stock-based compensation	6,235	5,541
Forgiveness of notes receivable	—	1
Changes in operating assets and liabilities:
Receivables	160	268
Prepaid expenses and other current assets	(375)	73
Accounts payable	48	198
Accrued personnel-related expenses, accrued interest on convertible subordinated notes and other current liabilities	(6,657)	(6,031)
Deferred rent	(143)	776
Deferred revenue	(127,100)	(5,700)
Net cash used in operating activities	(41,328)	(25,891)

Cash flows from investing activities
Purchases of property and equipment	(1,103)	(1,381)
Purchases of marketable securities	(35,671)	(76,408)
Sales of marketable securities	—	5,000
Maturities of marketable securities	45,158	71,250
Payments received on notes receivable	—	300
Net cash provided by (used in) investing activities	8,384	(1,239)

Cash flows from financing activities
Payments on note payable and capital lease	(56)	(62)
Proceeds from issuances of common stock, net	2,532	11,733
Net cash provided by financing activities	2,476	11,671

Net decrease in cash and cash equivalents	(30,468)	(15,459)
Cash and cash equivalents at beginning of period	44,778	163,333
Cash and cash equivalents at end of period	$14,310	$147,874

See accompanying notes to condensed consolidated financial statements.

Theravance, Inc.

Notes to Condensed consolidated financial statements

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Theravance, Inc. (the Company or Theravance) is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. By leveraging the Company’s proprietary insight of multivalency to drug discovery, Theravance is pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2012 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC) on February 27, 2012.

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

Segment Reporting

The Company has determined that it operates in a single segment which is the research and development of human therapeutics. Revenues are generated primarily from the Company’s collaborations with GlaxoSmithKline plc (GSK), located in the United Kingdom and, through January 6, 2012, Astellas Pharma Inc. (Astellas), located in Japan. All long-lived assets are maintained in the United States.

Marketable Securities

The Company determines the appropriate classification of its marketable securities, which consist of debt securities, at the time of purchase and reevaluates such designation at each balance sheet date. All of the marketable securities are classified as available-for-sale and carried at estimated fair values and reported in either cash equivalents or marketable securities. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (net capital deficiency). Interest, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities are included in interest. The cost of securities sold is based on the specific identification method.

The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, the Company reduces the carrying value of the security and records a loss for the amount of such decline.

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

Fair Value of Stock-Based Compensation Awards

Stock-based compensation arrangements currently include the following awards granted under the 2004 Equity Incentive Plan (2004 Plan) and the 2008 New Employee Equity Incentive Plan (2008 Plan): stock options, restricted stock unit awards (RSUs), performance-contingent RSUs, restricted stock awards (RSAs), and performance-contingent RSAs. In addition, stock-based compensation arrangements include purchases of common stock by the Company’s employees at a discount to the market price during offering periods under the Company’s Employee Stock Purchase Plan (ESPP). Under the 2004 Plan and 2008 Plan, stock options are to be granted at an exercise price not less than the fair market value per share on the grant date for incentive options and are generally granted with terms of up to ten years and vest over a period of four years. Following the approval by stockholders of the amendment and restatement of the 2004 Plan on April 27, 2010, no additional awards have been made or will be made in the future under the 2008 Plan.

The Company uses the Black Scholes option pricing model to estimate the fair value of options granted under its equity incentive plans and rights to acquire stock granted under its employee stock purchase plan. The Black Scholes option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. The Company used the “simplified” method as described in Staff Accounting Bulletin No. 107 for the expected option term because the usage of its historical exercise data is limited due to post-IPO exercise restrictions. Beginning April 1, 2011, the Company used its historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, the Company used peer company price volatility to estimate expected stock price volatility due to the Company’s limited historical common stock price volatility since its initial public offering in 2004. RSUs and RSAs are measured based on the fair market values of the underlying stock on the dates of grant.

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

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

Recently Adopted Accounting Updates

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income” an update to Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income”. This update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retrospectively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update was effective for the Company January 1, 2012. The Company elected the two separate but consecutive statements approach.

2. Net Income (Loss) per Share

Basic net income (loss) per share amounts for each period presented were computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture.

For the three months ended March 31, 2012, diluted net income per share was computed by dividing net income plus interest on dilutive convertible notes by the weighted-average number of shares of common stock outstanding during each period, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding assuming dilutive potential common shares had been issued for dilutive convertible notes (see Note 6) and other dilutive securities.

Dilutive potential common shares for dilutive convertible notes were calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible notes, net income was adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator was adjusted to add back the number of shares that would be issued if the entire obligation was settled in shares.

Dilutive potential common shares also include the dilutive effect of the common stock underlying in-the-money stock options and were calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option and the average amount of compensation cost, if any, for future service that the Company has not yet recognized when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive potential common shares also reflect the dilutive effect of unvested restricted stock units.

For the three months ended March 31, 2011, diluted net loss per share was identical to basic EPS since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The computations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2012	2011
Numerator:
Net income (loss) — basic	$84,594	$(22,667)
Add: interest and issuance costs related to convertible notes	1,500	—
Net income (loss) — diluted	86,094	(22,667)

Denominator:
Weighted-average common shares outstanding	86,292	83,325
Less: unvested RSAs	(2,702)	(2,471)
Weighted-average common shares outstanding — basic	83,590	80,854
Dilutive effect of equity incentive plans and ESPP	1,822	—
Dilutive effect of convertible subordinated notes	6,668	—
Weighted-average common shares outstanding and dilutive potential common shares — diluted	92,080	80,854

Anti-dilutive securities

The following awards were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2012	2011
Shares issuable under Equity Incentive Plans and ESPP	4,641	6,673
Shares issuable upon the conversion of convertible debt	—	6,668
Total anti-dilutive securities	4,641	13,341

3. Collaboration Arrangements

GSK

LABA collaboration

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

2004 Strategic Alliance

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

In 2005, GSK licensed the Company’s bifunctional muscarinic antagonist-beta2 agonist (MABA) program for the treatment of COPD, and in October 2011, the Company and GSK expanded the MABA program by adding six additional Theravance discovered preclinical MABA compounds (the “Additional MABAs”). GSK’s development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to ‘081, the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to the Company, at which point the Company may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and the Company have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, the Company is entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized only as a combination product, such as a MABA/ICS, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, the Company is entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, the Company could earn total milestone payments up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, the Company could earn total milestone payments up to $129.0 million.

In connection with the expansion of the MABA program, GSK relinquished its option right on the Company’s MonoAmine Reuptake Inhibitor (MARIN) program and Angiotensin Receptor-NEP Inhibitor (ARNI) program. GSK has no further option rights on any of the Company’s research or development programs under the strategic alliance.

In May 2004, GlaxoSmithKline LLC, an affiliate of GSK, purchased 6,387,096 shares of the Company’s Class A common stock for an aggregate purchase price of $108.9 million and, upon the closing of the Company’s initial public offering on October 8, 2004, GlaxoSmithKline LLC purchased an additional 433,757 shares of Class A common stock for an aggregate purchase price of $6.9 million. In November 2010, Glaxo Group Limited, an affiliate of GSK, purchased 5,750,000 shares of the Company’s common stock for an aggregate purchase price of $129.4 million.

GSK Conversion of the Company’s Class A Common Stock and Purchases of Common Stock under the Company’s Governance Agreement with GSK

In July 2011, GSK converted all of the shares of the Company’s Class A common stock held by its affiliates into 9,401,499 shares of the Company’s common stock on a one share-for-one share basis in accordance with the terms of the Company’s restated certificate of incorporation. In addition, Glaxo Group Limited purchased shares of the Company’s common stock pursuant to its periodic “top-up” rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended, as follows:

	Through March 31, 2012
	Common Stock Shares Purchased	Aggregate Amounts (in thousands)
Purchase dates
February 24, 2011	152,278	$3,609
May 3, 2011	261,299	$6,689
August 2, 2011	102,466	$2,020
November 1, 2011	58,411	$1,298
February 14, 2012	88,468	$1,603

See Note 10 for subsequent event.

GSK Upfront License Fees, Milestone Payments and Revenue

Upfront license fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements were as follows:

	Through March 31, 2012
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

The eligible potential contingent payments related to the MABA program, which includes the Additional MABAs, are not deemed substantive due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program.

Revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
GSK Collaborations
LABA/RELOVAIR™ collaboration	$907	$1,270
Strategic alliance agreement	—	684
Strategic alliance—MABA program license	523	502
Total	$1,430	$2,456

Astellas

License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. On January 6, 2012, Astellas exercised its right to terminate this agreement. The rights previously granted to Astellas ceased upon termination of the agreement and Astellas stopped all promotional sales efforts. Pursuant to the terms of the agreement, Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®. In March 2012, the Company entered into a series of agreements with Astellas for the purchase of VIBATIV® active pharmaceutical ingredient and raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release by a third party manufacturer.

In addition, beginning July 1, 2012, the Company is responsible to fund governmental rebate and governmental chargeback claims for Astellas-labeled product sales. As a result of the termination agreement, the Company recorded a liability of $150,000 at March 31, 2012. The Company is evaluating global commercialization alternatives for VIBATIV® either with partners or alone.

Through January 6, 2012, the Company had received $191.0 million in upfront license, milestone and other fees from Astellas. The Company previously recorded these payments as deferred revenue and amortized them ratably over its estimated performance period (development and commercialization period). As a result of the termination of the collaboration agreement, the Company has no remaining performance obligations. Therefore the development and commercialization period ended on January 6, 2012. As such, the Company recognized into revenue $125.8 million of deferred revenue related to Astellas in the three months ended March 31, 2012, and it is no longer eligible to receive any further milestone payments.

Net revenue recognized under this collaboration agreement was as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Recognition of deferred revenue	$125,819	$3,244
Royalties from net sales of VIBATIV®	—	631
Astellas-labeled product sales allowance	(150)	—
Total net revenue	$125,669	$3,875

4. Marketable Securities

Available-for-sale money market funds and debt securities were recorded in cash equivalents or marketable securities in the Company’s consolidated balance sheets at their estimated fair value based on prices obtained from commercial pricing services. The Company’s marketable securities were as follows:

	March 31, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$61,028	$5	$(2)	$61,031	$66,150	$24	$—	$66,174
U.S. government agencies	82,942	2	(15)	82,929	93,183	9	(17)	93,175
U.S. corporate notes	550	—	—	550	2,707	—	(2)	2,705
U.S. commercial paper	45,736	1	—	45,737	34,973	3	—	34,976
Money market funds	6,213	—	—	6,213	38,721	—	—	38,721
Total	196,469	8	(17)	196,460	235,734	36	(19)	235,751
Less amounts classified as cash equivalents	(9,713)	—	—	(9,713)	(38,721)	—	—	(38,721)
Less amounts classified as restricted cash	(893)	—	—	(893)	(893)	—	—	(893)
Amounts classified as marketable securities	$185,863	$8	$(17)	$185,854	$196,120	$36	$(19)	$196,137

At March 31, 2012, all of the marketable securities have contractual maturities within twelve months and the average duration of marketable securities was approximately five months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2012, were temporary in nature. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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

Level 3 Inputs—Unobservable inputs and little, if any, market activity for the assets.

The estimated fair values of the Company’s financial assets were as follows:

	Fair Value Measurements at Reporting Date Using
March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$25,998	$35,033	$—	$61,031
U.S. government agency securities	34,441	48,488	—	82,929
U.S. corporate notes	—	550	—	550
U.S. commercial paper	—	45,737	—	45,737
Money market funds	6,213	—	—	6,213
Total	$66,652	$129,808	$—	$196,460

	Fair Value Measurements at Reporting Date Using
December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$66,174	$—	$—	$66,174
U.S. government agency securities	55,901	37,274	—	93,175
U.S. corporate notes	2,705	—	—	2,705
U.S. commercial paper	—	34,976	—	34,976
Money market funds	38,721	—	—	38,721
Total	$163,501	$72,250	$—	$235,751

At March 31, 2012, securities with a total fair value of $19.6 million were measured using Level 1 inputs in comparison to December 31, 2011, at which time the securities had a fair value of $19.7 million and were measured using Level 2 inputs. The transfer to Level 1 from Level 2 was primarily the result of increased trading volume of the securities at and around March 31, 2012, compared to December 31, 2011.

At March 31, 2012, securities with a total fair value of $56.2 million were measured using Level 2 inputs in comparison to December 31, 2011, at which time the securities had a fair value of $56.5 million and were measured using Level 1 inputs. The transfer to Level 2 from Level 1 was primarily the result of decreased trading volume of the securities at and around March 31, 2012, compared to December 31, 2011.

6. Long-Term Debt

The fair value of debt was estimated based on the quoted price of the instrument as of March 31, 2012 and December 31, 2011. The carrying values and estimated fair values for the notes were as follows:

	March 31, 2012		December 31, 2011
(in	Carrying	Estimated Fair Value	Carrying	Estimated Fair Value
thousands)	Value	Level 2	Value	Level 2
Convertible subordinated notes	$172,500	$178,436	$172,500	$189,588

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

The notes are convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share. The debt issuance costs, which are included in other long-term assets, are being amortized on a straight-line basis over the life of the notes. Unamortized debt issuance costs totaled $2.3 million as of March 31, 2012. Amortization expense was $0.2 million in both the three months ended March 31, 2012 and 2011.

Holders of the notes will be able to require the Company to repurchase some or all of their notes upon the occurrence of a fundamental change (as defined) at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. The Company may not redeem the notes prior to January 15, 2012. On or after January 15, 2012 and prior to the maturity date, the Company, upon notice of redemption, may redeem for cash all or part of the notes if the last reported sale price of its common stock has been greater than or equal to 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which it provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest up to but excluding the redemption date. As of March 31, 2012, the Company did not provide notice of redemption or redeem any of the notes.

7. Commitments and Contingencies

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2012.

Purchase Obligation

On January 6, 2012, Astellas exercised its right to terminate the Company’s collaboration agreement for VIBATIV®. In March 2012, the Company entered into a series of purchase agreements for VIBATIV® active pharmaceutical ingredient and raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release by a third party manufacturer.

8. Stock-Based Compensation

Equity Incentive Plan

The 2004 Plan provides for the granting of stock options, restricted stock awards, stock appreciation rights and RSUs to employees, officers, directors and consultants of the Company. On April 27, 2010, an amendment and restatement of the 2004 Plan was approved by the Company’s stockholders to, among other things, reserve additional shares of common stock for issuance thereunder. As of March 31, 2012, total shares remaining available for issuance under the 2004 Plan were 720,587.

Employee Stock Purchase Plan

As of March 31, 2012, a total of 2,025,000 shares of common stock were approved and authorized for issuance under the ESPP. Through March 31, 2012, the Company issued 1,468,454 shares under the ESPP at an average price of $10.15 per share. Total shares remaining available for issuance under the ESPP were 556,546 as of March 31, 2012.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Research and development	$3,529	$3,132
General and administrative	2,706	2,409
Total stock-based compensation expense	$6,235	$5,541

As of March 31, 2012, unrecognized compensation expense, net of expected forfeitures, was as follows: $7.0 million related to unvested stock options; $21.9 million related to unvested RSUs; and $29.1 million related to unvested RSAs (excludes performance-contingent RSAs).

Compensation Awards

The Company granted the following compensation awards:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number of Compensation Awards Granted	Weighted- Average Exercise Price/Fair Value	Number of Compensation Awards Granted	Weighted- Average Exercise Price/Fair Value
2004 Plan
Stock options	118,000	$19.05	94,000	$22.12
RSUs time-based	468,541	18.12	394,580	24.59
RSAs time-based	402,500	18.11	1,148,000	24.70

RSAs performance-contingent(1)	44,500	18.11	1,290,000	24.73

(1)                             In 2011, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,290,000 performance-contingent RSAs to senior management. These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011-2016 and continued employment, both of which must be satisfied in order for the RSAs to vest. Expense associated with these RSAs would be recognized, if at all, during these years depending on the probability of meeting the performance conditions. The maximum potential expense associated with the RSAs could be up to approximately $31.9 million (allocated as $6.3 million for research and development expense and $25.6 million for general and administrative expense) if all of the performance conditions are achieved on time. As of March 31, 2012, the Company had determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. As the RSAs are dependent upon the achievement of certain performance conditions, the expense associated with the RSAs may vary significantly from period to period. In 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of 44,500 performance-contingent RSAs to senior management. These grants are subject to forfeiture unless one of three possible performance goals is achieved by December 31, 2013.

Valuation Assumptions

The range of weighted-average assumptions used to estimate the fair value of stock options granted was as follows:

	Three Months Ended March 31,
	2012	2011
Employee stock options
Risk-free interest rate	1.00%-1.17%	2.38%-2.46%
Expected life (in years)	6	6
Volatility	0.55	0.49
Dividend yield	—%	—%
Weighted-average estimated fair value of stock options granted	$9.88	$10.86

Stockholders’ Equity

For the three months ended March 31, 2012, approximately 247,818 shares were exercised at a weighted-average exercise price of $8.13 per share, for total cash proceeds of approximately $2,015,000.

9. Income Taxes

The Company did not record a provision for income taxes for the three months ended March 31, 2012, because it is expected to generate a taxable net operating loss for the fiscal year ending December 31, 2012. In addition, the deferred tax assets continue to be treated as having no current value and remain fully reserved.

10. Subsequent Event

Sale of Stock

On April 2, 2012, the Company and GSK entered into a common stock purchase agreement, under which the Company will issue, and GSK will acquire, through an affiliate, 10,000,000 shares of the Company’s common stock at a price of $21.2887 per share, for a total investment of $212,887,000. This transaction is subject to certain closing conditions, including approval of the Company’s stockholders at the annual meeting of stockholders scheduled for May 15, 2012, and expiration of the waiting period under the Hart-Scott-Rodino Act. The agreement may be terminated (i) by GSK if, on any day before the closing of the private placement, the closing S&P 500 index is more than thirty percent (30%) less than the closing S&P 500 index on March 30, 2012, or the Company’s Board of Directors changes its recommendation to stockholders to vote in favor of the private placement or (ii) by either of the parties if a vote of the Company’s stockholders does not approve the private placement or if the private placement has not closed by July 15, 2012.

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

Our net income was $84.6 million in the first quarter of 2012, compared with our net loss of $22.7 million for the same period in 2011. Net income in the three months ended March 31, 2012 reflects the recognition of deferred revenue of $125.7 million from our global collaboration arrangement with Astellas Pharma Inc. (Astellas) for the development and commercialization of VIBATIV®. This recognition resulted from Astellas’ January 6, 2012 termination of our agreement with them. Research and development expenses were $33.2 million for the three months ended March 31, 2012, compared with $20.5 million for the same period in 2011. This increase was driven primarily by higher external costs relating to ongoing clinical trials. Cash, cash equivalents, and short-term investments totaled $200.2 million at March 31, 2012, a decrease of $40.7 million since December 31, 2011. The decrease was due primarily to cash used in operations, partially offset by net proceeds of $2.0 million received from exercises of employee stock options and $1.6 million received from the sale of our common stock to an affiliate of GSK.

On April 2, 2012, we and GSK entered into a common stock purchase agreement, under which we will issue, and GSK will acquire, through an affiliate, 10,000,000 shares of our common stock at a price of $21.2887 per share, for a total investment of $212,887,000. This transaction is subject to certain closing conditions, including approval of our stockholders at the annual meeting of stockholders scheduled for May 15, 2012, and expiration of the waiting period under the Hart-Scott-Rodino Act.

Programs

Respiratory Programs with GSK

RELOVAIR™

RELOVAIR™ is an investigational once-daily inhaled corticosteroid (ICS)/long-acting beta2 agonist (LABA) combination treatment, comprising fluticasone furoate and vilanterol (FF/VI), currently in development for the treatment of patients with chronic obstructive pulmonary disease (COPD) and patients with asthma.

During the first quarter of 2012, we and GSK announced the completion of the overall registrational program for RELOVAIR™ in COPD and asthma. In addition, results from two non-pivotal Phase 3 studies of RELOVAIR™ compared with twice-daily Advair® (fluticasone propionate (FP)/salmeterol (SAL) (FP/SAL)) in patients with COPD and results from a pivotal Phase 3 study evaluating the efficacy and safety of FF and FP compared to placebo in the treatment of persistent asthma in adults and adolescents were announced. For COPD, GSK continues with its plans to submit regulatory applications for RELOVAIR™ in the U.S. and Europe in mid-2012. For asthma, GSK plans to submit an application in Europe in mid-2012 and GSK and we are reviewing the strategy for a future U.S. filing. In March 2012, the Salford Lung Study, the first ‘real-world’ effectiveness study to investigate the potential effects of RELOVAIR™ versus the standards of care in Europe, was initiated in patients with COPD.

LAMA/LABA Combination (GSK573719/Vilanterol or ‘719/VI)

The Phase 3a program for the once-daily LAMA/LABA dual bronchodilator ‘719/VI is progressing well. We and GSK expect to report Phase 3a results from the LAMA/LABA program in 2012. ‘719/VI combines two bronchodilators currently under development: ‘719, a long-acting muscarinic antagonist (LAMA) and VI, a LABA. These molecules act through antagonism of acetylcholine muscarinic receptors and agonism of beta2 adrenoreceptors.

The LAMA/LABA Phase 3a program, which has enrolled over 5,000 patients with COPD globally, consists of a 52-week study to evaluate the long term safety and tolerability of ‘719 (125mcg) alone as well as the combination ‘719/VI (125/25mcg), two large 6-month pivotal studies that will compare improvements in lung function among ‘719/VI, its components and placebo, two 6-month studies to compare the combination with its components and tiotropium and two studies to assess the effect of ‘719/VI on exercise endurance. The Phase 3a program will investigate two doses of ‘719 (125mcg and 62.5mcg) and two doses of the combination ‘719/VI (125/25mcg and 62.5/25mcg).

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

GSK961081 (‘081) is a single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activity. In February 2012, we presented at Leerink Swann Healthcare Conference topline results from a Phase 2b efficacy and safety study of ‘081 administered once-daily (QD) or twice-daily (BID) to 436 patients with moderate to severe COPD for 28 days. The results of the Phase 2b study and a number of ongoing non-clinical enabling studies will inform the selection of the most appropriate dose and dosing interval for ‘081 and progression to Phase 3 will be dependent upon successful completion of these enabling studies.

Central Nervous System (CNS)/Pain Program

Oral Peripheral Mu Opioid Receptor Antagonist (PµMA) — TD-1211

Enrollment is complete in two of the three studies in the Phase 2b program, which will assess the safety, tolerability and clinical activity of TD-1211 in patients with opioid-induced constipation (OIC). This program is evaluating several doses and dosing regimens to provide information for the design of the Phase 3 program. TD-1211 is an investigational once-daily, orally-administered, peripherally selective, multivalent inhibitor of the mu opioid receptor designed to alleviate gastrointestinal side effects of opioid therapy without affecting analgesia.

MonoAmine Reuptake INhibitor (MARIN) — TD-9855

Enrollment is progressing in the Phase 2 proof-of-concept study with TD-9855 in patients with Attention-Deficit/Hyperactivity Disorder (ADHD), the lead compound in our MARIN program. This Phase 2 study will evaluate the safety and efficacy of two different doses of TD-9855 in adults with ADHD. TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor (NSRI) discovered by Theravance for the treatment of central nervous system (CNS) conditions such as ADHD and chronic pain.

Collaboration Arrangements

GSK

LABA collaboration

In November 2002, we entered into our LABA collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. For the treatment of COPD, the collaboration is developing combination products, RELOVAIR™ and the LAMA/LABA ‘719/VI. For the treatment of asthma, the collaboration is developing RELOVAIR™.

RELOVAIR™ is an investigational once-daily combination medicine consisting of a LABA, VI, previously referred to as GW642444 or ‘444, and an ICS, fluticasone furoate (FF). The LAMA/LABA, ‘719/VI, is an investigational once-daily combination medicine consisting of the LAMA, ‘719, and the LABA, VI. The RELOVAIR™ program is aimed at developing a once-daily combination LABA/ICS to succeed GSK’s Advair®/Seretide™ (salmeterol and fluticasone as a combination) franchise, which had reported 2011 sales of approximately $8.1 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which had reported 2011 sales of approximately $3.1 billion. ‘719/VI, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2011 sales of approximately $4.2 billion.

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

Common Stock Purchase Agreement, Purchases of Common Stock under our Governance Agreement and Conversion of our Class A Common Stock

On April 2, 2012, we and GSK entered into a stock purchase agreement, under which we will issue, and GSK will acquire, through an affiliate, 10,000,000 shares of our common stock at a price of $21.2887 per share, for a total investment of $212,887,000. This transaction is subject to certain closing conditions, including approval of our stockholders at the annual meeting of stockholders scheduled for May 15, 2012, and expiration of the waiting period under the Hart-Scott-Rodino Act. The agreement may be terminated (i) by GSK if, on any day before the closing of the private placement, the closing S&P 500 index is more than thirty percent (30%) less than the closing S&P 500 index on March 30, 2012, or our Board of Directors changes its recommendation to stockholders to vote in favor of the private placement or (ii) by either of the parties if a vote of our stockholders does not approve the private placement or if the private placement has not closed by July 15, 2012.

In addition, Glaxo Group Limited purchased shares of our common stock pursuant to its periodic “top-up” rights under our governance agreement with GSK dated June 4, 2004, as amended, as follows:

	Through March 31, 2012
	Common Stock Shares Purchased	Aggregate Amounts (in millions)
Purchase dates
February 24, 2011	152,278	$3.6
May 3, 2011	261,299	$6.7
August 2, 2011	102,466	$2.0
November 1, 2011	58,411	$1.3
February 14, 2012	88,468	$1.6

In July 2011, GSK converted all of the shares of our Class A common stock held by its affiliates into 9,401,499 shares of our common stock on a one share-for-one share basis in accordance with the terms of our restated certificate of incorporation.

GSK Upfront License Fees, Milestone Payments and Revenue

Revenue recognized from GSK under the LABA collaboration and strategic alliance agreement was as follows:

	Three Months Ended March 31,
(in millions)	2012	2011
LABA/RELOVAIR™ collaboration	$0.9	$1.3
Strategic alliance agreement	—	0.7
Strategic alliance—MABA program license	0.5	0.5
Total revenue	$1.4	$2.5

Astellas

License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. On January 6, 2012, Astellas exercised its right to terminate this agreement. The rights previously granted to Astellas ceased upon termination of the agreement and Astellas stopped all promotional sales efforts. Pursuant to the terms of the agreement, Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®. In March 2012, we entered into a series of agreements with Astellas for the purchase of VIBATIV® active pharmaceutical ingredient and raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release by a third party manufacturer. In addition, beginning July 1, 2012, we are responsible to fund governmental rebate and governmental chargeback claims for Astellas-labeled product sales. As a result of the termination agreement, we recorded a liability of $150,000 at March 31, 2012, which is included in the condensed consolidated balance sheets. We are evaluating global commercialization alternatives for VIBATIV® either with partners or alone.

VIBATIV® (telavancin) is a bactericidal, once-daily injectable antibiotic developed by us for the treatment of Gram-positive infections. The FDA has approved VIBATIV® for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria including both methicillin-resistant (MRSA) and methicillin-susceptible strains of Staphylococcus aureus in adult patients. VIBATIV® is also approved in Canada for the treatment of cSSSI in adult patients. In September 2011, the European Commission granted marketing authorization for VIBATIV® for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. However, in February 2012, the Committee for Medicinal Products for Human Use (CHMP) recommended to the European Commission that it suspend this marketing authorization because the single-source drug product supplier does not meet the Good Manufacturing Practice (GMP) requirements to allow the manufacture of VIBATIV®.

Due to manufacturing issues at the single-source supplier of VIBATIV® drug product, VIBATIV® is currently subject to critical product shortages and regional supply outages in the U.S. We have begun identifying possible alternative manufacturers for VIBATIV® drug product. The process of identifying and qualifying an alternative manufacturer could take 12 to 24 months.

Through January 6, 2012, we had received $191.0 million in upfront license, milestone and other fees from Astellas. We previously recorded these payments as deferred revenue and amortized them ratably over the estimated performance period (development and commercialization period). As a result of the termination of the VIBATIV® collaboration agreement, the development and commercialization period ended on January 6, 2012. As such, we recognized into revenue $125.8 million of deferred revenue related to Astellas in the three months ended March 31, 2012, and we are no longer eligible to receive any further milestone payments from Astellas.

Net revenue recognized under this collaboration agreement was as follows:

	Three Months Ended March 31,
(in millions)	2012	2011
Recognition of deferred revenue	$125.8	$3. 2
Royalties from net sales of VIBATIV®	—	0.6
Astellas-labeled product sales allowance	(0.1)	—
Total net revenue	$125.7	$3.8

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the three months ended March 31, 2012 compared to those discussed in our 2011 Annual Report on Form 10-K filed on February 27, 2012.

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2012	2011	$	%
Revenue	$127.1	$6.3	$120.8	1917	%

We recognized revenue from the amortization of upfront license fees and milestone payments related to our GSK LABA collaboration and strategic alliance agreements and our Astellas telavancin collaboration, which was terminated on January 6, 2012. In addition, we recognized revenue related to our Astellas telavancin collaboration from royalties from net sales of VIBATIV® and from the impact of VIBATIV® inventory transfers or dispositions.

Revenue increased to $127.1 million in the first quarter of 2012, from the comparable period in 2011. This increase reflects the accelerated recognition of deferred revenue of $125.7 million from our global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. This recognition resulted from Astellas’ January 6, 2012 termination of our agreement with them. This increase was partially offset by a decrease in revenue related to our GSK strategic alliance agreement of $0.7 million resulting from the deferred revenue being fully amortized in the third quarter of 2011.

Upfront license fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements and from Astellas under the telavancin collaboration were as follows:

	Through March 31, 2012
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

(3)                                 This agreement was terminated on January 6, 2012.

Upfront fees and certain milestone payments received from GSK have been deferred and are being amortized ratably into revenue over the estimated performance period. Future revenue will include the ongoing amortization of upfront and milestone payments earned. We periodically review and, if necessary, revise the estimated periods of our performance pursuant to these contracts.

Research & Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2012	2011	$	%
Employee-related	$10.2	$8.3	$1.9	23%
External research and development	13.2	3.2	10.0	313%
Stock-based compensation	3.5	3.1	0.4	13%
Facilities, depreciation and other allocated	6.3	5.9	0.4	7%
Total research and development expenses	$33.2	$20.5	$12.7	62%

R&D expenses increased in the first quarter of 2012, compared to the same period in 2011. The increase in the first quarter of 2012 was due primarily to Phase 2 clinical costs related to our PµMA and MARIN programs, costs related to our preclinical and late-stage discovery programs, and higher employee-related expenses.

We anticipate R&D expenses for 2012 to increase relative to 2011. R&D expenses in 2012 will be driven largely by employee-related expenses, costs associated with our continued development efforts in our PµMA program for opioid-induced constipation with TD-1211, our MARIN program with TD-9855, and costs associated with our earlier stage clinical programs, preclinical and late-stage discovery as well as new drug discovery programs. We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2012	2011	$	%
General and administrative	$7.9	$7.2	$0.7	10%

G&A expenses increased in the first quarter of 2012, compared to same period in 2011. The increase in the first quarter of 2012 was due primarily to higher external legal and professional services costs in connection with the evaluation of global commercialization alternatives related to VIBATIV® and higher employee-related expenses, including stock-based compensation expense, partially offset by lower facilities-related costs.  Stock-based compensation expense for the first quarter of 2012 was $2.7 million compared with $2.4 million for the same period in 2011.

We anticipate G&A expenses for 2012 to increase slightly relative to 2011, due to the transfer of certain ongoing VIBATIV® related activities following the termination by Astellas of the collaboration agreement in January 2012.

Interest income

Interest income, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2012	2011	$	%
Interest income	$0.1	$0.1	$—	—%

Interest income remained flat in the first quarter of 2012, compared to the same period in 2011.

Interest expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(in millions, except percentages)	2012	2011	$	%
Interest expense	$1.5	$1.5	$—	—%

Interest expense is primarily comprised of interest expense and amortization of debt issuance costs from our convertible subordinated notes issued in January 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration arrangements. As of March 31, 2012, we had $200.2 million in cash, cash equivalents and marketable securities, excluding $0.9 million in restricted cash that was pledged as collateral for certain of our leases. On April 2, 2012, we and GSK entered into a stock purchase agreement, under which we will issue, and GSK will acquire, through an affiliate, 10,000,000 shares of our common stock at a price of $21.2887 per share, for a total investment of $212,887,000. This stock purchase is subject to certain closing conditions, including approval of our stockholders at the annual meeting of stockholders scheduled for May 15, 2012, and expiration of the waiting period under the Hart-Scott-Rodino Act. Further, if the closing S&P 500 index is more than thirty percent (30%) less than the closing S&P 500 index on March 30, 2012, then GSK will have the option not to consummate the private placement.

We expect to incur substantial expenses as we continue our discovery and development efforts; particularly to the extent we advance our product candidates into clinical studies, which are very expensive. A Phase 2b program is underway in our PµMA program and we initiated a Phase 2 study for MARIN in late 2011. We also intend to invest in other assets in our pipeline, including programs in earlier-stage clinical development and late-stage discovery. On January 6, 2012, Astellas exercised its right to terminate our collaboration agreement for VIBATIV®. In March 2012, we entered into a series of purchase agreements for VIBATIV® active pharmaceutical ingredient and raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release of the inventory by a third party manufacturer.

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans, milestone and royalty forecasts and spending assumptions. If our current operating plans, milestone and royalty forecasts or spending assumptions change or if the proposed private placement to GSK is not completed, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted. In addition, we regularly explore debt restructuring and/or reduction alternatives, including through tender offers, redemptions, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(in millions)	2012	2011
Net cash used in operating activities	$(41.3)	$(25.9)
Net cash provided by (used in) investing activities	$8.4	$(1.2)
Net cash provided by financing activities	$2.5	$11.7

Cash used in operations increased $15.4 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to higher uses of cash for operating liabilities.

Cash provided by investing activities increased $9.6 million for the three months ended March 31, 2012, compared to the same period in 2011, resulting primarily from lower cash balances being invested in short-term investments during the first quarter of 2012, compared to the same period in 2011.

Cash provided by financing activities decreased $9.2 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to lower proceeds received from exercises of employee stock options in the first quarter of 2012, compared to the same period in 2011.

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

Contractual Obligations and Commercial Commitments

During the first three months of 2012, there have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except that we entered into a series of agreements with Astellas for the purchase of VIBATIV® active pharmaceutical ingredient and raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release by a third party manufacturer.

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2012.

Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world with the current lead LABA, VI. If global regulatory authorities accept the applications for RELOVAIR™, which we anticipate will be filed by GSK beginning in mid-2012, a portion of these potential milestone payments could be payable to GSK within the next two years. We have not recognized any liabilities relating to this agreement as of March 31, 2012.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the first three months of 2012, there have been no significant changes in our market risk or how our market risk is managed, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

During the first quarter of 2012, we announced the completion of, and reported certain top-line data from, the RELOVAIR™ Phase 3 registrational program for COPD and asthma. For COPD, GSK continues with its plans to submit regulatory applications for RELOVAIR™ in the U.S. and Europe in mid-2012. For asthma, GSK plans to submit an application in Europe in mid-2012 and GSK and we are reviewing asthma filing strategy in the U.S. The RELOVAIR™ Phase 3b program for COPD commenced in February 2011. Any adverse developments or results or perceived adverse developments or results with respect to the RELOVAIR™ program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

The lead compound, GSK961081 (‘081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK recently completed a Phase 2b study and a Phase 1 study in combination with fluticasone propionate (FP), an inhaled corticosteroid (ICS), and a number of Phase 3-enabling non-clinical studies are ongoing. We announced topline results from the Phase 2b COPD study in February 2012 and progression into Phase 3 is dependent upon successful completion of the Phase 3-enabling studies. Any adverse developments or results or perceived adverse developments or results with respect to these studies will harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

Generally, our strategy is to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. With VIBATIV®, which was returned to us by Astellas in January 2012, and any of our product candidates that receive regulatory approval in the future and are not covered by our current agreements with GSK, we will need a partner in order to commercialize such products unless we establish a sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability. At present, we have no sales personnel and a limited number of marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later clinical or non-clinical studies. In addition, clinical and non-clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. If these studies are substantially delayed or fail to prove the safety and effectiveness of our product candidates in development, we may not receive regulatory approval of any of these product candidates and our business and financial condition will be materially harmed and the price of our securities may fall.

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

There currently is no reliable manufacturer for VIBATIV® drug product supply and we rely on a single source of supply for a number of our product candidates; accordingly, our business will be harmed if a reliable source of VIBATIV® drug product is not qualified and engaged on a timely basis or the single-source manufacturers are not able to satisfy demand and alternative sources are not available.

During the fourth quarter of 2011, the third party manufacturer of VIBATIV® drug product notified the FDA of an ongoing investigation related to its production equipment and processes. The notification included all products manufactured at the third party manufacturer’s facility which remain within expiry, including batches of manufactured but unreleased VIBATIV®. In November 2011, Astellas (our former VIBATIV® collaboration partner) voluntarily placed a hold on distribution of VIBATIV® to wholesalers, and cancelled pending orders for VIBATIV® with this manufacturer. VIBATIV® drug product previously manufactured by, and still on-site at, this manufacturer will not become available for sale in the U.S. unless and until the batches are released. Similarly, our purchase orders for this inventory cannot be fulfilled unless and until the batches are released. We cannot predict when or if the manufactured batches of VIBATIV® will be released. In addition, in August 2011 the third party manufacturer of VIBATIV® drug product announced its intention to transition out of the contract manufacturing services business over the next several years. Additional VIBATIV® drug product will need to be manufactured to meet longer-term U.S. demand as well as demand from the E.U. and Canada. In February 2012 the Committee for Medicinal Products for Human Use (CHMP) recommended to the European Commission that it suspend marketing authorization for VIBATIV® because the single-source VIBATIV® drug product supplier does not meet the good manufacturing practice (GMP) requirements to allow the manufacture of VIBATIV®. No VIBATIV® drug product intended to meet E.U. specifications has as yet been manufactured. We have begun identifying possible alternative manufacturers for VIBATIV® drug product. The process of identifying and qualifying an alternative manufacturer for VIBATIV® drug product may take 12 to 24 months.

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

We have a single source of supply of telavancin API. If, for any reason, the single-source third party manufacturer of telavancin API is unable or unwilling to perform, or if its performance does not meet regulatory requirements, including maintaining GMP compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API in a timely manner. Any inability to acquire sufficient quantities of API in a timely manner from current or future sources could further adversely affect the commercialization of VIBATIV® and could cause the price of our securities to fall.

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

Our manufacturing strategy presents the following additional risks:

•                  because of the complex nature of our compounds, our manufacturers may not be able to successfully manufacture our APIs and/or drug products in a cost effective and/or timely manner and changing manufacturers for our APIs or drug products could involve lengthy technology transfer, validation and regulatory qualification activities for the new manufacturer;

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

In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers’ facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. For example, during the fourth quarter of 2011, the third party manufacturer of VIBATIV® drug product notified the FDA of an ongoing investigation related to its production equipment and processes. The notification included all products manufactured at the third party manufacturer’s facility which remain within expiry, including batches of manufactured but unreleased VIBATIV®. Astellas (our former VIBATIV® collaboration partner) subsequently placed a voluntary hold on distribution of VIBATIV® to wholesalers and cancelled pending orders for VIBATIV® with this manufacturer. With this supply interruption and the termination of our VIBATIV® collaboration agreement with Astellas, commercialization of VIBATIV® has essentially stopped, we have experienced a significant drop in the sales of the product and the reputation of VIBATIV® in the marketplace may suffer.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. Our first approved product, VIBATIV®, was launched by our partner Astellas in the U.S. in November 2009, and to date we have received only modest revenues from VIBATIV® sales. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of March 31, 2012, we had an accumulated deficit of approximately $1.2 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. In April 2012 we entered into a common stock purchase agreement with GSK pursuant to which we agreed to sell 10,000,000 shares of our common stock to GSK in a private placement for $21.2887 per share, or a total investment of approximately $212.9 million. This private placement is subject to certain closing conditions, including approval by our stockholders at our annual meeting in May 2012 and expiration of the waiting period under the Hart-Scott Rodino Act. Further, if the closing S&P 500 index is more than thirty percent (30%) less than the closing S&P 500 index on March 30, 2012, then GSK will have the option not to consummate the private placement. If any of the conditions to closing the private placement do not occur, or if the S&P 500 index drops significantly such that GSK obtains the right and decides to terminate the agreement, our business and financial condition will be harmed and the price of our securities could fall. Based on our current operating plans, milestone and royalty forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans, milestone and royalty forecasts or spending assumptions change or if the proposed private placement to GSK is not completed, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Although we have no current intention to do so, if we were to conduct additional studies to support the telavancin NP NDA, or if we were to build the sales and marketing, distribution and compliance infrastructure to commercialize VIBATIV® without a partner, our capital needs would increase substantially. We intend to continue development of our pipeline. A Phase 2b program is underway in our PµMA program and we initiated a Phase 2 study for MARIN in late 2011. We also intend to invest in other assets in our pipeline, including programs in earlier-stage clinical development and late-stage discovery. Further, in connection with the recent termination of our collaboration agreement with Astellas, we entered into purchase agreements for VIBATIV® active pharmaceutical ingredient and raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release of the inventory by a third party manufacturer. In addition, under our LABA collaboration with GSK, in the event that vilanterol (VI), which is the current lead LABA product candidate in RELOVAIR™ and LAMA/LABA (‘719/VI) and which was discovered by GSK, is approved and launched in multiple regions of the world as both a single-agent and a combination product or two different combination products, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million and we would not be entitled to receive any further milestone payments from GSK. Future financing to meet our capital needs may not be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

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

We have active collaborations with GSK for RELOVAIR™, LAMA/LABA (‘719/VI) and the MABA program and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory authorities. Each of TD-5108, our lead compound in the 5-HT4 program, TD-1792, our investigational antibiotic, TD-1211, the lead compound in our PµMA program for opioid-induced constipation and TD-4208, our LAMA compound, has successfully completed a Phase 2 proof-of-concept study. In addition, in connection with the expansion of the MABA program under the strategic alliance with GSK in October 2011, GSK relinquished its right to option our MARIN and ARNI programs. Also, we now have full rights to VIBATIV® as a result of the termination of our collaboration agreement with Astellas in January 2012. We currently intend to seek third parties with which to pursue collaboration arrangements for the development and commercialization of our development programs and for the future commercialization of VIBATIV®. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current uncertain economy, which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates which may cause our stock price to decline.

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

As of April 25, 2012, GSK beneficially owned approximately 18.3% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. In April 2012 we entered into a common stock purchase agreement with GSK pursuant to which we agreed to sell 10,000,000 shares of our common stock to GSK in a private placement for $21.2887 per share, or a total investment of approximately $212.9 million. This private placement is subject to certain closing conditions and termination rights described above. If the private placement is completed after the annual meeting of stockholders in mid-May as planned, then GSK’s ownership interest will increase to approximately 26.8%.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2012, we owned 287 issued United States patents and 919 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                  any adverse developments or results or perceived adverse developments or results with respect to the development of RELOVAIR™ with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for RELOVAIR™ or any indication from the Phase 3 programs that RELOVAIR™ is not safe or efficacious (for example, the investor reaction to the topline results from the RELOVAIR™ Phase 3 registrational programs announced in early 2012);

•                  any adverse developments or results or perceived adverse developments or results with respect to the LAMA/LABA (‘719/VI) program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for ‘719/VI, delays in completing the Phase 3 studies or any indication from these studies that ‘719/VI is not safe or efficacious;

•                  any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for ‘081 or any indication from ongoing non-clinical studies of ‘081 that the compound is not safe or efficacious;

•                  if any of the conditions to closing the proposed private placement of 10,000,000 shares of our common stock to GSK for approximately $212.9 million are not met, including stockholder approval and/or expiration of the waiting period under the Hart-Scott Rodino Act, or if the closing S&P 500 index is more than thirty percent (30%) less than the closing S&P 500 index on March 30, 2012 and GSK chooses not to consummate the private placement;

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

•                  any adverse developments or perceived adverse developments with respect to our relationship with GSK, including, without limitation, disagreements that may arise between us and GSK concerning the public announcement of data (both timing and content) from the Phase 3 programs with RELOVAIR™ and ‘719/VI and the MABA program or commercialization planning matters;

•                  any adverse developments or perceived adverse developments with respect to our partnering efforts with VIBATIV®, our 5-HT4, PµMA, MARIN and ARNI programs, TD-1792 or TD-4208;

•                  announcements regarding GSK generally;

•                  announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•                  developments concerning any collaboration we undertake with companies other than GSK;

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

•                  relative illiquidity in the public market for our common stock (our six largest stockholders other than GSK collectively owned approximately 50.6% of our outstanding capital stock as of April 25, 2012 based on our review of publicly available filings); and

•                  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of April 25, 2012, GSK beneficially owned approximately 18.3% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.6% of our outstanding capital stock. Based on our review of publicly available filings as of April 25, 2012, our six largest stockholders other than GSK collectively owned approximately 50.6% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 14, 2012, we completed the sale of 88,468 shares of our common stock to an affiliate of GSK at a price of $18.12 per share, resulting in aggregate gross proceeds of $1.6 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no finders’ fees were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04
3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07
3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08
4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06
4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07
4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08
4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)
4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08
10.9	Form of Indemnification Agreement for directors and officers of the registrant
10.35	Common Stock Purchase Agreement, dated April 2, 2012, by and among Registrant, Glaxo Group Limited and GlaxoSmithKline LLC	8-K	4/2/12
10.36	Form Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan (executive officer form)
10.37	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32	Certifications Pursuant to 18 U.S.C. Section 1350
101*

The following from the registrant’s Quarterly Report on Form 10-Q for the period ended March 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Condensed Consolidated Statements of Operations for the three months ended March 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of March 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

May 2, 2012	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

May 2, 2012	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer