Form 10-K/A
period 2011-12-31
THERAVANCE INC
filed 2012-05-24
CIK 1080014

UNITED STATES

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

On February 17, 2012, there were 86,149,162 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

Theravance, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission on February 27, 2012 (the “Form 10-K”). This Form 10-K/A Amendment No. 1 (“Amendment No. 1”) is being filed to amend the Form 10-K as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.34 originally filed with the Form 10-K.  In addition to re-filing Exhibit 10.34, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1 and 31.2 to this Amendment No. 1.

Except as described above, no other amendments or updates have been made to the Form 10-K as originally filed. This Amendment No. 1 does not reflect events after the original filing of the Form 10-K and does not modify or update any disclosures in the Form 10-K that may have been affected by subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAVANCE, INC.

Date: May 24, 2012	By:	/s/ RICK E WINNINGHAM
Rick E Winningham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICK E WINNINGHAM	Chairman of the Board and Chief Executive	May 24, 2012
Rick E Winningham	Officer (Principal Executive Officer)

/s/ MICHAEL W. AGUIAR	Senior Vice President, Finance and Chief	May 24, 2012
Michael W. Aguiar	Financial Officer (Principal Financial and Accounting Officer)

*	Director	May 24, 2012
Henrietta Holsman Fore

*	Director	May 24, 2012
Robert V. Gunderson, Jr.

*	Director	May 24, 2012
Arnold J. Levine, Ph.D

*	Director	May 24, 2012
Burton G. Malkiel, Ph.D

*	Director	May 24, 2012
Peter S. Ringrose, Ph.D

*	Director	May 24, 2012
William H. Waltrip

*	Director	May 24, 2012
George M. Whitesides, Ph.D

Signature		Title	Date

*		Director	May 24, 2012
William D. Young

*By:	/s/ RICK E WINNINGHAM
Rick E Winningham Attorney in Fact

Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.2	Amended and Restated Rights Agreement between the registrant and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07

4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08

4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)

4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

10.1+	1997 Stock Plan	S-1	6/10/04

10.2+	Long-Term Stock Option Plan	S-1	6/10/04

10.3+	2004 Equity Incentive Plan, as amended by the board of directors February 10, 2010 and approved by stockholders April 27, 2010 and forms of equity award	10-K	2/27/12

10.4	Employee Stock Purchase Plan, as amended April 27, 2010	10-Q	6/30/10

10.5+	Change in Control Severance Plan, as amended and restated on July 27, 2007	10-Q	6/30/08

10.6	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	6/10/04

10.7	Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	6/10/04

10.8*	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	S-1	9/29/04

10.9+	Form of Indemnification Agreement for directors and officers of the registrant	S-1	6/10/04

10.10	Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004	S-1	6/10/04

10.11	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S-1	6/10/04

10.12	Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004	S-1	7/26/04

10.13*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	S-1	9/30/04

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.14*	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002	S-1	9/29/04

10.15+	Offer Letter with Rick E Winningham dated August 23, 2001	S-1	6/10/04

10.16	Form of Class A Common Stock Purchase Agreement between the registrant and GSK	S-1	9/29/04

10.17+	Offer Letter with Michael W. Aguiar dated as of January 31, 2005	10-K	12/31/04

10.18+	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan	10-K	12/31/04

10.19+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect through 2010)	10-Q	6/30/07

10.20+	Description of Cash Bonus Program, as amended	10-K	12/31/09

10.21*	License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated November 7, 2005	S-3	1/30/06

10.22*	Amendment to License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated as of July 18, 2006	10-Q	9/30/06

10.23+	Offer letter with Leonard Blum dated July 27, 2007	10-Q	9/30/07

10.24+	Amended and Restated 2008 New Employee Equity Incentive Plan and forms of equity award	10-K	2/27/12

10.25+	Amendment to Offer Letter between the registrant and Leonard Blum dated July 23, 2008	10-K	12/31/08

10.26+	Amendment to Offer Letter between the registrant and Rick E Winningham dated December 23, 2008	10-K	12/31/08

10.27+	Amendment to Change in Control Severance Plan effective December 16, 2009	10-K	12/31/09

10.28+	2010 Change in Control Severance Plan adopted December 16, 2009	10-K	12/31/09

10.29	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	6/30/10

10.30	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	6/30/10

10.31	Common Stock Purchase Agreement among the registrant, Glaxo Group Limited and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	11/29/10

10.32	Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	11/29/10

10.33+	Form of Amendment to Restricted Stock Unit Agreements between the registrant and each current member of the Board of Directors outstanding as of December 31, 2010	10-K	12/31/2010

10.34(1)	Amendment to Strategic Alliance Agreement dated October 3, 2011

21.1	List of Subsidiaries	10-K	12/31/05

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
23.1	Consent of Independent Registered Public Accounting Firm	10-K	2/27/12

24.1	Power of Attorney	10-K	2/27/12

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350	10-K	2/27/12

101^

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.

		10-K	2/27/12

+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

*

Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Theravance Inc.’s application for confidential treatment.

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