Form 10-Q
period 2012-06-30
THERAVANCE INC
filed 2012-08-01
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of registrant’s common stock outstanding on July 25, 2012 was 96,899,828.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$161,096	$44,778
Short-term investments	134,393	196,137
Receivable from related party	94	223
Notes receivable, current	100	100
Prepaid and other current assets	3,398	3,525
Inventory	4,299	—
Total current assets	303,380	244,763

Long-term marketable securities	83,208	—
Restricted cash	833	893
Property and equipment, net	9,660	10,372
Notes receivable, non-current	240	240
Other assets, non-current	2,101	2,514
Total assets	$399,422	$258,782

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$4,989	$5,813
Accrued personnel related expenses	5,669	9,643
Accrued clinical and development expenses	4,898	6,956
Accrued interest on convertible subordinated notes	2,372	2,372
Other accrued liabilities	2,077	1,946
Note payable and capital lease, current	—	69
Deferred revenue, current	5,771	18,697
Total current liabilities	25,776	45,496
Convertible subordinated notes	172,500	172,500
Deferred rent	5,477	5,821
Deferred revenue, non-current	6,413	122,017
Commitments and contingencies (Notes 3 and 7)
Stockholders’ equity (net capital deficiency):
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 96,882 at June 30, 2012 and 85,543 at December 31, 2011	969	855
Additional paid-in capital	1,456,882	1,228,037
Accumulated other comprehensive income (loss)	(109)	16
Accumulated deficit	(1,268,486)	(1,315,960)
Total stockholders’ equity (net capital deficiency)	189,256	(87,052)
Total liabilities and stockholders’ equity (net capital deficiency)	$399,422	$258,782

*                    Condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue (including amounts from a related party: three months—2012-$1,430; 2011-$2,456; six months—2012-$2,860; 2011-$4,913)	$1,430	$6,389	$128,529	$12,719

Operating expenses:
Research and development	29,549	22,798	62,751	43,262
General and administrative	7,590	7,248	15,447	14,417
Total operating expenses	37,139	30,046	78,198	57,679

Income (loss) from operations	(35,709)	(23,657)	50,331	(44,960)

Interest income	90	118	145	263
Interest expense	(1,501)	(1,506)	(3,002)	(3,015)
Net income (loss)	$(37,120)	$(25,045)	$47,474	$(47,712)

Net income (loss) per share:
Basic net income (loss) per share	$(0.42)	$(0.31)	$0.55	$(0.59)
Diluted net income (loss) per share	$(0.42)	$(0.31)	$0.53	$(0.59)

Shares used to compute basic earnings per share	89,169	81,811	86,379	81,415
Shares used to compute diluted earnings per share	89,169	81,811	95,044	81,415

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(37,120)	$(25,045)	$47,474	$(47,712)

Other comprehensive income:
Net unrealized loss on available-for-sale securities, net of tax	(100)	(36)	(125)	(41)
Comprehensive income (loss)	$(37,220)	$(25,081)	$47,349	$(47,753)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$47,474	$(47,712)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,572	3,407
Recognized gain on marketable securities	(2)	—
Stock-based compensation	12,214	11,134
Forgiveness of notes receivable	—	1
Changes in operating assets and liabilities:
Receivables	129	(53)
Prepaid expenses and other current assets	127	1,717
Inventory	(4,299)	—
Accounts payable	(81)	813
Accrued personnel-related expenses, accrued interest on convertible subordinated notes and other current liabilities	(5,956)	(3,488)
Deferred rent	(344)	1,932
Deferred revenue	(128,530)	(11,401)
Net cash used in operating activities	(75,696)	(43,650)

Cash flows from investing activities
Purchases of property and equipment	(1,762)	(2,763)
Purchases of marketable securities	(185,456)	(176,322)
Sales of marketable securities	8,520	8,750
Maturities of marketable securities	153,921	119,476
Release of restricted cash	60	—
Additions to notes receivable	—	(140)
Payments received on notes receivable	—	530
Net cash used in investing activities	(24,717)	(50,469)

Cash flows from financing activities
Payments on note payable and capital lease	(69)	(113)
Proceeds from issuances of common stock, net	216,800	21,557
Net cash provided by financing activities	216,731	21,444

Net increase (decrease) in cash and cash equivalents	116,318	(72,675)
Cash and cash equivalents at beginning of period	44,778	163,333
Cash and cash equivalents at end of period	$161,096	$90,658

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

Segment Reporting

The Company has determined that it operates in a single segment which is the research and development of human therapeutics. Revenues are generated primarily from the Company’s collaborations with GlaxoSmithKline plc (GSK), located in the United Kingdom, and, through January 6, 2012, Astellas Pharma Inc. (Astellas), located in Japan. All long-lived assets are maintained in the United States.

Marketable Securities

The Company determines the appropriate classification of its marketable securities, which consist of debt securities, at the time of purchase and reevaluates such designation at each balance sheet date. All of the marketable securities are classified as available-for-sale and carried at estimated fair values and reported in either: cash equivalents, short-term investments or long-term marketable securities. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (net capital deficiency). Interest, amortization of purchase premiums and discounts, and realized gains and losses on sales of marketable securities are included in interest. The cost of securities sold is based on the specific identification method.

The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, the Company reduces the carrying value of the security and records a loss for the amount of such decline.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using an average cost basis. Inventories include VIBATIV® active pharmaceutical ingredient and other raw materials of $4.3 million at June 30, 2012. VIBATIV® is a U.S. Food and Drug Administration (FDA) approved drug. If information becomes available that suggests the inventories may not be realizable, the Company may be required to expense a portion or all of the capitalized inventory costs.

In May 2012, the Company entered into a Technology Transfer and Supply Agreement with Hospira Worldwide, Inc. (Hospira) and technology transfer activities are in process. The Company must obtain regulatory approval for VIBATIV® drug product that will be manufactured at Hospira’s facility before any such product may be sold, and this regulatory approval process could take up through mid-2013.

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

Fair Value of Stock-Based Compensation Awards

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under its equity incentive plans and rights to acquire stock granted under its employee stock purchase plan. The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. The Company used the “simplified” method as described in Staff Accounting Bulletin No. 107 for the expected option term because the usage of its historical exercise data is limited due to post-IPO exercise restrictions. Beginning April 1, 2011, the Company used its historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, the Company used peer company price volatility to estimate expected stock price volatility due to the Company’s limited historical common stock price volatility since its initial public offering in 2004.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs) are measured based on the fair market values of the underlying stock on the dates of grant.

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

New Accounting Updates

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income” an update to Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income”. This update requires that all nonowner changes in stockholders’ equity (net capital deficiency) be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. This update was effective for the Company January 1, 2012. The Company elected the two separate but consecutive statements approach.

2. Net Income (Loss) per Share

Basic net income (loss) per share amounts for each period presented were computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture.

For the six months ended June 30, 2012, diluted net income per share was computed by dividing net income plus interest on dilutive convertible notes by the weighted-average number of shares of common stock outstanding during the period, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding assuming dilutive potential common shares had been issued for dilutive convertible notes (see Note 6) and other dilutive securities.

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

For the three months ended June 30, 2012, and for the three and six months ended June 30, 2011, diluted net loss per share was identical to basic EPS since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The computations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2012	2011	2012	2011
Numerator:
Net income (loss) — basic	$(37,120)	$(25,045)	$47,474	$(47,712)
Add: interest and issuance costs related to convertible notes	—	—	3,002	—
Net income (loss) — diluted	(37,120)	(25,045)	50,476	(47,712)

Denominator:
Weighted-average common shares outstanding	91,809	84,263	89,019	83,867
Less: unvested RSAs	(2,640)	(2,452)	(2,640)	(2,452)
Weighted-average common shares outstanding — basic	89,169	81,811	86,379	81,415
Effect of dilutive equity incentive plans and ESPP	—	—	1,997	—
Effect of dilutive convertible subordinated notes	—	—	6,668	—
Weighted-average common shares outstanding —diluted	89,169	81,811	95,044	81,415

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Shares issuable under Equity Incentive Plans and ESPP	6,348	5,472	3,801	5,616
Shares issuable upon the conversion of convertible debt	6,668	6,668	—	6,668
Total anti-dilutive securities	13,016	12,140	3,801	12,284

3. Collaboration Arrangements

GSK

LABA collaboration

In November 2002, the Company entered into its long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration is developing two combination products: Relvar™/Breo™ (FF/VI) and umeclidinium bromide/vilanterol (UMEC/VI). For the treatment of asthma, the collaboration is developing FF/VI. FF/VI is an investigational once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF). UMEC/VI is an investigational once-daily combination medicine consisting of the long-acting muscarinic antagonist (LAMA) umeclidinium bromide (UMEC) and a LABA, VI.

In the event that a product containing VI is successfully developed and commercialized, the Company will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. A portion of these potential milestone payments could be payable to GSK within the next two years. The Company is entitled to annual royalties from GSK of 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as UMEC/VI, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine would be applicable.

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

Purchases of Common Stock under the Company’s Governance Agreement and Common Stock Purchase Agreement with GSK; GSK Conversion of the Company’s Class A Common Stock

On April 2, 2012, the Company and Glaxo Group Limited, an affiliate of GSK, entered into a common stock purchase agreement, under which the Company issued and sold to Glaxo Group Limited 10,000,000 shares of the Company’s common stock at a price of $21.2887 per share, for a total investment of $212,887,000. The stock purchase was completed May 16, 2012.

In addition, Glaxo Group Limited purchased shares of the Company’s common stock pursuant to its periodic “top-up” rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended, as follows:

	Through June 30, 2012
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

GSK Upfront License Fees, Milestone Payments and Revenue

Upfront license fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements were as follows:

	Through June 30, 2012
(in thousands)	Upfront Fees	Milestone Payments	Total
GSK Collaborations
LABA collaboration(1)	$10,000	$50,000	$60,000
Strategic alliance agreement	20,000	—	20,000
Strategic alliance—LAMA license(2)	5,000	3,000	8,000
Strategic alliance—MABA program license	6,000	16,000	22,000
Total	$41,000	$69,000	$110,000

(1)               The Company does not expect to be eligible for any additional milestones under this collaboration.

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

Revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
GSK Collaborations
LABA collaboration	$907	$1,270	$1,814	$2,540
Strategic alliance agreement	—	684	—	1,369
Strategic alliance—MABA program license	523	502	1,046	1,004
Total revenue	$1,430	$2,456	$2,860	$4,913

Astellas

License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. On January 6, 2012, Astellas exercised its right to terminate this agreement. The rights previously granted to Astellas ceased upon termination of the agreement and Astellas stopped all promotional sales efforts. Pursuant to the terms of the agreement, Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®. In March 2012, the Company entered into a series of purchase agreements with Astellas for the purchase of VIBATIV® active pharmaceutical ingredient and other raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release by a third party manufacturer. As of June 30, 2012, the Company had purchased $4.3 million of active pharmaceutical ingredient and other raw materials pursuant to these purchase agreements.

In addition, beginning July 1, 2012, the Company is responsible to fund governmental rebate and governmental chargeback claims for Astellas-labeled product sales. As a result of the termination of the VIBATIV® collaboration agreement, the Company recorded a liability of $150,000 at June 30, 2012, which is included in the condensed consolidated balance sheets. The Company continues to evaluate global commercialization alternatives for VIBATIV® either with partners or alone.

Through January 6, 2012, the Company had received $191.0 million in upfront license, milestone and other fees from Astellas. The Company previously recorded these payments as deferred revenue and amortized them ratably over its estimated performance period (development and commercialization period). As a result of the termination of the VIBATIV® collaboration agreement, the development and commercialization period ended on January 6, 2012. As such, the Company recognized into revenue $125.8 million of deferred revenue related to Astellas in the first quarter of 2012, and the Company is no longer eligible to receive any further milestone payments from Astellas.

Net revenue recognized under this collaboration agreement was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Recognition of deferred revenue	$—	$—	$125,819	$—
Amortization of deferred revenue	—	3,244	—	6,488
Royalties from net sales of VIBATIV®	—	694	—	1,324
Proceeds from VIBATIV® delivered to Astellas	—	1,171	—	1,171
Cost of VIBATIV® delivered to Astellas	—	(1,177)	—	(1,177)
Astellas-labeled product sales allowance	—	—	(150)	—
Total net revenue	$—	$3,932	$125,669	$7,806

4. Available-for-Sale Securities

The following table is a summary of available-for-sale debt securities recorded in cash and cash equivalents, short-term investments, long-term marketable securities, or restricted cash in the Company’s condensed consolidated balance sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services:

	June 30, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$30,270	$1	$(16)	$30,255	$66,150	$24	$—	$66,174
U.S. government agencies	112,266	4	(74)	112,196	93,183	9	(17)	93,175
U.S. corporate notes	60,176	9	(33)	60,152	2,707	—	(2)	2,705
U.S. commercial paper	44,993	—	—	44,993	34,973	3	—	34,976
Money market funds	129,891	—	—	129,891	38,721	—	—	38,721
Total	$377,596	$14	$(123)	$377,487	$235,734	$36	$(19)	$235,751

The following table summarizes the classification of the available-for-sale debt securities on the Company’s condensed consolidated balance sheets:

(in thousands)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$159,053	$38,721
Short-term investments	134,393	196,137
Long-term marketable securities	83,208	—
Restricted cash	833	893
Total	$377,487	$235,751

At June 30, 2012, all of the marketable securities have contractual maturities within twenty-four months and the average duration of marketable securities was approximately eleven months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2012, were temporary in nature. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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

Level 3 Inputs—Unobservable inputs and little, if any, market activity for the assets.

The estimated fair values of the Company’s financial assets were as follows:

	Fair Value Measurements at Reporting Date Using
June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$30,255	$—	$—	$30,255
U.S. government agency securities	75,632	36,564	—	112,196
U.S. corporate notes	57,066	3,086	—	60,152
U.S. commercial paper	—	44,993	—	44,993
Money market funds	129,891	—	—	129,891
Total	$292,844	$84,643	$—	$377,487

	Fair Value Measurements at Reporting Date Using
December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
U.S. government securities	$66,174	$—	$—	$66,174
U.S. government agency securities	55,901	37,274	—	93,175
U.S. corporate notes	2,705	—	—	2,705
U.S. commercial paper	—	34,976	—	34,976
Money market funds	38,721	—	—	38,721
Total	$163,501	$72,250	$—	$235,751

At June 30, 2012, securities with a total fair value of $11.2 million were measured using Level 1 inputs in comparison to December 31, 2011, at which time the securities had a fair value of $11.4 million and were measured using Level 2 inputs. The transfer to Level 1 from Level 2 was primarily the result of increased trading volume of the securities at and around June 30, 2012, compared to December 31, 2011.

There were no transfers from Level 1 to Level 2 for the six months ended June 30, 2012.

6. Long-Term Debt

The estimated fair value of debt was estimated based on the quoted price of the instrument as of June 30, 2012 and December 31, 2011. The carrying values and estimated fair values for the notes were as follows:

	June 30, 2012		December 31, 2011
	Carrying	Estimated Fair Value	Carrying	Estimated Fair Value
(in thousands)	Value	(Level 2)	Value	(Level 2)
Convertible subordinated notes	$172,500	$183,549	$172,500	$189,588

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

The notes are convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share. The debt issuance costs, which are included in other long-term assets, are being amortized on a straight-line basis over the life of the notes. Unamortized debt issuance costs totaled $2.1 million as of June 30, 2012. Amortization expense was $0.2 million for both the three months ended June 30, 2012 and 2011 and $0.4 million for both the six months ended June 30, 2012 and 2011.

Holders of the notes will be able to require the Company to repurchase some or all of their notes upon the occurrence of a fundamental change (as defined) at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. The Company may not redeem the notes prior to January 15, 2012. On or after January 15, 2012 and prior to the maturity date, the Company, upon notice of redemption, may redeem for cash all or part of the notes if the last reported sale price of its common stock has been greater than or equal to 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which it provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest up to but excluding the redemption date. As of June 30, 2012, the Company did not provide notice of redemption or redeem any of the notes.

7. Commitments and Contingencies

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2012.

Purchase Obligation

The Company entered into a series of purchase agreements for VIBATIV® active pharmaceutical ingredient and other raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release by a third party manufacturer. As of June 30, 2012 the Company had purchased $4.3 million of active pharmaceutical ingredient and other raw materials pursuant to these purchase agreements.

8. Stock-Based Compensation

Equity Incentive Plans

In May 2012, the Company adopted the 2012 Equity Incentive Plan (2012 Plan). The number of shares of the Company’s common stock available for issuance under the 2012 Plan is equal to 6,500,000 shares plus up to 12,667,411 additional shares that may be added to the 2012 Plan in connection with the forfeiture, repurchase, cash settlement or termination of awards outstanding under the 2004 Equity Incentive Plan (2004 Plan), the 2008 New Employee Equity Incentive Plan, the 1997 Stock Plan and the Long-Term Stock Option Plan (collectively, the “Prior Plans”) as of December 31, 2011. While a maximum of 12,667,411 shares could be added to the 2012 Plan from the Prior Plans, since this assumes that all the awards outstanding on December 31, 2011 will be forfeited, repurchased, cash settled or terminated, the Company expects the actual number to be added to the 2012 Plan share reserve to be less. Upon adoption of the 2012 Plan the Company reserved 6,500,000 shares of common stock for issuance under the 2012 Plan. The 2012 Plan reserve was also reduced by the number of stock awards granted under the 2004 Plan on or after January 1, 2012. No additional awards have been or will be made after May 15, 2012 under the 2004 Plan. Stock options and SARS will reduce the 2012 Plan reserve by one share for every share granted, and stock awards other than options and SARs granted will reduce the 2012 Plan share reserve by 1.45 shares for every share granted. The 2012 Plan share reserve was also reduced by the number of stock awards granted under the 2004 Plan on or after January 1, 2012, using the same ratios described. As of June 30, 2012, total shares remaining available for issuance under the 2012 Plan were 5,037,262.

The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock unit awards and stock appreciation rights (“SARs”) to employees, non-employee directors and consultants of the Company. Stock options may be granted with an exercise price not less than the fair market value of the common stock on the grant date. Stock options granted to employees generally have a maximum term of 10 years and vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The Company may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.

Employee Stock Purchase Plan

As of June 30, 2012, a total of 2,025,000 shares of common stock were approved and authorized for issuance under the ESPP. Through June 30, 2012, the Company issued 1,548,023 shares under the ESPP at an average price of $10.53 per share. As of June 30, 2012, total shares remaining available for issuance under the ESPP were 476,977.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Research and development	$3,541	$3,379	$7,070	$6,511
General and administrative	2,438	2,896	5,144	5,305
Total stock-based compensation expense	$5,979	$6,275	$12,214	$11,816

As of June 30, 2012, unrecognized compensation expense, net of expected forfeitures, was as follows: $6.8 million related to unvested stock options; $19.8 million related to unvested RSUs; and $27.1 million related to unvested RSAs (excludes performance-contingent RSAs).

Compensation Awards

The Company granted the following compensation awards:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Number of Compensation Awards Granted	Weighted- Average Exercise Price/Fair Value	Number of Compensation Awards Granted	Weighted- Average Exercise Price/Fair Value
2004 and 2012 Plans
Stock options	198,000	$20.01	307,500	$24.56
RSUs time-based	528,381	18.45	465,000	25.03
RSAs time-based	402,500	18.11	1,148,000	24.70
RSAs performance-contingent(1)	44,500	18.11	1,290,000	24.73

(1)          In 2011, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,290,000 performance-contingent RSAs to senior management. These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011-2016 and continued employment, both of which must be satisfied in order for the RSAs to vest. Expense associated with these RSAs would be recognized, if at all, during these years depending on the probability of meeting the performance conditions. The maximum potential expense associated with the RSAs could be up to approximately $31.9 million (allocated as $6.3 million for research and development expense and $25.6 million for general and administrative expense) if all of the performance conditions are achieved on time. As of June 30, 2012, the Company had determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. As the RSAs are dependent upon the achievement of certain performance conditions, the expense associated with the RSAs may vary significantly from period to period.

In February 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of 44,500 performance-contingent RSAs to senior management. These grants are subject to forfeiture unless one of three possible performance goals is achieved by December 31, 2013. As of June 30, 2012, the Company had determined that the achievement of one of three possible performance conditions was not probable and, as a result, no compensation expense has been recognized.

Valuation Assumptions

The range of weighted-average assumptions used to estimate the fair value of stock options granted was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee stock options
Risk-free interest rate	0.74%-1.10%	1.94%-2.57%	0.74%-1.17%	1.94%-2.57%
Expected term (in years)	5-6	5-6	5-6	5-6
Volatility	55%-60%	53%-55%	55%-60%	49%-55%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$11.11	$13.09	$10.37	$12.41

The range of weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

Employee stock purchase plan issuances
Risk-free interest rate	0.15%-0.29%	0.07%-0.54%	0.15%-0.29%	0.07%-0.54%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	55%-64%	48%-50%	55%-64%	48%-50%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of ESPP issuances	$9.00	$9.25	$9.00	$9.25

Stockholders’ Equity

For the six months ended June 30, 2012, approximately 349,538 shares were exercised at a weighted-average exercise price of $7.99 per share, for total cash proceeds of approximately $2,792,007.

9. Income Taxes

The Company did not record a provision for income taxes for the three and six months ended June 30, 2012, because it is expected to generate a taxable net operating loss for the fiscal year ending December 31, 2012. In addition, the deferred tax assets continue to be treated as having no current value and remain fully reserved.

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

OVERVIEW

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. Our key programs include: Relvar™ or Breo™ (FF/VI), umeclidinium bromide/vilanterol (UMEC/VI) and MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), each partnered with GlaxoSmithKline plc (GSK), and our oral Peripheral Mu Opioid Receptor Antagonist program. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

In the second quarter of 2012, our net loss was $37.1 million, an increase of 48% from $25.0 million in the second quarter of 2011. In the first six months of 2012, our net income was $47.5 million, an increase of 200% from a net loss of $47.7 million in the first six months of 2011. Net income in the six months ended June 30, 2012 reflects the recognition of deferred revenue of $125.7 million from our global collaboration arrangement with Astellas Pharma Inc. (Astellas) for the development and commercialization of VIBATIV®. This recognition resulted from Astellas’ January 6, 2012 termination of our agreement with them. In the second quarter of 2012, our research and development expenses were $29.5 million, an increase of 29% from $22.8 million in the second quarter of 2011. In the first six months of 2012, our research and development expenses were $62.8 million, an increase of 45% from $43.3 million in the first six months of 2011. Cash, cash equivalents, short-term investments, and long-term marketable securities totaled $378.7 million at June 30, 2012, an increase of $137.8 million from December 31, 2011. The increase was due primarily to $212.5 million, net of issuance costs, received from the sale of our common stock to an affiliate of GSK and $2.8 million received from exercises of employee stock options, partially offset by cash used in operations of $75.7 million.

On April 2, 2012, we and Glaxo Group Limited, an affiliate of GSK, entered into a common stock purchase agreement, under which we issued and sold to Glaxo Group Limited 10,000,000 shares of our common stock at a price of $21.2887 per share, for a total investment of $212,887,000. This stock purchase was completed May 16, 2012.

Programs

Respiratory Programs with GSK

Fluticasone Furoate/Vilanterol (FF/VI)

FF/VI is an investigational once-daily inhaled corticosteroid (ICS)/long-acting beta2 agonist (LABA) combination treatment, comprising fluticasone furoate and vilanterol, for the maintenance treatment of patients with chronic obstructive pulmonary disease (COPD) and patients with asthma. FF/VI is administered by a new dry powder inhaler called Ellipta™. Relvar™ (FF/VI for the European Union (EU)), Breo™ (FF/VI for the US), and Ellipta™ (for both the EU and the US) are proposed brand names and use of these brand names has not yet been approved by any regulatory authority.

In July 2012, GSK and Theravance announced the submission of regulatory applications for FF/VI (100/25mcg) in both the EU and the US for patients with COPD and for FF/VI (100/25mcg and 200/25mcg) in the EU for patients with asthma. GSK and Theravance are reviewing the strategy for a future US filing for asthma.

Umeclidinium Bromide/Vilanterol (UMEC/VI)

UMEC/VI is a once-daily investigational medicine, combining a long-acting muscarinic antagonist (LAMA) umeclidinium bromide (UMEC), and a LABA, VI, for the maintenance treatment of patients with COPD. UMEC/VI is administered by the Ellipta™ dry powder inhaler.

In July 2012, GSK and Theravance announced positive results from four pivotal Phase 3a studies of UMEC/VI involving over 4,000 patients with COPD. These four studies include two 24-week efficacy studies that compared the combination UMEC/VI, its components and placebo and two 24-week active comparator studies that compared the combination with tiotropium, a widely prescribed maintenance bronchodilator for COPD.

The ongoing registration program includes a 52-week safety study and two replicate 12-week crossover exercise studies. Subject to successful completion of these additional studies, GSK plans to commence global regulatory submissions for UMEC/VI from the end of 2012.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

GSK961081 (‘081) is a single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activities. The results from the Phase 2b study and a number of non-clinical enabling studies will inform the selection of the most appropriate dose and dosing interval for ‘081 and progression to Phase 3 will be dependent upon successful completion of these enabling studies.

Central Nervous System (CNS)/Pain Program

Oral Peripheral Mu Opioid Receptor Antagonist — TD-1211

TD 1211 is an investigational once-daily, orally administered, peripherally selective, multivalent inhibitor of the mu opioid receptor designed with a goal of alleviating gastrointestinal side effects of opioid therapy without affecting analgesia. In July 2012, Theravance announced positive topline results from the Phase 2b Study 0084, the key study in the Phase 2b program evaluating TD-1211 as potential treatment for chronic, non-cancer pain patients with opioid-induced constipation. These results support progression into Phase 3 development. The Phase 2b program consists of three studies (0074, 0076 and 0084) designed to evaluate doses and dosing regimens for Phase 3. Detailed results from all three studies will be presented at future medical conferences.

Collaboration Arrangements

GSK

LABA collaboration

In November 2002, we entered into our LABA collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. For the treatment of COPD, the collaboration is developing two combination products: FF/VI, an investigational once-daily combination medicine consisting of a LABA, VI, and an ICS, fluticasone furoate (FF) and umeclidinium bromide/vilanterol (UMEC/VI), a once-daily investigational medicine combining a LAMA, UMEC, with a LABA, VI. For the treatment of asthma, the collaboration is developing FF/VI. The FF/VI program is aimed at developing a once-daily combination LABA/ICS to succeed GSK’s Advair®/Seretide™ (salmeterol and fluticasone as a combination) franchise, which had reported 2011 sales of approximately $8.1 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which had reported 2011 sales of approximately $3.1 billion. UMEC/VI, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2011 sales of approximately $4.2 billion.

In the event that a product containing VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. A portion of these potential milestone payments could be payable to GSK within the next two years. We are entitled to annual royalties from GSK of 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as UMEC/VI, royalties are upward tiering and range from the mid-single digits to 10%. However, if GSK is not selling a LABA/ICS combination product at the time that the first other LABA combination is launched, then the royalties described above for the LABA/ICS combination medicine would be applicable.

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

Purchases of Common Stock under our Governance Agreement and Common Stock Purchase Agreement with GSK

On April 2, 2012, we and Glaxo Group Limited, an affiliate of GSK, entered into a common stock purchase agreement, under which we issued and sold to Glaxo Group Limited 10,000,000 shares of our common stock at a price of $21.2887 per share, for a total investment of $212,887,000. This stock purchase was completed May 16, 2012.

In addition, Glaxo Group Limited, pursuant to its periodic “top-up” rights under our governance agreement with GSK dated June 4, 2004, as amended, purchased 88,468 shares of our common stock on February 24, 2012 at a price of $18.12 per share.

GSK Upfront License Fees, Milestone Payments and Revenue

Revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
GSK Collaborations
LABA collaboration	$0.9	$1.3	$1.8	$2.5
Strategic alliance agreement	—	0.7	—	1.4
Strategic alliance—MABA program license	0.5	0.5	1.1	1.0
Total revenue	$1.4	$2.5	$2.9	$4.9

Astellas

License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. On January 6, 2012, Astellas exercised its right to terminate this agreement. The rights previously granted to Astellas ceased upon termination of the agreement and Astellas stopped all promotional sales efforts. Pursuant to the terms of the agreement, Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®. In March 2012, we entered into a series of purchase agreements with Astellas for the purchase of VIBATIV® active pharmaceutical ingredient and other raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release by a third party manufacturer. As of June 30, 2012, we had purchased $4.3 million of active pharmaceutical ingredient and other raw materials pursuant to these purchase agreements.

In addition, beginning July 1, 2012, we are responsible to fund governmental rebate and governmental chargeback claims for Astellas-labeled product sales. As a result of the termination of the VIBATIV® collaboration agreement, we recorded a liability of $150,000 at June 30, 2012, which is included in the condensed consolidated balance sheets.

Through January 6, 2012, we had received $191.0 million in upfront license, milestone and other fees from Astellas. We previously recorded these payments as deferred revenue and amortized them ratably over the estimated performance period (development and commercialization period). As a result of the termination of the VIBATIV® collaboration agreement, the development and commercialization period ended on January 6, 2012. As such, we recognized into revenue $125.8 million of deferred revenue related to Astellas in the first quarter of 2012, and we are no longer eligible to receive any further milestone payments from Astellas.

Net revenue recognized under this collaboration agreement was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Recognition of deferred revenue	$—	$—	$125.8	$—
Amortization of deferred revenue	—	3.2	—	6.5
Royalties from net sales of VIBATIV®	—	0.7	—	1.3
Proceeds from VIBATIV® delivered to Astellas	—	1.2	—	1.2
Cost of VIBATIV® delivered to Astellas	—	(1.2)	—	(1.2)
Astellas-labeled product sales allowance	—	—	(0.1)	—
Total net revenue	$—	$3.9	$125.7	$7.8

VIBATIV®

VIBATIV® (telavancin) is a bactericidal, once-daily injectable antibiotic developed by us for the treatment of Gram-positive infections. The FDA has approved VIBATIV® for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria including both methicillin-resistant (MRSA) and methicillin-susceptible strains of Staphylococcus aureus in adult patients. VIBATIV® is also approved in Canada for the treatment of cSSSI in adult patients. In September 2011, the European Commission granted marketing authorization for VIBATIV® for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. However, in May 2012, the European Commission suspended this marketing authorization because the single-source drug product supplier does not meet the Good Manufacturing Practice (GMP) requirements to allow the manufacture of VIBATIV®.

We are evaluating global commercialization alternatives for VIBATIV® either with partners or alone.

Due to manufacturing issues at the single-source supplier of VIBATIV® drug product, VIBATIV® is currently subject to critical product shortages and regional supply outages in the U.S. In May 2012, we entered into a Technology Transfer and Supply Agreement with Hospira Worldwide, Inc. (Hospira) and technology transfer activities are in process. We must obtain regulatory approval for VIBATIV® drug product that will be manufactured at Hospira’s facility before any such product may be sold, and this regulatory approval process could take up through mid-2013.

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the six months ended June 30, 2012 compared to those discussed in our 2011 Annual Report on Form 10-K filed on February 27, 2012.

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year periods, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2012	2011	$	%	2012	2011	$	%
Revenue	$1.4	$6.4	$(5.0)	(78)%	$128.5	$12.7	$115.8	912%

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

Revenue decreased 78% to $1.4 million in the second quarter of 2012 from the comparable period in 2011. Revenue increased 912% to $128.5 million in the first six months of 2012 from the comparable period in 2011. The increase in the first six months of 2012 reflects the accelerated recognition of deferred revenue of $125.7 million from our global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. This recognition resulted from Astellas’ January 6, 2012 termination of our agreement with them. This increase was partially offset by a decrease in revenue related to our GSK strategic alliance agreement of $1.4 million resulting from the deferred revenue being fully amortized in the third quarter of 2011.

Upfront license fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements and from Astellas under the telavancin collaboration were as follows:

	Through June 30, 2012
(in millions)	Upfront License and Other Fees	Milestone Payments	Total
GSK Collaborations
LABA collaboration(1)	$10.0	$50.0	$60.0
Strategic alliance agreement	20.0	—	20.0
Strategic alliance—LAMA license(2)	5.0	3.0	8.0
Strategic alliance—MABA program license	6.0	16.0	22.0
Astellas License agreement(3)	70.0	121.0	191.0
Total	$111.0	$190.0	$301.0

(1)                                  We do not expect to be eligible for any additional milestones under this collaboration.

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

Research & Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2012	2011	$	%	2012	2011	$	%
Employee-related	$9.4	$8.5	$0.9	11%	$19.6	$16.7	$2.9	17%
External-related	11.0	5.2	5.8	112%	24.1	8.4	15.7	187%
Stock-based compensation	3.5	3.4	0.1	3%	7.1	6.5	0.6	9%
Facilities, depreciation and other allocated	5.6	5.7	(0.1)	(2)%	12.0	11.7	0.3	3%
Total expenses	$29.5	$22.8	$6.7	29%	$62.8	$43.3	$19.5	45%

R&D expenses increased 29% to $29.5 million in the second quarter and 45% to $62.8 million in the first six months of 2012 from the comparable periods in 2011. These increases in 2012 were due primarily to Phase 2 clinical costs related to our program for opioid-induced constipation with TD-1211, costs associated with our preclinical and late-stage discovery programs, and higher employee-related expenses, including stock-based compensation expense.

We anticipate R&D expenses for 2012 to increase relative to 2011. R&D expenses in 2012 will be driven largely by higher employee-related expenses, costs associated with our continued development efforts in our program for opioid-induced constipation with TD-1211, our MARIN program with TD-9855, and costs associated with our earlier stage clinical programs, preclinical studies and late-stage discovery. We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2012	2011	$	%	2012	2011	$	%
General and administrative expense	$7.6	$7.2	$0.4	6%	$15.4	$14.4	1.0	7%

G&A expenses increased 6% to $7.6 million in the second quarter and 7% to $15.4 million in the first six months of 2012 from the comparable periods in 2011. These increases in 2012 were due primarily to an increase in external legal fees and professional services costs in connection with the evaluation of global commercialization alternatives related to VIBATIV® and higher employee-related expenses, partially offset by decreases in facilities-related costs and stock-based compensation expense. Stock-based compensation expense was $2.4 million in the second quarter of 2012, compared to $2.9 million in the same period of 2011 and $5.1 million in the six months ended June 30, 2012, compared to $5.3 million in the same period of 2011.

We anticipate G&A expenses for 2012 to increase slightly relative to 2011, due to the transfer of certain ongoing VIBATIV® related activities following the termination by Astellas of the collaboration agreement in January 2012.

Interest income

Interest income, as compared to the prior year periods, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2012	2011	$	%	2012	2011	$	%
Interest income	$0.1	$0.1	$—	—%	$0.1	$0.3	$(0.2)	(67)%

Interest income remained relatively flat in the second quarter and first six months of 2012, compared to the same periods in 2011.

Interest expense

Interest expense, as compared to the prior year periods, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2012	2011	$	%	2012	2011	$	%
Interest expense	$1.5	$1.5	$—	—%	$3.0	$3.0	$—	—%

Interest expense is primarily comprised of interest expense and amortization of debt issuance costs from our convertible subordinated notes issued in January 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration arrangements. As of June 30, 2012, we had $378.7 million in cash, cash equivalents and marketable securities, excluding $0.8 million in restricted cash that was pledged as collateral for certain of our leases. On April 2, 2012, we and Glaxo Group Limited, an affiliate of GSK, entered into a stock purchase agreement, under which we issued 10,000,000 shares of our common stock at a price of $21.2887 per share, for net proceeds of $212.5 million. This stock purchase was complete on May 16, 2012.

We expect to incur substantial expenses as we continue our discovery and development efforts; particularly to the extent we advance our product candidates into clinical studies, which are very expensive. In July 2012, we announced positive results from the key study in our Phase 2b program with TD-1211 in our program for opioid-induced constipation. Though we seek to partner this program, we may choose to progress TD-1211 into Phase 3 studies by ourselves, which would increase our operating expenses substantially. In addition, we initiated a Phase 2 study with TD-9855 in the MARIN program in late 2011 and we are planning a second Phase 2 study with TD-9855. We also intend to invest in other assets in our pipeline, including programs in earlier-stage clinical development and late-stage discovery. On January 6, 2012, Astellas exercised its right to terminate our collaboration agreement for VIBATIV®. In March 2012, we entered into a series of purchase agreements for VIBATIV® active pharmaceutical ingredient and other raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release of the inventory by a third party manufacturer. As of June 30, 2012, we had purchased $4.3 million of active pharmaceutical ingredient and other raw materials.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(in millions)	2012	2011
Net cash used in operating activities	$(75.7)	$(43.7)
Net cash used in investing activities	$(24.7)	$(50.5)
Net cash provided by financing activities	$216.7	$21.4

Cash used in operations increased $32.0 million for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to higher uses of cash for operating liabilities resulting from an increase in R&D activity and purchase of inventory.

Cash used in investing activities decreased $25.8 million for the six months ended June 30, 2012, compared to the same period in 2011, resulting primarily from lower cash balances being invested in short-term investments.

Cash provided by financing activities increased $195.3 million for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to $212.5, net of issuance costs, received from the sale of our common stock to an affiliate of GSK.

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

Contractual Obligations and Commercial Commitments

During the first six months of 2012, there have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except that we entered into a series of purchase agreements with Astellas for the purchase of VIBATIV® active pharmaceutical ingredient and other raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release by a third party manufacturer. As of June 30, 2012, we had purchased $4.3 million of active pharmaceutical ingredient and other raw materials pursuant to these purchase agreements.

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2012.

Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products containing the LABA VI are launched in multiple regions of the world. A portion of these potential milestone payments could be payable to GSK within the next two years. We have not recognized any liabilities relating to this agreement as of June 30, 2012.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the first six months of 2012, there have been no significant changes in our market risk or how our market risk is managed, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risks Related to our Business

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business and us.

Risks Related to our Business

If regulatory authorities determine that the Phase 3 programs for FF/VI in asthma and/or chronic obstructive pulmonary disease (COPD) do not demonstrate adequate safety and efficacy, the continued development of FF/VI may be significantly delayed, it may not be approved by regulatory authorities, and even if approved it may be subject to restrictive labeling, any of which will harm our business, and the price of our securities could fall.

During the first quarter of 2012, we announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma. In July 2012, GSK submitted regulatory applications for FF/VI (proposed brand name Relvar™) in Europe for both COPD and asthma, and for FF/VI (proposed brand name Breo™) in the U.S. for COPD. GSK and we are reviewing the strategy for a future U.S. regulatory submission for asthma. The Phase 3b program for FF/VI in COPD commenced in February 2011. Any adverse developments or results or perceived adverse developments or results with respect to the FF/VI regulatory submissions or Phase 3b program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  not every study in the Phase 3 programs for FF/VI achieved its primary endpoint, and the FDA and/or other regulatory authorities may determine that additional clinical studies are required;

•                  inability to gain, or delay in gaining, regulatory approval for the new Ellipta™ delivery device used in these programs;

•                  safety or other concerns arising from clinical or non-clinical studies in these programs. For example, GSK is investigating reports of fatal pneumonia with FF/VI primarily at the highest dose, and the large Phase 3b program in COPD is ongoing;

•                  safety or other concerns arising from clinical or non-clinical studies with umeclidinium bromide/vilanterol (UMEC/VI) having to do with the LABA VI, which is also a component of FF/VI;

•                  regulatory authorities determining that the Phase 3 program in asthma or COPD raises safety concerns or does not demonstrate adequate efficacy; or

•                  any change in FDA policy or guidance regarding the use of LABAs to treat asthma.

On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA now requires that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, on March 10 and 11, 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it is requiring the manufacturers of currently marketed LABAs to conduct additional randomized, double-blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. Results from these post-marketing studies are expected in 2017. It is unknown at this time what, if any, effect these or future FDA actions will have on the prospects for FF/VI. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in the FDA requiring additional asthma clinical trials in the United States for FF/VI and increase the overall risk for FF/VI for the treatment of asthma in the United States.

If regulatory authorities determine that the Phase 3 program for UMEC/VI for the treatment of COPD does not demonstrate adequate safety and efficacy, UMEC/VI will be significantly delayed or terminated, our business will be harmed, and the price of our securities could fall.

The Phase 3 program for UMEC/VI with the combination of a LAMA umeclidinium bromide (UMEC), and a LABA, VI, for the treatment of COPD commenced in February 2011. In July 2012, GSK and we reported top-line results from four pivotal studies in this Phase 3 program. Subject to successful completion of the remaining studies in the registrational program, GSK plans to commence global regulatory submissions for UMEC/VI from the end of 2012. Any adverse developments or results or perceived adverse developments or results with respect to the UMEC/VI program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  the FDA and/or other regulatory authorities determining that additional clinical studies are required with respect to the Phase 3 program in COPD;

•                  inability to gain, or delay in gaining, regulatory approval for the new delivery device used in the program;

•                  safety or other concerns arising from ongoing clinical or non-clinical studies in this program;

•                  safety or other concerns arising from clinical or non-clinical studies with FF/VI having to do with the LABA, VI, which is also a component of UMEC/VI;

•                  regulatory authorities determining that the Phase 3 program in COPD raises safety concerns or does not demonstrate adequate efficacy; or

•                  any change in FDA policy or guidance regarding the use of LABAs combined with a LAMA to treat COPD.

If the MABA program for the treatment of COPD does not demonstrate safety and efficacy, the MABA program will be significantly delayed or terminated, our business will be harmed, and the price of our securities could fall.

The lead compound, GSK961081 (‘081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK has completed a Phase 2b study and a Phase 1 study in combination with fluticasone propionate (FP), an inhaled corticosteroid (ICS), and there are a number of Phase 3-enabling non-clinical studies. We announced topline results from the Phase 2b COPD study in February 2012 and progression into Phase 3 is dependent upon successful completion of the Phase 3-enabling studies. Any adverse developments or results or perceived adverse developments or results with respect to these studies will harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

Although our first product, VIBATIV®, is approved in the U.S. and Canada, none of our other product candidates have been approved by regulatory authorities. We are uncertain whether any of our other product candidates and our collaborative partner’s product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery may not result in the creation of successful medicines. The risk of failure for our product candidates is high. For example, in late 2005, we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301, and GSK discontinued development of TD-5742, the first LAMA compound licensed from us, after completing a single-dose Phase 1 study. The data supporting our drug discovery and development programs is derived solely from laboratory experiments, non-clinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing or early clinical testing stages.

Several well-publicized Complete Response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include boxed warnings and changes in approved indications over the last several years, as well as growing public and governmental scrutiny of safety issues, have created an increasingly conservative regulatory environment. The implementation of new laws and regulations, and revisions to FDA clinical trial design guidance, have increased uncertainty regarding the approvability of a new drug. Further, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal risk evaluation and mitigation strategy (REMS) at the FDA’s discretion. These laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s review and approval of our and our collaborative partner’s product candidates.

There currently is no reliable manufacturer for VIBATIV® drug product supply and we rely on a single source of supply for a number of our product candidates; accordingly, our business will be harmed if a reliable alternate source of VIBATIV® drug product is not qualified and engaged on a timely basis or the single-source manufacturers are not able to satisfy demand and alternative sources are not available.

During the fourth quarter of 2011, the third party manufacturer of VIBATIV® drug product notified the FDA of an ongoing investigation related to its production equipment and processes. The notification included all products manufactured at the third party manufacturer’s facility which remain within expiry, including batches of manufactured but unreleased VIBATIV®. In November 2011, Astellas (our former VIBATIV® collaboration partner) voluntarily placed a hold on distribution of VIBATIV® to wholesalers, and cancelled pending orders for VIBATIV® with this manufacturer. VIBATIV® drug product previously manufactured by this manufacturer will not become available for sale in the U.S. unless and until the batches are released. Similarly, our purchase orders for this inventory cannot be fulfilled unless and until the batches are released. We cannot predict when or if the manufactured batches of VIBATIV® will be released. In addition, in August 2011 the third party manufacturer of VIBATIV® drug product announced its intention to transition out of the contract manufacturing services business over the next several years. Additional VIBATIV® drug product will need to be manufactured to meet longer-term U.S. demand as well as demand from the E.U. and Canada. In May 2012 the European Commission suspended marketing authorization for VIBATIV® because the single-source VIBATIV® drug product supplier does not meet the good manufacturing practice (GMP) requirements to allow the manufacture of VIBATIV®. No VIBATIV® drug product intended to meet E.U. specifications has as yet been manufactured.

If the VIBATIV® drug product manufactured by this third party manufacturer is not released in the near future, the commercialization of VIBATIV® in the U.S. will continue to be adversely affected, and if supplemental or alternative commercial manufacture of VIBATIV® drug product cannot be arranged on a timely basis, the commercial introduction of VIBATIV® in the E.U. and Canada will be materially delayed. In each such case, our business will be harmed and the price of our securities could fall. In May 2012, we entered into a Technology Transfer and Supply Agreement with Hospira Worldwide, Inc. (Hospira) and technology transfer activities are in process. We must obtain regulatory approval for VIBATIV® drug product that will be manufactured at Hospira’s facility before any such product may be sold, and this regulatory approval process could take up through mid-2013.

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

Even if we receive regulatory approval for our product candidates, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. For example, VIBATIV®’s U.S. labeling contains a boxed warning regarding the risks of use of VIBATIV® during pregnancy. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. In addition, the VIBATIV® labeling that was approved for the E.U. in 2011 specifies that VIBATIV® should be used only in situations where it is known or suspected that other alternatives are not suitable. These restrictions could make it more difficult to market VIBATIV®. In May 2012 the European Commission suspended marketing authorization for VIBATIV® because the single-source VIBATIV® drug product supplier does not meet the GMP requirements to allow the manufacture of VIBATIV®. With VIBATIV® approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. Our first approved product, VIBATIV®, was launched by our partner Astellas in the U.S. in November 2009, and to date we have received only modest revenues from VIBATIV® sales. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of June 30, 2012, we had an accumulated deficit of approximately $1.3 billion.

We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. For example, in July 2012, we announced positive results from the key study in our Phase 2b program with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. Though we seek to partner this program, we may choose to progress TD-1211 into Phase 3 studies by ourselves, which would increase our operating expenses substantially. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates or commercialize VIBATIV® and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone and royalty forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans, milestone and royalty forecasts or spending assumptions change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Although we have no current intention to do so, if we were to conduct additional studies to support the telavancin NP NDA, or if we were to build the sales and marketing, distribution and compliance infrastructure to commercialize VIBATIV® without a partner, our capital needs would increase substantially. We intend to continue development of our pipeline. For example, in July 2012, we announced positive results from the key study in our Phase 2b program with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. Though we seek to partner this program, we may choose to progress TD-1211 into Phase 3 studies by ourselves, which would increase our operating expenses substantially. In addition, we initiated a Phase 2 study with TD-9855 in the MARIN program in late 2011 and we are planning a second Phase 2 study with TD-9855. We also intend to invest in other assets in our pipeline, including programs in earlier-stage clinical development and late-stage discovery. Further, in connection with the January 2012 termination of our collaboration agreement with Astellas, we entered into purchase agreements for VIBATIV® active pharmaceutical ingredient and raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release of the inventory by a third party manufacturer. As of June 30, 2012, we had purchased $4.3 million of active pharmaceutical ingredient and raw materials pursuant to these purchase agreements. In addition, under our LABA collaboration with GSK, in the event that a product containing vilanterol (VI), which is the LABA product candidate in FF/VI and UMEC/VI and which was discovered by GSK, is approved and launched in multiple regions of the world as both a single-agent and a combination product or two different combination products, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million and we will not be entitled to receive any further milestone payments from GSK. Future financing to meet our capital needs may not be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

VIBATIV® may not be accepted by physicians, patients, third party payors, or the medical community in general, and this risk is aggravated by the current critical product shortages and regional supply outages and the suspension of marketing authorization in the European Union.

The commercial success of VIBATIV® depends upon its acceptance by physicians, patients, third party payors and the medical community in general. We cannot be sure that VIBATIV® will be accepted by these parties. VIBATIV® competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. Even if the medical community accepts that VIBATIV® is safe and efficacious for its indicated use, physicians may restrict the use of VIBATIV® due to the current product shortages stemming from the manufacturing issues at the drug product supplier, the January 2012 termination of our VIBATIV® collaboration agreement with Astellas, or otherwise. If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, VIBATIV® is preferable to vancomycin and other antibacterial drugs, we may never generate meaningful revenue from VIBATIV® which could cause the price of our securities to fall. The degree of market acceptance of VIBATIV® depends on a number of factors, including, but not limited to:

•                  the demonstration of the clinical efficacy and safety of VIBATIV®;

•                  the experiences of physicians, patients and payors with the use of VIBATIV® in the U.S.;

•                  potential negative perceptions of physicians related to our inability to obtain FDA approval of our NP NDA, the product shortages stemming from the manufacturing issues at the drug product supplier or the termination of our VIBATIV® collaboration agreement with Astellas in January 2012;

•                  potential negative perceptions of physicians related to the European Commission’s recent suspension of marketing authorization for VIBATIV® because the single-source VIBATIV® drug product supplier does not meet the GMP requirements to allow the manufacture of VIBATIV®;

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

We entered into our LABA collaboration agreement with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our VIBATIV® collaboration agreement with Astellas in November 2005. In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of FF/VI, UMEC/VI and any product candidates in the MABA program. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and, if approved, commercialization. Astellas terminated the VIBATIV® agreement in January 2012.

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

If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. For example, Astellas terminated the VIBATIV® collaboration agreement in January 2012, and due to the termination, current product shortages, regional supply outages and suspension of marketing authorization in the European Union stemming from the manufacturing issues at the third party VIBATIV® drug product supplier, the commercialization of VIBATIV® in the U.S. has essentially stopped and the commercial introduction of VIBATIV® in the E.U. and Canada has been delayed.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize VIBATIV® and our product candidates and our business will be adversely affected.

We have active collaborations with GSK for FF/VI, UMEC/VI and the MABA program and we have licensed our anesthesia compound to AstraZeneca AB (AstraZeneca). Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, and to commercialize these product candidates if approved by the necessary regulatory authorities. Each of TD-5108, our lead compound in the 5-HT4 program, TD-1792, our investigational antibiotic and TD-4208, our LAMA compound, has successfully completed a Phase 2 proof-of-concept study, and we recently reported positive results from a Phase 2b study with TD-1211, the lead compound in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. In addition, in connection with the expansion of the MABA program under the strategic alliance with GSK in October 2011, GSK relinquished its right to option our MARIN and ARNI programs. Also, we now have full rights to VIBATIV® as a result of the termination of our collaboration agreement with Astellas in January 2012. We currently intend to seek third parties with which to pursue collaboration arrangements for the development and commercialization of our development programs and for the future commercialization of VIBATIV®. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current uncertain economy, which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates which may cause our stock price to decline.

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

Although we have security measures in place, our internal computer systems and those of our CROs and other service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any material system failure, accident or security breach could result in a material disruption to our business. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If a disruption or security breach results in a loss of or damage to our data or regulatory applications, or inadvertent disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and the price of our securities could fall

Our principal facility is located near known earthquake fault zones, and the occurrence of an earthquake, extremist attack or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

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

As of July 25, 2012, GSK beneficially owned approximately 26.6% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

GSK’s significant ownership position and its rights under the governance agreement may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

As of July 25, 2012, GSK beneficially owned approximately 26.6% of our outstanding capital stock. GSK may vote at its sole discretion on any proposal to effect a chance of control of us or for us to issue equity securities to one or more parties that would result in that party or parties beneficially owning more than 20% of our outstanding capital stock. Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us. For example, GSK may offer to acquire 100% of our outstanding stock from stockholders in certain circumstances, such as if we are faced with a hostile acquisition offer or if our board of directors acts in a manner to facilitate a change in control of us with a party other than GSK. As a result of GSK’s significant ownership and its rights under the governance agreement, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2012, we owned 297 issued United States patents and 951 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

If the efforts of our partner, GSK, to protect the proprietary nature of the intellectual property related to the assets in the LABA collaboration, including FF/VI and UMEC/VI, are not adequate, the future commercialization of any medicines resulting from the LABA collaboration could be delayed or prevented, which would materially harm our business and could cause the price of our securities to fall.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                  any adverse developments or results or perceived adverse developments or results with respect to the development of FF/VI with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for FF/VI or any indication from clinical or non-clinical studies, including the large Phase 3b program, that FF/VI is not safe or efficacious (for example, the negative investor reaction to the topline results from the Phase 3 registrational programs for FF/VI announced in early 2012);

•                  any adverse developments or results or perceived adverse developments or results with respect to the development of UMEC/VI with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for UMEC/VI, delays in completing the Phase 3 program, or any indication from clinical or non-clinical studies that UMEC/VI is not safe or efficacious;

•                  any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for ‘081 or any indication from non-clinical studies of ‘081 that the compound is not safe or efficacious;

•                  any further adverse developments with respect to the commercialization of VIBATIV®, including, without limitation, the uncertainties surrounding drug product manufacture and supply, difficulties that may be encountered by Hospira in technology transfer activities, and how, when and where VIBATIV® will be commercialized;

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

•                  any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development or have commercialized, such as the cGMP compliance issues that the single-source VIBATIV® drug product supplier is facing with U.S. and foreign regulatory authorities;

•                  our incurrence of expenses in any particular quarter that are different than market expectations;

•                  the extent to which GSK advances (or does not advance) FF/VI, UMEC/VI and the MABA program through development into commercialization in all indications in all major markets;

•                  any adverse developments or perceived adverse developments with respect to our relationship with GSK, including, without limitation, disagreements that may arise between us and GSK;

•                  any adverse developments or perceived adverse developments with respect to our partnering efforts with VIBATIV®, our 5-HT4, Peripheral Mu Opioid Receptor Antagonist, MARIN and ARNI programs, TD-1792 or TD-4208;

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

•                  relative illiquidity in the public market for our common stock (our six largest stockholders other than GSK collectively owned approximately 45.2% of our outstanding capital stock as of July 25, 2012 based on our review of publicly available filings); and

•                  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of July 25, 2012, GSK beneficially owned approximately 26.6% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 5.8% of our outstanding capital stock. Based on our review of publicly available filings as of July 25, 2012, our six largest stockholders other than GSK collectively owned approximately 45.2% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2012, we completed the sale of 10,000,000 shares of our common stock to Glaxo Group Limited, an affiliate of GSK, at a price of $21.2887 per share, resulting in aggregate gross proceeds of $212.9 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no finders’ fees were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07

4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08

4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)

4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

10.35	Common Stock Purchase Agreement, dated April 2, 2012, by and among Registrant, Glaxo Group Limited and GlaxoSmithKline LLC	8-K	4/2/12

10.38	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 15, 2012 and forms of equity award

10.39(+)	Technology Transfer and Supply Agreement, dated as of May 22, 2012 between Theravance, Inc. and Hospira Worldwide, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

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

+ Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

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

Theravance, Inc.
(Registrant)

August 1, 2012	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

August 1, 2012	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer