Form 10-Q
period 2012-09-30
THERAVANCE INC
filed 2012-10-31
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of registrant’s common stock outstanding on October 24, 2012 was 97,857,208.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$112,235	$44,778
Short-term investments	161,209	196,137
Receivable from related party	71	223
Note receivable, current	100	100
Prepaid and other current assets	3,772	3,525
Inventory	5,148	—
Total current assets	282,535	244,763

Long-term marketable securities	88,962	—
Restricted cash	833	893
Property and equipment, net	9,579	10,372
Notes receivable, non-current	140	240
Other assets, non-current	1,894	2,514
Total assets	$383,943	$258,782

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$4,757	$5,813
Accrued personnel-related expenses	7,714	9,643
Accrued clinical and development expenses	6,761	6,956
Accrued interest on convertible subordinated notes	1,078	2,372
Other accrued liabilities	1,835	1,946
Note payable and capital lease	—	69
Deferred revenue, current	4,945	18,697
Total current liabilities	27,090	45,496

Convertible subordinated notes	172,500	172,500
Deferred rent	5,275	5,821
Deferred revenue, non-current	5,790	122,017
Commitments and contingencies (Notes 3 and 7)

Stockholders’ equity (net capital deficiency):
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 97,854 at September 30, 2012 and 85,543 at December 31, 2011	979	855
Additional paid-in capital	1,475,371	1,228,037
Accumulated other comprehensive income	116	16
Accumulated deficit	(1,303,178)	(1,315,960)
Total stockholders’ equity (net capital deficiency)	173,288	(87,052)
Total liabilities and stockholders’ equity (net capital deficiency)	$383,943	$258,782

*                    Condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue (including amounts from a related party: three months—2012-$1,430; 2011-$2,380; nine months—2012-$4,291; 2011-$7,294)	$1,430	$6,431	$129,960	$19,150

Operating expenses:
Research and development	27,026	27,837	89,778	71,099
General and administrative	7,754	7,796	23,201	22,213
Total operating expenses	34,780	35,633	112,979	93,312

Income (loss) from operations	(33,350)	(29,202)	16,981	(74,162)

Interest income	158	81	304	344
Interest expense	(1,500)	(1,505)	(4,503)	(4,519)
Net income (loss)	$(34,692)	$(30,626)	$12,782	$(78,337)

Net income (loss) per share:
Basic net income (loss) per share	$(0.37)	$(0.37)	$0.14	$(0.96)
Diluted net income (loss) per share	$(0.37)	$(0.37)	$0.18	$(0.96)

Shares used to compute basic earnings per share	95,027	82,490	89,271	81,777
Shares used to compute diluted earnings per share	95,027	82,490	98,381	81,777

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(34,692)	$(30,626)	$12,782	$(78,337)

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities, net of tax	225	(17)	100	24
Comprehensive income (loss)	$(34,467)	$(30,643)	$12,882	$(78,313)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$12,782	$(78,337)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,462	5,459
Gain on sales of available-for-sale securities	(8)	—
Stock-based compensation	18,044	18,706
Forgiveness of notes receivable	—	16
Changes in operating assets and liabilities:
Receivables	152	113
Prepaid expenses and other current assets	(247)	1,983
Inventory	(4,567)	—
Accounts payable	(452)	1,446
Accrued personnel-related expenses, accrued interest on convertible subordinated notes and other current liabilities	(3,902)	(679)
Deferred rent	(546)	2,336
Deferred revenue	(129,979)	(14,025)
Net cash used in operating activities	(103,261)	(62,982)

Cash flows from investing activities
Purchases of property and equipment	(2,329)	(2,723)
Purchases of short-term investments and marketable securities	(276,425)	(231,284)
Sales of short-term investments and marketable securities	181,495	8,750
Maturities of short-term investments and marketable securities	38,670	164,401
Release of restricted cash	60	—
Issuances of notes receivable	(140)	(140)
Payments received on notes receivable	240	630
Net cash used in investing activities	(58,429)	(60,366)

Cash flows from financing activities
Payments on note payable and capital lease	(69)	(166)
Proceeds from issuances of common stock, net	229,216	22,917
Net cash provided by financing activities	229,147	22,751

Net increase (decrease) in cash and cash equivalents	67,457	(100,597)
Cash and cash equivalents at beginning of period	44,778	163,333
Cash and cash equivalents at end of period	$112,235	$62,736

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

Segment Reporting

The Company has determined that it operates in a single segment which is the discovery (research), development and commercialization of human therapeutics. Revenues are generated primarily from the Company’s collaborations with GlaxoSmithKline plc (GSK), located in the United Kingdom, and, through January 6, 2012, Astellas Pharma Inc. (Astellas), located in Japan. All long-lived assets are maintained in the United States.

Marketable Securities

The Company determines the appropriate classification of its marketable securities, which consist of debt securities, at the time of purchase and reevaluates such designation at each balance sheet date. All of the marketable securities are classified as available-for-sale and carried at estimated fair values and reported in either: cash equivalents, short-term investments or long-term marketable securities. Unrealized gains and losses on available-for-sale securities are reported in the condensed consolidated statements of comprehensive income (loss). Interest, amortization of purchase premiums and discounts, and realized gains and losses on sales of marketable securities are included in interest income. The cost of securities sold is based on the specific identification method.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using an average cost basis. Inventories include VIBATIV® active pharmaceutical ingredient and other raw materials of $4.3 million and work-in-process of $0.8 million at September 30, 2012. VIBATIV® is a U.S. Food and Drug Administration (FDA) approved drug. If information becomes available that suggests the inventories may not be realizable, the Company may be required to expense a portion or all of the capitalized inventory costs.

In May 2012, the Company entered into a Technology Transfer and Supply Agreement with Hospira Worldwide, Inc. (Hospira). The Company must obtain regulatory approval for the VIBATIV® drug product that will be manufactured at Hospira’s facility before any such product may be sold, and this regulatory approval process could extend through mid-2013.

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

Fair Value of Stock-Based Compensation Awards

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under its equity incentive plans and rights to acquire stock granted under its employee stock purchase plan (ESPP). The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. The Company used the “simplified” method as described in Staff Accounting Bulletin No. 107 for the expected option term because the usage of its historical exercise data is limited due to post-IPO exercise restrictions. Beginning April 1, 2011, the Company used its historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, the Company used peer company price volatility to estimate expected stock price volatility due to the Company’s limited historical common stock price volatility since its initial public offering in 2004.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs) are measured based on the fair market values of the underlying stock on the dates of grant.

Stock-based compensation expense was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company’s estimated annual forfeiture rates for stock options, RSUs and RSAs were based on its historical forfeiture experience.

The estimated fair value of stock options, RSUs and RSAs is expensed on a straight-line basis over the expected term of the grant and the fair value of performance-contingent RSUs and RSAs is expensed using an accelerated method over the term of the award once the Company determined that it was probable that those performance milestones would be achieved.

Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock on the date of offering and purchase discount percentage.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on the Company’s deferred tax assets including deferred tax assets related to its net operating loss carryforwards.

Foreign Currency

The Company uses the U.S. dollar as the functional currency for its foreign subsidiary. Monetary and non-monetary assets and liabilities are remeasured into U.S. dollars at the applicable period end exchange rate. Operating expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets which are remeasured at historical exchange rates. Gains or losses from remeasurement of foreign currency financial statements into U.S. dollars are included in the condensed consolidated statements of operations and were insignificant for all periods presented, as was the effect of exchange rate changes on cash and cash equivalents.

Recently Adopted Accounting Update

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income,” an update to Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income”. This update requires that all nonowner changes in stockholders’ equity (net capital deficiency) be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. This update was effective for the Company January 1, 2012. The Company elected the two separate but consecutive statements approach.

2. Net Income (Loss) per Share

Basic net income (loss) per share for each period presented was computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture.

For the nine months ended September 30, 2012, diluted net income per share was computed by dividing net income plus interest on dilutive convertible subordinated notes by the weighted-average number of shares of common stock outstanding during the period, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding assuming dilutive potential common shares had been issued for dilutive convertible notes (see Note 6) and other dilutive securities.

Dilutive potential common shares were calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible notes, net income was adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator was adjusted to add back the number of shares that would be issued if the entire obligation was settled in shares.

Dilutive potential common shares also include the dilutive effect of the common stock underlying in-the-money stock options and ESPP shares, and were calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option and the average amount of compensation cost, if any, for future service that the Company has not yet recognized when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive potential common shares also reflect the dilutive effect of unvested restricted stock units.

For the three months ended September 30, 2012, and for the three and nine months ended September 30, 2011, diluted net loss per share was identical to basic net loss per share since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The computations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2012	2011	2012	2011
Numerator:
Net income (loss) — basic	$(34,692)	$(30,626)	$12,782	$(78,337)
Add: interest and issuance costs related to convertible notes	—	—	4,503	—
Net income (loss) — diluted	$(34,692)	$(30,626)	$17,285	$(78,337)

Denominator:
Weighted-average common shares outstanding	97,590	84,951	91,834	84,238
Less: unvested RSAs	(2,563)	(2,461)	(2,563)	(2,461)
Weighted-average common shares outstanding — basic	95,027	82,490	89,271	81,777
Effect of dilutive equity incentive plans and ESPP	—	—	2,442	—
Effect of dilutive convertible subordinated notes	—	—	6,668	—
Weighted-average common shares outstanding —diluted	95,027	82,490	98,381	81,777

Anti-Dilutive Securities

Common equivalent shares not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Shares issuable under Equity Incentive Plans and ESPP	5,098	6,744	2,915	6,205
Shares issuable upon the conversion of convertible subordinated notes	6,668	6,668	—	6,668
Total anti-dilutive securities	11,766	13,412	2,915	12,873

3. Collaboration Arrangements

GSK

LABA collaboration

In November 2002, the Company entered into its long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration is developing two combination products: Relvar™ or Breo™ (FF/VI) and umeclidinium bromide/vilanterol (UMEC/VI). For the treatment of asthma, the collaboration is developing FF/VI. FF/VI is an investigational once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF). UMEC/VI is an investigational once-daily combination medicine consisting of the long-acting muscarinic antagonist (LAMA), umeclidinium bromide (UMEC), and a LABA, VI.

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

In 2005, GSK licensed the Company’s bifunctional muscarinic antagonist-beta2 agonist (MABA) program for the treatment of COPD, and in October 2011, the Company and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the “Additional MABAs”). GSK’s development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to ‘081, the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to the Company, at which point the Company may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and the Company have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, the Company is entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized only as a combination product, such as a MABA/ICS, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, the Company is entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, the Company could earn total milestone payments of up to $125.0 million for a single-agent medicine and of up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, the Company could earn total milestone payments of up to $129.0 million.

In connection with the expansion of the MABA program, GSK relinquished its option right on the Company’s MonoAmine Reuptake Inhibitor (MARIN) program and Angiotensin Receptor-NEP Inhibitor (ARNI) program. GSK has no further option rights on any of the Company’s research or development programs under the strategic alliance.

Purchases of Common Stock under the Company’s Governance Agreement and Common Stock Purchase Agreements with GSK; GSK Conversion of the Company’s Class A Common Stock

On May 16, 2012, the Company issued and Glaxo Group Limited, an affiliate of GSK, purchased 10,000,000 shares of the Company’s common stock at a price of $21.2887 per share, for a total investment of $212,887,000.

In addition, Glaxo Group Limited purchased shares of the Company’s common stock pursuant to its periodic “top-up” rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended, as follows:

	Through September 30, 2012
	Common Stock Shares Purchased	Aggregate Amounts (in thousands)
Purchase dates
February 24, 2011	152,278	$3,609
May 3, 2011	261,299	$6,689
August 2, 2011	102,466	$2,020
November 1, 2011	58,411	$1,298
February 14, 2012	88,468	$1,603
August 3, 2012	316,334	$8,924

GSK Upfront License Fees, Milestone Payments and Revenue

Upfront license fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements were as follows:

	Through September 30, 2012
(in thousands)	Upfront Fees	Milestone Payments	Total
GSK Collaborations
LABA collaboration(1)	$10,000	$50,000	$60,000
Strategic alliance agreement	20,000	—	20,000
Strategic alliance—LAMA license(2)	5,000	3,000	8,000
Strategic alliance—MABA program license	6,000	16,000	22,000
Total	$41,000	$69,000	$110,000

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

Revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
GSK Collaborations
LABA collaboration	$907	$1,270	$2,722	$3,811
Strategic alliance agreement	—	489	—	1,858
Strategic alliance—MABA program license	523	621	1,569	1,625
Total revenue	$1,430	$2,380	$4,291	$7,294

Astellas

License, Development and Commercialization Agreement with Astellas

In November 2005, the Company entered into a global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. On January 6, 2012, Astellas exercised its right to terminate this agreement. The rights previously granted to Astellas ceased upon termination of the agreement and Astellas stopped all promotional sales efforts. Pursuant to the terms of the agreement, Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®. In March 2012, the Company entered into a series of purchase agreements with Astellas for the purchase of VIBATIV® active pharmaceutical ingredient and other raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which inventory remains subject to release. As of September 30, 2012, the Company had purchased $4.3 million of active pharmaceutical ingredient and other raw materials pursuant to these purchase agreements.

In addition, beginning July 1, 2012, the Company is responsible to fund governmental rebate and governmental chargeback claims for Astellas-labeled product sales. As a result of the termination of the VIBATIV® collaboration agreement, the Company recorded a liability of $150,000 in the first quarter of 2012. At September 30, 2012, $130,000 of this accrual is reflected in deferred revenue, non-current and $20,000 of this accrual is reflected in accounts payable. The Company continues to evaluate global commercialization alternatives for VIBATIV® either with partners or alone.

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

Net revenue recognized under this collaboration agreement was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Recognition of deferred revenue	$—	$—	$125,819	$—
Amortization of deferred revenue	—	3,244	—	9,731
Royalties from net sales of VIBATIV®	—	807	—	2,131
Proceeds from VIBATIV® delivered to Astellas	—	—	—	1,171
Cost of VIBATIV® delivered to Astellas	—	—	—	(1,177)
Astellas-labeled product sales allowance	—	—	(150)	—
Total net revenue	$—	$4,051	$125,669	$11,856

4. Available-for-Sale Securities

The following table is a summary of available-for-sale debt securities recorded in cash and cash equivalents, short-term investments, long-term marketable securities, or restricted cash in the Company’s condensed consolidated balance sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services:

	September 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$30,233	$9	$—	$30,242
U.S. government agencies	107,073	69	(1)	107,141
U.S. corporate notes	98,599	45	(7)	98,637
U.S. commercial paper	37,336	1	—	37,337
Money market funds	85,634	—	—	85,634
Total	$358,875	$124	$(8)	$358,991

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$66,150	$24	$—	$66,174
U.S. government agencies	93,183	9	(17)	93,175
U.S. corporate notes	2,707	—	(2)	2,705
U.S. commercial paper	34,973	3	—	34,976
Money market funds	38,721	—	—	38,721
Total	$235,734	$36	$(19)	$235,751

The following table summarizes the classification of the available-for-sale debt securities on the Company’s condensed consolidated balance sheets:

(in thousands)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$107,987	$38,721
Short-term investments	161,209	196,137
Long-term marketable securities	88,962	—
Restricted cash	833	893
Total	$358,991	$235,751

At September 30, 2012, all of the marketable securities have contractual maturities within two years and the average duration of marketable securities was approximately nine months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2012, were temporary in nature. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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

Level 3 Inputs—Unobservable inputs and little, if any, market activity for the assets.

The estimated fair values of the Company’s financial assets and liabilities were as follows:

	Estimated Fair Value Measurements at Reporting Date Using:
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
Assets at September 30, 2012:
U.S. government securities	$30,242	$—	$—	$30,242
U.S. government agency securities	58,893	48,248	—	107,141
U.S. corporate notes	81,160	17,477	—	98,637
U.S. commercial paper	—	37,337	—	37,337
Money market funds	85,634	—	—	85,634
Total assets measured at fair value	$255,929	$103,062	$—	$358,991

Liabilities at September 30, 2012:
Convertible subordinated notes	$206,388	$—	$—	$206,388

	Estimated Fair Value Measurements at Reporting Date Using:
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2011:
U.S. government securities	$66,174	$—	$—	$66,174
U.S. government agency securities	55,901	37,274	—	93,175
U.S. corporate notes	2,705	—	—	2,705
U.S. commercial paper	—	34,976	—	34,976
Money market funds	38,721	—	—	38,721
Total assets measured at fair value	$163,501	$72,250	$—	$235,751

Liabilities at December 31, 2011:
Convertible subordinated notes	$—	$189,588	$—	$189,588

At September 30, 2012, securities with a total fair value of $11.1 million were measured using Level 1 inputs in comparison to December 31, 2011, at which time the securities had a fair value of $11.4 million and were measured using Level 2 inputs. The transfer to Level 1 from Level 2 was primarily the result of increased trading volume of the securities at and around September 30, 2012, compared to December 31, 2011.

At September 30, 2012, securities with a total fair value of $5.0 million were measured using Level 2 inputs in comparison to December 31, 2011, at which time the securities had a fair value of $5.0 million and were measured using Level 1 inputs. The transfer to Level 2 from Level 1 was primarily the result of decreased trading volume of the securities at and around September 30, 2012, compared to December 31, 2011.

At September 30, 2012, convertible subordinated notes with a total fair value of $206.4 million were measured using Level 1 inputs in comparison to December 31, 2011, at which time the securities had a fair value of $189.6 million and were measured using Level 2 inputs. The transfer to Level 1 from Level 2 was primarily the result of increased trading volume of the convertible subordinated notes at and around September 30, 2012, compared to December 31, 2011.

6. Long-Term Debt

Long-term debt outstanding is summarized as follows:

(in thousands)	September 30, 2012	December 31, 2011
Convertible subordinated notes	$172,500	$172,500

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

The notes are convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share. Holders of the notes will be able to require the Company to repurchase some or all of their notes upon the occurrence of a fundamental change (as defined in the indenture establishing the terms of the rates) at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. The Company could not redeem the notes prior to January 15, 2012. On or after January 15, 2012 and prior to the maturity date, the Company, upon notice of redemption, may redeem for cash all or part of the notes if the last reported sale price of its common stock has been greater than or equal to 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which it provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest up to but excluding the redemption date. As of September 30, 2012, the Company had not provided notice of redemption or redeemed any of the notes.

Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized on a straight-line basis over the life of the notes. Unamortized debt issuance costs totaled $1.9 million as of September 30, 2012. Amortization expense was $0.2 million for both the three months ended September 30, 2012 and 2011 and $0.6 million for both the nine months ended September 30, 2012 and 2011.

7. Commitments and Contingencies

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2012.

Purchase Obligation

The Company entered into a series of purchase agreements for VIBATIV® active pharmaceutical ingredient and other raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which inventory remains subject to release. As of September 30, 2012 the Company had purchased $4.3 million of active pharmaceutical ingredient and other raw materials pursuant to these purchase agreements.

8. Stock-Based Compensation and Stockholders’ Equity (Net Capital Deficiency)

Equity Incentive Plans

In May 2012, the Company adopted the 2012 Equity Incentive Plan (2012 Plan). The number of shares of the Company’s common stock available for issuance under the 2012 Plan is equal to 6,500,000 shares plus up to 12,667,411 additional shares that may be added to the 2012 Plan in connection with the forfeiture, repurchase, cash settlement or termination of awards outstanding under the 2004 Equity Incentive Plan (2004 Plan), the 2008 New Employee Equity Incentive Plan, the 1997 Stock Plan and the Long-Term Stock Option Plan (collectively, the “Prior Plans”) as of December 31, 2011. While a maximum of 12,667,411 shares could be added to the 2012 Plan from the Prior Plans, since this assumes that all the awards outstanding on December 31, 2011 will be forfeited, repurchased, cash settled or terminated, the actual number to be added to the 2012 Plan share reserve may be less. Upon adoption of the 2012 Plan, the Company reserved 6,500,000 shares of common stock for issuance under the 2012 Plan. The 2012 Plan reserve was also reduced by the number of stock awards granted under the 2004 Plan on or after January 1, 2012. No additional awards have been or will be made after May 15, 2012 under the 2004 Plan. Stock options and SARS will reduce the 2012 Plan reserve by one share for every share granted, and stock awards other than options and SARs granted will reduce the 2012 Plan share reserve by 1.45 shares for every share granted. The 2012 Plan share reserve was also reduced by the number of stock awards granted under the 2004 Plan on or after January 1, 2012, using the same ratios described. As of September 30, 2012, total shares remaining available for issuance under the 2012 Plan were approximately 5,044,905.

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

Employee Stock Purchase Plan

As of September 30, 2012, a total of 2,025,000 shares of common stock were approved and authorized for issuance under the ESPP. As of September 30, 2012, total shares remaining available for issuance under the ESPP were 476,977.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Research and development	$3,259	$3,510	$10,329	$10,021
General and administrative	2,571	3,380	7,715	8,685
Total stock-based compensation expense	$5,830	$6,890	$18,044	$18,706

As of September 30, 2012, unrecognized compensation expense, net of expected forfeitures, was as follows: $6.5 million related to unvested stock options; $16.9 million related to unvested RSUs; and $25.6 million related to unvested RSAs (excludes performance-contingent RSAs).

Compensation Awards

The Company granted the following compensation awards:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of Compensation Awards Granted	Weighted- Average Exercise Price/Fair Value	Number of Compensation Awards Granted	Weighted- Average Exercise Price/Fair Value
2004 and 2012 Plans
Stock options	269,000	$21.83	582,250	$22.06
RSUs time-based	528,381	18.45	465,000	25.03
RSAs time-based	402,500	18.11	1,168,000	24.59
RSAs performance-contingent(1)	44,500	18.11	1,315,000	24.26

(1)          In 2011, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,290,000 performance-contingent RSAs to senior management. These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011-2016 and continued employment, both of which must be satisfied in order for the RSAs to vest. Expense associated with these RSAs would be recognized, if at all, during these years depending on the probability of meeting the performance conditions. The maximum potential expense associated with the RSAs could be up to approximately $31.9 million (allocated as $6.3 million for research and development expense and $25.6 million for general and administrative expense) if all of the performance conditions are achieved on time. As of September 30, 2012, the Company had determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. As the RSAs are dependent upon the achievement of certain performance conditions, the expense associated with the RSAs may vary significantly from period to period.

In February 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of 44,500 performance-contingent RSAs to senior management. These grants are subject to forfeiture unless one of three possible performance goals is achieved by December 31, 2013. As of September 30, 2012, the Company had determined that the achievement of one of three possible performance conditions was probable and, as a result, compensation expense of $0.3 million was recognized in the third quarter of 2012, and the remaining unrecognized expense will be recognized over the remaining vesting period.

Valuation Assumptions

The range of weighted-average assumptions used to estimate the fair value of stock options granted was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee stock options
Risk-free interest rate	0.83%-0.86%	1.20%-2.17%	0.74%-1.17%	1.20%-2.57%
Expected term (in years)	6	6	5-6	5-6
Volatility	57%	53%	55%-60%	49%-55%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$14.31	$9.74	$11.41	$11.15

Stockholders’ Equity

During the nine months ended September 30, 2012, approximately 882,666 options were exercised at a weighted-average exercise price of $8.28 per share, for total cash proceeds of approximately $7.3 million.

9. Income Taxes

The Company did not record a provision for income taxes for the nine months ended September 30, 2012, because it is expected to generate a taxable net operating loss for the fiscal year ending December 31, 2012. In addition, the deferred tax assets continue to be treated as having no current value and remain subject to a full valuation allowance.

10. Subsequent Events

Collaboration Arrangements

Alfa Wassermann

On October 1, 2012, the Company entered into a development and commercialization agreement with Alfa Wassermann S.p.A. for velusetrag (or TD-5108), the Company’s investigational 5-HT4 agonist in development for gastrointestinal motility disorders. Under the agreement, the companies will collaborate in the execution of a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis. Alfa Wassermann has an exclusive option to develop and commercialize velusetrag in the European Union, Russia, China, Mexico and certain other countries, while the Company retains full rights to velusetrag in the US, Canada, Japan and certain other countries. The Company is entitled to funding for the Phase 2 program and, if the option is exercised, a $10.0 million option fee, potential future development, regulatory and sales payments totaling up to $53.5 million, and royalties on net sales by Alfa Wassermann ranging from the low teens to 20%.

Merck

On October 15, 2012, the Company signed a collaboration agreement with Merck, known as MSD outside the United States and Canada, to discover, develop and commercialize novel small molecule therapeutics directed towards a target being investigated for the treatment of hypertension and heart failure. In exchange for granting Merck a worldwide, exclusive license to the Company’s therapeutic candidates, the Company will receive a $5.0 million upfront payment, funding for research, and be eligible for potential future payments totaling up to $148.0 million for the first indication and royalties on worldwide annual net sales of any products derived from the collaboration. The Company will be responsible for discovery and Merck will be responsible for and fund all development and commercialization activities. The initial research term is twelve months, with optional extensions by mutual agreement, and Merck can terminate the agreement at any time.

R-Pharm CJSC

On October 19, 2012, the Company entered into two separate development and commercialization agreements with R-Pharm CJSC. The first was for TD-1792, the Company’s investigational glycopeptide-cephalosporin heterodimer antibiotic for the treatment of resistant Gram-positive infections, and the second was for telavancin. In both of the agreements, the Company granted R-Pharm exclusive development and commercialization rights in Russia, Ukraine, other member countries of the Commonwealth of Independent States, and Georgia. The Company is eligible to receive up to $2.0 million in near-term licensing fees, and potential future development payments of $4.0 million and sales payments of $6.0 million. The Company is entitled to receive a 15% royalty on net sales of TD-1792 and a 25% royalty on net sales of telavancin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “designed,” “estimates,” “expects,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could materially differ from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed below in “Risk Factors” in Item 1A of Part II and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

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

In the third quarter of 2012, our net loss was $34.7 million, an increase of 13% from $30.6 million in the third quarter of 2011. In the first nine months of 2012, our net income was $12.8 million, a change of $91.1 million from a net loss of $78.3 million in the first nine months of 2011. Net income in the nine months ended September 30, 2012 reflects the recognition of deferred revenue of $125.7 million from our global collaboration arrangement with Astellas Pharma Inc. (Astellas) for the development and commercialization of VIBATIV®. This recognition resulted from Astellas’ January 6, 2012 termination of our agreement with them. In the third quarter of 2012, our research and development expenses were $27.0 million, a decrease of 3% from $27.8 million in the third quarter of 2011. In the first nine months of 2012, our research and development expenses were $89.8 million, an increase of 26% from $71.1 million in the first nine months of 2011. Cash, cash equivalents, short-term investments, and long-term marketable securities totaled $362.4 million at September 30, 2012, an increase of $121.5 million from December 31, 2011. The increase was primarily due to net proceeds of $223.0 million received from our private placements of common stock to an affiliate of GSK and $7.3 million received from exercises of employee stock options, partially offset by cash used in operations of $103.3 million.

Programs

Respiratory Programs with GSK

Fluticasone Furoate/Vilanterol (FF/VI)

FF/VI is an investigational once-daily inhaled corticosteroid (ICS)/long-acting beta2 agonist (LABA) combination treatment, comprising fluticasone furoate and vilanterol, for the maintenance treatment of patients with chronic obstructive pulmonary disease (COPD) and patients with asthma. FF/VI is administered by a new dry powder inhaler called Ellipta™. Relvar™ (FF/VI for the European Union (EU) and Japan), Breo™ (FF/VI for the US), and Ellipta™ (for the EU, US and Japan) are proposed brand names and use of these brand names has not yet been approved by any regulatory authority.

In September 2012, GSK and Theravance announced that that the New Drug Application (NDA) for FF/VI for patients with COPD was accepted by the U.S. Food and Drug Administration (FDA) indicating that the application is sufficiently complete to permit a substantive review. The Prescription Drug User Fee Act goal date was confirmed as May 12, 2013. GSK and Theravance also reported that the Marketing Authorization Application for FF/VI for COPD and asthma was validated by the European Medicines Agency (EMA). In addition, GSK also submitted a Japanese New Drug Application for FF/VI for patients with COPD and asthma on September 25, 2012.

Umeclidinium Bromide/Vilanterol (UMEC/VI)

UMEC/VI is a once-daily investigational medicine, combining a long-acting muscarinic antagonist (LAMA) umeclidinium bromide (UMEC), and a LABA, VI, for the maintenance treatment of patients with COPD. UMEC/VI is administered by the Ellipta™ dry powder inhaler.

In August 2012, GSK and Theravance announced the completion of the Phase 3 program involving approximately 6,000 patients with COPD. The pivotal program for UMEC/VI includes two 24-week efficacy studies that compared the combination UMEC/VI, its components and placebo, two 24-week active comparator studies that compared the combination with tiotropium, a widely prescribed maintenance bronchodilator for COPD, and a 52-week safety study. Two non-pivotal 12-week crossover exercise studies will also be included in the registrational package. These studies support GSK’s plans to commence global regulatory submissions for UMEC/VI from the end of 2012.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

GSK961081 (‘081) is an investigational, single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activities. The results from the Phase 2b study and a number of non-clinical studies will inform the selection of the most appropriate dose and dosing interval for ‘081 and progression to Phase 3.

Central Nervous System (CNS)/Pain Program

Oral Peripheral Mu Opioid Receptor Antagonist — TD-1211

TD-1211 is an investigational once-daily, orally administered, peripherally selective, multivalent inhibitor of the mu opioid receptor designed with a goal of alleviating gastrointestinal side effects of opioid therapy without affecting analgesia. In July 2012, Theravance announced positive topline results from the Phase 2b Study 0084, the key study in the Phase 2b program evaluating TD-1211 as potential treatment for chronic, non-cancer pain patients with opioid-induced constipation. The Phase 2b program consists of three studies (0074, 0076 and 0084) designed to evaluate doses and dosing regimens for Phase 3. The results support progression into Phase 3 development.

Monoamine Reuptake Inhibitor — TD-9855

TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor for the treatment of central nervous system conditions such as Attention-Deficit/Hyperactivity Disorder (ADHD) and chronic pain. TD-9855 is being evaluated in an ongoing Phase 2 safety and efficacy study in adults with ADHD. In addition, Theravance plans to initiate a Phase 2 study with TD-9855 in patients with fibromyalgia in the next few months.

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

In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the “Additional MABAs”). GSK’s development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to ‘081, the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized only as a combination product, such as a MABA/ICS, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, we could earn total milestone payments of up to $125.0 million for a single-agent medicine and of up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total milestone payments of up to $129.0 million.

In connection with the expansion of the MABA program, GSK relinquished its option right on our MonoAmine Reuptake Inhibitor (MARIN) program and Angiotensin Receptor-NEP Inhibitor (ARNI) program. GSK has no further option rights on any of our research or development programs under the strategic alliance.

Purchases of Common Stock under our Governance Agreement and Common Stock Purchase Agreements with GSK

On May 16, 2012, we issued and Glaxo Group Limited, an affiliate of GSK, purchased 10,000,000 shares of our common stock at a price of $21.2887 per share, for a total investment of $212,887,000.

In addition, in 2012, Glaxo Group Limited, pursuant to its periodic “top-up” rights under our governance agreement with GSK dated June 4, 2004, as amended, purchased shares of our common stock as follows:

	Common Stock Shares Purchased	Aggregate Amounts (in millions)
Purchase dates
February 14, 2012	88,468	$1.6
August 3, 2012	316,334	$8.9

GSK Upfront License Fees, Milestone Payments and Revenue

Revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
GSK Collaborations
LABA collaboration	$0.9	$1.3	$2.7	$3.8
Strategic alliance agreement	—	0.5	—	1.9
Strategic alliance—MABA program license	0.5	0.6	1.6	1.6
Total revenue	$1.4	$2.4	$4.3	$7.3

Astellas

License, Development and Commercialization Agreement with Astellas

In November 2005, we entered into a global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. On January 6, 2012, Astellas exercised its right to terminate this agreement. The rights previously granted to Astellas ceased upon termination of the agreement and Astellas stopped all promotional sales efforts. Pursuant to the terms of the agreement, Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®. In March 2012, we entered into a series of purchase agreements with Astellas for the purchase of VIBATIV® active pharmaceutical ingredient and other raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which inventory remains subject to release. As of September 30, 2012, we had purchased $4.3 million of active pharmaceutical ingredient and other raw materials pursuant to these purchase agreements.

In addition, beginning July 1, 2012, we are responsible to fund governmental rebate and governmental chargeback claims for Astellas-labeled product sales. As a result of the termination of the VIBATIV® collaboration agreement, we recorded a liability of $150,000. At September 30, 2012, $130,000 is reflected in deferred revenue, non-current and $20,000 is reflected in accounts payable.

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

Net revenue recognized under this collaboration agreement was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Recognition of deferred revenue	$—	$—	$125.8	$—
Amortization of deferred revenue	—	3.2	—	9.7
Royalties from net sales of VIBATIV®	—	0.8	—	2.1
Proceeds from VIBATIV® delivered to Astellas	—	—	—	1.2
Cost of VIBATIV® delivered to Astellas	—	—	—	(1.2)
Astellas-labeled product sales allowance	—	—	(0.1)	—
Total net revenue	$—	$4.0	$125.7	$11.8

VIBATIV®

VIBATIV® (telavancin) is a bactericidal, once-daily injectable antibiotic developed by us for the treatment of Gram-positive infections. The FDA has approved VIBATIV® for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria including both methicillin-resistant (MRSA) and methicillin-susceptible strains of Staphylococcus aureus in adult patients. VIBATIV® is also approved in Canada for the treatment of cSSSI in adult patients. In September 2011, the

European Commission granted marketing authorization for VIBATIV® for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. However, in May 2012, the European Commission suspended this marketing authorization because the single-source drug product supplier did not meet the Good Manufacturing Practice (GMP) requirements for the manufacture of VIBATIV®. In September 2012, we received notice that the FDA’s Anti-Infective Drugs Advisory Committee (AIDAC) plans to discuss the NDA for VIBATIV® for nosocomial pneumonia (NP) at a meeting on November 29, 2012.

We are evaluating global commercialization alternatives for VIBATIV® either with partners or alone.

Due to manufacturing issues at the single-source supplier of VIBATIV® drug product, VIBATIV® is currently subject to critical product shortages and regional supply outages in the U.S. In May 2012, we entered into a Technology Transfer and Supply Agreement with Hospira Worldwide, Inc. (Hospira) and technology transfer activities are in process. We must obtain regulatory approval for VIBATIV® drug product that will be manufactured at Hospira’s facility before any such product may be sold, and this regulatory approval process could extend through mid-2013.

Critical Accounting Policies and the Use of Estimates

As of the date of the filing of this quarterly report, we believe there have been no material changes or additions to our critical accounting policies and estimates during the nine months ended September 30, 2012 compared to those discussed in our 2011 Annual Report on Form 10-K filed on February 27, 2012, except as follows:

Inventories are stated at the lower of cost or market value. Cost is determined using an average cost basis. Inventories include VIBATIV® active pharmaceutical ingredient and other raw materials of $4.3 million and work-in-process of $0.8 million at September 30, 2012. VIBATIV® is a U.S. Food and Drug Administration (FDA) approved drug. If information becomes available that suggests the inventories may not be realizable, we may be required to expense a portion or all of the capitalized inventory costs.

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2012	2011	$	%	2012	2011	$	%
Revenue	$1.4	$6.4	$(5.0)	(78)%	$130.0	$19.2	$110.8	577%

We recognized revenue from the amortization of upfront license fees and milestone payments related to our GSK LABA collaboration and strategic alliance agreements and, during the nine month period ended September 30, 2012, from our Astellas telavancin collaboration, which was terminated on January 6, 2012. In addition, we recognized revenue related to our Astellas telavancin collaboration from royalties from net sales of VIBATIV® and from the impact of VIBATIV® inventory transfers or dispositions.

Revenue decreased 78% to $1.4 million in the third quarter of 2012 from the comparable period in 2011. Revenue increased 577% to $130.0 million in the first nine months of 2012 from the comparable period in 2011. The decrease in the three months ended September 30, 2012 and the increase in the first nine months of 2012 reflects the accelerated recognition of deferred revenue of $125.7 million from our global collaboration arrangement with Astellas for the development and commercialization of VIBATIV® in the first quarter of 2012. This accelerated recognition was the result of the termination of the Astellas agreement on January 6, 2012.

Upfront license fees and milestone payments received from GSK under the LABA collaboration and strategic alliance agreements and from Astellas under the telavancin collaboration were as follows:

	Through September 30, 2012
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

Research & Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2012	2011	$	%	2012	2011	$	%
Employee-related	$9.0	$8.7	$0.3	3%	$28.7	$25.5	$3.2	13%
External-related	8.8	9.5	(0.7)	(7)%	32.9	17.9	15.0	84%
Stock-based compensation	3.3	3.5	(0.2)	(6)%	10.3	10.0	0.3	3%
Facilities, depreciation and other allocated	5.9	6.1	(0.2)	(3)%	17.9	17.7	0.2	1%
Total expenses	$27.0	$27.8	$(0.8)	(3)%	$89.8	$71.1	$18.7	26%

R&D expenses decreased 3% to $27.0 million in the third quarter of 2012 from the comparable period in 2011. This decrease was primarily due to lower external expenses resulting from the completion of Phase 2 clinical activities related to TD-1211; partially offset by higher external expenses related to MARIN Phase 2 studies and preparation for the FDA advisory committee meeting concerning the VIBATIV® NDA for nosocomial pneumonia scheduled for November 2012. R&D expenses increased 26% to $89.8 million in the first nine months of 2012 from the comparable period in 2011. This increase was primarily due to Phase 2 clinical costs related to our program for opioid-induced constipation with TD-1211, costs associated with our preclinical and late-stage discovery programs and higher employee-related expenses.

We anticipate R&D expenses for 2012 to increase relative to 2011. R&D expenses in 2012 will be driven largely by higher employee-related expenses, costs associated with our continued development efforts in our program for opioid-induced constipation with TD-1211, our MARIN program with TD-9855, and costs associated with our earlier stage clinical programs, preclinical studies and late-stage discovery programs. We have not provided program costs in detail because we do not track, and have not tracked, all of the individual components (specifically the internal cost components) of our research and development expenses on a program basis. We do not have the systems and processes in place to accurately capture these costs on a program basis.

General and administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2012	2011	$	%	2012	2011	$	%
General and administrative expense	$7.8	$7.8	$—	—%	$23.2	$22.2	1.0	5%

G&A expenses remained flat in the third quarter of 2012 from the comparable period in 2011. G&A expenses increased 5% to $23.2 million in the first nine months of 2012 from the comparable period in 2011. This increase was primarily due to an increase in external legal fees and professional services costs in connection with the evaluation of global commercialization alternatives related to VIBATIV® and other strategic initiatives and higher employee-related expenses, partially offset by decreases in stock-based compensation expense and facilities-related costs. Stock-based compensation expense was $2.6 million in the third quarter of 2012, compared to $3.4 million in the same period of 2011 and $7.7 million in the nine months ended September 30, 2012, compared to $8.7 million in the same period of 2011.

We anticipate G&A expenses for 2012 to increase slightly relative to 2011, primarily due to the transfer of certain ongoing VIBATIV® related activities following the termination by Astellas of the collaboration agreement in January 2012.

Interest income

Interest income, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2012	2011	$	%	2012	2011	$	%
Interest income	$0.2	$0.1	$0.1	100%	$0.3	$0.3	$—	—%

Interest income remained relatively flat in the third quarter and first nine months of 2012 from the comparable periods in 2011.

Interest expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2012	2011	$	%	2012	2011	$	%
Interest expense	$1.5	$1.5	$—	—%	$4.5	$4.5	$—	—%

Interest expense is primarily comprised of interest expense and amortization of debt issuance costs from our convertible subordinated notes issued in January 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaboration arrangements. As of September 30, 2012, we had $362.4 million in cash, cash equivalents and marketable securities, excluding $0.8 million in restricted cash that was pledged as collateral for certain of our leases. On May 16, 2012, we issued and Glaxo Group Limited, an affiliate of GSK, purchased 10,000,000 shares of our common stock at a price of $21.2887 per share, for net proceeds of $212.5 million.

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

On January 6, 2012, Astellas exercised its right to terminate our collaboration agreement for VIBATIV®. In March 2012, we entered into a series of purchase agreements for VIBATIV® active pharmaceutical ingredient and other raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which inventory remains subject to release. As of September 30, 2012, we had purchased $4.3 million of active pharmaceutical ingredient and other raw materials.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine Months Ended September 30,
(in millions)	2012	2011
Net cash used in operating activities	$(103.3)	$(63.0)
Net cash used in investing activities	$(58.4)	$(60.4)
Net cash provided by financing activities	$229.2	$22.8

Cash used in operations increased $40.3 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to higher uses of cash for operating liabilities resulting from an increase in R&D activity and purchase of inventory.

Cash used in investing activities remained relatively the same for the nine months ended September 30, 2012, compared to the same period in 2011.

Cash provided by financing activities increased $206.4 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to $212.5 million, net of issuance costs, received from the sale of our common stock to an affiliate of GSK.

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

Contractual Obligations and Commercial Commitments

During the first nine months of 2012, there have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except that we entered into a series of purchase agreements with Astellas for the purchase of VIBATIV® active pharmaceutical ingredient and other raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which inventory remains subject to release. As of September 30, 2012, we had purchased $4.3 million of active pharmaceutical ingredient and other raw materials pursuant to these purchase agreements.

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of September 30, 2012.

Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products containing the LABA VI are launched in multiple regions of the world. These potential milestone payments could be payable to GSK within the next two years. We have not recognized any liabilities relating to this agreement as of September 30, 2012.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the first nine months of 2012, there have been no significant changes in our market risk or how our market risk is managed, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of September 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

During the first quarter of 2012, we announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma. In July 2012, GSK submitted regulatory applications for FF/VI (proposed brand name Relvar™) in Europe for both COPD and asthma, and for FF/VI (proposed brand name Breo™) in the U.S. for COPD and both submissions have been accepted for review. In September 2012, GSK announced that it was commencing an additional Phase 3 study to complete the U.S. asthma filing package. The Phase 3b program for FF/VI in COPD commenced in February 2011. Any adverse developments or results or perceived adverse developments or results with respect to the FF/VI regulatory submissions, the asthma Phase 3 study or the Phase 3b program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  not every study in the Phase 3 programs for FF/VI achieved its primary endpoint, and the FDA and/or other regulatory authorities may determine that additional clinical studies are required;

•                  inability to gain, or delay in gaining, regulatory approval for the new Ellipta™ delivery device used in these programs;

•                  safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs. For example, GSK is investigating reports of fatal pneumonia with FF/VI primarily at the highest dose, and the large Phase 3b program in COPD is ongoing;

•                  safety, efficacy or other concerns arising from clinical or non-clinical studies with umeclidinium bromide/vilanterol (UMEC/VI) having to do with the LABA VI, which is also a component of FF/VI;

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

If regulatory authorities determine that the Phase 3 program for UMEC/VI for the treatment of COPD does not demonstrate adequate safety and efficacy, continued development of UMEC/VI will be significantly delayed or terminated, our business will be harmed, and the price of our securities could fall.

The Phase 3 program for UMEC/VI with the combination of a LAMA umeclidinium bromide (UMEC), and a LABA, VI, for the treatment of COPD commenced in February 2011. In July 2012, GSK and we reported top-line results from four pivotal studies in this Phase 3 program and in August 2012, GSK and we announced the completion of this Phase 3 program and reported certain top-line data from the remaining studies in the registrational program. GSK plans to commence global regulatory submissions for UMEC/VI from the end of 2012. Any adverse developments or results or perceived adverse developments or results with respect to the UMEC/VI program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  the FDA and/or other regulatory authorities determining that additional clinical studies are required with respect to the Phase 3 program in COPD;

•                  inability to gain, or delay in gaining, regulatory approval for the new Ellipta™ delivery device used in the program;

•                  safety, efficacy or other concerns arising from clinical or non-clinical studies in this program;

•                  safety, efficacy or other concerns arising from clinical or non-clinical studies with FF/VI having to do with the LABA, VI, which is also a component of UMEC/VI;

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

The lead compound, GSK961081 (‘081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK has completed a Phase 2b study and a Phase 1 study in combination with fluticasone propionate (FP), an inhaled corticosteroid (ICS), and there are a number of Phase 3-enabling non-clinical studies. The results from the Phase 2b COPD study and a number of non-clinical studies will inform the most appropriate dose and dosing interval for ‘081 and progression to Phase 3. Any adverse developments or results or perceived adverse developments or results with respect to these studies will harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  the FDA and/or other regulatory authorities determining that any of these studies do not demonstrate adequate safety or efficacy, or that additional non-clinical or clinical studies are required with respect to the MABA program;

•                  inability to gain, or delay in gaining, regulatory approval for the delivery device used in the program;

•                  safety, efficacy or other concerns arising from clinical or non-clinical studies in this program; or

•                  any change in FDA policy or guidance regarding the use of MABAs to treat COPD.

If telavancin receives an unfavorable outcome at the FDA’s Anti-Infective Drugs Advisory Committee in November 2012 or if it is not approved for nosocomial pneumonia (NP) in the United States, the commercialization of VIBATIV® in the U.S. will continue to be adversely affected and the price of our securities could fall.

Our first New Drug Application (NDA), for VIBATIV® (telavancin) for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria in adult patients, was approved by the FDA in September 2009. In January 2009, we submitted a second telavancin NDA to the FDA for the NP indication based on data from our two Phase 3 studies referred to as the ATTAIN studies. These studies were conducted in accordance with the then current draft FDA guidelines and met their primary efficacy endpoint of clinical cure. During the fourth quarter of 2010 the FDA issued new draft guidance for antibacterial clinical trial design for the treatment of NP with a focus on mortality as the primary efficacy endpoint. In late 2010, we received a Complete Response Letter from the FDA indicating that the ATTAIN studies do not meet the new draft guidance and that additional clinical studies will be required for approval. We do not plan to conduct additional clinical studies for NP, but we do intend to continue to engage with the FDA concerning the NP NDA. In September 2012, we received notice that the FDA’s Anti-Infective Drugs Advisory Committee (“AIDAC”) plans to discuss the NP NDA for VIBATIV® at a meeting on November 29, 2012. Any adverse developments or perceived adverse developments with respect to our NP NDA or the AIDAC meeting could adversely affect the prospects of VIBATIV® and could cause the price of our securities to fall. Lack of FDA approval for use of telavancin to treat NP has adversely affected and may continue to adversely affect commercialization of this medicine in the United States.

Our collaboration agreement for VIBATIV® was terminated in early 2012, VIBATIV® was returned to us, and we have no experience selling or distributing products and no internal capability to do so.

Generally, our strategy is to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. With VIBATIV®, which was returned to us by Astellas in January 2012, and any of our product candidates that receive regulatory approval in the future and are not covered by our current agreements with GSK or another sales and distribution partner, we will need a partner in order to commercialize such products unless we establish an internal sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability. At present, we have no sales personnel and a limited number of marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

If we are not able to partner with a third party with marketing, sales and distribution capabilities and are not successful in recruiting sales and marketing personnel or in building an internal sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, we will have difficulty commercializing VIBATIV® and other product candidates, which would adversely affect our business and financial condition and which could cause the price of our securities to fall.

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

During the fourth quarter of 2011, the third party manufacturer of VIBATIV® drug product notified the FDA of an ongoing investigation related to its production equipment and processes. The notification included all products manufactured at the third party manufacturer’s facility which remain within expiry, including batches of manufactured but unreleased VIBATIV®. In November 2011, Astellas (our former VIBATIV® collaboration partner) voluntarily placed a hold on distribution of VIBATIV® to wholesalers, and cancelled pending orders for VIBATIV® with this manufacturer. VIBATIV® drug product previously manufactured by this manufacturer will not become available for sale in the U.S. unless and until the batches are released. Similarly, our purchase orders for this inventory cannot be fulfilled unless and until the batches are released. We cannot predict when or if the manufactured batches of VIBATIV® will be released. In addition, in August 2011 the third party manufacturer of VIBATIV® drug product announced its intention to transition out of the contract manufacturing services business over the next several years. Additional VIBATIV® drug product will need to be manufactured to meet longer-term U.S. demand as well as demand from the E.U. and Canada. In May 2012 the European Commission suspended marketing authorization for VIBATIV® because the single-source VIBATIV® drug product supplier did not meet the good manufacturing practice (GMP) requirements for the manufacture of VIBATIV®. No VIBATIV® drug product intended to meet E.U. specifications has as yet been manufactured.

If the VIBATIV® drug product manufactured by this third party manufacturer is not released in the near future, the commercialization of VIBATIV® in the U.S. will continue to be adversely affected, and if supplemental or alternative commercial manufacture of VIBATIV® drug product cannot be arranged on a timely basis, the commercial introduction of VIBATIV® in the E.U. and Canada will be further delayed. In each such case, our business will be harmed and the price of our securities could fall. In May 2012, we entered into a Technology Transfer and Supply Agreement with Hospira Worldwide, Inc. (Hospira) and technology transfer activities are in process. We must obtain regulatory approval for VIBATIV® drug product that will be manufactured at Hospira’s facility before any such product may be sold, and this regulatory approval process could extend through mid-2013.

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

Our manufacturing strategy presents the following additional risks:

•                  because of the complex nature of our compounds, our manufacturers may not be able to successfully manufacture our APIs and/or drug products in a cost effective and/or timely manner and changing manufacturers for our APIs or drug products could involve lengthy technology transfer, validation and regulatory qualification activities for the new manufacturer. For example, we are in the process of transitioning to a new drug product manufacturer for VIBATIV®, and delays in technology transfer, validation and regulatory qualification activities could be encountered;

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

Even if we receive regulatory approval for our product candidates, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. For example, VIBATIV®’s U.S. labeling contains a boxed warning regarding the risks of use of VIBATIV® during pregnancy. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. In addition, the VIBATIV® labeling that was approved for the E.U. in 2011 specifies that VIBATIV® should be used only in situations where it is known or suspected that other alternatives are not suitable. These restrictions could make it more difficult to market VIBATIV®. In May 2012 the European Commission suspended marketing authorization for VIBATIV® because the single-source VIBATIV® drug product supplier did not meet the GMP requirements for the manufacture of VIBATIV®. With VIBATIV® approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing.

In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers’ facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. For example, during the fourth quarter of 2011, the third party manufacturer of VIBATIV® drug product notified the FDA of an ongoing investigation related to its production equipment and processes. The notification included all products manufactured at the third party manufacturer’s facility which remain within expiry, including batches of manufactured but unreleased VIBATIV®. Astellas (our former VIBATIV® collaboration partner) subsequently placed a voluntary hold on distribution of VIBATIV® to wholesalers and cancelled pending orders for VIBATIV® with this manufacturer. With this supply interruption and the termination of our VIBATIV® collaboration agreement with Astellas, commercialization of VIBATIV® has essentially stopped, we have experienced a significant drop in the sales of the product and the reputation of VIBATIV® in the marketplace will likely suffer.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. Our first approved product, VIBATIV®, was launched by our former partner Astellas in the U.S. in November 2009, and to date we have received only modest revenues from VIBATIV® sales. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of September 30, 2012, we had an accumulated deficit of approximately $1.3 billion.

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

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans, milestone and royalty forecasts and spending assumptions, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans, milestone and royalty forecasts or spending assumptions change, we may seek additional funding sooner in the form of public or private equity offerings or debt financings. For example, if we chose to conduct Phase 3 studies with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation by ourselves or if we were to build the sales and marketing, distribution and compliance infrastructure to commercialize VIBATIV® without additional partners, our capital needs would increase substantially. In addition, we initiated a Phase 2 study with TD-9855 in the MARIN program in late 2011 and we are planning a second Phase 2 study with TD-9855. We also intend to invest in other assets in our pipeline, including programs in earlier-stage clinical development and late-stage discovery. Further, in connection with the January 2012 termination of our collaboration agreement with Astellas, we entered into purchase agreements for VIBATIV® active pharmaceutical ingredient and raw materials of up to $6.2 million and VIBATIV® finished goods inventory of up to $4.2 million, which is subject to release of the inventory by a third party manufacturer. As of September 30, 2012, we had purchased $4.3 million of active pharmaceutical ingredient and raw materials pursuant to these purchase agreements. In addition, under our LABA collaboration with GSK, in the event that a product containing vilanterol (VI), which is the LABA product candidate in FF/VI and UMEC/VI and which was discovered by GSK, is approved and launched in multiple regions of the world as both a single-agent and a combination product or two different combination products, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million and we will not be entitled to receive any further milestone payments from GSK. Future financing to meet our capital needs may not be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

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

•                  potential negative perceptions of physicians related to our inability to obtain FDA approval of our NP NDA, the product shortages and regional supply outages stemming from the manufacturing issues at the drug product supplier or the termination of our VIBATIV® collaboration agreement with Astellas in January 2012;

•                  potential negative perceptions of physicians related to the European Commission’s suspension of marketing authorization for VIBATIV® because the single-source VIBATIV® drug product supplier did not meet the GMP requirements for the manufacture of VIBATIV®;

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

We entered into our LABA collaboration agreement with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our VIBATIV® collaboration agreement with Astellas in November 2005. In October 2012, we entered into an exclusive development and commercialization agreement with Alfa Wassermann for TD-5108, our lead compound in the 5-HT4 program, covering the EU, Russia, China, Mexico and certain other countries, and we entered into a research collaboration and license agreement with Merck to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease on an exclusive, worldwide basis. In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of FF/VI, UMEC/VI and any product candidates in the MABA program. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and, if approved, commercialization. Astellas terminated the VIBATIV® agreement in January 2012. The Merck and Alfa Wassermann agreements provide us with research and development funding, respectively, for the programs under license, and if either partner decides not to progress the licensed program, we may not be able to develop or commercialize the program on our own.

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

We have active collaborations with GSK for FF/VI, UMEC/VI and the MABA program, with Alfa Wassermann for TD-5108, with Merck for novel small molecule therapeutics for the treatment of cardiovascular disease, and with R-Pharm CJSC for TD-1792, our investigational antibiotic, and telavancin. Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator or for territory that is not covered by the collaboration, and to commercialize these product candidates if approved by the necessary regulatory authorities. Each of TD-5108, our lead compound in the 5-HT4 program, TD-1792, our investigational antibiotic and TD-4208, our LAMA compound, has successfully completed a Phase 2 proof-of-concept study, and we recently reported positive results from a Phase 2b study with TD-1211, the lead compound in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. In addition, in connection with the expansion of the MABA program under the strategic alliance with GSK in October 2011, GSK relinquished its right to option our MARIN and ARNI programs. Also, we now have full rights to VIBATIV® as a result of the termination of our collaboration agreement with Astellas in January 2012. We currently intend to seek additional third parties with which to pursue collaboration arrangements for the development and commercialization of our development programs and for the future commercialization of VIBATIV®. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators, especially in the current uncertain economy, which is driving many biotechnology and biopharmaceutical companies to seek to sell or license their assets. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates which may cause our stock price to decline.

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

As of October 24, 2012, GSK beneficially owned approximately 26.7% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

If pursuant to the provision described above GSK’s ownership of us is greater than 50.1%, then on or after September 2, 2012, GSK is allowed to make an offer to our stockholders to acquire outstanding voting stock that would bring GSK’s percentage ownership of our voting stock to 100%, provided that;

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

As of October 24, 2012, GSK beneficially owned approximately 26.7% of our outstanding capital stock. GSK may vote at its sole discretion on any proposal to effect a change of control of us or for us to issue equity securities to one or more parties that would result in that party or parties beneficially owning more than 20% of our outstanding capital stock. Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us. For example, GSK may offer to acquire 100% of our outstanding stock from stockholders in certain circumstances, such as if we are faced with a hostile acquisition offer or if our board of directors acts in a manner to facilitate a change in control of us with a party other than GSK. As a result of GSK’s significant ownership and its rights under the governance agreement, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

GSK could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of our company.

Under our governance agreement with GSK, GSK could previously sell or transfer our common stock only pursuant to a public offering registered under the Securities Act or pursuant to Rule 144 of the Securities Act. Beginning in September 2012, GSK no longer has contractual restrictions on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our company to a third party.

Risks Related to Legal and Regulatory Uncertainty

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2012, we owned 315 issued United States patents and 983 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

•                  any adverse developments or results or perceived adverse developments or results with respect to the development of UMEC/VI with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for UMEC/VI, or any indication from clinical or non-clinical studies that UMEC/VI is not safe or efficacious;

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

•                  any further adverse developments or perceived adverse developments with respect to our telavancin NP NDA, which the FDA has determined cannot be approved without data from additional clinical studies, including, without limitation, any announcements made or comments emanating from the FDA’s Anti-Infective Drugs Advisory Committee meeting in November 2012;

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

•                  GSK’s decisions whether or not to purchase, on a quarterly basis, sufficient shares of our common stock to maintain its ownership percentage taking into account our preceding quarter’s option exercise and equity vesting activity;

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

•                  any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development or commercialization partners other than GSK, including, without limitation, disagreements that may arise between us and any of those partners;

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

•                  relative illiquidity in the public market for our common stock (our six largest stockholders other than GSK collectively owned approximately 44.5% of our outstanding capital stock as of October 24, 2012 based on our review of publicly available filings); and

•                  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of October 24, 2012, GSK beneficially owned approximately 26.7% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 5.5% of our outstanding capital stock. Based on our review of publicly available filings as of October 24, 2012, our six largest stockholders other than GSK collectively owned approximately 44.5% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2012, we completed the sale of 316,334 shares of our common stock to Glaxo Group Limited, an affiliate of GSK, at a price of $28.21 per share, resulting in aggregate gross proceeds of $8.9 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no underwriting discounts or commissions were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.2	Amended and Restated Rights Agreement between the registrant and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07

4.3	Indenture dated as of January 23, 2008 by and between the registrant and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08

4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)

4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101*

The following from the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

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

Theravance, Inc.
(Registrant)

October 31, 2012	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

October 31, 2012	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer