Form 10-Q
period 2013-06-30
THERAVANCE INC
filed 2013-08-01
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 0-30319

THERAVANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3265960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Gateway Boulevard
South San Francisco, CA 94080
(Address of Principal Executive Offices)

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

The number of shares of registrant’s common stock outstanding on July 24, 2013 was 107,238,079.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$199,243	$94,849
Short-term investments	243,768	153,640
Receivables from collaborative arrangements (including amounts from a related party of $337 at June 30, 2013 and $123 at December 31, 2012)	2,233	1,064
Notes receivable, current	140	100
Prepaid expenses and other current assets	3,609	3,966
Inventories	8,240	7,514
Total current assets	457,233	261,133

Marketable securities	90,314	95,194
Restricted cash	833	833
Property and equipment, net	8,952	9,154
Intangible asset	30,000	—
Other assets, non-current	7,372	2,268
Total assets	$594,704	$368,582

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,834	$5,377
Accrued personnel-related expenses	6,001	9,002
Accrued clinical and development expenses	9,222	6,550
Other accrued liabilities	4,703	2,072
Accrued interest on convertible subordinated notes	4,912	2,372
Deferred revenue, current	8,974	4,593
Total current liabilities	38,646	29,966
Convertible subordinated notes	459,960	172,500
Deferred rent	4,698	5,074
Deferred revenue, non-current	5,753	6,014
Commitments and contingencies (Notes 3, 8 and 10)
Stockholders’ equity:
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 100,766 at June 30, 2013 and 98,379 at December 31, 2012	1,008	984
Additional paid-in capital	1,492,945	1,488,447
Accumulated other comprehensive income (loss)	(15)	99
Accumulated deficit	(1,408,291)	(1,334,502)
Total stockholders’ equity	85,647	155,028
Total liabilities and stockholders’ equity	$594,704	$368,582

*                    Condensed consolidated balance sheet at December 31, 2012 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue from collaborative arrangements (including amounts from a related party: three months—2013-$1,322; 2012-$1,430; six months—2013-$2,644; 2012-$2,860)	$1,327	$1,430	$2,671	$128,529

Operating expenses:
Research and development	31,739	29,549	58,155	62,751
General and administrative	11,374	7,590	19,689	15,447
Total operating expenses	43,113	37,139	77,844	78,198

Income (loss) from operations	(41,786)	(35,709)	(75,173)	50,331

Other income (expense), net	8,192	—	6,770	—
Interest income	189	90	375	145
Interest expense	(3,024)	(1,501)	(5,761)	(3,002)
Net income (loss)	$(36,429)	$(37,120)	$(73,789)	$47,474

Net income (loss) per share:
Basic net income (loss) per share	$(0.37)	$(0.42)	$(0.76)	$0.55
Diluted net income (loss) per share	$(0.37)	$(0.42)	$(0.76)	$0.53

Shares used to compute basic earnings per share	97,603	89,169	96,964	86,379
Shares used to compute diluted earnings per share	97,603	89,169	96,964	95,044

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(36,429)	$(37,120)	$(73,789)	$47,474

Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	(107)	(100)	(114)	(125)
Comprehensive income (loss)	$(36,536)	$(37,220)	$(73,903)	$47,349

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(73,789)	$47,474
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,890	3,572
Stock-based compensation	13,257	12,214
Gain on marketable securities	(3)	(2)
Change in capped-call option valuation	1,422	—
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(1,169)	129
Prepaid expenses and other current assets	357	127
Inventories	(2,533)	(4,299)
Accounts payable	1,026	(81)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	2,941	(5,956)
Accrued interest on convertible subordinated notes	2,540	—
Deferred rent	(376)	(344)
Deferred revenue	4,120	(128,530)
Net cash used in operating activities	(48,317)	(75,696)

Cash flows from investing activities
Purchases of property and equipment	(1,431)	(1,762)
Purchases of available-for-sale securities	(211,797)	(185,456)
Maturities of available-for-sale securities	106,983	153,921
Sales of available-for-sale securities	17,600	8,520
Intangible asset	(30,000)	—
Release of restricted cash	—	60
Payments received on notes receivable	100	—
Net cash used in investing activities	(118,545)	(24,717)

Cash flows from financing activities
Payments on note payable and capital lease	—	(69)
Proceeds from issuances of common stock, net	26,433	216,800
Payment for capped calls	(36,800)	—
Proceeds from issuances of convertible subordinated notes, net	281,623	—
Net cash provided by financing activities	271,256	216,731

Net increase in cash and cash equivalents	104,394	116,318
Cash and cash equivalents at beginning of period	94,849	44,778
Cash and cash equivalents at end of period	$199,243	$161,096

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

Business Separation

In April 2013, Theravance announced that its Board of Directors approved plans to separate its businesses into two independent publicly traded companies. On August 1, 2013, the company to be spun-off, Theravance Biopharma, Inc., filed a preliminary Form 10 with the SEC. Theravance will focus on managing all development and commercial responsibilities under the LABA collaboration with Glaxo Group Limited and associated potential royalty revenue from RELVAR™ ELLIPTA™ or BREO™ ELLIPTA™, ANORO™ ELLIPTA™ and VI monotherapy, with the intention of providing a consistent return of capital to its stockholders. Theravance Biopharma, Inc. will be a biopharmaceutical company focused on discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need. The result will be two independent, publicly traded companies with different business models enabling investors to align their investment philosophies with the strategic opportunities and financial objectives of the two independent companies. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments resulting from the planned business separation.

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

Segment Reporting

The Company has determined that it operates in a single segment which is the discovery (research), development and commercialization of human therapeutics. Revenue has been generated primarily from the Company’s collaborative arrangements with GSK, located in the United Kingdom and Astellas Pharma Inc. (Astellas) (through January 6, 2012), located in Japan. All long-lived assets, which were comprised of property and equipment, are maintained in the United States.

Investments in Marketable Securities

The Company invests in short-term and long-term marketable securities, primarily corporate notes, government, government agency, and municipal bonds. The Company classifies its marketable securities as available-for-sale securities and reports them at fair value in cash equivalents, short-term investments or marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Inventories are stated at the lower of cost or market value. If information becomes available that suggests the inventories may not be realizable, the Company may be required to expense a portion or all of the previously capitalized inventories. Inventories are summarized as follows:

	June 30,	December 31,
(in thousands)	2013	2012
Raw materials	$3,531	$5,668
Work-in-process	4,709	1,846
Total inventory	$8,240	$7,514

Intangible Assets

The Company capitalizes fees paid to licensors related to agreements for approved products or commercialized products. The Company capitalizes these fees as finite-lived intangible assets and amortizes these intangible assets on a straight-line basis over their estimated useful lives. Consistent with the Company’s policy for classification of costs under the research and development collaborative arrangements, the amortization of these intangible assets will be recognized as a reduction of royalty revenue. The Company reviews its intangible assets for impairment on an annual basis or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of finite intangible assets is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. The Company derives the required cash flow estimates from near-term forecasted sales and long-term projected sales in the corresponding market.

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

Other income (expense), net

In May 2013, the Company and Elan Corporation, plc (Elan) entered into a royalty participation agreement. The closing of the transaction was subject to closing conditions, including the approval of the transaction by Elan’s shareholders.  Elan’s shareholders did not approve the transaction at an Extraordinary General Meeting. Subsequently, the Company terminated the agreement and as a result, Elan paid the Company a $10.0 million termination fee in June 2013, which is reflected in other income. Non-operating expense is comprised of third party expenses related to the aforementioned royalty participation agreement and the change in the estimated fair value of the capped call instruments related to the Company’s convertible subordinated notes issued in January 2013, which is reflected in other expense.

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share for each period presented was computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture.

For the three and six months ended June 30, 2013, and the three months ended June 30, 2012, diluted net loss per share was identical to basic net loss per share since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

For the six months ended June 30, 2012, diluted net income per share was computed by dividing net income plus interest on dilutive convertible subordinated notes by the weighted-average number of shares of common stock outstanding during the period, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for dilutive convertible notes (see Note 7) and other dilutive securities.

Dilutive potential common shares were calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible notes, net income is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add back the number of shares that would be issued if the convertible notes were settled in shares.

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

The computations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2013	2012	2013	2012
Numerator:
Net income (loss) — basic	$(36,429)	$(37,120)	$(73,789)	$47,474
Add: interest and issuance costs related to convertible notes	—	—	—	3,002
Net income (loss) — diluted	(36,429)	(37,120)	(73,789)	50,476

Denominator:
Weighted-average common shares outstanding	100,316	91,809	99,677	89,019
Less: unvested RSAs	(2,713)	(2,640)	(2,713)	(2,640)
Weighted-average common shares outstanding — basic	97,603	89,169	96,964	86,379
Dilutive effect of equity incentive plans and ESPP	—	—	—	1,997
Dilutive effect of convertible subordinated notes	—	—	—	6,668
Weighted-average common shares outstanding and dilutive potential common shares - diluted	97,603	89,169	96,964	95,044

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Shares issuable under equity incentive plans and ESPP	3,848	6,348	4,519	3,801
Shares issuable upon the conversion of convertible subordinated notes	17,015	6,668	15,643	—
Total anti-dilutive securities	20,863	13,016	20,162	3,801

3. COLLABORATIVE ARRANGEMENTS

The Company has recognized revenue from its collaborative arrangements as follows:

	Three months Ended June 30,		Six months Ended June 30,
(in thousands)	2013	2012	2013	2012
Collaborative arrangements
GSK Collaborative arrangement	$1,322	$1,430	$2,644	$2,860
Astellas Collaborative arrangement	—	—	—	125,669
Other Collaborative arrangements	5	—	27	—
Total Revenue	$1,327	$1,430	$2,671	$128,529

GSK

LABA collaboration

In November 2002, the Company entered into its long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration is developing two combination products: (1) RELVAR™ ELLIPTA™ or BREO™ ELLIPTA™ (FF/VI), an investigational once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO™ ELLIPTA™ (UMEC/VI), a once-daily investigational medicine combining a long-acting muscarinic antagonist (LAMA), umeclidinium bromide (UMEC), with a LABA, VI. For the treatment of asthma, the collaboration is developing FF/VI.

In the event that a product containing VI is successfully developed and commercialized, the Company will be obligated to make milestone payments to GSK which could total as much as $190.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential milestone payments, the Company estimates up to $110.0 million could become payable during the remainder of 2013 and all the milestone payments could be payable by the end of 2014. On May 10, 2013 the U.S. Food and Drug Administration (FDA) approved BREO™ ELLIPTA™ as an inhaled long-term, once-daily maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema. It is also indicated to reduce exacerbations of COPD in patients with a history of exacerbations. As a result of this approval the Company paid GSK a $30.0 million registrational milestone fee in the second quarter of 2013. These milestone payments to GSK will be capitalized as finite-lived intangible assets and amortized over their estimated useful life.

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

In 2005, GSK licensed the Company’s bifunctional muscarinic antagonist-beta2 agonist (MABA) program for the treatment of COPD, and in October 2011, the Company and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the “Additional MABAs”). GSK’s development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to GSK961081 (‘081), the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to the Company, at which point the Company may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and the Company have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, the Company is entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized only as a combination product, such as ‘081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, the Company is entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS combination, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, the Company could earn total contingent payments of up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, the Company could earn total contingent payments of up to $129.0 million.

Purchase of Common Stock under the Company’s Governance Agreement and Common Stock Purchase Agreement with GSK

During the first six months of 2013, the Company issued and Glaxo Group Limited, an affiliate of GSK, purchased 310,090 shares of the Company’s common stock, for an aggregate purchase price of approximately $9.3 million pursuant to its periodic “top-up” rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended.

GSK Contingent Payments and Revenue

The potential future contingent payments receivable related to the MABA program of $363.0 million are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program.

Revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
LABA collaboration	$907	$907	$1,814	$1,814
Strategic alliance—MABA program license	415	523	830	1,046
Total revenue	$1,322	$1,430	$2,644	$2,860

Under the GSK collaborative arrangements, the Company is reimbursed for R&D expenses. These reimbursements have been reflected as a reduction of R&D expense. Reduction of R&D expense was $165,000 for the three months and $337,000 for the six months ended June 30, 2013. Reduction of R&D expense was $31,000 for the three months and $77,000 for the six months ended June 30, 2012.

Merck

Research Collaboration and License Agreement

In October 2012, the Company entered into a research collaboration and license agreement (the “Research Collaboration and License Agreement”) with Merck, known as MSD outside the United States and Canada, to discover, develop and commercialize novel small molecule therapeutics directed towards a target being investigated for the treatment of hypertension and heart failure. Under the agreement, the Company granted Merck a worldwide, exclusive license to the Company’s therapeutic candidates. The Company received a $5.0 million upfront payment in November 2012. Also, the Company will receive funding for research and be eligible for potential future contingent payments totaling up to $148.0 million for the first indication and royalties on worldwide annual net sales of any products derived from the collaboration. The initial research term is twelve months, with optional extensions by mutual agreement, and Merck can terminate the agreement at any time.

Under the Research Collaboration and License Agreement, the significant deliverables were determined to be the license, committee participation and research services. The Company determined that the license represents a separate unit of accounting as the license, which includes rights to the Company’s underlying technologies for its therapeutic candidates, has standalone value because the rights conveyed permit Merck to perform all efforts necessary to use the Company’s technologies to bring a therapeutic candidate through development and, upon regulatory approval, commercialization. The Company based the best estimate of selling price based on potential future cash flows under the arrangement over the estimated development period. The Company determined that the committee participation represents a separate unit of accounting as Merck could negotiate for and/or acquire these services from other third parties and based the best estimate of selling price on the nature and timing of the services to be performed. The Company determined that the research services represent a separate unit of accounting and based the best estimate of selling price on the nature and timing of the services to be performed.

The $5.0 million upfront payment received in November 2012 was allocated to the three units of accounting based on the relative selling price method as follows: $4.4 million to the license, $0.4 million to the research services and $0.2 million to the committee participation. The Company recognized revenue of $4.4 million from the license in 2012 as the technical transfer activities were complete and the associated unit of accounting was deemed delivered. The amount of the upfront payment allocated to the committee participation was deferred and is being recognized as revenue over the estimated performance period. The amount of the upfront payment allocated to the research services was deferred and is being recognized as a reduction of research and development expense as the underlying services are performed, as the nature of the research services is more appropriately characterized as research and development expense, consistent with the research reimbursements being received.

Revenue recognized from Merck under the collaboration agreement was $5,000 for the three months and $10,000 for the six months ended June 30, 2013. Amounts reflected as a reduction of research and development expense were $1.8 million for the three months and $3.3 million for the six months ended June 30, 2013.

Clinigen Group

Commercialization Agreement

In March 2013, the Company entered into a commercialization agreement (the “Clinigen Commercialization Agreement”) with Clinigen Group plc (Clinigen) to commercialize VIBATIV® for the treatment of hospital acquired nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by methicillin resistant Staphylococcus aureus (MRSA) when other alternatives are not suitable. Under the agreement, the Company granted Clinigen exclusive commercialization rights in the European Union and certain other European countries (including Switzerland and Norway). The Company received a $5.0 million upfront payment in March 2013. Also, the Company is eligible to receive tiered royalty payments on net sales of VIBATIV®, ranging from 20% to 30%. The Company is responsible, either directly or through its vendors or contractors, for supplying at Clinigen’s expense both API and finished drug product for Clinigen’s commercialization activities. The agreement has a term of at least 15 years, with an option to extend exercisable by Clinigen. However, Clinigen may terminate the agreement at any time after it has initiated commercialization upon 12 months’ advance notice.

Under the Clinigen Commercialization Agreement, the significant deliverables were determined to be the license, committee participation and manufacturing supply. The Company determined that the license represents a separate unit of accounting as the license, which includes rights to the Company’s underlying technologies for VIBATIV®, has standalone value because the rights conveyed permit Clinigen to perform all efforts necessary to use the Company’s technologies to bring the compound through commercialization and the Company based the best estimate of selling price for the license based on potential future cash flows under the arrangement over the estimated commercialization period. The Company determined that the committee participation represents a separate unit of accounting as Clinigen could negotiate for and/or acquire these services from other third parties and based the best estimate of selling price of the committee participation based on the nature and timing of the services to be performed. The Company determined the best estimate of selling price for the manufacturing supply based on a fully burdened cost to purchase and transfer the underlying API and finished goods from the Company’s third party contract manufacturer.

The $5.0 million upfront payment received in the first quarter of 2013 was allocated to two units of accounting based on the relative selling price method as follows: $4.9 million to the license and $0.1 million to the committee participation. The Company did not recognize any revenue from the license and committee participation as the technical transfer activities were not completed as of June 30, 2013 and the associated units of accounting were not delivered. The amount of the upfront payment allocated to the committee participation was deferred and will be recognized as revenue over the estimated performance period. Amounts to be received related to supply of API and finished goods supply, which will be manufactured by the Company’s third party contract manufacturers, will be subject to a separate arrangement and will be recognized as revenue to the extent of future API and finished goods inventory sales.

R-Pharm CJSC

Development and Commercialization Agreements

In October 2012, the Company entered into two development and commercialization agreements with R-Pharm CJSC (R-Pharm): one to develop and commercialize VIBATIV® (the “VIBATIV® Development and Commercialization Agreement”) and the other to develop and commercialize TD-1792 (the “TD-1792 Development and Commercialization Agreement”), one of the Company’s investigational glycopeptide-cephalosporin heterodimer antibiotics for the treatment of Gram-positive infections. Under each agreement, the Company granted R-Pharm exclusive development and commercialization rights in Russia, Ukraine, other member countries of the Commonwealth of Independent States, and Georgia. The Company received $1.1 million in upfront payments for each agreement. Also, the Company is eligible to receive potential future contingent payments totaling up to $10.0 million for both agreements and royalties on net sales by R-Pharm of 15% from TD-1792 and 25% from VIBATIV®. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to R-Pharm’s performance of future development and commercialization activities.

TD-1792

Under the TD-1792 Development and Commercialization Agreement, the significant deliverables were determined to be the license, committee participation and a contingent obligation to supply R-Pharm with API compound at R-Pharm’s expense, either directly or through the Company’s contract manufacturer. The Company determined that the license represents a separate unit of accounting as the license, which includes rights to the Company’s underlying technologies for TD-1792, has standalone value because the rights conveyed permit R-Pharm to perform all efforts necessary to use the Company’s technologies to bring the compounds through development and, upon regulatory approval, commercialization. Also, the Company determined that the committee participation represents a separate unit of accounting as R-Pharm could negotiate for and/or acquire these services from other third parties and the Company based the best estimate of selling price on the nature and timing of the services to be performed. In March 2013, the Company entered into a supply agreement for TD-1792 API compound under which the Company will sell its existing API compound to R-Pharm. Upon execution of this supply agreement, the Company determined that the supply agreement represents a separate unit of accounting under the development and commercialization arrangement and based the best estimate of selling price for the supply agreement based on its fully burdened cost to manufacture the underlying API.

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

Reduction of R&D expense was $50,000 for the three months and $86,000 for the six months ended June 30, 2013.

VIBATIV®

Under the VIBATIV® Development and Commercialization Agreement, the significant deliverables were determined to be the license and committee participation and a contingent obligation to supply R-Pharm with API compound at R-Pharm’s expense, subject to entering into a future supply agreement. The Company determined that the license represents a separate unit of accounting as the license, which includes rights to the Company’s underlying technologies for VIBATIV®, has standalone value because the rights conveyed permit R-Pharm to perform all efforts necessary to use the Company’s technologies to bring the compounds through development and, upon regulatory approval, commercialization and the Company based the best estimate of selling price for the license based on potential future cash flows under the arrangement over the estimated performance period. The Company determined that the committee participation represents a separate unit of accounting as R-Pharm could negotiate for and/or acquire these services from other third parties and the Company based the best estimate of selling price on the nature and timing of the services to be performed.

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

Hikma Pharmaceuticals LLC

Commercialization Agreement

In May 2013, the Company entered into a commercialization agreement with Hikma Pharmaceuticals LLC (Hikma) providing Hikma with the right to commercialize telavancin for the treatment of Gram-positive bacterial infections, including MRSA (the “Hikma Commercialization Agreement”). Under the agreement, the Company granted Hikma exclusive commercialization rights in the Middle East and North Africa (MENA) region to register, and upon regulatory approval, market and distribute telavancin in 16 countries across MENA. The Company received a $0.5 million upfront payment in June 2013. Also, the Company is eligible to receive contingent payments of up to $0.5 million related to the successful commercialization of telavancin. The Company is responsible, either directly or through its vendors or contractors, for supplying drug product for Hikma’s commercialization activities for 15 years.

Under the Hikma Commercialization Agreement, the significant deliverables were determined to be the license and manufacturing supply. The Company determined that the license and manufacturing supply together represent a single unit of accounting. The license, which includes rights to the Company’s underlying technologies for telavancin, does not have standalone value because the rights conveyed do not permit Hikma to perform all efforts necessary to use the Company’s technologies to bring the compound through commercialization. The Company deferred the upfront payment and will recognize revenue over the term of the manufacturing supply period, which is 15 years, on a straight-line basis. Future contingent payments will be deferred and recognized over the remaining term of the agreement on a straight-line basis. Revenue will be recognized from the sale of drug product upon delivery to Hikma.

Alfa Wassermann

Development and Collaboration Arrangement

In October 2012, the Company entered into a development and collaboration arrangement with Alfa Wassermann società per azioni (S.p.A.) (Alfa Wassermann) for velusetrag under which the parties agreed to collaborate in the execution of a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis (a medical condition consisting of a paresis (partial paralysis) of the stomach, resulting in food remaining in the stomach for a longer time than normal). Alfa Wassermann has an exclusive option to develop and commercialize velusetrag in the European Union, Russia, China, Mexico and certain other countries, while the Company retains full rights to velusetrag in the US, Canada, Japan and certain other countries. The Company is entitled to receive funding for the Phase 2a study and a subsequent Phase 2b study if the parties agree to proceed. If Alfa Wassermann exercises its license option at the completion of the Phase 2 program, then the Company is entitled to receive a $10.0 million option fee. If velusetrag is successfully developed and commercialized, the Company is entitled to receive potential future contingent payments totaling up to $53.5 million, and royalties on net sales by Alfa Wassermann ranging from the low teens to 20%.

Reduction of R&D expense was $0.2 million for the three months and $0.5 million for the six months ended June 30, 2013.

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

4. AVAILABLE-FOR-SALE SECURITIES

Securities classified as available-for-sale at June 30, 2013 and December 31, 2012 are summarized below. Estimated fair value is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service:

	June 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$27,101	$15	$—	$27,116
U.S. government agencies	157,932	48	(51)	157,929
U.S. corporate notes	104,098	15	(42)	104,071
U.S. commercial paper	44,967	—	—	44,967
Money market funds	192,694	—	—	192,694
Total	$526,792	$78	$(93)	$526,777

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$27,197	$10	$(2)	$27,205
U.S. government agencies	115,397	85	(16)	115,466
U.S. corporate notes	91,544	32	(10)	91,566
U.S. commercial paper	23,082	—	—	23,082
Money market funds	78,646	—	—	78,646
Total	$335,866	$127	$(28)	$335,965

The following table summarizes the classification of the available-for-sale securities on the Company’s condensed consolidated balance sheets:

(in thousands)	June 31, 2013	December 31, 2012
Cash and cash equivalents	$191,862	$86,298
Short-term investments	243,768	153,640
Long-term marketable securities	90,314	95,194
Restricted cash	833	833
Total	$526,777	$335,965

At June 30, 2013, all of the marketable securities have contractual maturities within two years and the average duration of marketable securities was approximately nine months. The Company does not intend to sell the investments which are in an unrealized loss position and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2013, were temporary in nature. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

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

The Company’s available-for-sale securities are measured at fair value on a recurring basis and the Company’s convertible subordinated notes are not measured at fair value on a recurring basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements at Reporting Date Using
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2013:
U.S. government securities	$27,116	$—	$—	$27,116
U.S. government agency securities	113,583	44,346	—	157,929
U.S. corporate notes	91,871	12,200	—	104,071
U.S. commercial paper	4,989	39,978	—	44,967
Money market funds	192,694	—	—	192,694
Total assets measured at estimated fair value	$430,253	$96,524	$—	$526,777
Liabilities at June 30, 2013:
Convertible subordinated notes due 2015	$268,596	$—	$—	$268,596
Convertible subordinated notes due 2023	443,920	—	—	443,920
Total convertible subordinated notes	$712,516	$—	$—	$712,516

	Estimated Fair Value Measurements at Reporting Date Using
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012:
U.S. government securities	$27,205	$—	$—	$27,205
U.S. government agency securities	56,969	58,497	—	115,466
U.S. corporate notes	40,472	51,094	—	91,566
U.S. commercial paper	—	23,082	—	23,082
Money market funds	78,646	—	—	78,646
Total assets measured at estimated fair value	$203,292	$132,673	$—	$335,965
Liabilities at December 31, 2012:
Convertible subordinated notes due 2015	$—	$194,050	$—	$194,050

At June 30, 2013, securities with a total fair value of $11.9 million were measured using Level 1 inputs in comparison to December 31, 2012, at which time the securities had a fair value of $12.0 million and were measured using Level 2 inputs. The transfer to Level 1 from Level 2 was primarily the result of increased trading volume of the securities at and around June 30, 2013, compared to December 31, 2012.

At June 30, 2013, convertible subordinated notes with a total fair value of $268.6 million were measured using Level 1 inputs in comparison to December 31, 2012, at which time the convertible subordinated notes had a fair value of $194.1 million and were measured using Level 2 inputs. The transfer to Level 1 from Level 2 was primarily the result of increased trading volume of the securities at and around June 30, 2013, compared to December 31, 2012.

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivables from collaborative arrangements, accounts payable and accrued expenses approximate their carrying value.

6. INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2013 consist of the $30.0 million registrational milestone fee paid to GSK (see Note 3 “Collaborative Arrangements” above for more information) and are considered finite-lived intangible assets with an estimated amortization period of 15 years. The amortization expense, which will be a reduction in revenue from collaborative arrangements over the next five years, is estimated to be $10.0 million. There was no amortization expense for the three months and six months ended June 30, 2013.

7. LONG-TERM DEBT

Long-term obligations are as follows:

(in thousands)	June 30, 2013	December 31, 2012
Convertible Subordinated Notes Due 2015	$172,460	172,500
Convertible Subordinated Notes Due 2023	287,500	—
Total	$459,960	$172,500

Convertible Subordinated Notes Due 2015

In January 2008, the Company completed an underwritten public offering of $172.5 million aggregate principal amount of unsecured convertible subordinated notes which will mature on January 15, 2015 (2015 Notes). The financing raised proceeds, net of issuance costs, of $166.7 million. The notes bear interest at the rate of 3.0% per year, that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2008. The issuance costs, which are included in other long-term assets, are being amortized over the life of the notes. Unamortized issuance costs totaled $1.3 million as of June 30, 2013. Amortization expense was $0.2 million in both the three months ended June 30, 2013 and 2012, and $0.4 million in both the six months ended June 30, 2013 and 2012.

The notes are convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of 38.6548 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $25.87 per share. Holders of the notes will be able to require the Company to repurchase some or all of their notes upon the occurrence of a fundamental change at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. On or after January 15, 2012 and prior to the maturity date, the Company, upon notice of redemption, may redeem for cash all or part of the notes if the last reported sale price of its common stock has been greater than or equal to 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which it provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest up to but excluding the redemption date.

On June 4, 2013, the Company called for redemption all of its outstanding 3% Convertible Subordinated Notes due 2015, pursuant to the redemption right in the indenture governing the 2015 Notes. The 2015 Notes were convertible at any time prior to 5:00 p.m. Eastern time on July 3, 2013 into shares of the Company’s common stock at a conversion rate of 38.6548 shares per $1,000 principal amount (equivalent to a conversion price of approximately $25.87 per share). As of June 30, 2013, $40,000 principal amount of the 2015 Notes was converted into 1,546 shares of the Company’s common stock. See Note 11, “Subsequent Events” below for more information.

Convertible Subordinated Notes Due 2023

In January 2013, the Company completed an underwritten public offering of $287.5 million aggregate principal amount of unsecured convertible subordinated notes which will mature on January 15, 2023. The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately-negotiated capped call option transactions in connection with the issuance of the notes. The notes bear interest at the rate of 2.125% per year, that is payable semi-annually in arrears, in cash on January 15 and July 15 of each year, beginning on July 15, 2013. The issuance costs, which are included in other long-term assets, are being amortized over the life of the notes. Unamortized issuance costs totaled $6.0 million as of June 30, 2013. Amortization expense was $0.2 million for the three months and $0.3 million for the six months ended June 30, 2013.

The notes are convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of 35.9903 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $27.79 per share. Holders of the notes will be able to require the Company to repurchase some or all of their notes upon the occurrence of a fundamental change at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. The Company may not redeem the notes prior to their stated maturity date.

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

The terms of the capped call option agreements include a provision under which the Company would have been required to make cash payments to the counterparty if the debt offering did not close. As a result of this provision, the capped calls were recorded as derivative assets between the trade dates and the date of the closing of the debt offering, at which time the cash settlement provision was no longer applicable. Upon the closing of the debt offering, the capped call transactions met the criteria for classification as an equity instrument, and the Company reclassified the carrying value of the capped call derivative assets to stockholders’ equity. The change in fair value between the trade dates and the date at which the capped call derivative assets were reclassified to stockholders’ equity was $1.4 million, which was recorded as other income (expense), net, in the Company’s condensed consolidated statement of operations in the first quarter of 2013.

8. STOCK-BASED COMPENSATION

Equity Incentive Plan

The 2012 Equity Incentive Plan (2012 Plan) provides for the granting of stock options, time-based and performance-contingent restricted stock units, time-based and performance-contingent restricted stock awards, and stock appreciation rights to employees, officers, directors and consultants of the Company. As of June 30, 2013, total shares remaining available for issuance under the 2012 Plan were 3,514,872.

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (ESPP) provides for the purchase of the Company’s common stock to the Company’s non-officer employees. As of June 30, 2013, total shares remaining available for issuance under the ESPP were 343,233.

Performance-Contingent Restricted Stock Awards

In 2013, the Compensation Committee of the Company’s Board of Directors approved the grant of 44,500 performance-contingent RSAs to senior management. These awards have dual triggers of vesting based upon the achievement of one of three possible performance goals by December 31, 2014, as well as a requirement for continued employment through early 2017. In the second quarter of 2013, one of the performance goals was deemed achieved and time-based vesting commenced with respect to these awards. As a result, compensation expense of $217,000 was recognized for the three months ended June 30, 2013, and the remaining unrecognized expense will be recognized over the remaining vesting period through early-2017 using the graded vesting expense attribution method.

In 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of 44,500 performance-contingent RSAs to senior management. These awards have dual triggers of vesting based upon the achievement of one of three possible performance goals by December 31, 2013, as well as a requirement for continued employment through early 2016. In the fourth quarter of 2012, one of the performance goals was deemed achieved and time-based vesting commenced with respect to these awards. Compensation expense was $59,000 for the three months and $146,000 for the six months ended June 30, 2013. The remaining unrecognized expense will be recognized over the remaining vesting period through early-2016 using the graded vesting expense attribution method.

In 2011, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management. These awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011-2016 and continued employment, both of which must be satisfied in order for the RSAs to vest. Expense associated with these RSAs would be recognized, if at all, during these years depending on the probability of meeting the performance conditions. The maximum potential expense associated with the RSAs could be up to approximately $31.9 million (allocated as $6.3 million for research and development expense and $25.6 million for general and administrative expense) if all of the performance conditions are achieved on time. As of June 30, 2013, the Company had determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. As the RSAs are dependent upon the achievement of certain performance conditions, the expense associated with the RSAs may vary significantly from period to period. If sufficient performance conditions are achieved in the remainder of 2013, then the Company would recognize up to $7.6 million in stock-based compensation expense associated with these RSAs.

In 2011, the Compensation Committee of the Company’s Board of Directors approved the grant of a 25,000 performance-contingent RSA to a non-executive officer that has dual triggers of vesting based upon the achievement of a performance condition over a timeframe from 2012-2013 and continued employment through 2014, both of which must be satisfied in order for the award to vest in full. The maximum potential expense associated with this award is approximately $475,000, which would be recognized in increments based on the achievement of the performance condition. In the second quarter of 2013, the performance goal was deemed achieved and time-based vesting commenced with respect to this award. As a result, compensation expense of $367,000 was recognized for the three months ended June 30, 2013, and the remaining unrecognized expense will be recognized over the remaining vesting period through mid-2014 using the graded vesting expense attribution method.

Performance-Contingent Restricted Stock Units

In 2010, the Compensation Committee of the Company’s Board of Directors approved the grant of 210,000 performance-contingent RSUs to senior management. These awards have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones during 2010 and 2011, as well as a requirement for continued employment through early 2014. In the first quarter of 2011, both performance milestones were deemed achieved, and time-based vesting commenced with respect to all of the performance-contingent RSU shares. Compensation expense was $32,000 for the three months and $72,000 for the six months ended June 30, 2013 and was $80,000 for the three months and $177,000 for the six months ended June 30, 2012. The remaining unrecognized expense will be recognized over the remaining vesting period through early-2014 using the graded vesting expense attribution method.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Research and development	$4,508	$3,541	$8,305	$7,070
General and administrative	2,654	2,438	4,952	5,144
Total stock-based compensation expense	$7,162	$5,979	$13,257	$12,214

Total stock-based compensation expense capitalized to inventory was $28,000 for the three months and $170,000 for the six months ended June 30, 2013. No stock-based compensation expense was capitalized to inventory for the three months and six months ended June 30, 2012.

As of June 30, 2013, unrecognized compensation expense, net of expected forfeitures, was as follows: $6.9 million related to unvested stock options; $20.4 million related to unvested RSUs; and $28.9 million related to unvested RSAs (excludes performance-contingent RSAs).

Valuation Assumptions

The range of weighted-average assumptions used to estimate the fair value of stock options granted was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee stock options
Risk-free interest rate	0.76%-1.30%	0.74%-1.10%	0.76%-1.30%	0.74%-1.17%
Expected term (in years)	5-6	5-6	5-6	5-6
Volatility	59%-60%	55%-60%	58%-60%	55%-60%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$17.64	$11.11	$15.43	$10.37

The range of weighted-average assumptions used to estimate the fair value of employee stock purchase plan awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee stock purchase plan issuances
Risk-free interest rate	0.09%-0.26%	0.15%-0.29%	0.09%-0.26%	0.15%-0.29%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	56%-61%	55%-64%	56%-61%	55%-64%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of ESPP issuances	$16.44	$9.00	$16.44	$9.00

Stockholders’ Equity

For the six months ended June 30, 2013, approximately 1,158,057 shares were exercised at a weighted-average exercise price of $14.95 per share, for total cash proceeds of approximately $17,315,980.

9. INCOME TAXES

The Company did not record a provision for income taxes for both of the three months and six months ended June 30, 2013 and June 30, 2012, because it expected to generate a taxable net operating loss for the fiscal year ending December 31, 2013 and 2012. In addition, the deferred tax assets continue to be treated as having no current value and remain fully reserved.

10. COMMITMENTS AND CONTINGENCIES

Special Long-Term Retention and Incentive Equity Awards Program

In 2011, the Company granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. The maximum potential cash bonus expense associated with this program is $38.2 million, which would be recognized in increments based on achievement of the performance conditions. As of June 30, 2013, the Company’s management determined that the achievement of the requisite performance conditions was not probable and, as a result, no bonus expense has been recognized. If sufficient performance conditions are achieved in the remainder of 2013, then the Company would recognize up to $9.5 million cash bonus expense in 2013.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2013.

11. SUBSEQUENT EVENTS

Conversion of Convertible Subordinated Notes Due 2015

On June 4, 2013, the Company called for redemption all of its outstanding 2015 Notes, $172.5 million principal amount, pursuant to the redemption right in the indenture governing the 2015 Notes. Any 2015 Notes outstanding on July 5, 2013 were to be redeemed in cash for 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. The 2015 Notes were convertible at any time prior to 5:00 p.m. Eastern time on July 3, 2013 into shares of the Company’s common stock at a conversion rate of 38.6548 shares per $1,000 principal amount (equivalent to a conversion price of approximately $25.87 per share). As of June 30, 2013, $40,000 principal amount of the 2015 Notes was converted into 1,546 shares of the Company’s common stock and between July 1, 2013 and through July 3, 2013, all of the remaining 2015 notes were converted into 6,666,386 of the Company’s common stock. All of convertible subordinated notes, $172.5 million principal amount, were converted into 6,667,932 of the Company’s common stock and none were redeemed for cash. As a result of the conversion, unamortized debt issuance costs of $1.3 million will be included in additional paid-in capital in the third quarter of 2013.

Sale of Stock

On July 30, 2013, the Company and Glaxo Group Limited, an affiliate of GSK, entered into an agreement to purchase 3,064,407 shares of the Company’s common stock at $36.50 per share, for an aggregate purchase price of approximately $111.9 million, pursuant to its rights under the Company’s governance agreement with GSK dated June 4, 2004, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could materially differ from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited, to those discussed below in “Risk Factors” in Item 1A of Part II and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

OVERVIEW

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. Our key programs include: RELVAR™ ELLIPTA™ or BREO™ ELLIPTA™ (fluticasone furoate/vilanterol), ANORO™ ELLIPTA™ (umeclidinium bromide/vilanterol) and MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), each partnered with GlaxoSmithKline plc (GSK), and our oral Peripheral Mu Opioid Receptor Antagonist program. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

In the second quarter of 2013, our net loss was $36.4 million, a decrease of 2% from $37.1 million in the second quarter of 2012. In the first six months of 2013, our net loss was $73.8 million, compared with net income of $47.5 million in the first six months of 2012. Net income in the six months ended June 30, 2012 reflects the recognition of deferred revenue of $125.7 million from our global collaboration arrangement with Astellas Pharma Inc. (Astellas) for the development and commercialization of VIBATIV®. This recognition resulted from Astellas’ January 6, 2012 termination of our agreement with them. In the second quarter of 2013, our research and development expenses were $31.7 million, an increase of 7% from $29.5 million in the second quarter of 2012. In the first six months of 2013, our research and development expenses were $58.2 million, a decrease of 7% from $62.8 million in the first six months of 2012. Cash, cash equivalents, short-term investments, and long-term marketable securities totaled $533.3 million at June 30, 2013, an increase of $189.6 million from December 31, 2012. The increase was primarily due to net proceeds of $281.2 million received from the January 2013 issuance of convertible subordinated notes, less $36.8 million of payments on privately-negotiated capped call option transactions in connection with the issuance of the notes.

In 2012, our total operating expenses were $148.8 million. We anticipate total operating expenses for 2013 to increase relative to 2012.

Recent Developments

Business Separation Announcement

In April 2013, we announced that our Board of Directors approved plans to separate our businesses into two independent publicly traded companies. On August 1, 2013, the company to be spun off, Theravance Biopharma, Inc., filed a preliminary Form 10 with the SEC. Theravance will focus on managing all development and commercial responsibilities under the LABA collaboration with GSK and associated potential royalty revenue from RELVAR™ ELLIPTA™ or BREO™ ELLIPTA™, ANORO™ ELLIPTA™ and VI monotherapy, with the intention of providing a consistent return of capital to stockholders. Theravance Biopharma, Inc. will be a biopharmaceutical company focused on discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need. The result will be two independent, publicly traded companies with different business models enabling investors to align their investment philosophies with the strategic opportunities and financial objectives of the two independent companies.

Conversion of Convertible Subordinated Notes Due 2015

On June 4, 2013, we called for redemption all of our outstanding 3% Convertible Subordinated Notes due 2015 (the “2015 Notes”), pursuant to the redemption right in the indenture governing the 2015 Notes. Any 2015 Notes outstanding on July 5, 2013 were to be redeemed in cash for 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. The 2015 Notes were convertible at any time prior to 5:00 p.m. Eastern time on July 3, 2013 into shares of our common stock at a conversion rate of 38.6548 shares per $1,000 principal amount (equivalent to a conversion price of approximately $25.87 per share). All of convertible subordinated notes, $172.5 million principal amount, were converted into 6,667,932 of our common stock and none were redeemed for cash.

Hikma Pharmaceuticals LLC

In May 2013, we entered into a commercialization agreement with Hikma Pharmaceuticals LLC (Hikma) providing Hikma with the right to commercialize telavancin for the treatment of Gram-positive bacterial infections, including MRSA. Under the agreement, we granted Hikma exclusive commercialization rights in the Middle East and North Africa (MENA) region to register, and upon regulatory approval, market and distribute telavancin in 16 countries across MENA. We received a $0.5 million upfront payment in June 2013. Also, we are eligible to receive contingent payments of up to $0.5 million related to the successful commercialization of telavancin. We are responsible, either directly or through our vendors or contractors, for supplying drug product for Hikma’s commercialization activities for 15 years.

Royalty Participation Agreement

In May 2013, we and Elan Corporation, plc (Elan) entered into a royalty participation agreement. The closing of the transaction was subject to closing conditions, including the approval of the transaction by Elan’s shareholders. Elan’s shareholders did not approve the transaction at an Extraordinary General Meeting. Subsequently, we terminated the agreement and as a result, Elan paid us a $10.0 million termination fee in June 2013, which is reflected in other income.

Programs

Respiratory Programs with GlaxoSmithKline plc (GSK)

RELVAR™ ELLIPTA™ or BREO™ ELLIPTA™ (Fluticasone Furoate/Vilanterol, FF/VI)

In May 2013, the U.S. Food and Drug Administration (FDA) approved BREO™ ELLIPTA™ (FF/VI 100/25 mcg) as an inhaled long-term, once-daily maintenance treatment of airflow obstruction in patients with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and/or emphysema. It is also indicated to reduce exacerbations of COPD in patients with a history of exacerbations. Following FDA approval, it is anticipated that BREO™ ELLIPTA™ will be made available in the U.S. by GSK during the third or fourth quarter of 2013. BREO™ ELLIPTA™ is a combination of the inhaled corticosteroid (ICS), FF, and the long-acting beta2 agonist (LABA), VI. Combination treatment FF/VI (BREO™ in the U.S. and proposed brand name, RELVAR™, in the EU) is administered by a new dry powder inhaler called ELLIPTA™. The Marketing Authorization Application for RELVAR™ ELLIPTA™ for COPD and asthma is currently under review by the European Medicines Agency.

In July 2013, Health Canada approved BREO™ ELLIPTA™ 100/25mcg for the long-term, once-daily maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema, and for the reduction of exacerbations of COPD in patients with a history of exacerbations. Following its authorization for use in the treatment of COPD, it is anticipated BREO™ ELLIPTA™ 100/25 mcg will be made available in Canada by GSK by the end of 2013.

In July 2013, the license application for the use of RELVAR™ ELLIPTA™ in patients with COPD was withdrawn from the current Japanese New Drug Application (JNDA). The review of FF/VI for use in patients with asthma is continuing to progress through the normal Japanese regulatory process as part of this JNDA. GSK and Theravance are currently determining next steps and possible clinical studies of FF/VI for the treatment of Japanese patients with COPD to support the resubmission.

ANORO™ ELLIPTA™ (Umeclidinium Bromide/Vilanterol, UMEC/VI)

UMEC/VI (proposed brand name ANORO™) is a once-daily investigational medicine, combining a long-acting muscarinic antagonist (LAMA), UMEC, and a LABA, VI, for the maintenance treatment of patients with COPD. UMEC/VI is administered by the ELLIPTA™ dry powder inhaler.

UMEC/VI is under regulatory review by the FDA, European Medicines Agency and the Japanese Ministry of Health, Labor and Welfare. The Prescription Drug User Fee Act goal date is December 18, 2013 and the FDA’s Pulmonary-Allergy Drugs Advisory Committee is scheduled to discuss the NDA for ANOROTM ELLIPTATM at a meeting on September 10, 2013. Regulatory submissions for UMEC/VI have been submitted in a number of countries worldwide.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) — GSK961081

GSK961081 (‘081) is an investigational, single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activities. GSK recently initiated preclinical Phase 3 enabling studies in the combination ‘081/FF program. For ‘081 monotherapy, we were recently informed by GSK that the Phase 3 study will not be initiated in 2013.

Bacterial Infections Program

VIBATIV® (telavancin)

In June 2013, the FDA approved VIBATIV® for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. VIBATIV® is a bactericidal, once-daily, injectable lipoglycopeptide antibiotic also approved in the U.S. and Canada for the treatment of adult patients with complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria, including Staphylococcus aureus, both methicillin-resistant (MRSA) and methicillin-susceptible (MSSA) strains. We intend to reintroduce VIBATIV® into the U.S. market with the product available for order from pharmaceutical wholesalers. We continue to evaluate commercialization alternatives in the U.S.

Central Nervous System (CNS)/Pain Programs

Norepinephrine and Serotonin Reuptake Inhibitor — TD-9855

TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor for the treatment of central nervous system conditions such as Attention-Deficit/Hyperactivity Disorder (ADHD) and chronic pain. TD-9855 is being evaluated in an ongoing Phase 2 study in adult patients with ADHD and in an ongoing Phase 2 study in patients with fibromyalgia. Both studies are progressing and results from the Phase 2 study in ADHD and fibromyalgia are anticipated to be reported late this year and during the first half of 2014, respectively.

Theravance Respiratory Program

Long-Acting Muscarinic Antagonist (LAMA) — TD-4208

TD-4208, an investigational LAMA for the treatment of COPD, is being evaluated in an ongoing randomized, double-blind, multiple-dose Phase 2b study to examine pharmacodynamics, safety and tolerability, and pharmacokinetics. Enrollment is progressing well and results from the Phase 2b study are anticipated to be reported in the second half of 2013.

Collaboration Arrangements with GSK

LABA collaboration

In November 2002, we entered into our long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration is developing two combination products: (1) RELVAR™ ELLIPTA™ or BREO™ ELLIPTA™ (FF/VI), an investigational once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO™ ELLIPTA™ (UMEC/VI), a once-daily investigational medicine combining a long-acting muscarinic antagonist (LAMA), umeclidinium bromide (UMEC), with a LABA, VI. For the treatment of asthma, the collaboration is developing FF/VI. The FF/VI program is aimed at developing a once-daily combination LABA/ICS to succeed GSK’s Advair®/Seretide™ (salmeterol and fluticasone as a combination) franchise, which had reported 2012 sales of approximately $8.0 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which had reported 2012 sales of approximately $3.2 billion. ANORO™ ELLIPTA™, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2012 sales of approximately $4.6 billion.

In the event that a product containing VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK which could total as much as $190.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential milestone payments, we estimate up to $110.0 million could become payable during the remainder of 2013, and all the milestone payments could be payable by the end of 2014. On May 10, 2013 the U.S. Food and Drug Administration (FDA) approved BREO™ ELLIPTA™ as an inhaled long-term, once-daily maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema. It is also indicated to reduce exacerbations of COPD in patients with a history of exacerbations. As a result of this approval we paid GSK a $30.0 million registrational milestone fee in the second quarter of 2013. These milestone payments to GSK will be capitalized as finite-lived intangible assets and amortized over their estimated useful life.

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

In 2005, GSK licensed our bifunctional muscarinic antagonist-beta2 agonist (MABA) program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the “Additional MABAs”). GSK’s development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to GSK961081 (‘081), the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized only as a combination product, such as ‘081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS combination, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $129.0 million.

Purchases of Common Stock under our Governance Agreement and Common Stock Purchase Agreement with GSK

During the first six months of 2013, we issued and Glaxo Group Limited, an affiliate of GSK, purchased 310,090 shares of our common stock for an aggregate purchase price of approximately $9.3 million pursuant to its periodic “top-up” rights under our governance agreement with GSK dated June 4, 2004, as amended.

GSK Contingent Payments and Revenue

The potential future contingent payments receivable related to the MABA program of $363.0 million are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program.

Revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
GSK Collaborations
LABA collaboration	$0.9	$0.9	$1.8	$1.8
Strategic alliance—MABA program license	0.4	0.5	0.8	1.1
Total revenue	$1.3	$1.4	$2.6	$2.9

Under the GSK collaborative arrangements, we are reimbursed for research and development (R&D) expenses. These reimbursements have been reflected as a reduction of R&D expense. Reduction of R&D expense was $0.2 million for the three months and $0.3 million for the six months ended June 30, 2013. Reduction of R&D expense was $31,000 for the three months and $77,000 for the six months ended June 30, 2012.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We generate revenue from collaboration and license agreements for the development and commercialization of our product candidates. Collaboration and license agreements may include non-refundable upfront payments, partial or complete reimbursement of research and development costs, supply arrangement, contingent payments based on the occurrence of specified events under our collaborative arrangements, license fees and royalties on sales of product candidates if they are successfully approved and commercialized. Our performance obligations under the collaborations may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and related materials, supply of active pharmaceutical ingredient (API) and/or drug product, and obligations to participate on certain development and/or commercialization committees with the collaborative partners. We make judgments that affect the periods over which we recognize revenue. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis.

On January 1, 2011, we adopted an accounting standards update that amends the guidance on accounting for new or materially modified multiple-element arrangements that we enter into subsequent to January 1, 2011. This guidance removed the requirement for objective and reliable evidence of fair value of the undelivered items in order to consider a deliverable a separate unit of accounting. It also changed the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to all the units of accounting in an arrangement. This guidance established the following hierarchy that must be used in estimating selling price under the relative-selling-price method: (1) vendor-specific objective evidence of fair value of the deliverable, if it exists, (2) third-party evidence of selling price, if vendor-specific objective evidence is not available or (3) vendor’s best estimate of selling price (BESP) if neither vendor-specific nor third-party evidence is available.

We may determine that the selling price for the deliverables within collaboration and license arrangements should be determined using BESP. The process for determining BESP involves significant judgment on our part and includes consideration of multiple factors such as estimated direct expenses and other costs, and available data. We have determined BESP for license units of accounting based on market conditions, similar arrangements entered into by third parties and entity-specific factors such as the terms of previous collaborative agreements, our pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized. We have also determined BESP for services-related deliverables based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services.

For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using either a proportional performance or straight-line method. We recognize revenue using the proportional performance method when the level of effort to complete our performance obligations under an arrangement can be reasonably estimated. Direct labor hours or full time equivalents are typically used as the measurement of performance. The total amount of deferred revenue based on BESP at June 30, 2013 is $8.1 million. Any changes in the remaining estimated performance obligation periods under these collaborative arrangements will not have a significant impact on the results of operations, except for a change in estimated performance period resulting from the termination of a collaborative arrangement, which would result in immediate recognition of the related deferred revenue.

For multiple element arrangements entered into prior to January 1, 2011, we determined whether the elements had stand-alone value and whether there was objective and reliable evidence of fair value. When the delivered element did not have stand-alone value or there was insufficient evidence of fair value for the undelivered element(s), we recognized the consideration for the combined unit of accounting ratably over the estimated period of performance, which was the same manner in which the revenue was recognized for the final deliverable. Our collaborative agreements with GSK and our former collaborative arrangement with Astellas were entered into prior to January 1, 2011. The deliverables under these collaborative agreements did not meet the criteria required to be accounted for as separate accounting units for the purposes of revenue recognition. As a result, revenue from non-refundable, upfront fees and development contingent payments were recognized ratably over the term of our performance periods under the agreements. These upfront or contingent payments received, pending recognition as revenue, were recorded as deferred revenue and amortized over the estimated performance periods.

We recognized revenue from our GSK collaborative arrangements of $2.6 million in the six months ended June 30, 2013 and $2.9 million in the six months ended June 30, 2012. The remaining deferred revenue under the GSK strategic alliance agreement is $6.6 million at June 30, 2013. Any change in the estimated performance period will not have a significant impact on the results of operations, except for a change in estimated performance period resulting from the termination of the MABA program, which would result in immediate recognition of the deferred revenue. The collaborative arrangement with Astellas was terminated on January 6, 2012. The termination resulted in the recognition of deferred revenue of $125.8 million in the six months ended June 30, 2012.

On January 1, 2011, we also adopted an accounting standards update that provides guidance on revenue recognition using the milestone method. Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can be achieved based only on our performance and as to which, at the inception of the arrangement, there is substantive uncertainty about whether the milestone will be achieved. Events that are contingent only on the passage of time or only on third-party performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms in the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Under this guidance, total contingent payments that may become payable to us under our collaborative agreements with Merck, R-Pharm and Hikma were $158.5 million at June 30, 2013 and are considered non-substantive.

Amounts related to research and development funding is recognized as the related services or activities are performed, in accordance with the contract terms. Payments may be made to us based on the number of full-time equivalent researchers assigned to the collaborative project and the related research and development expenses incurred. Accordingly, reimbursement of research and development expenses pursuant to the cost-sharing provisions of our agreements with Merck, Alfa Wassermann, GSK and R-Pharm are recognized as a reduction of research and development expenses. For the six months ended June 30, 2013, we recorded a reduction in our research and development expenses of $4.2 million for reimbursement of research and development expenses received from Merck, Alfa Wassermann, GSK, and R-Pharm.

Accrued Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, the largest of which are research and development expenses. This process involves the following:

•                  communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•                  estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and

•                  periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•                  fees paid to CROs in connection with preclinical and toxicology studies and clinical studies;

•                  fees paid to investigative sites in connection with clinical studies;

•                  fees paid to CMOs in connection with the production of product and clinical study materials; and

•                  professional service fees for consulting and related services.

We base our expense accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. Our service providers invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

Fair Value of Stock- Based Compensation Awards

We use the Black-Scholes-Merton option pricing model to estimate the fair value of options at the date of grant. The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We used the “simplified” method as described in Staff Accounting Bulletin No. 107, “Share Based Payment”, for the expected option term because the usage of our historical option exercise data is limited due to post-IPO exercise restrictions. Beginning April 1, 2011, we used our historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, we used our peer company price volatility to estimate expected stock price volatility due to our limited historical common stock price volatility since our initial public offering in 2004. The estimated fair value of the option is expensed on a straight-line basis over the expected term of the grant.

We estimated the fair value of restricted stock units (RSUs) and restricted stock awards (RSAs) based on the fair market values of the underlying stock on the dates of grant. The estimated fair value of time-based RSUs and RSAs is expensed on a straight-line basis over the expected term of the grant. The estimated fair value of performance-contingent RSUs and RSAs is expensed using an accelerated method over the requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance indicators being met on a continuous basis.

Stock-based compensation expense was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The estimated annual forfeiture rates for stock options, RSUs and RSAs are based on our historical forfeiture experience.

In 2011, we granted special long-term retention and incentive performance-contingent RSAs to members of senior management, which have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. The maximum potential expense associated with these RSAs is $31.9 million, which would be recognized in increments based on achievement of the performance conditions. As of June 30, 2013, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. If sufficient performance conditions are achieved in 2013, then we would recognize up to $7.6 million in stock-based compensation expense associated with these RSAs in 2013.

We do not expect to recognize in the near future any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carry forwards.

Inventories

Inventories are stated at the lower of cost or market value. Inventories include VIBATIV® API and other raw materials of $3.5 million and work-in-process of $4.7 million at June 30, 2013. Work-in-process consists of third party manufacturing costs and associated labor costs relating to our personnel directly involved in the production process. If information becomes available that suggests the inventories may not be realizable, we may be required to expense a portion or all of the previously capitalized inventories.

Impairment of Finite-lived Intangible Asset

We review the intangible asset for impairment on a quarterly basis. The recoverability of finite intangible assets is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We derive the required cash flow estimates from near —term forecasted sales and long-term projected sales in the corresponding market.

At June 30, 2013, the net book value of our finite-lived intangible asset was $30.0 million. This intangible asset is related to the registration milestone payment to GSK for the approval of BREO™ ELLIPTA™, which is being amortized over its estimated useful life of 15 years using the straight-line method.

RESULTS OF OPERATIONS

Revenue

Revenue, as compared to the prior year periods, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2013	2012	$	%	2013	2012	$	%
Collaborative arrangements GSK Collaborative arrangement	$1.3	$1.4	$(0.1)	(7)%	$2.6	$2.9	$(0.3)	(10)%
Astellas Collaborative arrangement	—	—	—	—%	—	125.7	(125.7)	(100)%
Other Collaborative arrangements	*	—	*	**	*	—	*	**
Total Revenue	$1.3	$1.4	$(0.1)	(7)%	$2.6	$128.6	$(126.0)	(98)%

  *      Amount is less than $50,000.

**     Calculation not meaningful.

Revenue decreased 7% to $1.3 million in the second quarter of 2013 and decreased 98% to $2.6 million in the first six month of 2013, from the comparable periods in 2012. The decreases in 2013 were primarily related to the revenue recognized in the first quarter of 2012 which reflect the accelerated recognition of deferred revenue of $125.7 million from our global collaboration arrangement with Astellas for the development and commercialization of VIBATIV® in the first quarter of 2012. This accelerated recognition was the result of the termination of the Astellas agreement on January 6, 2012.

A portion of our upfront fees and certain contingent payments received from our collaborative arrangements other than with Astellas have been deferred and are being amortized ratably into revenue or research and development expense over the estimated performance period. Future revenue will include the ongoing amortization of upfront and contingent payments earned. We periodically review and, if necessary, revise the estimated periods of our performance pursuant to these contracts.

Research & Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2013	2012	$	%	2013	2012	$	%
Employee-related	$8.6	$9.4	$(0.8)	(9)%	$17.9	$19.6	$(1.7)	(9)%
External-related	12.6	11.0	1.6	15%	19.8	24.1	(4.3)	(18)%
Stock-based compensation	4.5	3.5	1.0	29%	8.3	7.1	1.2	17%
Facilities, depreciation and other allocated	6.0	5.6	0.4	7%	12.2	12.0	0.2	2%
Total expenses	$31.7	$29.5	$2.2	7%	$58.2	$62.8	$(4.6)	(7)%

R&D expenses increased 7% to $31.7 million in the second quarter and decreased 7% to $58.2 million in the first six months of 2013 from the comparable periods in 2012. The increase in the second quarter of 2013 was primarily due to higher external R&D costs resulting from ongoing enrollment of Phase 2 clinical studies of TD-9855 in fibromyalgia and attention-deficit/hyperactivity disorder (ADHD), the Phase 2b study of TD-4208 in COPD, as well as costs associated with our preclinical and late-stage discovery programs. The decrease in the first six months is primarily due to lower external R&D costs resulting from the completion of our Phase 2 studies in opioid-induced constipation with TD-1211 in 2012 and, to a lesser extent, from an increase in collaborative partner R&D reimbursements.

General and administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2013	2012	$	%	2013	2012	$	%
General and administrative expense	$11.4	$7.6	$3.8	50%	$19.7	$15.4	4.3	28%

G&A expenses increased 50% to $11.4 million in the second quarter and 28% to $19.7 million in the first six months of 2013 from the comparable periods in 2012. The increases in 2013 were primarily due to an increase in external legal and accounting fees in connection with our strategic initiatives as well as an increase in external costs in connection with commercialization activities related to VIBATIV®. Stock-based compensation expense was $2.7 million in the second quarter of 2013, compared to $2.4 million in the same period of 2012 and $5.0 million in the six months ended June 30, 2013, compared to $5.1 million in the same period of 2012.

Interest and other income (expense), net

Interest and other income (expense), net, as compared to the prior year periods, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2013	2012	$	%	2013	2012	$	%
Interest income	$0.2	$0.1	$0.1	100%	$0.4	$0.1	$0.3	300%
Other income (expense), net	8.2	—	8.2	*	6.7	—	6.7	*
Interest and other income (expense), net	$8.4	$0.1	$8.3	*	$7.1	$0.1	$7.0	*

  *   Calculation not meaningful.

Interest and other income (expense), net increased $8.3 million to $8.4 million in the second quarter and $7.0 million to $7.1 million in the first six months of 2013, compared to the same periods in 2012. The increases in 2013 were primarily related to other income of $10.0 million resulting from the termination of our royalty participation agreement with Elan in the second quarter of 2013. The increase was partially offset by other expense of $1.8 million in third party expenses relating to the aforementioned royalty participation agreement in the second quarter of 2013 and $1.4 million related to the change in fair value of the capped call instruments related to our convertible subordinated notes issued in January 2013 in the first quarter of 2013.

Interest expense

Interest expense, as compared to the prior year periods, was as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(in millions, except percentages)	2013	2012	$	%	2013	2012	$	%
Interest expense	$3.0	$1.5	$1.5	100%	$5.8	$3.0	$2.8	93%

Interest expense increased 100% to $3.0 million in the second quarter of 2013 and increased 93% in the first six months of 2013 from the comparable periods of 2012. The increases were primarily due to the interest expense and amortization of debt issuance costs from our 2.125% convertible subordinated notes due 2023 issued in January 2013. Interest expense is primarily comprised of interest expense and amortization of debt issuance costs from our convertible subordinated notes issued in January 2008 and January 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under corporate collaborative arrangements. At June 30, 2013, we had $533.3 million in cash, cash equivalents and marketable securities, excluding $0.8 million in restricted cash that was pledged as collateral for certain of our leases. On January 24, 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of unsecured 2.125% convertible subordinated notes due 2023. The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million of payments on privately-negotiated capped call option transactions in connection with the issuance of the notes. In connection with the offering of the notes, we entered into privately-negotiated capped call option transactions with an aggregate cost of $36.8 million. Also, during the first six months of 2013, we issued and Glaxo Group Limited, an affiliate of GSK, purchased 310,090 shares of our common stock for an aggregate purchase price of approximately $9.3 million pursuant to its periodic “top-up” rights under our governance agreement with GSK dated June 4, 2004, as amended. In addition, on July 30, 2013, we entered into a common stock purchase agreement with Glaxo Group Limited in which we agreed to sell 3,064,407 shares of our common stock at a price of $36.50 per share for an aggregate purchase price of approximately $111.9 million pursuant to its periodic “top-up” rights under our governance agreement with GSK dated June 4, 2004, as amended. The closing of the purchase and sale of the shares is expected to occur on August 2, 2013.

We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. For example, TD-9855 in our MARIN program is in Phase 2 studies for ADHD and fibromyalgia, and our LAMA compound TD-4208 commenced a Phase 2b study in December 2012. Also, in July 2012, we announced positive results from the key study in our Phase 2b program with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. Though we seek to partner this program, we may choose to progress TD-1211 into Phase 3 studies by ourselves, which would increase our operating expenses substantially. In addition, we intend to reintroduce VIBATIV® in the U.S. during the third quarter of 2013, which will involve outside services costs associated with manufacturing and distribution capabilities. Furthermore, should we decide to commercialize VIBATIV® in the United States without a partner, we will incur costs and expenses associated with creating an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure. We also intend to invest in other assets in our pipeline, including programs in earlier-stage clinical development and late-stage discovery.

As part of the business separation announced in April 2013, we currently anticipate funding the new company with approximately $300 million at separation. We expect this initial cash will fund the new company’s operations through significant potential corporate milestones for approximately the next two to three years after the completion of the spin-off, based on current operating plans and financial forecasts. Changes in our development or operating plans, the timing of, and our cash balance at the time of the spin-off, however, could affect the amount of cash available for the two companies at the time of separation and the initial cash funding needed to adequately capitalize both companies.

Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK which could total as much as $190.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential milestone payments, we estimate up to $110.0 million could be payable during the remainder of 2013, and all the milestone payments could be payable by the end of 2014.

In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. As of June 30, 2013, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. If sufficient performance conditions are achieved in 2013, then we would recognize up to $9.5 million related to cash bonus expense in 2013.

Adequacy of cash resources to meet future needs

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans and financial forecasts. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, we regularly explore debt restructuring and/or reduction alternatives, including through tender offers, redemptions, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(in millions)	2013	2012
Net cash used in operating activities	$(48.3)	$(75.7)
Net cash used in investing activities	$(118.5)	$(24.7)
Net cash provided by financing activities	$271.3	$216.7

Cash Flows from Operating Activities

Cash used in operating activities is primarily driven by net loss, excluding the effect of non-cash charges or differences in the timing of cash flows and earnings recognition.

Net cash used in operating activities in the six-months ended June 30, 2013 was $48.3 million, which was primarily due to:

•                  $61.1 million used in operating expenses, after adjusting for non-cash related items of $16.8 million consisting primarily of stock-based compensation expense of $13.3 million, depreciation and amortization expenses of $3.9 million, and rent expense of $0.4 million;

•                  $2.6 million use for interest payments on convertible subordinated notes payable;

•                  $2.5 million used to increase work-in-process inventory;

•                  $1.2 million used to increase receivable from collaborative arrangements related to reimbursement of R&D services;

•                  $8.2 million increase for cash net of third party expenses for the termination of our royalty participation agreement;

•                  $6.5 million received in upfront fees from collaboration agreements with Clinigen, R-Pharm and Hikma; and

•                  $4.0 million increase in accrued liabilities due to $3.0 million increase in accrued personnel-related expenses pay out of the 2011 bonus plan, accrued clinical and development expense, and other accrued liabilities, and $1.0 million increase in accounts payable primarily due to the timing of payments.

Net cash used in operating activities in the six-months ended June 30, 2012 was $75.7 million, which was primarily due to:

•                  $62.8 million used in operating expenses, after adjusting for non-cash related items of $15.4 million consisting primarily of stock-based compensation expense of $12.2 million, depreciation and amortization expenses of $3.6 million, partially offset by a reduction of rent expense of $0.3 million;

•                  $6.0 million used to decrease accrued liabilities due to a $6.0 million decrease in accrued personnel-related expenses, accrued clinical and development expense primarily due to timing of payments; and

•                  $4.3 million used to increase work-in-process inventory.

Cash Flows from Investing Activities

Net cash used in investing activities in the six-months ended June 30, 2013 was $118.5 million, which was primarily due to $87.2 million in cash balances being invested in short-term investments and long-term marketable securities and $30.0 million used for a registrational milestone payment to GSK for approval of BREO™ ELLIPTA™.

Net cash used in investing activities in the six months ended June 30, 2012 was $24.7 million, which was primarily due to cash balances being invested in short-term investments and long-term marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2013 was $271.3 million, which was primarily due to the net proceeds of $281.2 million received from the January 2013 issuance of 2.125% convertible subordinated notes due in 2023 and net proceeds from the issuance of common stock of $26.4 million, less $36.8 million of payments on privately-negotiated capped call option transactions in connection with the issuance of the notes.

Net cash provided by financing activities in the six months ended June 30, 2012 was $216.7 million, which was primarily due to $212.5, net of issuance costs, received from the sale of our common stock to an affiliate of GSK.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements at June 30, 2013.

In 2011, we granted special long-term retention and incentive RSAs to members of senior management and special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. The maximum potential expense associated with this program is $31.9 million related to stock-based compensation expense and $38.2 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. As of June 30, 2013, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. If sufficient performance conditions are achieved in 2013, then we would recognize up to $7.6 million in stock-based compensation expense associated with these RSAs and $9.5 million related to cash bonus expense in 2013.

Contractual Obligations and Commercial Commitments

There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK which could total as much as $190.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential milestone payments, we estimate up to $110.0 million could be payable during the remainder of 2013, and all the milestone payments could be payable by the end of 2014. We have not recognized any liabilities relating to this agreement at June 30, 2013.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

During the first six months of 2013, there have been no significant changes in our market risk or how our market risk is managed, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) (i) is recorded, processed, summarized and reported within required time periods and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Risks Related to our Business

If the commercialization of BREO™ ELLIPTA™ in the countries in which it has received regulatory approval encounter any delays or adverse developments, or perceived delays or adverse developments, or if sales do not meet investor expectations, our business will be harmed, and the price of our securities could fall.

In May 2013, the U.S. Food and Drug Administration (FDA) approved BREO™ ELLIPTA™ (FF/VI 100/25 mcg) as an inhaled long-term, once-daily maintenance treatment of airflow obstruction in patients with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and/or emphysema. It is also indicated to reduce exacerbations of COPD in patients with a history of exacerbations. In addition, in July 2013, Health Canada approved BREO™ ELLIPTA™ (100/25mcg) for the long-term, once-daily maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema, and for the reduction of exacerbations of COPD in patients with a history of exacerbations. Under our agreements with our collaborative partner GSK, GSK has full responsibility for commercialization of BREO™ ELLIPTA™. Following the FDA and Health Canada approvals, it is anticipated that BREO™ ELLIPTA™ will be made available by GSK in the U.S. during the third quarter of 2013 and in Canada in the fall of 2013. Any delays or adverse developments or perceived delays or adverse developments with respect to the commercialization of BREO™ ELLIPTA™ in the U.S. or Canada, including if sales do not meet investor expectations, will significantly harm our business and could cause the price of our securities to fall.

If regulatory authorities determine that the Phase 3 programs for FF/VI in asthma and/or outside the U.S. for COPD do not demonstrate adequate safety and efficacy, the continued development of FF/VI may be significantly delayed, it may not be approved by these regulatory authorities, and even if approved it may be subject to restrictive labeling, any of which will harm our business, and the price of our securities could fall.

During the first quarter of 2012, we announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma. In July 2012, GSK submitted a regulatory application for FF/VI (proposed brand name RELVAR™ ELLIPTA™) in Europe for both COPD and asthma, as well as to other regulatory agencies throughout the world, which applications have been accepted for review. In September 2012, GSK announced that it was commencing an additional Phase 3 study to complete the U.S. asthma filing package. The Phase 3b program for FF/VI in COPD commenced in February 2011. Any adverse developments or results or perceived adverse developments or results with respect to the FF/VI regulatory submissions, such as the recent withdrawal of the COPD submission from the current Japanese New Drug Application, the asthma Phase 3 study or the Phase 3b program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  not every study, nor every dose in every study, in the Phase 3 programs for FF/VI achieved its primary endpoint and regulatory authorities may determine that additional clinical studies are required;

•                  inability to gain, or delay in gaining, regulatory approval outside the U.S. for the new ELLIPTA™ investigational dry powder inhaler used in these programs;

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

•                  regulatory authorities determining that the Phase 3 program in asthma, or outside the U.S., in COPD, raises safety concerns or does not demonstrate adequate efficacy; or

•                  any change in FDA policy or guidance regarding the use of LABAs to treat asthma.

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

If UMEC/VI receives an unfavorable outcome at the FDA’s Pulmonary-Allergy Drugs Advisory Committee in September 2013, if the FDA does not approve UMEC/VI on the December 18, 2013 PDUFA goal date, if FDA’s action on UMEC/VI is delayed beyond the PDUFA goal date, or if regulatory authorities determine that the Phase 3 program for UMEC/VI for the treatment of COPD does not demonstrate adequate safety and efficacy, continued development of UMEC/VI will be significantly delayed or terminated, our business will be harmed, and the price of our securities could fall.

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

•                  inability to gain, or delay in gaining, regulatory approval outside the U.S. for the new ELLIPTA™ investigational dry powder inhaler used in the program;

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

•                  any unfavorable announcements made, or comments emanating from, the FDA’s Pulmonary-Allergy Drugs Advisory Committee meeting in September 2013; or

•                  any change in FDA policy or guidance regarding the use of LABAs combined with a LAMA to treat COPD.

If the MABA program for the treatment of COPD encounters further delays, does not demonstrate safety and efficacy or is terminated, our business will be harmed, and the price of our securities could fall.

The lead compound, GSK961081 (‘081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK has completed a Phase 2b study, a Phase 1 study in combination with fluticasone propionate (FP), an inhaled corticosteroid (ICS), and a number of Phase 3-enabling non-clinical studies. GSK recently initiated preclinical Phase 3 enabling studies in the combination ‘081/FF program. For ‘081 monotherapy, we were recently informed by GSK that the Phase 3 study will not be initiated in 2013. Any delays or adverse developments or results or perceived adverse developments or results with respect to the MABA program will harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  the FDA and/or other regulatory authorities determining that any of these studies do not demonstrate adequate safety or efficacy, or that additional non-clinical or clinical studies are required with respect to the MABA program;

•                  the inability to gain, or delay in gaining, regulatory approval outside the U.S. for the ELLIPTA™ dry powder inhaler used in the program;

•                  safety, efficacy or other concerns arising from clinical or non-clinical studies in this program; or

•                  any change in FDA policy or guidance regarding the use of MABAs to treat COPD.

In April 2013 we announced our intention to separate our businesses into two independent publicly traded companies by separating our late-stage partnered respiratory assets from our biopharmaceutical operations, and the ongoing process to separate the two businesses may divert the attention of our management and employees, may disrupt our operations, will increase our professional services expenses and is subject to other risks.

On April 25, 2013 we announced our intention to separate our businesses into two independent publicly traded companies. On August 1, 2013, the company to be spun-off, Theravance Biopharma, Inc., filed a preliminary Form 10 with the SEC. Theravance will continue to manage all development and commercial responsibilities under the LABA collaboration with GSK and associated potential royalty revenues from FF/VI (RELVAR™ ELLIPTA™ or BREO™ ELLIPTA™), UMEC/VI (ANORO™ ELLIPTA™) and VI monotherapy, and Theravance Biopharma, Inc., will be a biopharmaceutical company focusing on the discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need. Our ability to effect the business separation is subject to the completion of numerous tasks, including but not limited to the preparation of audited financial statements for the new company, the completion of required regulatory filings, the receipt of a private letter ruling from the Internal Revenue Service (should we determine to proceed on a tax-free basis), and obtaining the consent of third parties to the transfer of contractual rights to the new company. The failure to obtain necessary approvals and consents could delay or make impractical our plan to effect the business separation. In addition, other transactions or developments could delay, prevent the completion of, or otherwise adversely affect the planned business separation. If the business separation is delayed or not consummated for any reason, we will not realize the anticipated benefits of the business separation as expected or at all.

The process of planning for and effecting the business separation will continue to demand a significant amount of time and effort from our management and certain employees. The diversion of our management’s and employees’ attention to the business separation process may disrupt our operations and may adversely impact the progress of our discovery and development efforts, disrupt our relationships with collaborators and increase employee turnover.

We currently anticipate funding the new company with approximately $300 million at separation. We expect this initial cash will fund the new company’s operations through significant potential corporate milestones for approximately the next two to three years after the completion of the spin-off, based on current operating plans and financial forecasts. Changes in our development or operating plans, the timing of, and our cash balance at the time of, the spin-off, however, could affect the amount of cash available for the two companies at the time of separation and the initial cash funding needed to adequately capitalize both companies. In addition, any delays in completion of the planned separation may increase the amount of time, effort, and expense that the Company devotes to the transaction and reduce the amount of funding available to both companies.

We cannot assure you that we will not undertake additional restructuring activities, that the planned business separation will be completed or if completed will succeed, or that the actual results will not differ materially from the results that the Company anticipates.

We will continue to incur significant expenditures for professional services in connection with our planning and implementation of the business separation, including financial advisory, accounting and legal fees.

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

If we cannot identify a suitable commercialization partner for VIBATIV® in the U.S. we will need to develop the capability to market, sell and distribute the product.

Our general strategy is to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure. VIBATIV® was returned to Theravance by Astellas Pharma Inc. (Astellas) (our former VIBATIV® collaboration partner) in January 2012, and if a suitable commercialization partner in the U.S. cannot be identified for this product, we intend to reintroduce it in the U.S. in 2013 ourselves. At present, we have no sales or distribution personnel and a limited number of marketing personnel. The risks of commercializing VIBATIV® in the U.S. without a partner include:

•                  costs and expenses associated with creating an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, which costs and expenses could, depending on the scope and the method of the marketing effort, exceed any product revenue from VIBATIV® for several years;

•                  our unproven ability to recruit and retain adequate numbers of effective sales and marketing personnel;

•                  the unproven ability of sales personnel to obtain access to or educate adequate numbers of physicians about prescribing VIBATIV® in appropriate clinical situations; and

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

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

Although VIBATIV®, discovered and developed by us, is approved in the U.S. and Canada, and BREO™ ELLIPTA™, developed in collaboration with GSK, is approved in the U.S. and Canada, none of our other product candidates have been approved by regulatory authorities. We are uncertain whether any of our other product candidates and our collaborative partners’ product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery may not result in the creation of successful medicines. The risk of failure for our product candidates is high. For example, in late 2005, we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301, and GSK discontinued development of TD-5742, the first LAMA compound licensed from us, after completing a single-dose Phase 1 study. In addition, although we believe the results of our Phase 2b program with TD-1211, our investigational mu-opioid antagonist, support progression into Phase 3 development, the FDA appears to be exploring whether there is evidence of a potential cardiovascular class effect related to opioid withdrawal associated with mu-opioid antagonists. Accordingly, we are currently evaluating our Phase 3 strategy due to the potentially evolving FDA requirements in this area. The data supporting our drug discovery and development programs is derived solely from laboratory experiments, non-clinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing or early clinical testing stages.

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

We rely on a single manufacturer for the Active Pharmaceutical Ingredient (API) for telavancin and a separate, single manufacturer for VIBATIV® drug product supply. Our business will be harmed if either of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV® drug product. If, for any reason, either single-source third party manufacturer of telavancin API or of VIBATIV® drug product is unable or unwilling to perform, or if its performance does not meet regulatory requirements, including maintaining current Good Manufacturing Practice (cGMP) compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or finished drug product in a timely manner. Any inability to acquire sufficient quantities of API or finished drug product in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV® and could cause the price of our securities to fall.

Our previous VIBATIV® commercialization partner failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization. In addition, the E.U. marketing authorization for VIBATIV® has been suspended since May 2012 because our previous VIBATIV® commercialization partner’s single-source VIBATIV® drug product supplier at that time did not meet cGMP requirements for the manufacture of VIBATIV®. In May 2012, we entered into an agreement with Hospira Worldwide, Inc. (Hospira) to supply VIBATIV® drug product. In June 2013 the FDA approved Hospira as a VIBATIV® drug product manufacturer. Although we believe that Hospira will be a reliable supplier of VIBATIV® drug product, if it cannot perform or if its performance does not meet regulatory requirements, including maintaining cGMP compliance, and if commercial manufacture of VIBATIV® drug product cannot be arranged elsewhere on a timely basis, the commercialization of VIBATIV® in the U.S. will continue to be adversely affected and the commercial introduction of VIBATIV® in the E.U. and Canada will be further delayed.

We rely on a single source of supply for a number of our product candidates, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We have limited in-house production capabilities for preclinical and clinical study purposes, and depend primarily on a number of third-party API and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, we may not be able to locate alternative manufacturers or enter into acceptable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay preclinical and clinical studies, prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our API and drug product are subject to the FDA’s cGMP regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

Our manufacturing strategy presents the following additional risks:

•                  because of the complex nature of many of our compounds, our manufacturers may not be able to successfully manufacture our APIs and/or drug products in a cost effective and/or timely manner and changing manufacturers for our APIs or drug products could involve lengthy technology transfer, validation and regulatory qualification activities for the new manufacturer;

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

Even if we receive regulatory approval for our product candidates, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. For example, the U.S. labeling for VIBATIV® contains a number of boxed warnings. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. In addition, the VIBATIV® labeling for hospital-acquired and ventilator associated bacterial pneumonia (HABP/VABP) in the U.S. and the E.U. specifies that VIBATIV® should be reserved for use when alternative treatments are not suitable. These restrictions make it more difficult to market VIBATIV®. With VIBATIV® approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing.

In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers’ facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. For example, during the fourth quarter of 2011, the third party manufacturer of VIBATIV® drug product utilized by Theravance’s former commercialization partner notified the FDA of an ongoing investigation related to its production equipment and processes. In response to this notice, Theravance’s former VIBATIV® commercialization partner placed a voluntary hold on distribution of VIBATIV® to wholesalers and cancelled pending orders for VIBATIV® with this manufacturer. In April 2013, we were advised by the FDA that its consent decree with the manufacturer prohibited the distribution of the VIBATIV® drug product lots previously manufactured but unreleased by this manufacturer. As a result of this supply termination, commercialization of VIBATIV® ceased for well over a year.

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

The risks identified in this risk factor relating to regulatory actions and oversight by agencies in the U.S. and throughout the world also apply to the commercialization of partnered products by our collaboration partners, and such regulatory actions and oversight may limit our collaboration partners’ ability to commercialize such products, which could materially and adversely affect our business and financial condition, which may cause the price of our securities to fall.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of June 30, 2013, we had an accumulated deficit of approximately $1.4 billion.

We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. For example, TD-9855 in our MARIN program is in Phase 2 studies for both attention-deficit/hyperactivity disorder (ADHD) and fibromyalgia and our LAMA compound TD-4208 commenced a Phase 2b study in December 2012. Also, in July 2012, we announced positive results from the key study in our Phase 2b program with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. Though we are seeking to partner this program, we may choose to progress TD-1211 into Phase 3 studies by ourselves, which would increase our anticipated operating expenses substantially. Furthermore, should we decide to commercialize VIBATIV® in the United States without a partner, we will incur costs and expenses associated with creating an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates or commercialize VIBATIV® and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans and financial forecasts, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans and financial forecasts change, we may seek additional funding sooner in the form of public or private equity offerings or debt financings. For example, if we chose to conduct Phase 3 studies with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation by ourselves our capital needs would increase substantially. In addition, we initiated two Phase 2 studies with TD-9855 in the MARIN program and a Phase 2b study with our LAMA compound, TD-4208. We also intend to invest in other assets in our pipeline, including programs in earlier-stage clinical development and late-stage discovery. In addition, under our LABA collaboration with GSK, in the event that a product containing vilanterol (VI), which is the LABA product candidate in FF/VI, UMEC/VI and UMEC/VI/FF (or the Closed Triple) and which was discovered by GSK, is successfully developed and commercialized in multiple regions of the world as both a single-agent and a combination product or two different combination products, we will be obligated to pay GSK milestone payments that could total as much as $190.0 million. Of these potential milestone payments, we estimate that up to $110.0 million could be payable during the remainder of 2013 and that all the milestone payments could be payable by the end of 2014. We are not entitled to receive any further milestone payments from GSK under the LABA collaboration. Future financing to meet our capital needs may not be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

VIBATIV® may not be accepted by physicians, patients, third party payors, or the medical community in general.

The commercial success of VIBATIV® depends upon its acceptance by physicians, patients, third party payors and the medical community in general. We cannot be sure that VIBATIV® will be accepted by these parties. VIBATIV® competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, VIBATIV® for the treatment of complicated skin and skin structure infections (cSSSI) and HABP/VABP caused by susceptible Gram-positive bacteria in adult patients is a suitable alternative to vancomycin and other antibacterial drugs in certain clinical situations, we may never generate meaningful revenue from VIBATIV® which could cause the price of our securities to fall. The degree of market acceptance of VIBATIV® depends on a number of factors, including, but not limited to:

•                  the demonstration of the clinical efficacy and safety of VIBATIV®;

•                  the experiences of physicians, patients and payors with the use of VIBATIV® in the U.S.;

•                  potential negative perceptions of physicians related to product shortages and regional supply outages that halted commercialization of VIBATIV®, stemming from the manufacturing issues at the previous drug product supplier;

•                  potential negative perceptions of physicians related to the European Commission’s suspension of marketing authorization for VIBATIV® because our previous VIBATIV® commercialization partner’s single-source VIBATIV® drug product supplier did not meet the cGMP requirements for the manufacture of VIBATIV®;

•                  the advantages and disadvantages of VIBATIV® compared to alternative therapies;

•                  our ability to educate the medical community about the appropriate circumstances for use of VIBATIV®;

•                  the reimbursement policies of government and third party payors; and

•                  the market price of VIBATIV® relative to competing therapies.

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned.

We entered into our LABA collaboration agreement with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our VIBATIV® collaboration agreement with Astellas in November 2005, which was terminated by Astellas in January 2012. In October 2012, we entered into an exclusive development and commercialization agreement with Alfa Wassermann for velusetrag, our lead compound in the 5-HT4 program, covering the European Union (EU), Russia, China, Mexico and certain other countries, and we entered into a research collaboration and license agreement with Merck to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease on an exclusive, worldwide basis. In March 2013, we entered into a commercialization agreement with Clinigen Group plc for VIBATIV® in the European Union and certain other European countries (including Switzerland and Norway). In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of FF/VI, UMEC/VI, UMEC/VI/FF (or the Closed Triple), VI monotherapy and any product candidates in the MABA program. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and, if approved, commercialization. The Merck and Alfa Wassermann agreements provide us with research and development funding, respectively, for the programs under license, and if either partner decides not to progress the licensed program, we may not be able to develop or commercialize the program on our own.

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they may terminate our partnership with them as Astellas did in January 2012 with its VIBATIV® agreement. In either event, we may be unable to assume the development and commercialization of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. If a partner elected to promote its own products and product candidates in preference to those licensed from us, future payments to us could be reduced and our business and financial condition would be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

We have active collaborations with GSK for FF/VI, UMEC/VI, UMEC/VI/FF (or the Closed Triple), VI monotherapy and the MABA program, with Alfa Wassermann for velusetrag, with Merck for novel small molecule therapeutics for the treatment of cardiovascular disease, with Clinigen for VIBATIV® for the EU, and with other companies for regional development and commercialization of VIBATIV®. Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator or for territory that is not covered by the collaboration, and to commercialize these product candidates if approved by the necessary regulatory authorities. Each of velusetrag, our lead compound in the 5-HT4 program, TD-1792, our investigational antibiotic and TD-4208, our LAMA compound, has successfully completed a Phase 2 proof-of-concept study, and in July 2012 we reported positive results from a Phase 2b study with TD-1211, the lead compound in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. In addition, in connection with the expansion of the MABA program under the strategic alliance with GSK in October 2011, GSK relinquished its right to option our MARIN program with TD-9855 and our ARNI program. We currently intend to seek additional third parties with which to pursue collaboration arrangements for the development and commercialization of our development programs and for the future commercialization of VIBATIV® in regions where it is not currently partnered. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to pursue alternative products. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates which may cause the price of our securities to fall.

We depend on third parties in the conduct of our clinical studies for our product candidates.

We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of our non-clinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our non-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that our clinical studies are conducted in accordance with good clinical practices (“GCPs”) and other regulations as required by the FDA and foreign regulatory authorities, and the applicable protocol. Failure by these parties to comply with applicable regulations, GCPs and protocols in conducting studies of our product candidates can result in a delay in our development programs or non-approval of our product candidates by regulatory authorities.

The FDA enforces GCPs and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators and trial sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GCPs, the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, could result in significant additional costs and could cause the price of our securities to fall.

We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products before or more successfully than we do.

Our ability to succeed in the future depends on our ability to demonstrate and maintain a competitive advantage with respect to our approach to the discovery and development of medicines. Our objective is to discover, develop and commercialize new small molecule medicines with superior efficacy, convenience, tolerability and/or safety using our proprietary insight in chemistry, biology and multivalency, where applicable. We expect that any medicines that we commercialize with our collaborative partners will compete with existing or future market-leading medicines.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. VIBATIV® must demonstrate these advantages in certain circumstances, as it competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a number of companies, and a number of existing antibacterial drugs marketed by major and other pharmaceutical companies. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

As of June 30, 2013, GSK beneficially owned approximately 26.5% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock in certain circumstances. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

As of June 30, 2013, GSK beneficially owned approximately 26.5% of our outstanding capital stock. GSK may vote at its sole discretion on any proposal to effect a change of control of us or for us to issue equity securities to one or more parties that would result in that party or parties beneficially owning more than 20% of our outstanding capital stock. Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us. For example, GSK may offer to acquire 100% of our outstanding stock from stockholders in certain circumstances, such as if we are faced with a hostile acquisition offer or if our board of directors acts in a manner to facilitate a change in control of us with a party other than GSK. As a result of GSK’s significant ownership and its rights under the governance agreement, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2013, we owned 346 issued United States patents and 1323 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical products and will be increased upon the reintroduction of VIBATIV®. Side effects of, or manufacturing defects in, products that we or our partners develop or commercialize could result in the deterioration of a patient’s condition, injury or even death. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits tends to increase. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class. Also, changes in laws outside the U.S. are expanding our potential liability for injuries that occur during clinical trials. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the applicable products.

Although we maintain general liability and product liability insurance, this insurance may not fully cover potential liabilities and we cannot be sure that our insurer will not disclaim coverage as to a future claim. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business. The cost of defending any product liability litigation or other proceeding, even if resolved in our favor, could be substantial and uncertainties resulting from the initiation and continuation of product liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability claims could also harm our reputation, which may adversely affect our and our partners’ ability to commercialize our products successfully, which could cause the price of our securities to fall.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                  any adverse developments or results or perceived adverse developments or results with respect to the development or commercialization of FF/VI with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for FF/VI or any indication from clinical or non-clinical studies, including the large Phase 3b program, that FF/VI is not safe or efficacious;

•                  any adverse developments or results or perceived adverse developments or results with respect to the development of UMEC/VI with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for UMEC/VI, any indication from clinical or non-clinical studies that UMEC/VI is not safe or efficacious or any unfavorable outcome from the FDA’s Pulmonary-Allergy Drugs Advisory Committee meeting in September 2013;

•                  any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including, without limitation, any further delays encountered in progressing the MABA program, any difficulties or delays encountered with regard to the regulatory path for GSK961081, either alone or in combination with other therapeutically active ingredients, or any indication from non-clinical studies of GSK961081 that the compound is not safe or efficacious;

•                  any further adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV®;

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

•                  GSK’s decisions whether or not to purchase, on a quarterly basis, sufficient shares of our common stock to maintain its ownership percentage taking into account our preceding quarter’s option exercise, equity vesting and debt conversion activity;

•                  any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development or have commercialized;

•                  our incurrence of expenses in any particular quarter that are different than market expectations;

•                  the extent to which GSK advances (or does not advance) FF/VI, UMEC/VI, UMEC/VI/FF (or the Closed Triple), VI monotherapy and the MABA program through development into commercialization in all indications in all major markets;

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

•                  any adverse developments or perceived adverse developments with respect to our partnering efforts with VIBATIV®, velusetrag, TD-1211, TD-9855, TD-4208, TD-1792 or our ARNI program;

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

•                  relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 33.9% of our outstanding capital stock as of June 30, 2013 based on our review of publicly available filings);

•                  any adverse developments or perceived adverse developments with respect to the proposed business separation; and

•                  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of June 30, 2013, GSK beneficially owned approximately 26.5% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 5.0% of our outstanding capital stock. Based on our review of publicly available filings as of June 30, 2013, our three largest stockholders other than GSK collectively owned approximately 33.9% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2013, we completed the sale of 193,563 shares of our common stock to Glaxo Group Limited, an affiliate of GSK, at a price of $34.61 per share, resulting in aggregate gross proceeds of $6.7 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no underwriting discounts or commissions were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07

4.3	Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08

4.4	Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)

4.5	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

10.1	Royalty Participation Agreement between Theravance, Inc. and Elan Corporation, PLC dated May 12, 2013	8-K	5/16/13

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter and first two quarters ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

+ Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.
(Registrant)

August 1, 2013	/s/ Rick E Winningham
Date	Rick E Winningham
Chief Executive Officer

August 1, 2013	/s/ Michael W. Aguiar
Date	Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer