Form 10-K
period 2013-12-31
THERAVANCE INC
filed 2014-03-03
CIK 1080014

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Market on June 30, 2013 was $1,657,233,711.

         On February 14, 2014, there were 111,976,127 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2014 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE, INC.

2013 Form 10-K Annual Report

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

 PART I

ITEM 1.    BUSINESS

Overview

        Theravance, Inc. (Theravance, the Company, the Registrant or we and other similar pronouns) is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. Theravance's key programs include: RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, "FF/VI"), ANORO™ ELLIPTA™ (umeclidinium bromide/vilanterol, "UMEC/VI") and MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), each partnered with Glaxo Group Limited (GSK), and our Long-Acting Muscarinic Antagonist program. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need. Our headquarters are located at 901 Gateway Boulevard, South San Francisco, California 94080. Theravance was incorporated in Delaware in November 1996 under the name Advanced Medicine, Inc. and began operations in May 1997. The Company changed its name to Theravance, Inc. in April 2002.

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

        In April 2013, Theravance announced that its Board of Directors approved plans to separate its businesses into two independent publicly traded companies. The company to be spun-off, Theravance Biopharma, Inc. (Theravance Biopharma), filed an initial Form 10 with the SEC on August 1, 2013 and filed amendments of its Form 10 with the SEC on September 27, 2013, October 29, 2013 and November 22, 2013. After the spin-off, Theravance will be responsible for all development and commercial activities under the LABA collaboration and the Strategic Alliance agreements with GSK. Theravance will be eligible to receive the associated potential royalty revenues from FF/VI (RELVAR®/BREO® ELLIPTA®), UMEC/VI (ANORO™ ELLIPTA™) and potentially VI monotherapy and 15% of the potential royalty revenues from UMEC/VI/FF, MABA, and MABA/FF and other products that may be developed under the LABA collaboration and Strategic Alliance agreements. Theravance Biopharma will be a biopharmaceutical company focused on discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need. The result will be two independent, publicly traded companies with different business models enabling investors to align their investment philosophies with the strategic opportunities and financial objectives of the two independent companies.

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

Our Relationship with GSK

LABA Collaboration

        In November 2002, we entered into our long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO™ ELLIPTA™ (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (LAMA), umeclidinium bromide (UMEC), with a LABA, VI. Under the collaboration agreements between the parties, GSK and Theravance are exploring various paths to create triple therapy medications. The use of triple therapy is supported by the GOLD (Global initiative for chronic Obstructive Lung Disease) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA® investigational dry powder inhaler, which triple therapy program GSK has referred to as Diamond. GSK recently announced its goal of advancing Diamond into Phase 3 in either 2014 or 2015. For the treatment of asthma, RELVAR® ELLIPTA® is approved in multiple regions outside of North America and the collaboration is further developing FF/VI for the U.S. The FF/VI program is aimed at developing a once-daily combination LABA/ICS to succeed GSK's Advair® /Seretide™ (salmeterol and fluticasone as a combination) franchise, which had reported 2013 sales of approximately $8.3 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which had reported 2013 sales of approximately $3.5 billion. ANORO™ ELLIPTA™, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2012 sales of approximately $4.7 billion.

        In the event that a product containing VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential payments to GSK for registrational and launch-related milestone fees, we have paid a total of $85.0 million and accrued a liability of $40.0 million as of

December 31, 2013 and recorded an additional $15.0 million payment in January 2014. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful life. We estimate the remaining potential milestone payments of $80.0 million could be payable by the end of 2014.

        Total milestone fees paid of $85.0 million as of December 31, 2013 resulted from the following:

  •
  In May 2013, the U.S. Food and Drug Administration (FDA) approved BREO® ELLIPTA® as an inhaled long-term, once-daily maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema. It is also indicated to reduce exacerbations of COPD in patients with a history of exacerbations.

  •
  In September 2013, the Japanese Ministry of Health, Labour and Welfare (MHLW) approved RELVAR® ELLIPTA® for the treatment of bronchial asthma in cases where concurrent use of inhaled corticosteroid and long-acting inhaled beta2 agonist is required.

  •
  In October 2013, BREO® ELLIPTA® was launched in the U.S. for the treatment of COPD.

  •
  In November 2013, the European Commission granted marketing authorization for RELVAR® ELLIPTA® for the regular treatment of asthma and the systematic treatment of COPD.

        Total milestone fees accrued as liabilities of $40.0 million as of December 31, 2013 resulted from the following:

  •
  In December 2013, RELVAR® ELLIPTA® was launched in Japan for the treatment of bronchial asthma.

  •
  In December 2013, the U.S. FDA approved ANORO™ ELLIPTA™ as a combination anticholinergic/long-acting beta2-adrenergic agonist (LABA) indicated for the long-term, once-daily, maintenance treatment of airflow obstruction in patients with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and/or emphysema.

        Total milestone fees recorded of $15.0 million in January 2014 resulted from the following:

  •
  In January 2014, RELVAR® ELLIPTA® was launched in the European Union.

        We are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

        In March 2004, we entered into our strategic alliance with GSK (the Strategic Alliance agreement and the LABA collaboration are together referred to herein as the GSK Agreements). Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. Upon GSK's decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. GSK has no further option rights on any of our research or development programs under the strategic alliance.

        In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the "Additional MABAs"). GSK's development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to GSK961081 ('081), the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing '081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing '081 is commercialized as a combination product, such as a '081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS combination, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing '081 is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $129.0 million.

Agreements Entered into with GSK in Connection with the Spin-Off

        In conjunction with the planned spin-off of Theravance Biopharma, on March 3, 2014, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies will implement the spin-off and operate following the spin-off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK's consent to the spin-off provided certain conditions are met. In addition, we and GSK also entered into amendments of our LABA collaboration and Strategic Alliance agreements, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement is currently effective, but will terminate if the spin-off is not effected by June 30, 2014, and the other agreements will become effective upon the spin-off, provided that the spin-off is effected on or before June 30, 2014.

        The amendments to the GSK Agreements do not change the economics or royalty rates. The amendments to the GSK Agreements do provide that GSK's diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of UMEC/VI/FF or a MABA in combination with FF. Upon such regulatory approval, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the collaboration agreement and strategic alliance agreement. Since GSK's commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the spin-off and also products in which we will have retained only a portion of our interests upon the planned spin-off transaction, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the spin-off.

Purchases of Common Stock by GSK

        Prior to 2013, affiliates of GSK purchased an aggregate of 26,411,103 shares of our common stock. In 2013, GSK purchased 3,504,970 shares of our common stock pursuant to its periodic "top-up" rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for a total investment of $126.0 million. As of February 14, 2014, GSK beneficially owned approximately 27.0% of our outstanding capital stock.

Program Highlights

Respiratory Programs with GSK

RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol "FF/VI")

        RELVAR®/BREO® ELLIPTA® has been approved by eight regulatory agencies for marketing and has been launched in seven countries as of February 1, 2014.

        In November 2013, the European Commission granted marketing authorization for RELVAR® ELLIPTA®, which is now licensed across 31 European countries. Following approval in Europe, RELVAR® ELLIPTA® for COPD and asthma was launched in the United Kingdom, Germany and Denmark in January 2014.

        In December 2013, RELVAR® ELLIPTA® was launched in Japan following approval in asthma in September 2013.

        In October 2013, BREO® ELLIPTA® for COPD was launched in the United States (U.S.). In addition, BREO® ELLIPTA® for COPD was launched in Canada in January 2014. BREO® ELLIPTA® is not indicated for the relief of acute bronchospasm or for the treatment of asthma.

        BREO® ELLIPTA® is the proprietary name in the U.S. and Canada for the once-daily combination medicine of an inhaled corticosteroid (ICS), fluticasone furoate "FF", and a long-acting beta2-agonist (LABA), vilanterol "VI" (FF/VI) administered using the ELLIPTA®, a dry powder inhaler (DPI). RELVAR® ELLIPTA® is the proprietary name for FF/VI outside of the U.S. and Canada.

Fluticasone Furoate/Vilanterol "FF/VI"

        In December 2013, GSK and Theravance announced positive results from a Phase 3 efficacy and safety study of FF/VI designed to support a potential filing for an asthma indication for adults in the U.S. These results will inform GSK's discussions with the FDA on the regulatory requirements of an asthma indication for FF/VI in the U.S.

ANORO™ ELLIPTA™ (umeclidinium bromide/vilanterol, UMEC/VI)

        On December 18, 2013, the U.S. Food and Drug Administration (FDA) approved ANORO™ ELLIPTA™ as a combination anticholinergic/long-acting beta2-adrenergic agonist (LABA) indicated for the long-term, once-daily, maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema. ANORO™ ELLIPTA™ is not indicated for the relief of acute bronchospasm or for the treatment of asthma. Following this approval by the FDA, it is anticipated that launch activities in the U.S. will commence during the first quarter of 2014.

        ANORO™ ELLIPTA™ (umeclidinium and vilanterol inhalation powder) is the first once-daily product approved in the U.S. that combines two long-acting bronchodilators in a single inhaler for the maintenance treatment of COPD. The FDA-approved strength is umeclidinium/vilanterol 62.5 mcg/25 mcg. ANORO™ ELLIPTA™ is the proposed proprietary name for UMEC/VI, a combination of two bronchodilator molecules—umeclidinium, a long-acting muscarinic antagonist (LAMA) and VI, a LABA, administered using the ELLIPTA™ inhaler.

        In addition, ANORO™ ELLIPTA™ (UMEC/VI 62.5/25mcg) was approved for COPD in Canada on December 23, 2013.

        UMEC/VI is under regulatory review by a number of regulatory authorities, including the European Medicines Agency (EMA) and the Japanese Ministry of Health, Labour and Welfare. In February 2014, the EMA's Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending marketing authorization for UMEC/VI under the proposed brand name ANORO® as a once-daily, maintenance bronchodilator treatment to relieve symptoms in adult patients with COPD. A CHMP positive opinion is one of the final steps before marketing authorization is granted by the European Commission, but does not always result in marketing authorization. A final decision by the European Commission is anticipated during the second quarter of 2014.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)—GSK961081

        GSK961081 ('081) is an investigational, single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activities. '081 has completed a Phase 2b study, a Phase 1 study in combination with fluticasone propionate ("FP"), an ICS, and a number of Phase 3 enabling non clinical studies. In mid-2013 GSK made a decision to move away from the twice-daily option with FP in the Diskus® inhaler to the combination of '081/FF delivered once-daily in the ELLIPTA® inhaler which requires additional work on non-clinical studies, manufacturing and a Phase 1 bioequivalence study. Because of this change in program direction the Phase 3 study with '081 monotherapy did not begin in 2013 and we believe it is unlikely that a Phase 3 study with '081 monotherapy will commence even in 2014. Preclinical Phase 3-enabling studies with the combination '081/FF are ongoing to explore its potential as a once-daily medicine delivered in the ELLIPTA™ inhaler.

Theravance Respiratory Program

Long-Acting Muscarinic Antagonist—TD-4208

        We are developing TD-4208, a once daily inhaled nebulized muscarinic antagonist discovered by us, for the treatment of a subset of COPD patients whom we believe are underserved by current hand held products. We believe that such a medicine could serve as a foundation for several combination nebulized products as well as potential metered dose inhaler or dry powder inhaler products. In September 2013, Theravance announced positive topline results from a dose-ranging 7-day cross-over design Phase 2b study of TD-4208, an investigational LAMA, administered once-a-day as a nebulized aqueous solution in patients with moderate to severe COPD. All doses met the primary and secondary efficacy endpoints. The primary efficacy endpoint in this study was change from baseline in trough FEV1 (forced expiratory volume in one second) at the end of Day 7. TD-4208 demonstrated significant bronchodilation over 24 hours. All doses of TD-4208 were generally well tolerated in the study with rates of adverse events comparable to placebo. We intend to initiate the second Phase 2b study with TD-4208 ourselves.

Bacterial Infections Program

VIBATIV® (telavancin)

        Theravance reintroduced VIBATIV® (telavancin) into the U.S. in August 2013. VIBATIV® is approved in the U.S. for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable, and for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible isolates of Gram-positive bacteria, including Staphylococcus aureus, both methicillin-susceptible (MSSA) and methicillin-resistant (MRSA) strains. VIBATIV® is a bactericidal, once-daily, injectable lipoglycopeptide antibiotic with a dual mechanism of action whereby it both inhibits bacterial cell wall synthesis and disrupts bacterial cell membrane function.

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

Norepinephrine and Serotonin Reuptake Inhibitor—TD-9855

        TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor for the treatment of central nervous system conditions such as chronic pain. TD-9855 is being evaluated in an ongoing Phase 2 study in patients with fibromyalgia. Results from the Phase 2 study in fibromyalgia are anticipated to be reported during the first half of 2014. In late 2013 we reported that TD-9855 did not meet the primary efficacy endpoints in a Phase 2 study in adult patients with Attention Deficit/Hyperactivity Disorder.

GI Motility Dysfunction Program

Velusetrag

        Velusetrag, Theravance's oral, once-daily, investigational 5-HT4 agonist partnered with Alfa Wassermann S.p.A., is in a Phase 2 gastrointestinal motility proof-of-concept study in patients with diabetic or idiopathic gastroparesis. Velusetrag, also known as TD-5108, is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. Results from this Phase 2 study are expected during the first half of 2014.

TD-8954

        TD-8954 is a selective 5-HT4 receptor agonist. Theravance recently initiated a Phase 2a study to evaluate the safety, tolerability and pharmacodynamics of a single-dose of TD-8954 administered intravenously compared to metoclopramide in critically ill patients with enteral feeding intolerance. The objective of the study is assessment of adverse events and ability to tolerate feeding.

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

Our Strategy

        Our objective is to discover, develop and commercialize new medicines with superior efficacy, convenience, tolerability and/or safety using our proprietary insight in chemistry, biology and multivalency, where applicable. The key elements of our strategy are to:

        Apply our expertise in chemistry, biology and multivalency to discover and develop superior medicines in areas of significant unmet medical need.    We intend to continue to concentrate our efforts on discovering and developing product candidates where:

  •
  existing drugs have levels of efficacy, convenience, tolerability and/or safety that are insufficient to meet an important medical need;

  •
  we believe our expertise in chemistry, biology and multivalency can be applied to create superior product candidates that are more potent, longer acting and/or more selective than currently available medicines;

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

        Partner with pharmaceutical companies.    Although in certain instances we may choose to pursue late-stage development and commercialization activities on our own, one feature of our strategy is to seek collaborations with pharmaceutical companies to accelerate development and commercialization of our product candidates at the strategically appropriate time. The LABA collaboration and our strategic alliance with GSK, as well as our non-U.S. VIBATIV® development and commercialization agreements, are examples of these types of partnerships.

        Leverage the extensive experience of our people.    We have an experienced senior management team with many years of experience discovering, developing and commercializing new medicines with companies such as Bristol-Myers Squibb Company, Eli Lily and Company, Gilead Sciences and Merck & Co.

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

Manufacturing

        We have limited in-house active pharmaceutical ingredient (API) production capabilities, and we rely primarily on a number of third parties, including contract manufacturing organizations and our collaborative partners, to produce our active pharmaceutical ingredient and drug product. Manufacturing of RELVAR®/BREO® ELLIPTA® (FF/VI) and ANORO™ ELLIPTA™ (UMEC/VI) and for the MABA program is handled by GSK.

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

        We have a single source of supply of telavancin API and another, separate single source of supply of VIBATIV® drug product. If, for any reason, either the single-source third party manufacturer of telavancin API or of VIBATIV® drug product is unable or unwilling to perform, or if its performance does not meet regulatory requirements, including maintaining cGMP compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or finished drug product in a timely manner. Any inability to acquire sufficient quantities of API or finished drug product in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV® and our obligations to our partners.

Government Regulation

        The development and commercialization of VIBATIV® and our product candidates and our ongoing research are subject to extensive regulation by governmental authorities in the United States and other countries. Before marketing in the United States, any medicine must undergo rigorous preclinical studies and clinical studies and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. Outside the United States, the ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical studies, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, the commercialization of medicines is permitted only if the appropriate regulatory authority is satisfied that we have presented adequate evidence of the safety, quality and efficacy of our medicines.

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

        The results of product development, preclinical studies and clinical studies must be submitted to the FDA as part of a new drug application (NDA). The NDA also must contain extensive manufacturing information. NDAs for new chemical entities are subject to performance goals defined in the Prescription Drug User Fee Act (PDUFA) which suggests a goal for FDA action within six months of the 60-day filing date for applications that are granted priority review and ten months of the 60-day filing date for applications that receive standard review. For a product candidate no active ingredient of which has been previously approved by the FDA, the FDA must either refer the product candidate to an advisory committee for review or provide in the action letter on the application for the product candidate a summary of the reasons why the product candidate was not referred to an advisory committee prior to approval. In addition, under the 2009 Food and Drug Administration Amendments Act, the FDA has authority to require submission of a formal Risk Evaluation and Management Strategy (REMS) to ensure safe use of the product. At the end of the review period, the FDA communicates an approval of the NDA or issues a complete response listing the application's deficiencies.

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

        If regulatory approval for a medicine is obtained, the clearance to market the product will be limited to those diseases and conditions for which the medicine is effective, as demonstrated through clinical studies and included in the medicine's labeling. Even if this regulatory approval is obtained, a marketed medicine, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved medicines by carefully monitoring manufacturers' compliance with its cGMP regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packaging of a medicine. The regulations are intended to make sure that a medicine is safe for use, and that it has the ingredients and strength it claims to have. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the medicine or manufacturer, including costly recalls or withdrawal of the medicine from the market.

        We and our collaborative partners are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize products, withdraw approvals, enjoin violations, and institute criminal prosecution, any one or more of which could have a material adverse effect upon our business, financial condition and results of operations.

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

        As of December 31, 2013, we owned 379 issued United States patents and 1,364 granted foreign patents, as well as additional pending United States patent applications and foreign patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds along with methods of design, synthesis, selection and use relevant to multivalency in general and to our research and development programs in particular. In particular, we own the following U.S. patents which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for telavancin: U.S. Patent No. 6,635,618 B2, expiring on September 11, 2023; U.S. Patent No. 6,858,584 B2, expiring on August 24, 2022; U.S. Patent No. 6,872,701 B2, expiring on June 5, 2021; U.S. Patent No. 7,008,923 B2, expiring on May 6, 2021; U.S. Patent No. 7,208,471 B2, expiring on May 1, 2021; U.S. Patent No. 7,351,691 B2, expiring on May 1, 2021; U.S. Patent No. 7,531,623 B2, expiring on January 1, 2027; U.S. Patent No. 7,544,364 B2, expiring on May 1, 2021; U.S. Patent No. 7,700,550 B2, expiring on May 1, 2021; U.S. Patent No. 8,101,575 B2, expiring on May 1, 2021; and U.S. Patent No. 8,158,580 B2, expiring on May 1, 2021.

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

Competition

        Our objective is to discover, develop and commercialize new medicines with superior efficacy, convenience, tolerability and/or safety using our proprietary insight in chemistry, biology and multivalency, where applicable. We expect that any medicines that we commercialize with our collaborative partners or on our own will compete with existing and future market-leading medicines.

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

        LABA Collaboration with GSK.    We anticipate that any approved product from our LABA collaboration with GSK, including RELVAR®/BREO® ELLIPTA® (FF/VI) and ANORO™ ELLIPTA™ (UMEC/VI) will compete with a number of approved bronchodilator drugs and drug candidates under development that are designed to treat asthma and COPD. These include but are not limited to Advair®/Seretide™ (salmeterol and fluticasone as a combination) marketed by GSK, Foradil®/Oxis® (formoterol) marketed by a number of companies, Symbicort® (formoterol and budesonide as a combination) marketed by AstraZeneca, Dulera® (formoterol and mometasone as a combination) marketed by Merck, and Spiriva® (tiotropium) marketed by Boehringer-Ingelheim and Pfizer. Onbrez®/Arcapta® (indacaterol) is marketed in multiple international markets by Novartis and was launched in the United States in 2012. For markets outside of the United States, Novartis is developing indacaterol in combination with an ICS (mometasone). In addition, indacaterol combined with a muscarinic antagonist (Ultibro®) has been developed by Novartis and European regulatory approval and launch was achieved in 2013. Boehringer-Ingelheim is developing a combination product with tiotropium and the long-acting beta agonist olodaterol for the treatment of COPD. In addition, several firms are reported to be developing new formulations of salmeterol- fluticasone and formoterol-budesonide which may be marketed as generics or branded generics relative to the existing products from GSK and AstraZeneca, respectively. In late 2013, the Sandoz division of Novartis announced a first approval for AirFluSal® (a branded generic containing salmeterol-fluticasone) in Denmark with further EU approval expected in coming months. All of these efforts represent potential competition for any product from our LABA collaboration.

        VIBATIV® (telavancin).    VIBATIV® competes with vancomycin, a generic drug that is manufactured by a variety of companies, as well as other drugs marketed to treat complicated skin and skin structure infections and hospital-acquired and ventilator-associated bacterial pneumonia caused by Gram-positive bacteria. Currently marketed products include but are not limited to Cubicin® (daptomycin) marketed by Cubist Pharmaceuticals, Zyvox® (linezolid) and Tygacil® (tigecycline) both marketed by Pfizer, and Teflaro® (ceftaroline) marketed by Forest Laboratories. To compete effectively with these medicines, and in particular with the relatively inexpensive generic option of vancomycin, we will need to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, VIBATIV® is a suitable alternative to vancomycin and other existing or subsequently-developed anti-infective drugs in certain clinical situations.

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

Employees

        As of December 31, 2013, we had 241 employees, of which 183 were engaged primarily in research and development activities. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

ITEM 1A.    RISK FACTORS

Risks Related to our Business

If the commercialization of RELVAR®/BREO® ELLIPTA® in the countries in which it has received regulatory approval encounter any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor expectations, our business will be harmed, and the price of our securities could fall.

        Under our agreements with our collaborative partner GSK, GSK has full responsibility for commercialization of BREO® ELLIPTA® and RELVAR® ELLIPTA®. GSK launched BREO® ELLIPTA® into the U.S. and Canadian markets in October 2013 and January 2014, respectively. GSK launched RELVAR® ELLIPTA® in Japan during December 2013 and in the United Kingdom, Germany and Denmark during January 2014. BREO® ELLIPTA® is the proprietary name in the United States (U.S.) and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada. As we expected, the initial launch of BREO® ELLIPTA® has been relatively slow, as this is a primary care product and we believe it will take time to obtain payor coverage and increase physician awareness. However, any delays or adverse developments or perceived delays or adverse developments with respect to the commercialization of RELVAR®/BREO® ELLIPTA® in the U.S., Europe, Japan, Canada or other countries in which RELVAR®/BREO® ELLIPTA® has received regulatory approval, including if sales or payor coverage do not meet investor expectations, will significantly harm our business and could cause the price of our securities to fall.

If the commercialization of ANORO™ ELLIPTA™ (UMEC/VI) in the U.S. or Canada encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor expectations, our business will be harmed, and the price of our securities could fall.

        Following the December 2013 approval of ANORO™ ELLIPTA™ (UMEC/VI) by the U.S. Food and Drug Administration (FDA), GSK plans to begin U.S. launch activities during the first quarter of 2014. Any delays or adverse developments or perceived delays or adverse developments with respect to the commercialization of ANORO™ ELLIPTA™ in the U.S. or Canada, including if sales or payor coverage do not meet investor expectations, will significantly harm our business and could cause the price of our securities to fall.

Any adverse developments or results or perceived adverse developments or results with respect to the Phase 3 programs for FF/VI in asthma or chronic obstructive pulmonary disease (COPD), for UMEC/VI in COPD or any future studies will significantly harm our business and could cause the price of our securities to fall, and If regulatory authorities in those countries in which approval has not yet been granted determine that the Phase 3 programs for FF/VI in asthma or COPD or the Phase 3 programs for UMEC/VI for COPD do not demonstrate adequate safety and efficacy, the continued development of FF/VI or UMEC/VI or both may be significantly delayed, they may not be approved by these regulatory authorities, and even if approved it may be subject to restrictive labeling, any of which will harm our business, and the price of our securities could fall.

        Although we have announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, additional studies of FF/VI are underway. In September 2012, GSK announced that it was commencing an additional Phase 3 study to complete the U.S. asthma filing package. The Phase 3b program for FF/VI in COPD commenced in February 2011. Any adverse developments or results or perceived adverse developments or results with respect to the asthma Phase 3 study, the COPD Phase 3b program or any future studies will significantly harm our business and could cause the price of our securities to fall.

        Although the FDA and Health Canada approved ANORO™ ELLIPTA™ in December 2013, it has not yet been approved in other countries. GSK submitted a regulatory application for UMEC/VI (proposed brand name ANORO®) for the treatment of COPD in Europe in January 2013 which was accepted for review and in February 2014 GSK and we announced that the European Medicines

Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending marketing authorization for UMEC/VI (under the proposed brand name ANORO®) as a once-daily, maintenance bronchodilator treatment to relieve symptoms in adult patients with COPD. A CHMP positive opinion is one of the final steps before marketing authorization is granted by the European Commission, but does not always result in marketing authorization. A final decision by the European Commission is anticipated during the second quarter of 2014. GSK also submitted a regulatory application for UMEC/VI (proposed brand name ANORO™ ELLIPTA™) in Japan in April 2013, which submission has been accepted for review. GSK plans to make regulatory submissions in other countries for FF/VI and UMEC/VI. Any adverse developments or results or perceived adverse developments or results with respect to these regulatory submissions (such as the 2013 withdrawal of the COPD submission from the Japanese New Drug Application), the FF/VI program, or the UMEC/VI program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

  •
  not every study, nor every dose in every study, in the Phase 3 programs for FF/VI achieved its primary endpoint and regulatory authorities may determine that additional clinical studies are required;

  •
  inability to gain, or delay in gaining, regulatory approval outside the countries in which regulatory approval has already been received, for the new ELLIPTA® investigational dry powder inhaler used in these programs;

  •
  safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs having to do with the LABA VI, which is a component of FF/VI and UMEC/VI;

  •
  safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs. For example, GSK is investigating seven cases of fatal pneumonia in the Phase 3 FF/VI COPD program, six of which were at a dose that is higher than the dose being pursued for approval and a majority of which occurred at one clinical site;

  •
  regulatory authorities determining that the Phase 3 programs in asthma or in COPD raise safety concerns or do not demonstrate adequate efficacy; or

  •
  any change in FDA policy or guidance regarding the use of LABAs to treat asthma or the use of LABAs combined with a LAMA to treat COPD.

        On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA now requires that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, on March 10 and 11, 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as "clinical trial design") to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it is requiring the manufacturers of currently marketed LABAs to conduct additional randomized, double-blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. Results from these post-marketing studies are expected in 2017. It is unknown at this time what, if any, effect these or future FDA actions will have on the prospects for FF/VI. The current uncertainty regarding the FDA's position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in the FDA requiring additional asthma clinical trials in the U.S. for FF/VI and increase the overall risk for FF/VI for the treatment of asthma in the U.S.

If the MABA program for the treatment of COPD encounters further delays, does not demonstrate safety and efficacy or is terminated, our business will be harmed, and the price of our securities could fall.

        The lead compound, GSK961081 ('081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK has completed a Phase 2b study, a Phase 1 study in combination with fluticasone propionate (FP), an inhaled corticosteroid (ICS), and a number of Phase 3-enabling non-clinical studies. GSK recently initiated preclinical Phase 3 enabling studies in the combination '081/FF program. In mid-2013 GSK made a decision to move away from twice-daily option with fluticasone propionate (FP) in the Diskus® inhaler to the combination of '081/FF delivered once-daily in the ELLIPTA™ inhaler which requires additional work on non-clinical studies, manufacturing and a Phase 1 bioequivalence study. We are in further discussions with GSK regarding the '081 monotherapy program but we believe it is unlikely that a Phase 3 study with '081 monotherapy will commence in 2014. Any further delays or adverse developments or results or perceived adverse developments or results with respect to the MABA program will harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

  •
  GSK deciding to further delay or halt development of '081 monotherapy or the combination '081/FF);

  •
  the FDA and/or other regulatory authorities determining that any of the '081 studies do not demonstrate adequate safety or efficacy, or that additional non-clinical or clinical studies are required with respect to the MABA program;

  •
  inability to gain, or delay in gaining, regulatory approval outside the U.S., EU, Canada, Japan and other countries in which regulatory approval has been received, for the new ELLIPTA® investigational dry powder inhaler used in these programs;

  •
  safety, efficacy or other concerns arising from clinical or non-clinical studies in this program; or

  •
  any change in FDA policy or guidance regarding the use of MABAs to treat COPD.

In February 2014, GSK noted an intention to move the UMEC/VI/FF (LABA/LAMA/ICS) program being developed under our LABA collaboration into Phase 3 in 2014 or 2015. If GSK is unable to meet that goal, if the program encounters delays, does not demonstrate safety and efficacy, is terminated, or if there are any adverse developments or perceived adverse developments with respect to the program, our business will be harmed, and the price of our securities could fall.

        Under the collaboration agreements between the parties, GSK and Theravance are exploring various paths to create triple therapy respiratory medications. The use of triple therapy is supported by the GOLD (Global initiative for chronic Obstructive Lung Disease) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two separate bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA® dry powder inhaler, referred to as UMEC/VI/FF. In February 2014, GSK noted an intention to move UMEC/VI/FF into Phase 3 in 2014 or 2015. If GSK is unable to meet that goal, if the program encounters delays, does not demonstrate safety and efficacy, is terminated, or if there are any adverse developments or perceived adverse developments with respect to the program, our business will be harmed, and the price of our securities could fall.

In April 2013 we announced our intention to separate our businesses into two independent, publicly traded companies by separating our late-stage partnered respiratory assets from our biopharmaceutical operations; the lengthy, complicated and ongoing process to separate the two businesses has and will continue to divert the attention of our management and employees, may disrupt our operations, has and will continue to increase our professional services expenses and may not be consummated in the second quarter of 2014 or at all.

        On April 25, 2013 we announced our intention to separate our businesses into two independent, publicly traded companies. On August 1, 2013, the company to be spun-off, Theravance Biopharma, Inc. (Theravance Biopharma), filed a preliminary Form 10 with the SEC, and subsequent amendments on September 27, 2013, October 29, 2013 and November 22, 2013. After the spin-off, Theravance will be responsible for all development and commercial activities under the LABA collaboration and the Strategic Alliance agreements with GSK. Theravance will be eligible to receive the associated potential royalty revenues from FF/VI (RELVAR®/BREO® ELLIPTA®), UMEC/VI (ANORO™ ELLIPTA™) and potentially VI monotherapy and 15% of the potential royalty revenues from UMEC/VI/FF, MABA, and MABA/FF and other products that may be developed under the LABA collaboration and Strategic Alliance agreements. Theravance Biopharma will be a biopharmaceutical company focusing on the discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need. Our ability to effect the business separation is subject to the completion of numerous tasks, including but not limited to the preparation of audited financial statements for the new company, the completion of required regulatory filings, the receipt of a private letter ruling from the Internal Revenue Service (should we determine to wait to receive such a ruling before proceeding with the separation), and obtaining the consent of third parties to the transfer of contractual rights to the new company. The failure to obtain necessary approvals and consents could delay or make impractical our plan to effect the business separation. In addition, other transactions or developments could delay, prevent the completion of, or otherwise adversely affect the planned business separation. If the separation is not completed by June 30, 2014, GSK's consent to the terms of the separation will expire and we would have to determine whether to re-seek GSK's consent, proceed without GSK's consent or not proceed. If the business separation is delayed or not consummated for any reason, we will not realize the anticipated benefits of the business separation as expected or at all, and the price of our securities is likely to fall.

        In conjunction with the planned spin-off of Theravance Biopharma, on March 3, 2014, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies will implement the separation and operate following the spin-off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK's consent to the spin-off provided certain conditions are met. We and GSK also entered into amendments of our LABA Collaboration Agreement and Strategic Alliance Agreement, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The master agreement is currently effective, but will terminate if the spin-off is not effected by June 30, 2014, and the other agreements will become effective upon the spin-off, provided that the spin-off is effected on or before June 30, 2014.

        The amendments to the LABA collaboration agreement and the strategic alliance agreement do not change the royalty rates or other economic terms. The amendments do provide that GSK's diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of UMEC/VI/FF or a MABA combined with FF. Upon such regulatory approval, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the collaboration agreement and strategic alliance agreement. Since GSK's commercialization efforts following such regulatory approval will be guided by a portfolio approach across products that we will retain our full interests in upon the separation and also products that we will have retained only a portion of our interests in upon the spin-off transaction, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the spin-off.

        The process of planning for and effecting the business separation will continue to demand a significant amount of time and effort from our management and certain employees. The diversion of our management's and employees' attention to the business separation process has and may continue to disrupt our operations and may adversely impact the progress of our discovery and development efforts, disrupt our relationships with collaborators and increase employee turnover.

        We currently anticipate funding Theravance Biopharma with approximately $300 million at separation. We expect this initial cash will fund the new company's operations through significant potential corporate milestones for approximately the next two to three years after the completion of the spin-off, based on current operating plans and financial forecasts. Changes in our development or operating plans, the timing of, and our cash balance at the time of, the spin-off, however, could affect the amount of cash available for the two companies at the time of separation and the initial cash funding needed to adequately capitalize both companies. In addition, any delays in completion of the planned separation may increase the amount of time, effort, and expense that we devote to the transaction and reduce the amount of funding available to both companies.

        We cannot assure you that we will not undertake additional restructuring activities, that the planned business separation will be completed or if completed will succeed, or that the actual results will not differ materially from the results that we anticipate.

        We have and will continue to incur significant expenditures for professional services in connection with our planning and implementation of the business separation, including financial advisory, accounting and legal fees.

        Under the terms of a separation and distribution agreement to be entered into between us and Theravance Biopharma, Theravance Biopharma will indemnify us from and after the spin-off with respect to (i) all debts, liabilities and obligations transferred to Theravance Biopharma in connection with the spin-off (including its failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the spin-off), (ii) any misstatement or omission of a material fact in its information statement filed with the SEC, resulting in a misleading statement and (iii) any breach by it of certain agreements entered into between the parties in connection with the spin-off. Theravance Biopharma's ability to satisfy these indemnities, if called upon to do so, will depend upon its future financial strength and if we are not able to collect on indemnification rights from Theravance Biopharma, our financial condition may be harmed.

        Under the terms of a transition services agreement to be entered into between us and Theravance Biopharma, Theravance Biopharma will provide us with a variety of administrative services for a period of time following the spin-off, including (i) record keeping support, (ii) finance, tax and accounting support to assist us in a secondary capacity to our own personnel, (iii) legal support, (iv) human resources support and (v) facilities support to the extent we continue to occupy separate space at our current South San Francisco, California facilities. We will be relying on Theravance Biopharma for execution of these administrative activities through the transition period, which is a period when Theravance Biopharma personnel will be highly focused on supporting their own newly public company. If there is any disruption in the provision of these services to us, or if the services provided to us are not provided in a timely or satisfactory manner, our business operations could be adversely affected.

The amount of our net operating losses that will be used as a result of pre-spin-off restructuring is uncertain.

        As a part of the overall spin-off transaction, it is anticipated that certain assets that are transferred by us to Theravance Biopharma will result in taxable transfers pursuant to Section 367 of the Internal Revenue Code of 1986, as amended (the "Code"), or other applicable provisions of the Code and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to

Theravance Biopharma will equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although our basis in the cash we transfer to Theravance Biopharma will be equal to the amount of cash (and, therefore, we will recognize no gain on the transfer of such cash), our basis in some assets (other than cash) transferred to Theravance Biopharma may be significantly less than their associated fair market values, which could result in substantial taxable gain to us. The determination of the fair market value of non publicly traded assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service ("IRS"), which could result in an increase in the amount of gain, and thus U.S. federal income tax, realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain realized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values of the transferred assets), may be reduced by our net operating loss carryforward. Although federal and state tax laws impose restrictions on the utilization of net operating losses in the event of an ownership change, as defined in Section 382 of the Code, we conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2013, and concluded that we had undergone two ownership changes in prior years. However, notwithstanding the applicable annual limitations, we estimate that no portion of the net operating loss or credit carryforwards will expire before becoming available to reduce federal and state income tax liabilities. We had approximately $1.4 billion of net operating loss as of December 31, 2013. We expect our net operating loss carryforward and current projected losses will fully offset the U.S. federal income tax resulting from the gains we will realize in connection with the pre spin-off restructuring. However, the amount of our net operating loss carryforward that will be used is uncertain as we are not seeking a pre-spin-off appraisal of the fair market value of our transferred assets, but instead will be determining fair market values after the spin-off in significant part on the trading prices of Theravance Biopharma shares following the spin-off.

If the distribution is determined to be taxable for U.S. federal income tax purposes, our shareholders could incur significant U.S. federal income tax liabilities.

        We intend to seek a private letter ruling from the IRS regarding the U.S. federal income tax consequences of the distribution of the Theravance Biopharma common shares to our stockholders substantially to the effect that the distribution, except for cash received in lieu of a fractional share of the Theravance Biopharma common shares, will qualify as tax free under Sections 368(a)(1)(D) and 355 of the Code and, that, for U.S. federal income tax purposes, no gain or loss will be recognized by a holder of our common stock upon the receipt of the Theravance Biopharma common shares pursuant to the distribution. As part of the IRS' general policy with respect to rulings on spin-off transactions (including the distribution), the private letter ruling requested by us will not be based upon a determination by the IRS that certain conditions which are necessary to obtain tax free treatment under Section 355 of the Code have been satisfied. Rather, the private letter ruling relies or will rely on certain facts and assumptions, and certain representations and undertakings, from us and Theravance Biopharma regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter ruling, the IRS could determine on audit that the distribution or certain related transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. In addition, the receipt of a private letter ruling is not a condition to the distribution, and the spin-off may occur prior to the receipt of such ruling. If the distribution ultimately is determined to be taxable for U.S. federal income tax purposes, the distribution could be treated as a taxable dividend or capital gain to you for U.S. federal income tax purposes, and you could incur significant U.S. federal income tax liabilities.

Completion of the Proposed Spin-off of Theravance Biopharma will result in substantial changes in our Board and management.

        After the spin-off, our Chief Executive Officer is expected to work part time for us and part time for Theravance Biopharma and this arrangement is expected to last until the earlier of recruitment and transition of a new chief executive officer for Theravance or nine months following the spin-off. Although we will benefit from his deep knowledge of our business, as well as his familiarity with our systems, policies, procedures and mode of operation, the lack of his full time focus on our business may dilute his effectiveness on our behalf and therefore hurt our business. In addition, we also anticipate that some or all of the other senior officers remaining at Theravance may become officers of Theravance Biopharma following the spin-off as we recruit and integrate new officers for our royalty management business. Some of these senior officer transitions may occur quickly after the spin-off depending in part on our success in recruiting and integrating new officers into our management. We also anticipate that substantially all of the current members of our Board of Directors other than Mr. Winningham and Mr. Waltrip will resign from our Board of Directors prior to the spin-off. We are currently engaged in a search to locate additional independent board members. At the time of the spin-off and for a period of time thereafter, these senior officer and board level changes could be disruptive to our operations, present significant management challenges and could harm our business.

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

        Since our reintroduction of VIBATIV® to the U.S. market in August 2013, we have recognized only approximately $0.9 million as deferred revenue on our balance sheet, reflecting our limited sales, marketing and medical affairs investment and the relatively slow sales ramp for a hospital-based antibiotic. If we are not able to partner VIBATIV® in the U.S. with a third party with marketing, sales and distribution capabilities and if we are not successful in recruiting sales and marketing personnel or in building an internal sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, we will have difficulty in successfully commercializing VIBATIV® in the U.S., which would adversely affect our business and financial condition and which could cause the price of our securities to fall.

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

        The commencement and completion of clinical studies for our product candidates may be delayed and programs may be terminated due to many factors, including, but not limited to:

  •
  lack of effectiveness of product candidates during clinical studies (for example, in 2013 when TD-9855 did not meet the primary efficacy endpoints in the Phase 2 study in adult patients with Attention-Deficit/Hyperactivity Disorder);

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

        Although VIBATIV®, discovered and developed by us, is approved in the U.S. and Canada, and RELVAR®/BREO® ELLIPTA® developed in collaboration with GSK, is approved in the U.S., EU, Japan, Canada, and a number of other countries, and ANORO™ ELLIPTA™ is approved in the U.S. and Canada, none of our other product candidates have been approved by regulatory authorities. We are uncertain whether any of our other product candidates and our collaborative partners' product candidates will prove effective and safe in humans or meet applicable regulatory standards. In addition, our approach to applying our expertise in multivalency to drug discovery may not result in the creation of successful medicines. The risk of failure for our product candidates is high. For example, in late 2005, we discontinued our overactive bladder program based upon the results of our Phase 1 studies with compound TD-6301, and GSK discontinued development of TD-5742, the first LAMA compound licensed from us, after completing a single-dose Phase 1 study. More recently, in 2013 we discontinued the development of TD-9855 in adult patients with Attention-Deficit/Hyperactivity Disorder because it did not meet the primary efficacy endpoints in a Phase 2 study. In addition, although we believe the results of our Phase 2b program with TD-1211, our investigational mu-opioid antagonist, support progression into Phase 3 development, the FDA appears to be exploring whether there is evidence of a potential cardiovascular class effect related to opioid withdrawal associated with mu-opioid antagonists. Accordingly, we are currently evaluating our Phase 3 strategy due to the potentially evolving FDA requirements in this area. The data supporting our drug discovery and development programs is derived solely from laboratory experiments, non-clinical studies and clinical studies. A number of other compounds remain in the lead identification, lead optimization, preclinical testing or early clinical testing stages.

        Several well-publicized Complete Response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include boxed warnings and changes in approved indications over the last several years, as well as growing public and governmental scrutiny of safety issues, have created a conservative regulatory environment. The implementation of new laws and regulations and revisions to FDA clinical trial design guidance have increased uncertainty regarding the approvability of a new drug. Further, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal risk evaluation and mitigation strategy at the FDA's discretion. These laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA's review and approval of our and our collaborative partner's product candidates.

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

        Our previous VIBATIV® commercialization partner failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization. In addition, the E.U. marketing authorization for VIBATIV® has been suspended since May 2012 because our previous VIBATIV® commercialization partner's single-source VIBATIV® drug product supplier at that time did not meet cGMP requirements for the manufacture of VIBATIV®. The CHMP has recommended lifting the suspension of the marketing authorization for VIBATIV and we currently believe the suspension could be lifted as soon as the end of the first quarter of 2014. Manufacturing of E.U. approved VIBATIV® finished drug product currently is scheduled for the first half of 2014. Any failure to remove the E.U. marketing authorization suspension or manufacture E.U. approved drug product on a timely basis will continue to delay the commercial introduction of VIBATIV® in the E.U. and Canada. In May 2012, we entered into an agreement with Hospira Worldwide, Inc. (Hospira) to supply VIBATIV® drug product. In June 2013 the FDA approved Hospira as a VIBATIV® drug product manufacturer. Although we believe that Hospira will be a reliable supplier of VIBATIV® drug product, if it cannot perform or if its performance does not meet regulatory requirements, including maintaining cGMP compliance, and if commercial manufacture of VIBATIV® drug product cannot be arranged elsewhere on a timely basis, the commercialization of VIBATIV® in the U.S. could be adversely affected and the commercial introduction of VIBATIV® in the E.U. and Canada will be further delayed.

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

        In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers' facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. For example, during the fourth quarter of 2011, the third party manufacturer of VIBATIV® drug product utilized by Theravance's former commercialization partner notified the FDA of an ongoing investigation related to its production equipment and processes. In response to this notice, Theravance's former VIBATIV® commercialization partner placed a voluntary hold on distribution of VIBATIV® to wholesalers and cancelled pending orders for VIBATIV® with this manufacturer. In April 2013, we were advised by the FDA that its consent decree with the manufacturer prohibited the distribution of the VIBATIV® drug product lots previously manufactured but unreleased by this manufacturer. As a result of this supply termination, commercialization of VIBATIV® ceased for well over a year.

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

        The risks identified in this risk factor relating to regulatory actions and oversight by agencies in the U.S. and throughout the world also apply to the commercialization of partnered products by our collaboration partners, and such regulatory actions and oversight may limit our collaboration partners' ability to commercialize such products, which could materially and adversely affect our business and financial condition, which may cause the price of our securities to fall.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

        We have been engaged in discovering and developing compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of December 31, 2013, we had an accumulated deficit of approximately $1.5 billion.

        We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. For example, TD-9855 in our MARIN program is in a Phase 2 study for fibromyalgia and in September 2013 we reported positive top line data from a Phase 2b study with TD-4208, our LAMA compound. Also, in July 2012, we announced positive results from the key study in our Phase 2b program with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid induced constipation. In February 2014, we announced that we intend to initiate a larger Phase 2b study with TD-4208, our LAMA compound, during the first half of 2014. Though we are seeking to partner these programs, we intend to initiate the second Phase 2b study with TD-4208 ourselves and we may choose to progress one or more other programs into later stage clinical studies by ourselves, which could increase our anticipated operating expenses substantially. Furthermore, should we decide to continue to commercialize VIBATIV® in the United States without a partner, we will incur costs and expenses associated with creating an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

If we fail to maintain or obtain the capital necessary to fund our operations, we may be unable to develop our product candidates or commercialize VIBATIV® and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

        We need large amounts of capital to support our research and development efforts. If we are unable to maintain or to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans and financial forecasts, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans and financial forecasts change, we may seek additional funding sooner in the form of public or private equity offerings or debt financings. For example, we announced that we intend to initiate a larger Phase 2b study with TD-4208 in our LAMA program during the first half of 2014, and if we choose to conduct Phase 3 studies with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation, or progress TD-9855 in our MARIN program into later stage development and we choose to progress any of these other programs on our own, our capital needs would increase substantially. We also intend to invest in other assets in our pipeline, including programs in earlier-stage clinical development and late-stage discovery. In addition, under our LABA collaboration with GSK, in the event that a product containing vilanterol (VI), which is the LABA product candidate in FF/VI, UMEC/VI and UMEC/VI/FF and which was discovered by GSK, is successfully developed and commercialized in multiple regions of the world as both a single-agent and a combination product or two different combination products, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million. Of these potential payments to GSK for registrational and launch-related milestone fees, we have paid a total of $85.0 million and recognized a liability of $40.0 million as of December 31, 2013, we recorded an additional $15.0 million in January 2014, and we estimate that all the remaining milestone payments of $80.0 million could be payable by the end of 2014. We are not entitled to receive any further milestone payments from GSK under the LABA collaboration. Future financing to meet our capital needs may not be available in sufficient amounts or on terms acceptable to us, if at all. Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

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

  •
  potential negative perceptions of physicians related to the European Commission's suspension of marketing authorization for VIBATIV® because our previous VIBATIV® commercialization partner's single-source VIBATIV® drug product supplier did not meet the cGMP requirements for the manufacture of VIBATIV®;

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

        We entered into our LABA collaboration agreement with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our VIBATIV® collaboration agreement with Astellas in November 2005, which was terminated by Astellas in January 2012. In October 2012, we entered into an exclusive development and commercialization agreement with Alfa Wassermann for velusetrag, our lead compound in the 5-HT4 program, covering the EU, Russia, China, Mexico and certain other countries, and we entered into a research collaboration and license agreement with Merck to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease on an exclusive, worldwide basis. In March 2013, we entered into a commercialization agreement with Clinigen Group plc for VIBATIV® in the European Union and certain other European countries (including Switzerland and Norway). In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of FF/VI, UMEC/VI, UMEC/VI/FF, VI monotherapy and any product candidates in the MABA program. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and, if approved, commercialization. In September 2013, Merck provided Theravance notice of its termination of the Research Collaboration and License Agreement (which provided us with research funding for the program under license) and such termination became effective in December 2013. The Alfa Wassermann agreement provides us with development funding for velusetrag, our lead compound in the 5-HT4 program but if Alfa Wassermann decides not to progress the licensed program, we may not be able to develop or commercialize the program on our own.

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

        We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of our non-clinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our non-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that our clinical studies are conducted in accordance with good clinical practices ("GCPs") and other regulations as required by the FDA and foreign regulatory authorities, and the applicable protocol. Failure by these parties to comply with applicable regulations, GCPs and protocols in conducting studies of our product candidates can result in a delay in our development programs or non-approval of our product candidates by regulatory authorities.

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

        Although GSK beneficially owns approximately 27.0% of our outstanding capital stock as of February 14, 2014, it is also a strategic partner with rights and obligations under our collaboration and strategic alliance agreements with GSK that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to its products that are covered by our GSK agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by our GSK agreements. Also, given the potential future royalty payments GSK may be obligated to pay under our GSK agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by our GSK agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of UMEC/VI/FF or a MABA/ICS in either the U.S. or the European Union, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the collaboration agreement and strategic alliance agreement. Since GSK's commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the separation and also products in which we will have retained only a portion of our interests upon the spin-off transaction, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the spin-off. In addition, GSK could also seek to challenge our post-spin-off operation of the limited liability company to be jointly owned by us and Theravance Biopharma as violating or allowing it to terminate the GSK agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Theravance Biopharma and us entered into in connection with the proposed spin-off, or otherwise violating its legal rights. Although we believe our planned operation of the limited liability company fully complies with our GSK agreements and applicable law, there can be no assurance that we will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any uncertainty about the our respiratory programs partnered with GSK or the enforceability of our GSK agreements could result in significant reduction in the market price of our securities and other material harm to our business.

GSK has also indicated to us that it believes its consent may be required before we can engage in certain royalty monetization transactions with third parties, which may inhibit our ability to engage in these transactions.

        In the course of our recent discussions with GSK concerning the proposed spin-off of Theravance Biopharma, GSK has indicated to us that it believes that its consent may be required before we can engage in certain transactions designed to monetize the future value of royalties that may be payable to us from GSK under our GSK Agreements. GSK has informed us that it believes that there may be certain covenants included in these types of transactions that might violate certain provisions of the GSK Agreements. Although we believe that we can structure royalty monetization transactions in a manner that fully complies with the requirements of the GSK Agreements without GSK's consent, a third party in a proposed monetization transaction may nonetheless insist that we obtain GSK's consent for the transaction or re-structure the transaction on less favorable terms. We have obtained GSK's agreement that (i) after the spin-off of Theravance Biopharma, provided such spin-off occurs on or prior to June 30, 2014 and in compliance with our master agreement with GSK and Theravance Biopharma, we may grant certain pre-agreed covenants in connection with monetization of our interests in RELVAR/BREO, ANORO and vilanterol monotherapy and portions of our interests in TRC limited liability company, and (ii) it will not unreasonably withhold its consent to our requests to grant other covenants, provided, among other conditions, that in each case, the covenants are not granted in favor of pharmaceutical or biotechnology company with a product either being developed or commercialized for the treatment of respiratory disease. If we seek GSK's consent to grant covenants before the spin-off of Theravance Biopharma is effective or with respect to the granting of covenants other than pre-agreed covenants, we may not be able to obtain GSK's consent on reasonable terms, or at all. If we proceed with a royalty monetization transaction that is not otherwise covered by our agreement with GSK without GSK's consent, GSK could request that their consent be obtained or seek to enjoin or otherwise challenge the transaction as violating or allowing it to terminate the GSK agreements. Regardless of the merit of any claims by GSK, we would incur significant cost and diversion of resources in defending against GSK's claims or asserting our own claims and GSK may seek concessions from us in order to provide its consent. Any uncertainty about whether or when we could engage in a royalty monetization transaction, the potential impact on the enforceability of the GSK agreements or the loss of potential royalties from our respiratory programs partnered with GSK, could impair our ability to pursue a return of capital strategy for our stockholders ahead of our receipt of significant royalties from GSK, result in significant reduction in the market price of our securities and cause other material harm to our business.

GSK's ownership of a significant percentage of our stock and its ability to acquire additional shares of our stock may create conflicts of interest, and may inhibit our management's ability to continue to operate our business in the manner in which it is currently being operated.

        As of February 14, 2014, GSK beneficially owned approximately 27.0% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock in certain circumstances. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

        As of February 14, 2014, GSK beneficially owned approximately 27.0% of our outstanding capital stock. GSK may vote at its sole discretion on any proposal to effect a change of control of us or for us to issue equity securities to one or more parties that would result in that party or parties beneficially owning more than 20% of our outstanding capital stock. Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us. For example, GSK may offer to acquire 100% of our outstanding stock from stockholders in certain circumstances, such as if we are faced with a hostile acquisition offer or if our board of directors acts in a manner to facilitate a change in control of us with a party other than GSK. As a result of GSK's significant ownership and its rights under the governance agreement, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

        We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2013, we owned 379 issued United States patents and 1364 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

  •
  GSK's decisions whether or not to purchase, on a quarterly basis, sufficient shares of our common stock to maintain its ownership percentage taking into account our preceding quarter's option exercise, equity vesting and debt conversion activity;

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

  •
  relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 36.8% of our outstanding capital stock as of February 14, 2014 based on our review of publicly available filings);

  •
  any adverse developments or perceived adverse developments with respect to the proposed business separation; and

  •
  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

        As of February 14, 2014, GSK beneficially owned approximately 27.0% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 4.6% of our outstanding capital stock. Based on our review of publicly available filings as of February 14, 2014, our three largest stockholders other than GSK collectively owned approximately 36.8% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters consist of 150,000 square feet of office and laboratory space leased in two buildings in South San Francisco, CA. The lease expires in May 2020 and we may extend the terms for two additional five-year periods. The current annual rental expense under these leases is approximately $6.0 million. As security for performance of certain obligations under the facility operating leases for our headquarters, we were required to have a financial institution issue letters of credit in the aggregate of approximately $0.8 million, which we have collateralized with the financial institution by an equal amount of restricted cash.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been traded on the Nasdaq Global Market under the symbol "THRX" since October 5, 2004. The following table sets forth the high and low closing prices of our common stock on a per share basis for the periods indicated and as reported on the Nasdaq Global Market:

Calendar Quarter	High	Low
2013
Fourth Quarter	$41.53	$33.74
Third Quarter	$42.64	$35.82
Second Quarter	$41.87	$22.53
First Quarter	$24.84	$20.16
2012
Fourth Quarter	$26.90	$20.12
Third Quarter	$31.69	$23.81
Second Quarter	$23.42	$17.61
First Quarter	$20.50	$16.39

        As of February 14, 2014, there were 149 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

        On October 29, 2013, we completed the sale of 130,473 shares of our common stock to an affiliate of GSK at a price of $37.66 per share, resulting in aggregate gross proceeds of approximately $4.9 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no finders' fees were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Dividend Policy

        We currently intend to retain any future earnings to finance our research and development efforts. We have never declared or paid cash dividends on our common stock and do not intend to declare or pay cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,707,012	(1)	$25.88	(3)	3,436,529	(4)
Equity compensation plans not approved by security holders	232,486	(2)	$13.84	(3)	—

Total	5,939,498	(1)(2)	$25.30	(3)	3,436,529	(4)

(1)
Includes 4,591,695 shares issuable upon exercise of outstanding options and 1,115,317 shares issuable upon vesting of outstanding restricted stock units and restricted stock awards.

(2)
Includes 232,486 shares issuable upon exercise of outstanding options and no outstanding restricted stock units.

(3)
Does not take into account outstanding restricted stock units as these awards have no exercise price.

(4)
Includes 284,139 shares of common stock available under our Employee Stock Purchase Plan.

        In May 2012, we adopted the 2012 Equity Incentive Plan (2012 Plan). The number of shares of our common stock available for issuance under the 2012 Plan is equal to 6,500,000 shares plus up to 12,667,411 additional shares that may be added to the 2012 Plan in connection with the forfeiture, repurchase, cash settlement or termination of awards outstanding under the 2004 Equity Incentive Plan (2004 Plan), the 2008 New Employee Equity Incentive Plan, the 1997 Stock Plan and the Long-Term Stock Option Plan (collectively, the "Prior Plans") as of December 31, 2011. While a maximum of 12,667,411 shares could be added to the 2012 Plan from the Prior Plans, this assumes that all the awards outstanding on December 31, 2011 will be forfeited, repurchased, cash settled or terminated. Therefore, the actual number that may be added to the 2012 Plan share reserve will likely be lower. No additional awards have been or will be made after May 15, 2012 under the 2004 Plan. Stock options and stock appreciation rights (SARs) will reduce the 2012 Plan reserve by one share for every share granted, and stock awards other than options and SARs granted will reduce the 2012 Plan share reserve by 1.45 shares for every share granted. The 2012 Plan share reserve was also reduced by the number of stock awards granted under the 2004 Plan on or after January 1, 2012, using the same ratios described.

        The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock unit awards and SARs to our employees, non-employee directors and consultants. Stock options may be granted with an exercise price not less than the fair market value of the common stock on the grant date. Stock options granted to employees generally have a maximum term of 10 years and vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee's termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier. Additional information regarding stock-

based compensation is included in Note 1, "Description of Operations and Summary of Significant Accounting Policies," and Note 10, "Stock-Based Compensation," to the consolidated financial statements appearing in this Annual Report on Form 10-K.

  Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2008 and ending on December 31, 2013, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the Nasdaq Pharmaceutical Index and (iii) the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 31, 2008 in each of (1) our common stock, (2) the Nasdaq Composite Index, (3) the Nasdaq Pharmaceutical Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends, if any, although dividends have never been declared on our common stock.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Theravance, Inc., the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index,
and the NASDAQ Biotechnology Index

*
$100 invested on 12/31/2008 in stock or index, including reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated summary financial data below should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8, "Financial Statements and Supplementary Data", in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue(1)	$4,758	$135,758	$24,512	$24,223	$24,374
Operating expenses:
Research and development	125,181	117,898	103,568	75,070	77,524
Selling, general and administrative	48,440	30,859	30,681	27,476	27,066
Restructuring charges	—	—	—	—	1,145

Total operating expenses(2)	173,621	148,757	134,249	102,546	105,735

Loss from operations	(168,863)	(12,999)	(109,737)	(78,323)	(81,361)
Other income (expense), net	6,732	—	—	—	—
Interest income	778	460	415	505	2,111
Interest expense	(9,348)	(6,003)	(6,022)	(6,044)	(6,052)

Net loss	$(170,701)	$(18,542)	$(115,344)	$(83,862)	$(85,302)

Basic and diluted net loss per share	$(1.67)	$(0.20)	$(1.41)	$(1.16)	$(1.35)

Shares used to compute basic and diluted net loss per share	102,425	90,909	82,051	72,070	63,027

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$520,499	$343,683	$240,915	$309,634	$155,390
Working capital	398,794	231,167	199,267	276,300	123,096
Total assets	681,255	368,582	258,782	331,202	181,393
Long-term liabilities(3)	297,729	183,588	300,338	313,568	331,441
Accumulated deficit	(1,505,203)	(1,334,502)	(1,315,960)	(1,200,616)	(1,116,754)
Total stockholders' equity (net capital deficiency)	299,122	155,028	(87,052)	(22,420)	(188,994)

(1)
In 2012, there was an acceleration of deferred revenue of $125.8 million from our global collaboration agreement with Astellas for the development and commercialization of VIBATIV®, which resulted from the termination of the Astellas agreement in January 2012.

(2)
Stock-based compensation expense included in total operating expenses is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Research and development	$16,017	$13,667	$13,422	$10,322	$11,542
Selling, general and administrative	9,670	10,116	11,494	8,687	8,458

Total stock-based compensation	$25,687	$23,783	$24,916	$19,009	$20,000

(3)
Long-term liabilities include the long-term portion of deferred revenue as follows:

(In thousands)	2013	2012	2011	2010	2009
Deferred revenue	$5,455	$6,014	$122,017	$137,425	$157,426

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis (MD&A) is intended to facilitate an understanding of our business and results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, our operating expenses, and future payments under our collaboration agreements, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section entitled "Risk Factors" in Item 1A of Part I above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See the section entitled "Special Note Regarding Forward Looking Statements" above for more information.

Management Overview

        Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. Theravance's key programs include: RELVAR®/BREO® ELLIPTA® (FF/VI), ANORO™ ELLIPTA™ (UMEC/VI) and MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), each partnered with Glaxo Group Limited (GSK), and our Long-Acting Muscarinic Antagonist program. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

Business Highlights

Issuance of Convertible Subordinated Notes Due 2023

        In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of unsecured convertible subordinated notes, which will mature on January 15, 2023. The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately-negotiated capped-call option transactions in connection with the issuance of the notes.

Business Separation Announcement

        In April 2013, Theravance announced that its Board of Directors approved plans to separate its businesses into two independent publicly traded companies. The company to be spun-off, Theravance Biopharma, Inc. (Theravance Biopharma), filed an initial Form 10 with the SEC on August 1, 2013 and filed amendments of its Form 10 with the SEC on September 27, 2013, October 29, 2013 and November 22, 2013. After the spin-off, Theravance will be responsible for all development and commercial activities under the LABA collaboration and the Strategic Alliance agreements with GSK. Theravance will be eligible to receive the associated potential royalty revenues from FF/VI (RELVAR®/BREO® ELLIPTA®), UMEC/VI (ANORO™ ELLIPTA™) and potentially VI monotherapy and 15% of the potential royalty revenues from UMEC/VI/FF, MABA, and MABA/FF and other products that may be developed under the LABA collaboration and Strategic Alliance agreements. Theravance Biopharma will be a biopharmaceutical company focused on discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need. The result will be two independent, publicly traded companies with different business models enabling investors to align their investment philosophies with the strategic opportunities and financial objectives of the two independent companies.

Royalty Participation Agreement

        In May 2013, we and Elan Corporation, plc (Elan) entered into a royalty participation agreement. The closing of the transaction was subject to closing conditions, including the approval of the transaction by Elan's shareholders. Elan's shareholders did not approve the transaction at an Extraordinary General Meeting. Subsequently, we terminated the agreement and as a result, Elan paid us a $10.0 million termination fee in June 2013, which is reflected in other income.

Conversion of Convertible Subordinated Notes Due 2015

        In June 2013, we called for the redemption of all of our outstanding 3% Convertible Subordinated Notes due 2015 (the "2015 Notes"), pursuant to the redemption right in the indenture governing the 2015 Notes. All of the convertible subordinated notes, $172.5 million principal amount, were converted into shares of our common stock and none were redeemed for cash.

Financial Highlights

        In 2013, our net loss was $170.7 million, an increase of $152.2 million from $18.5 million in 2012. Net loss in 2012 includes the recognition of $125.8 million deferred revenue from our global collaboration arrangement with Astellas Pharma Inc. (Astellas) for the development and commercialization of VIBATIV®. This recognition resulted from Astellas' January 6, 2012 termination of our agreement with them. In 2013, our research and development expenses were $125.2 million, an increase of 6% from $117.9 million in 2012 primarily due to external-related costs for key Phase 2 clinical trials. In 2013, our selling, general and administrative expenses were $48.4 million, an increase of 57% from $30.9 million in 2012 largely driven by external legal and accounting fees incurred in connection with our separation strategy. Cash, cash equivalents, and marketable securities totaled $520.5 million on December 31, 2013, an increase of $176.8 million from December 31, 2012. The increase was primarily due to net proceeds of $281.6 million received from the January 2013 issuance of convertible subordinated notes and net proceeds of $153.0 million received from issuances of our common stock, which includes net proceeds of $126.0 million received from private placements of our common stock to an affiliate of GSK. These increases were partially offset by cash used in operations of $129.6 million, registrational and launch-related milestone payments to GSK of $85.0 million and payments on privately-negotiated capped call option transactions in connection with the issuance of the convertible subordinated notes of $36.8 million.

Program Highlights

Respiratory Programs with GSK

RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, "FF/VI")

        RELVAR®/BREO® ELLIPTA® has been approved by eight regulatory agencies for marketing and has been launched in seven countries as of February 1, 2014.

        In November 2013, the European Commission granted marketing authorization for RELVAR® ELLIPTA®, which is now licensed across 31 European countries. Following approval in Europe, RELVAR® ELLIPTA® for COPD and asthma was launched in the United Kingdom, Germany and Denmark in January 2014.

        In December 2013, RELVAR® ELLIPTA® was launched in Japan following approval in asthma in September 2013.

        In October 2013, BREO® ELLIPTA® for COPD was launched in the United States (U.S.). In addition, BREO® ELLIPTA® for COPD was launched in Canada in January 2014. BREO® ELLIPTA® is not indicated for the relief of acute bronchospasm or for the treatment of asthma.

        BREO® ELLIPTA® is the proprietary name in the U.S. and Canada for the once-daily combination medicine of an inhaled corticosteroid (ICS), fluticasone furoate "FF", and a long-acting beta2-agonist (LABA), vilanterol "VI" (FF/VI) administered using the ELLIPTA®, a dry powder inhaler (DPI). RELVAR® ELLIPTA® is the proprietary name for FF/VI outside of the U.S. and Canada.

Fluticasone Furoate/Vilanterol "FF/VI"

        In December 2013, GSK and Theravance announced positive results from a Phase 3 efficacy and safety study of FF/VI designed to support a potential filing for an asthma indication for adults in the U.S. These results will inform GSK's discussions with the FDA on the regulatory requirements of an asthma indication for FF/VI in the U.S.

ANORO™ ELLIPTA™ (umeclidinium bromide/vilanterol, UMEC/VI)

        On December 18, 2013, the U.S. Food and Drug Administration (FDA) approved ANORO™ ELLIPTA™ as a combination anticholinergic/long-acting beta2-adrenergic agonist (LABA) indicated for the long-term, once-daily, maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema. ANORO™ ELLIPTA™ is not indicated for the relief of acute bronchospasm or for the treatment of asthma. Following this approval by the FDA, it is anticipated that launch activities in the U.S. will commence during the first quarter of 2014.

        ANORO™ ELLIPTA™ (umeclidinium and vilanterol inhalation powder) is the first once-daily product approved in the U.S. that combines two long-acting bronchodilators in a single inhaler for the maintenance treatment of COPD. The FDA-approved strength is umeclidinium/vilanterol 62.5 mcg/25 mcg. ANORO™ ELLIPTA™ is the proposed proprietary name for UMEC/VI, a combination of two bronchodilator molecules—umeclidinium, a long-acting muscarinic antagonist (LAMA) and VI, a LABA, administered using the ELLIPTA™ inhaler.

        In addition, ANORO™ ELLIPTA™ (UMEC/VI 62.5/25mcg) was approved for COPD in Canada on December 23, 2013.

        UMEC/VI is under regulatory review by a number of regulatory authorities, including the European Medicines Agency (EMA) and the Japanese Ministry of Health, Labour and Welfare. In February 2014, the EMA's Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending marketing authorization for UMEC/VI under the proposed brand name ANORO® as a once-daily, maintenance bronchodilator treatment to relieve symptoms in adult patients with COPD. A CHMP positive opinion is one of the final steps before marketing authorization is granted by the European Commission, but does not always result in marketing authorization. A final decision by the European Commission is anticipated during the second quarter of 2014.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)—GSK961081

        GSK961081 ('081) is an investigational, single molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activities. '081 has completed a Phase 2b study, a Phase 1 study in combination with fluticasone propionate ("FP"), an ICS, and a number of Phase 3 enabling non clinical studies. In mid-2013 GSK made a decision to move away from the twice-daily option with FP in the Diskus® inhaler to the combination of '081/FF delivered once-daily in the ELLIPTA® inhaler which requires additional work on non-clinical studies, manufacturing and a Phase 1 bioequivalence study. Because of this change in program direction the Phase 3 study with '081 monotherapy did not begin in 2013 and we believe it is unlikely that a Phase 3 study with '081 monotherapy will commence even in 2014. Preclinical Phase 3-enabling studies with the combination '081/FF are ongoing to explore its potential as a once-daily medicine delivered in the ELLIPTA™ inhaler.

Theravance Respiratory Program

Long-Acting Muscarinic Antagonist—TD-4208

        We are developing TD-4208, a once daily inhaled nebulized muscarinic antagonist discovered by us, for the treatment of a subset of COPD patients whom we believe are underserved by current hand held products. We believe that such a medicine could serve as a foundation for several combination nebulized products as well as potential metered dose inhaler or dry powder inhaler products. In September 2013, Theravance announced positive topline results from a dose-ranging 7-day cross-over design Phase 2b study of TD-4208, an investigational LAMA, administered once-a-day as a nebulized aqueous solution in patients with moderate to severe COPD. All doses met the primary and secondary efficacy endpoints. The primary efficacy endpoint in this study was change from baseline in trough FEV1 (forced expiratory volume in one second) at the end of Day 7. TD-4208 demonstrated significant bronchodilation over 24 hours. All doses of TD-4208 were generally well tolerated in the study with rates of adverse events comparable to placebo. We intend to initiate the second Phase 2b study with TD-4208 ourselves.

Bacterial Infections Program

VIBATIV® (telavancin)

        Theravance reintroduced VIBATIV® (telavancin) into the U.S. in August 2013. VIBATIV® is approved in the U.S. for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable, and for the treatment of complicated skin and skin structure infections (cSSSI) caused by susceptible isolates of Gram-positive bacteria, including Staphylococcus aureus, both methicillin-susceptible (MSSA) and methicillin-resistant (MRSA) strains. VIBATIV® is a bactericidal, once-daily, injectable lipoglycopeptide antibiotic with a dual mechanism of action whereby it both inhibits bacterial cell wall synthesis and disrupts bacterial cell membrane function.

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

Norepinephrine and Serotonin Reuptake Inhibitor—TD-9855

        TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor for the treatment of central nervous system conditions such as chronic pain. TD-9855 is being evaluated in an ongoing Phase 2 study in patients with fibromyalgia. Results from the Phase 2 study in fibromyalgia are anticipated to be reported during the first half of 2014. In late 2013 we reported that TD-9855 did not meet the primary efficacy endpoints in a Phase 2 study in adult patients with Attention Deficit/Hyperactivity Disorder.

GI Motility Dysfunction Program

Velusetrag

        Velusetrag, Theravance's oral, once-daily, investigational 5-HT4 agonist partnered with Alfa Wassermann S.p.A., is in a Phase 2 gastrointestinal motility proof-of-concept study in patients with diabetic or idiopathic gastroparesis. Velusetrag, also known as TD-5108, is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. Results from this Phase 2 study are expected during the first half of 2014.

TD-8954

        TD-8954 is a selective 5-HT4 receptor agonist. Theravance recently initiated a Phase 2a study to evaluate the safety, tolerability and pharmacodynamics of a single-dose of TD-8954 administered intravenously compared to metoclopramide in critically ill patients with enteral feeding intolerance. The objective of the study is assessment of adverse events and ability to tolerate feeding.

Collaborative Arrangement with GSK

LABA Collaboration

        In November 2002, we entered into our long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO™ ELLIPTA™ (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (LAMA), umeclidinium bromide (UMEC), with a LABA, VI. Under the collaboration agreements between the parties, GSK and Theravance are exploring various paths to create triple therapy medications. The use of triple therapy is supported by the GOLD (Global initiative for chronic Obstructive Lung Disease) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA® investigational dry powder inhaler, which triple therapy program GSK has referred to as Diamond. GSK recently announced its goal of advancing Diamond into Phase 3 in either 2014 or 2015. For the treatment of asthma, RELVAR® ELLIPTA® is approved in multiple regions outside of North America and the collaboration is further developing FF/VI for the U.S. The FF/VI program is aimed at developing a once-daily combination LABA/ICS to succeed GSK's Advair ® /Seretide™ (salmeterol and fluticasone as a combination) franchise, which had reported 2013 sales of approximately $8.3 billion, and to compete with Symbicort ® (formoterol and budesonide as a combination), which had reported 2013 sales of approximately $3.5 billion. ANORO™ ELLIPTA™, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2012 sales of approximately $4.7 billion.

        In the event that a product containing VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential payments to GSK for registrational and launch-related milestone fees, we have paid a total of $85.0 million and accrued a liability of $40.0 million as of December 31, 2013 and recorded an additional $15.0 million payment in January 2014. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful life. We estimate the remaining potential milestone payments of $80.0 million could be payable by the end of 2014.

        Total milestone fees paid of $85.0 million as of December 31, 2013 resulted from the following:

  •
  In May 2013, the U.S. Food and Drug Administration (FDA) approved BREO® ELLIPTA® as an inhaled long-term, once-daily maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema. It is also indicated to reduce exacerbations of COPD in patients with a history of exacerbations.

  •
  In September 2013, the Japanese Ministry of Health, Labour and Welfare (MHLW) approved RELVAR® ELLIPTA® for the treatment of bronchial asthma in cases where concurrent use of inhaled corticosteroid and long-acting inhaled beta2 agonist is required.

  •
  In October 2013, BREO® ELLIPTA® was launched in the U.S. for the treatment of COPD.

  •
  In November 2013, the European Commission granted marketing authorization for RELVAR® ELLIPTA® for the regular treatment of asthma and the systematic treatment of COPD.

        Total milestone fees accrued as liabilities of $40.0 million as of December 31, 2013 resulted from the following:

  •
  In December 2013, RELVAR® ELLIPTA® was launched in Japan for the treatment of bronchial asthma.

  •
  In December 2013, the U.S. FDA approved ANORO™ ELLIPTA™ as a combination anticholinergic/long-acting beta2-adrenergic agonist (LABA) indicated for the long-term, once-daily, maintenance treatment of airflow obstruction in patients with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and/or emphysema.

        Total milestone fees recorded of $15.0 million in January 2014 resulted from the following:

  •
  In January 2014, RELVAR® ELLIPTA® was launched in the European Union.

        We are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

        In March 2004, we entered into our strategic alliance with GSK (the Strategic Alliance agreement and the LABA collaboration are together referred to herein as the GSK Agreements). Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. Upon GSK's decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. GSK has no further option rights on any of our research or development programs under the strategic alliance.

        In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the "Additional MABAs"). GSK's development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to GSK961081 ('081), the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing '081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing '081 is commercialized as a combination product, such as a '081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS combination, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing '081 is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $129.0 million.

Agreements Entered into with GSK in Connection with the Spin-Off

        In conjunction with the planned spin-off of Theravance Biopharma, on March 3, 2014, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies will implement the spin-off and operate following the spin-off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK's consent to the spin-off provided certain conditions are met. In addition, we and GSK also entered into amendments of our LABA collaboration and Strategic Alliance agreements, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement is currently effective, but will terminate if the spin-off is not effected by June 30, 2014, and the other agreements will become effective upon the spin-off, provided that the spin-off is effected on or before June 30, 2014.

        The amendments to the GSK Agreements do not change the economics or royalty rates. The amendments to the GSK Agreements do provide that GSK's diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of UMEC/VI/FF or a MABA in combination with FF. Upon such regulatory approval, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the collaboration agreement and strategic alliance agreement. Since GSK's commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the spin-off and also products in which we will have retained only a portion of our interests upon the planned spin-off transaction, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the spin-off.

Purchases of Common Stock by GSK

        Prior to 2013, affiliates of GSK purchased an aggregate of 26,411,103 shares of our common stock. In 2013, GSK purchased 3,504,970 shares of our common stock pursuant to its periodic "top-up" rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for a total investment of $126.0 million. As of February 14, 2014, GSK beneficially owned approximately 27.0% of our outstanding capital stock.

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

        Net revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Royalty revenue	$1,945	$—	$—
Amortization of intangible assets	(743)	—	—

Net royalty revenue	1,202	—	—
LABA collaboration(1)	1,815	3,629	4,718
Strategic alliance agreement	—	—	1,858
Strategic alliance—MABA program license(2)	1,515	1,984	3,082

Total net revenue from GSK	$4,532	$5,613	$9,658

(1)
We revised the estimated performance period for the LABA program based on its progress in the fourth quarter of 2011, resulting in an increase to net loss of $0.4 million for the year ended December 31, 2011. Deferred revenue under this agreement was fully recognized in 2013.

(2)
We revised the estimated performance period for the MABA program based on its progress as follows: (i) in the fourth quarter of 2011, resulting in an increase to net loss of $0.2 million for the year ended December 31, 2011, (ii) in the fourth quarter of 2012, resulting in an increase to net loss of $0.1 million for the year ended December 31, 2012 and (iii) in the fourth quarter of 2013, resulting in an increase to net loss of $0.1 million for the year ended December 31, 2013. We do not expect that these revisions will have a material impact on future revenue recognized under this program

        Under the GSK collaboration arrangements, we are reimbursed for research and development expenses. These reimbursements have been reflected as a reduction of research and development expense of $0.5 million, $0.2 million and $0.4 million in 2013, 2012 and 2011.

Other Collaborative Arrangements

        During the last three years, we have entered into several other collaborative arrangements, which have been accounted for in accordance with our accounting policies related to collaborative arrangements and revenue recognition. Refer to Notes 1 and 3, "Description of Operations and Summary of Significant Accounting Policies" and "Collaborative Arrangements," to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

Revenue Recognition

        Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria are met.

Product Revenues

        We sell VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers order VIBATIV® through these distributors. For all product shipped in 2013, we are deferring the recognition of revenue until the product is sold through to healthcare providers, the end customers, due to the inherent uncertainties in estimating normal channel inventory at the distributors, and during which period we also provided extended payment terms and expanded return rights that allow distributors to return the product. As of December 31, 2013, we had deferred revenue of $0.9 million related to VIBATIV® shipments and recorded this amount as a current liability in the consolidated balance sheet.

        Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management's estimates that consider payer mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV® by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV® experienced by Astellas, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

        Sales Discounts:    We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We expect our customers to comply with the prompt payment terms to earn the cash discount. We account for cash discounts by reducing accounts receivable by the full amount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

        Chargebacks and Government Rebates:    For VIBATIV® sales in the U.S., we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service (PHS) as well as government-managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such health care providers. Our accrual for Medicaid is based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the consolidated balance sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

        Distribution Fees and Product Returns:    We have written contracts with our distributors that include terms for distribution-related fees. We record distribution-related fees based on a percentage of the product sales price. We offer our distributors a right to return product purchased directly us, which is principally based upon the product's expiration date. Additionally, we have granted more expansive return rights to our distributors following our product launch of VIBATIV®. We will generally accept returns for expired product during the six months prior to and twelve months after the product expiration date on product that had been sold to the distributors. Product returned is generally not resalable given the nature of our products and method of administration. We have developed estimates for VIBATIV® product returns based upon historical VIBATIV® sales from our former collaborative partner, Astellas. We record distribution fees and product returns as an allowance against accounts receivable.

        Allowance for Doubtful Accounts:    We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2013, there was no allowance for doubtful accounts.

        Concentration of Credit Risk:    Financial instruments which potentially subject us to concentrations of credit risk include accounts receivable. At December 31, 2013, 99% of our accounts receivable balance represents amounts due to us from two distributors, AmerisourceBergen Drug Corporation and McKesson Corporation. Despite the significant concentration of distributors, the demand for VIBATIV® is driven primarily by patient therapy requirements and we are not dependent upon any individual distributor with respect to VIBATIV® sales.

        Royalties:    We recognize royalty revenue on licensee net sales of our products in the period in which the royalties are earned and reported to us and collectability is reasonably assured.

Collaborative Arrangements and Multiple Element Arrangements

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

        On January 1, 2011, we adopted an accounting standards update that amends the guidance on accounting for new or materially modified multiple-element arrangements that we enter into subsequent to January 1, 2011. This guidance removed the requirement for objective and reliable evidence of fair value of the undelivered items in order to consider a deliverable a separate unit of accounting. It also changed the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to all the units of accounting in an arrangement. This guidance established the following hierarchy that must be used in estimating selling price under the relative-selling-price method: (1) vendor-specific objective evidence of fair value of the deliverable, if it exists, (2) third-party evidence of selling price, if vendor-specific objective evidence is not available or (3) vendor's best estimate of selling price (BESP) if neither vendor-specific nor third-party evidence is available.

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

        For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using either a proportional performance or straight-line method. We recognize revenue using the proportional performance method when the level of effort to complete our performance obligations under an arrangement can be reasonably estimated. Direct labor hours or full time equivalents are typically used as the measurement of performance. The total amount of deferred revenue based on BESP at December 31, 2013 was $7.1 million. Any changes in the remaining estimated performance obligation periods under these collaborative arrangements will not have a significant impact on the results of operations, except for a change in estimated performance period resulting from the termination of a collaborative arrangement, which would result in immediate recognition of the related deferred revenue.

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

        We recognized revenue from our GSK collaborative arrangements of $4.5 million in 2013 and $5.6 million in 2012. The remaining deferred revenue under the GSK strategic alliance agreement is $6.0 million at December 31, 2013. Any change in the estimated performance period, which is predominantly based on GSK's development timeline, will not have a significant impact on the results of operations, except for a change in estimated performance period resulting from the termination of the MABA program that would result in immediate recognition of the deferred revenue. The collaborative arrangement with Astellas was terminated on January 6, 2012. The termination resulted in the recognition of deferred revenue of $125.8 million in 2012.

        On January 1, 2011, we also adopted an accounting standards update that provides guidance on revenue recognition using the milestone method. Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can be achieved based only on our performance and as to which, at the inception of the arrangement, there is substantive uncertainty about whether the milestone will be achieved. Events that are contingent only on the passage of time or only on third-party performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms in the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Total contingent payments that may become payable to us under our collaborative agreements were up to $429.5 million at December 31, 2013 and are considered non-substantive.

        Amounts related to research and development funding is recognized as the related services or activities are performed, in accordance with the contract terms. Payments may be made to us based on the number of full-time equivalent researchers assigned to the collaborative project and the related research and development expenses incurred. Accordingly, reimbursement of research and development expenses pursuant to the cost-sharing provisions of our agreements with certain collaborative partners are recognized as a reduction of research and development expenses. For the year ended December 31, 2013, we recorded a reduction in our research and development expenses of $7.0 million for reimbursement of research and development expenses related to these collaborative arrangements.

Intangible Assets

        We capitalize fees paid to licensors related to agreements for approved products or commercialized products. We capitalize these fees as finite-lived intangible assets and amortize these intangible assets on a straight-line basis over their estimated useful lives once we begin recognizing the related royalty revenue. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these intangible assets will be recognized as a reduction of royalty revenue.

        We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of finite-lived intangible assets is measured by comparing the asset's carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We derive the required cash flow estimates from near-term forecasted product sales and long-term projected sales in the corresponding market.

        Our intangible assets of $125.0 million at December 31, 2013 consist of registrational and launch-related to milestone fees paid or owed to GSK (see "Collaborative Arrangements with GSK" above for more information). These intangible assets are considered finite-lived intangible assets, which will be amortized over their estimated useful lives using the straight-line method.

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

Fair Value of Stock-Based Compensation Awards

        We use the Black-Scholes-Merton option pricing model to estimate the fair value of options at the date of grant. The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We use the "simplified" method as described in Staff Accounting Bulletin No. 107, "Share Based Payment," for the expected option term because the usage of our historical option exercise data is limited due to post-IPO exercise restrictions. Beginning April 1, 2011, we have used our historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, we used our peer company price volatility to estimate expected stock price volatility due to our limited historical common stock price volatility since our initial public offering in 2004. The estimated fair value of the option is expensed on a straight-line basis over the expected term of the grant.

        We estimated the fair value of restricted stock units (RSUs) and restricted stock awards (RSAs) based on the fair market values of the underlying stock on the dates of grant. The estimated fair value of time-based RSUs and RSAs is expensed on a straight-line basis over the expected term of the grant. The estimated fair value of performance-contingent RSUs and RSAs is expensed using an accelerated method over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance indicators being met on a continuous basis.

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

        For more information, refer to Note 10, "Stock-Based Compensation," to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Inventories

        Inventories are stated at the lower of cost or market value. Raw materials include VIBATIV® API and other raw materials of $5.1 million, work-in-process of $0.4 million and finished goods of $4.9 million at December 31, 2013. Work-in-process and finished goods include third party manufacturing costs and labor and indirect costs we incur in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development (R&D) expense when consumed. If information becomes available that suggests the inventories may not be realizable, we may be required to expense a portion or all of the previously capitalized inventories.

Results of Operations

Revenues from Collaborative Arrangements

        Total net revenue, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2013		2012
(In thousands)	2013	2012	2011	$	%	$	%
GSK	$4,532	$5,613	$9,658	$(1,081)	(19)%	$(4,045)	(42)%
Astellas	—	125,788	14,854	(125,788)	(100)	110,934	747
Other	226	4,357	—	(4,131)	(95)	4,357	—

Total net revenue	$4,758	$135,758	$24,512	$(131,000)	(96)%	$111,246	454%

        Total net revenue decreased 96% to $4.8 million in 2013 compared to 2012 and increased 454% to $135.8 million in 2012 compared to 2011.

        Revenue for 2013 includes royalty revenue earned in 2013 of $1.9 million from GSK as a result of the launch of BREO® ELLIPTA® in the U.S. and RELVAR® ELLIPTA® in Japan. Amortization expense for intangible assets of $0.7 million is a reduction to royalty revenue. Revenue for 2012 includes the recognition of deferred revenue of $125.8 million from our global collaboration arrangement with Astellas for the development and commercialization of VIBATIV®. The deferred revenue recognized from Astellas was accelerated as a result of the termination of the Astellas'

agreement on January 6, 2012. In addition, revenue for 2012 includes the recognition of the upfront payment allocated to licensing of $4.4 million received under the collaborative arrangement with Merck. This collaborative arrangement with Merck was terminated in December 2013.

        A portion of our upfront fees and certain contingent payments received from our collaborative arrangements have been deferred and are being amortized ratably into revenue or R&D expense over the estimated performance period. Future revenue will include the ongoing amortization of upfront and contingent payments earned. We periodically review and, if necessary, revise the estimated periods of performance pursuant to these contracts.

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

        Our R&D expenses, as compared to prior years, were as follows:

				Change
	Year Ended December 31,			2013		2012
(In thousands)	2013	2012	2011	$	%	$	%
Employee-related	$37,846	$37,362	$35,541	$484	1%	$1,821	5%
External-related	46,868	43,155	30,812	3,713	9	12,343	40
Stock-based compensation	16,017	13,667	13,422	2,350	17	245	2
Facilities, depreciation and other allocated	24,450	23,714	23,793	736	3	(79)	*

Total R&D expenses	$125,181	$117,898	$103,568	$7,283	6%	$14,330	14%

*
Change is less than 1%.

        R&D expenses increased 6% to $125.2 million in 2013 compared to 2012 primarily due to higher external-related costs of $3.7 million and stock-based compensation costs of $2.4 million. The key Phase 2 clinical trials we were conducting in 2013 were our Phase 2 clinical studies in our MARIN program with TD-9855, a Phase 2b study in our LAMA program with TD-4208 and Phase 1 studies of TD-1607. In the comparable period in 2012 our key Phase 2 clinical trials primarily consisted of our Phase 2b studies in our program for opioid induced constipation with TD-1211 and one Phase 2 study in our MARIN program with TD-9855.

        R&D expenses increased 14% to $117.9 million in 2012 compared to 2011 primarily due to increases in external-related costs due to our Phase 2 studies in our program for opioid-induced constipation with TD-1211 and our MARIN program with TD-9855, higher employee-related expenses and costs related to VIBATIV® advisory committee activities.

        Under certain of our collaborative arrangements we received partial reimbursement of external costs and employee-related costs, which have been reflected as a reduction of R&D expenses of $7.0 million, $1.1 million and $0.8 million in 2013, 2012 and 2011.

Selling, General & Administrative

        Selling, general and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2013		2012
(In thousands)	2013	2012	2011	$	%	$	%
Selling, general and administrative expenses	$48,440	$30,859	$30,681	$17,581	57%	$178	1%

        Selling, general and administrative expenses increased 57% to $48.4 million in 2013 compared to 2012 primarily due to an increase in external legal and accounting fees in connection with our separation strategy, and selling costs resulting from our reintroduction of VIBATIV® into the U.S. wholesaler channel in August 2013 and employee-related expenses. Total external expenses related to the proposed company separation were $11.0 million for 2013.

        Selling, general and administrative expenses remained relatively flat in 2012 compared to 2011. An increase in consulting services costs, as well as higher facility-related costs, were partially offset by a decrease in employee-related expenses, which was driven by lower stock-based compensation expense.

        Stock-based compensation expense included in selling, general and administrative expenses was $9.7 million, $10.1 million and $11.5 million in 2013, 2012 and 2011.

Interest Income and Other Income (Expense), net

        Interest and other income (expense), net, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,
				2013		2012
(In thousands)	2013	2012	2011	$	%	$	%
Interest income	$778	$460	$415	$318	69%	$45	11%
Other income (expense), net	$6,732	—	—	$6,732	—	—	—

        Interest income increased 69% to $0.8 million in 2013 compared to 2012 primarily due to an increase in our cash, cash equivalents and marketable securities balances. Cash, cash equivalents and marketable securities increased primarily due to net proceeds of $281.6 million received from the January 2013 issuance of convertible subordinated notes and net proceeds of $153.0 million received from issuances of our common stock, which includes net proceeds of $126.0 million received from private placements of our common stock to an affiliate of GSK. These increases were partially offset by cash used in operations of $129.6 million, registrational and launch-related milestone payments to GSK of $85.0 million and payments on privately-negotiated capped call option transactions in connection with the issuance of the convertible subordinated notes of $36.8 million.

        Interest income increased 11% to $0.5 million in 2012 compared to 2011 primarily due to an increase in our in cash, cash equivalents and marketable securities balances. Cash, cash equivalents and marketable securities increased primarily due to $229.3 million, net of issuance costs, received from the sales of our common stock to an affiliate of GSK in 2012.

        Other income (expense), net was $6.7 million in 2013 compared to $0 in 2012 primarily due to $10.0 million received as a result of the termination of our royalty participation agreement with Elan in 2013. The increase was partially offset by other expense of $1.8 million from third party expenses relating to the aforementioned royalty participation agreement in 2013 and $1.4 million related to the change in fair value of the capped call instruments related to our convertible subordinated notes issued in 2013.

Interest Expense

        Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2013		2012
(In thousands)	2013	2012	2011	$	%	$	%
Interest expense	$9,348	$6,003	$6,022	3,345	56%	$(19)	*	%

        Interest expense increased 56% to $9.3 million in 2013 compared to 2012 primarily due to the interest expense and amortization of debt issuance costs from our 2.125% convertible subordinated notes due 2023 issued in January 2013. Interest expense in 2012 and 2011 is comprised of interest expense and amortization of debt issuance costs from our 3% convertible subordinated notes due 2015 issued in January 2008, which were converted into shares of our common stock between June 30, 2013 and July 3, 2013.

Income Taxes

        At December 31, 2013, we had net operating loss carryforwards for federal income taxes of $1,412.0 million and federal research and development tax credit carryforwards of $52.7 million. We recorded a valuation allowance to offset in full the benefit related to our deferred tax assets because realization of these benefits is uncertain.

        We had unrecognized tax benefits of $57.4 million as of December 31, 2013 and $52.5 million as of December 31, 2012. None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We conducted an analysis through 2013 to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, we estimate that no portion of the net operating loss or credit carryforwards will expire before becoming available to reduce federal and state income tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Liquidity and Capital Resources

Liquidity

        Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. At December 31, 2013, we had $520.5 million in cash, cash equivalents and marketable securities, excluding $0.8 million in restricted cash that was pledged as collateral for certain of our leases. On January 24, 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of unsecured 2.125% convertible subordinated notes due 2023. The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million of payments on privately-negotiated capped call option transactions in connection with the issuance of the notes. Also, during 2013, we issued and Glaxo Group Limited, an affiliate of GSK, purchased 3,504,970 shares of our common stock for an aggregate purchase price of approximately $126.0 million pursuant to its periodic

"top-up" rights under our governance agreement with GSK dated June 4, 2004, as amended. During 2013, we also made registrational and launch-related milestone payments to GSK of $85.0 million.

        On June 4, 2013, we called for the redemption of all of our outstanding 3% Convertible Subordinated Notes due 2015 (the "2015 Notes"), pursuant to the redemption right in the indenture governing the 2015 Notes. Any 2015 Notes outstanding on July 5, 2013 were to be redeemed in cash for 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. The 2015 Notes were convertible at any time prior to 5:00 p.m. Eastern time on July 3, 2013 into shares of our common stock at a conversion rate of 38.6548 shares per $1,000 principal amount (equivalent to a conversion price of approximately $25.87 per share). All of the convertible subordinated notes, $172.5 million principal amount, were converted into 6,667,932 shares of our common stock between June 30, 2013 and July 3, 2013 and none were redeemed for cash.

        We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. For example, TD-9855 in our MARIN program is in an ongoing Phase 2 study for fibromyalgia and in September 2013 Theravance reported positive top-line data from a Phase 2b study with TD-4208, our LAMA compound. Also, in July 2012, Theravance announced positive results from the key study in our Phase 2b program with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. Though we are seeking to partner these programs, we may choose to progress one or more of these programs into later-stage clinical studies by ourselves, which could increase our anticipated operating expenses substantially. Furthermore, if we cannot identify a suitable commercialization partner for VIBATIV® in the U.S., we will not be able to leverage a commercialization partner's capabilities and infrastructure and we will incur all of the costs and expenses associated with our reintroduction of VIBATIV® in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support.

        As part of the business separation announced in April 2013, we currently anticipate funding the new company with approximately $300 million at separation. We expect this initial cash will fund the new company's operations through significant potential corporate milestones for approximately the next two to three years after the completion of the spin-off, based on current operating plans and financial forecasts. Changes in our development or operating plans, the timing of, and our cash balance at the time of the spin-off, however, could affect the amount of cash available for the two companies at the time of separation and the initial cash funding needed to adequately capitalize both companies.

        Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential payments to GSK for registrational and launch-related milestone fees, we have paid a total of $85.0 million and recognized a liability of $40.0 million as of December 31, 2013 and recorded an additional $15.0 million payment in January 2014. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful life. We estimate the remaining potential milestone payments of $80.0 million could be payable by the end of 2014.

        In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. As of December 31, 2013, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. If sufficient performance conditions are achieved in 2014, then we could recognize up to $9.5 million related to cash bonus expense in 2014.

Adequacy of cash resources to meet future needs

        We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans and financials forecasts. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, we regularly explore debt restructuring and/or reduction alternatives, including through tender offers, redemptions, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

        Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2013	2012	2011	2013	2012
Net cash used in operating activities	$(129,602)	$(127,513)	$(88,338)	$(2,089)	$(39,175)
Net cash used in investing activities	$(219,580)	$(58,283)	$(55,819)	$(161,297)	$(2,464)
Net cash provided by financing activities	$397,843	$235,867	$25,602	$161,976	$210,265

Cash Flows from Operating Activities

        Cash used in operating activities is primarily driven by net loss, excluding the effect of non-cash charges or differences in the timing of cash flows and earnings recognition.

        Net cash used in operating activities in 2013 was $129.6 million, which was primarily due to:

  •
  $140.0 million used in operating expenses, after adjusting for non-cash related items of: $33.6 million consisting primarily of stock-based compensation expense of $25.7 million and depreciation and amortization expenses of $8.2 million;

  •
  $8.0 million used for interest payments on convertible subordinated notes payable;

  •
  $3.1 million used to increase inventories;

  •
  $2.1 million used to increase receivable from collaborative arrangements related to royalty revenue and reimbursement of R&D services;

  •
  $8.2 million increase for cash, net of third party expenses, for the termination of our royalty participation agreement;

  •
  $7.5 million increase in accrued liabilities due to $5.9 million increase in accrued personnel-related expenses, accrued clinical and development expense, and other accrued liabilities, and $1.6 million increase in accounts payable primarily due to the timing of payments, and

  •
  $6.5 million received in upfront fees under our collaborative arrangements.

        Net cash used in operating activities in 2012 was $127.5 million, which was primarily due to:

  •
  $118.4 million used in operating expenses, after adjusting for non-cash related items of $30.4 million consisting primarily of stock-based compensation expense of $23.8 million, depreciation and amortization expenses of $7.3 million;

  •
  $5.2 million used for interest payments on convertible subordinated notes payable;

  •
  $4.8 million used to increase inventories;

  •
  $0.8 million used to increase receivable from collaborative arrangements related to reimbursement of R&D services

  •
  $3.3 million used to decrease accrued liabilities due to a $1.8 million decrease in accrued personnel-related expenses, accrued clinical and development expense, and $1.5 million decrease in accounts payable primarily due to timing of payments; and

  •
  $6.0 million received in upfront fees under our collaborative arrangements.

        Net cash used in operating activities in 2011 was $88.3 million, which was primarily due to:

  •
  $99.3 million used in operating expenses, after adjusting for non-cash related items of $34.9 million consisting primarily of stock-based compensation expense of $24.9 million, depreciation and amortization expenses of $7.6 million and rent expense of $2.4 million;

  •
  $5.2 million used for interest payments on convertible subordinated notes payable;

  •
  $2.3 million increase in prepaid expenses and other current assets;

  •
  $8.4 million increase in accrued liabilities due to a $5.1 million increase in accrued personnel-related expenses, accrued clinical and development expense, and $3.3 million increase in accounts payable primarily due to timing of payments; and

  •
  $4.0 million received in upfront fees under our collaborative arrangements.

Cash Flows from Investing Activities

        Net cash used in investing activities in 2013 was $219.6 million, which was primarily due to $131.9 million in cash balances being invested in available-for-sale securities and $85.0 million used for milestone payments to GSK.

        Net cash used in investing activities in 2012 was $58.3 million, which was primarily due to $55.9 million in cash balances being invested in short-term investments and long-term marketable securities.

        Net cash used in investing activities in 2011 was $55.8 million, which was primarily due to $52.8 million in cash balances being invested in short-term investments and long-term marketable securities.

Cash Flows from Financing Activities

        Net cash provided by financing activities in 2013 of $397.8 million was primarily due to the net proceeds of $281.6 million received from the January 2013 issuance of 2.125% convertible subordinated notes due in 2023 and net proceeds from the issuances of our common stock of $153.0 million, which includes net proceeds of $126.0 million received from private placements of our common stock to an affiliate of GSK. These increases were partially offset by $36.8 million of payments on privately-negotiated capped call option transactions in connection with the issuance of the notes.

        Net cash provided by financing activities in 2012 of $235.9 million was primarily due to net proceeds from the issuances of our common stock of $236.4 million, which includes net proceeds of $229.3 million received from private placements of our common stock to an affiliate of GSK.

        Net cash provided by financing activities in 2011 of $25.6 million was primarily due to net proceeds from the issuances of our common stock of $25.8 million, which includes net proceeds of $13.6 million received from private placements of our common stock to an affiliate of GSK.

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

Commitments and Contingencies

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements at December 31, 2013.

        In 2011, we granted special long-term retention and incentive RSAs to members of senior management and special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. The maximum potential expense associated with this program is $28.2 million related to stock-based compensation expense and $38.2 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. As of December 31, 2013, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. If sufficient performance conditions are achieved in 2014, then we would recognize up to $6.7 million in stock-based compensation expense associated with these RSAs and $9.5 million related to cash bonus expense in 2014.

Contractual Obligations and Commercial Commitments

        In the table below, we set forth our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2013. Some of the figures that we include in this table are based on management's estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

(In thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Convertible subordinated notes due 2023(1)	$342,739	$6,109	$12,219	$12,219	$312,192
Facility operating leases(2)	38, 251	4,859	11,713	12,426	9,253
Purchase obligations	8,188	7,402	786	—	—

Total	$389,178	$18,370	$24,718	$24,645	$321,445

(1)
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

(2)
As security for performance of certain obligations under the operating leases for our headquarters, we have issued letters of credit in the aggregate of approximately $0.8 million, collateralized by an equal amount of restricted cash.

        Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential payments to GSK for registrational and launch-related milestone fees, we have paid a total of $85.0 million and recognized a liability of $40.0 million as of December 31, 2013 and recorded an additional $15.0 million payment in January 2014. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful life. We estimate the remaining potential milestone payments of $80.0 million could be payable by the end of 2014.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THERAVANCE, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$143,510	$94,849
Short-term investments	321,615	153,640
Accounts receivable, net of allowances of $89 and $0 at December 31, 2013 and 2012	199	—
Receivables from collaborative arrangements (including amounts from a related party of $2,247 and $123 at December 31, 2013 and 2012)	3,181	1,064
Prepaid expenses and other current assets	4,287	4,066
Inventories	10,406	7,514

Total current assets	483,198	261,133
Marketable securities	55,374	95,194
Restricted cash	833	833
Property and equipment, net	10,238	9,154
Intangible assets, net	124,257	—
Other assets	7,355	2,268

Total assets	$681,255	$368,582

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,583	$5,377
Payable to a related party	40,000	—
Accrued personnel-related expenses	10,881	9,002
Accrued clinical and development expenses	9,714	6,550
Accrued interest on convertible subordinated notes	2,800	2,372
Other accrued liabilities	4,137	2,072
Deferred revenue	9,289	4,593

Total current liabilities	84,404	29,966
Convertible subordinated notes	287,500	172,500
Deferred rent	4,774	5,074
Deferred revenue	5,455	6,014
Commitments and contingencies (Notes 3, 10 and 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 111,516 and 98,379 at December 31, 2013 and 2012	1,115	984
Class A common stock, $0.01 par value, 30,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,803,048	1,488,447
Accumulated other comprehensive income	162	99
Accumulated deficit	(1,505,203)	(1,334,502)

Total stockholders' equity	299,122	155,028

Total liabilities and stockholders' equity	$681,255	$368,582

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Royalty revenue from a related party, net of intangible assets amortization of $743 in 2013 and $0 in 2012 and 2011	$1,202	$—	$—
Net revenue from collaborative arrangements (including amounts from a related party of $3,330 in 2013, $5,613 in 2012, and $9,658 in 2011)	3,556	135,758	24,512

Total net revenue	4,758	135,758	24,512
Operating expenses:
Research and development	125,181	117,898	103,568
Selling, general and administrative	48,440	30,859	30,681

Total operating expenses	173,621	148,757	134,249

Loss from operations	(168,863)	(12,999)	(109,737)
Other income (expense), net	6,732	—	—
Interest income	778	460	415
Interest expense	(9,348)	(6,003)	(6,022)

Net loss	$(170,701)	$(18,542)	$(115,344)

Basic and diluted net loss per share	$(1.67)	$(0.20)	$(1.41)

Shares used to compute basic and diluted net loss per share	102,425	90,909	82,051

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(170,701)	$(18,542)	$(115,344)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities, net of tax	63	83	(17)

Comprehensive loss	$(170,638)	$(18,459)	$(115,361)

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)

(In thousands)

			Class A Common Stock					Total Stockholders' Equity (Net Capital Deficiency)
	Common Stock					Accumulated Other Comprehensive Income
					Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	70,950	$710	9,402	$94	$1,177,359	$33	$(1,200,616)	$(22,420)
Exercise of stock options, and Issuance of common stock in settlement of restricted stock units, stock awards and purchase plan	4,617	46	—	—	12,149	—	—	12,195
Issuance of common stock in private placements to a related party	574	5	—	—	13,613	—	—	13,618
Conversion of Class A common stock (Note 3)	9,402	94	(9,402)	(94)	—	—	—	—
Stock-based compensation	—	—	—	—	24,916	—	—	24,916
Net loss	—	—	—	—	—	—	(115,344)	(115,344)
Net unrealized loss on marketable securities	—	—	—	—	—	(17)	—	(17)

Balance at December 31, 2011	85,543	855	—	—	1,228,037	16	(1,315,960)	(87,052)

Exercise of stock options, and issuance of common stock in settlement of restricted stock units, stock awards and purchase plan	2,151	22	—	—	7,059	—	—	7,081
Issuance of common stock in private placement to a related party, net of expenses of $0.4 million	10,685	107	—	—	229,189	—	—	229,296
Stock-based compensation	—	—	—	—	24,162	—	—	24,162
Net loss	—	—	—	—	—	—	(18,542)	(18,542)
Net unrealized gain on marketable securities	—	—	—	—	—	83	—	83

Balance at December 31, 2012	98,379	984	—	—	1,488,447	99	(1,334,502)	155,028

Exercise of stock options, and issuance of common stock in settlement of restricted stock units, stock awards and purchase plan	2,964	29	—	—	26,962	—	—	26,991
Issuance of common stock in private placement to a related party	3,505	35	—	—	125,995	—	—	126,030
Stock-based compensation	—	—	—	—	25,858	—	—	25,858
Conversion of convertible subordinated notes due 2015	6,668	67	—	—	171,164	—	—	171,231
Capped call options associated with convertible subordinated notes due 2023	—	—	—	—	(35,378)	—	—	(35,378)
Net loss	—	—	—	—	—	—	(170,701)	(170,701)
Net unrealized gain on marketable securities	—	—	—	—	—	63	—	63

Balance at December 31, 2013	111,516	$1,115	—	$—	$1,803,048	$162	$(1,505,203)	$299,122

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(170,701)	$(18,542)	$(115,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,203	7,326	7,583
Stock-based compensation	25,687	23,783	24,916
Change in fair value of capped-call derivative assets	1,422	—	—
Other non-cash items	17	187	18
Changes in operating assets and liabilities:
Accounts receivables	702	—	—
Receivables from collaborative arrangements	(2,117)	(841)	(29)
Prepaid expenses and other current assets	36	(441)	2,288
Inventories	(3,100)	(4,822)	—
Other assets	(578)	—	—
Accounts payable	1,613	(1,480)	3,310
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	5,850	(1,829)	5,124
Accrued interest on convertible subordinated notes	428	—	—
Deferred rent expense	(299)	(747)	2,429
Deferred revenue	3,235	(130,107)	(18,633)

Net cash used in operating activities	(129,602)	(127,513)	(88,338)

Cash flows from investing activities
Purchases of property and equipment	(2,734)	(2,590)	(3,628)
Purchases of available-for-sale securities	(410,407)	(330,484)	(301,563)
Maturities of available-for-sale securities	255,861	224,902	231,476
Sales of available-for-sale securities	22,600	49,729	17,321
Increase in intangible assets	(85,000)	—	—
Release of restricted cash	—	60	—
Issuances of notes receivable	—	(140)	(140)
Payments received on notes receivable	100	240	715

Net cash used in investing activities	(219,580)	(58,283)	(55,819)

Cash flows from financing activities
Payments on note payable and capital leases	—	(69)	(206)
Proceeds from issuances of common stock, net	153,021	236,377	25,808
Purchase of capped-call options	(36,800)	—	—
Proceeds from issuances of convertible subordinated notes, net of debt issuance costs	281,622	(441)	—

Net cash provided by financing activities	397,843	235,867	25,602

Net increase (decrease) in cash and cash equivalents	48,661	50,071	(118,555)
Cash and cash equivalents at beginning of period	94,849	44,778	163,333

Cash and cash equivalents at end of period	$143,510	$94,849	$44,778

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,970	$5,177	$5,195

Supplemental Non-cash Financing Activities
Conversion of convertible subordinated notes into common stock	$172,499	$—	$—

See accompanying notes to consolidated financial statements.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

        Theravance, Inc. (Theravance, the Company, the Registrant or we and other similar pronouns) is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. Theravance is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain.

Business Separation

        In April 2013, Theravance announced that its Board of Directors approved plans to separate its businesses into two independent publicly traded companies. The company to be spun-off, Theravance Biopharma, Inc. (Theravance Biopharma), filed an initial Form 10 with the SEC on August 1, 2013 and filed amendments of its Form 10 with the SEC on September 27, 2013, October 29, 2013 and November 22, 2013. After the spin-off, Theravance will be responsible for all development and commercial activities under the LABA collaboration and the Strategic Alliance agreements with Glaxo Group Limited (GSK). Theravance will be eligible to receive the associated potential royalty revenues from FF/VI (RELVAR®/BREO® ELLIPTA®), UMEC/VI (ANORO™ ELLIPTA™) and potentially VI monotherapy and 15% of the potential royalty revenues from UMEC/VI/FF, MABA, and MABA/FF and other products that may be developed under the LABA collaboration and Strategic Alliance agreements. Theravance Biopharma will be a biopharmaceutical company focused on discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need. The result will be two independent, publicly traded companies with different business models enabling investors to align their investment philosophies with the strategic opportunities and financial objectives of the two independent companies. The consolidated financial statements do not reflect any adjustments resulting from the planned business separation.

Principles of Consolidation

        The consolidated financial statements include the accounts of Theravance and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of our foreign subsidiary's financial results into U.S. dollars for purposes of reporting our consolidated financial results. Monetary and non-monetary assets and liabilities are remeasured into U.S. dollars at the applicable period end exchange rate. Operating expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets which are remeasured at historical exchange rates. Gains or losses from remeasurement of foreign currency financial statements into U.S. dollars are included in our consolidated statements of operations and were insignificant for all periods presented, as was the effect of exchange rate changes on cash and cash equivalents.

Use of Management's Estimates

        The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

could differ materially from those estimates. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. These estimates also form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

Segment Reporting

        We have determined that we operate in a single segment, which is the discovery (research), development and commercialization of human therapeutics. Revenues are generated primarily from our collaborative arrangements with GSK, located in Great Britain, Astellas Pharma Inc. ("Astellas") (through January 2012), located in Japan, and Merck (which agreement terminated in December 2013), located in the United States.

        All property and equipment is maintained in the United States.

Cash and Cash Equivalents

        We consider all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

        Under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. Restricted cash related to such agreements was $0.8 million as of December 31, 2013 and 2012.

Investments in Marketable Securities

        We invest in short-term investments and marketable securities, primarily corporate notes, government, government agency, and municipal bonds. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents, short-term investments or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

        We regularly review all of our investments for other-than-temporary declines in estimated fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, we reduce the carrying value of the security and record a loss for the amount of such decline.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        Financial instruments include cash equivalents, marketable securities, accounts receivable, related party receivables, accounts payable, accrued liabilities and convertible subordinated notes. Marketable securities are carried at estimated fair value. The carrying value of cash equivalents, accounts receivable, receivables from related party, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments. The fair value of the convertible subordinated notes is described in Note 9, "Long-Term Debt."

Accounts Receivable

        Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government rebate programs, cash discounts for prompt payment and sales returns. Estimates for wholesaler chargebacks for government rebates, cash discounts and sales returns are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs. When appropriate, we record an allowance for doubtful accounts based upon our assessment of collectability. For the year ended December 31, 2013, we did not have any write-offs of accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral.

Concentration of Credit and Other Risks

        We invest in a variety of financial instruments and, by our policy, limit the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government.

        Our accounts receivable at December 31, 2013, represent amounts due to us from distributors. The following table summarizes accounts receivable, net balances at December 31, 2013 by distributor:

Distributor	Accounts Receivable (In thousands)	Percentage of Total Accounts Receivable Balance
McKesson Corporation	$132	66%
AmerisourceBergen Drug Corporation	66	33
Other	1	1

Total	$199	100%

        We depend on a single-source supplier of the API in VIBATIV® and one supplier to provide fill-finish services related to the manufacturing of VIBATIV®. If any of our suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to supply VIBATIV® at levels to meet market demand, we could experience a loss of revenue, which could materially and adversely impact our results of operations.

Inventories

        Inventories consist of raw materials, work-in-process and finished goods related to the production of VIBATIV® (telavancin). Raw materials include VIBATIV® API and other raw materials. Work-in-process and finished goods include third party manufacturing costs and labor and indirect costs

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

we incur in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development (R&D) expense when consumed. In addition, under certain commercialization agreements, we may sell VIBATIV® packaged in unlabeled vials that are recorded in work-in-process. Inventories are stated at the lower of cost or market value. We determine the cost of inventory using the average-cost method for validation batches. We analyze our inventory levels quarterly and write down any inventory that is expected to become obsolete, that has a cost basis in excess of its expected net realizable value or for inventory quantities in excess of expected requirements.

Property and Equipment

        Property, equipment and leasehold improvements are stated at cost and depreciated using the straight-line method as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 years

Capitalized Software

        We capitalize certain costs related to direct material and service costs for software obtained for internal use. Capitalized software costs are depreciated over 3 years.

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

Bonus Accruals

        We have short-term bonus programs for eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based.

        In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. As of December 31, 2013, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized.

Deferred Rent

        Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings we occupy. Rent expense is being recognized ratably

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

over the life of the leases. Because our facility operating leases provide for rent increases over the terms of the leases, average annual rent expense during the first 1.5 years of the leases exceeded our actual cash rent payments. Also included in deferred rent are lease incentives of $2.6 million as of December 31, 2013, which is being recognized ratably over the life of the leases.

Revenue Recognition

        Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria are met.

Collaborative Arrangements and Multiple-Element Arrangements

        Revenue from nonrefundable, up-front license or technology access payments under license and collaborative arrangements that are not dependent on any future performance by us is recognized when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of continuing performance obligation.

        We account for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with FASB ASC Subtopic 605-25, "Multiple Element Arrangements." For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence ("VSOE") of selling price, if it exists, or third-party evidence ("TPE") of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

        For multiple-element arrangements entered into prior to January 1, 2011, we determined the deliverables under our collaborative arrangements did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees and development contingent payments ratably over the term of its performance under the agreements. These upfront or contingent payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets and amortized over the estimated period of performance. We periodically review the estimated performance periods of our contracts based on the progress of our programs.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

        Where a portion of non-refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue or as an accrued liability and recognized as a reduction of research and development expenses ratably over the term of our estimated performance period under the agreement. We determine the estimated performance periods, and they are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period and, therefore revenue recognized, would occur on a prospective basis in the period that the change was made.

        Under certain collaborative arrangements, we have been reimbursed for a portion of our research and development expenses. These reimbursements have been reflected as a reduction of research and development expense in our consolidated statements of operations, as we do not consider performing research and development services to be a part of our ongoing and central operations. Therefore, the reimbursement of research and developmental services and any amounts allocated to our research and development services are recorded as a reduction of research and development expense.

        Amounts deferred under a collaborative arrangement in which the performance obligations are terminated will result in an immediate recognition of any remaining deferred revenue and accrued liability in the period that termination occurred, provided that all performance obligations have been satisfied.

        We account for contingent payments in accordance with FASB Subtopic ASC 605-28 "Revenue Recognition—Milestone Method." We recognize revenue from milestone payments when (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations related to the achievement of the milestone. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. See Note 3, "Collaborative Arrangements," for analysis of each milestone event deemed to be substantive or non-substantive.

        In accordance with FASB Subtopic ASC 808-10, "Collaborative Arrangements," and pursuant to our agreement with Astellas, we recognized as revenue the net impact of transactions with Astellas related to VIBATIV® inventories including revenue specifically attributable to any sales, and cost of inventories either transferred or expensed as unrealizable.

Product Revenues

        We sell VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers order VIBATIV® through these distributors. For all product shipped in 2013, we are deferring the recognition of revenue until the product is sold through to healthcare providers, the end customers, due to the inherent uncertainties in estimating normal channel inventory at the distributors, and during which period we also provided extended payment terms and expanded return rights that allow distributors to return the product. As of December 31, 2013, we had deferred revenue of $0.9 million related to VIBATIV® shipments included in current liabilities in the consolidated balance sheet.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

        Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management's estimates that consider payer mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV® by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV® experienced by Astellas, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

        Sales Discounts:    We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We expect our customers to comply with the prompt payment terms to earn the cash discount. We account for cash discounts by reducing accounts receivable by the full amount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

        Chargebacks and Government Rebates:    For VIBATIV® sales in the U.S., we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service (PHS) as well as government-managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such health care providers. Our accrual for Medicaid is based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the consolidated balance sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

        Distribution Fees and Product Returns:    We have written contracts with our distributors that include terms for distribution-related fees. We record distribution-related fees based on a percentage of the product sales price. We offer our distributors a right to return product purchased directly from us, which is principally based upon the product's expiration date. Additionally, we have granted more expansive return rights to our distributors following our product launch of VIBATIV®. We will generally accept returns for expired product during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. Product returned is generally not resalable given the nature of our products and method of administration. We have developed estimates for VIBATIV® product returns based upon historical VIBATIV® sales from our former collaborative partner, Astellas. We record distribution fees and product returns as an allowance against accounts receivable.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

        Allowance for Doubtful Accounts:    We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2013, there was no allowance for doubtful accounts.

        Royalties:    We recognize royalty revenue on licensee net sales of our products in the period in which the royalties are earned and reported to us and collectability is reasonably assured.

Intangible Assets

        We capitalize fees paid to licensors related to agreements for approved products or commercialized products. We capitalize these fees as finite-lived intangible assets and amortize these intangible assets on a straight-line basis over their estimated useful lives once we begin recognizing the related royalty revenue. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these intangible assets will be recognized as a reduction of royalty revenue. We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of finite-lived intangible assets is measured by comparing the asset's carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We derive the required cash flow estimates from near-term forecasted product sales and long-term projected sales in the corresponding market.

Research and Development Costs

        Research and development costs are expensed in the period that services are rendered or goods are received. Research and development costs consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain research and development activities on behalf of us, net of certain external research and development costs reimbursed under our collaborative arrangements.

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

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

Advertising Expenses

        We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were not significant in 2013 and were $0 in 2012 and 2011.

Fair Value of Stock-Based Compensation Awards

        We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our employee stock purchase plan (ESPP). The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We use the "simplified" method as described in Staff Accounting Bulletin No. 107, "Share-Based Payment," for the expected option term because the usage of its historical option exercise data is limited due to post-IPO exercise restrictions. Beginning April 1, 2011, we used our historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, we used peer company price volatility to estimate expected stock price volatility due to our limited historical common stock price volatility since our initial public offering in 2004.

        Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs) are measured based on the fair market values of the underlying stock on the dates of grant.

        Stock-based compensation expense was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Our estimated annual forfeiture rates for stock options, RSUs and RSAs are based on our historical forfeiture experience.

        The estimated fair value of stock options, RSUs and RSAs is expensed on a straight-line basis over the expected term of the grant and the estimated fair value of performance-contingent RSUs and RSAs is expensed using an accelerated method over the term of the award once we have determined that it is probable that performance milestones will be achieved. Compensation expense for RSUs and RSAs that contain performance conditions is based on the grant date fair value of the award. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance milestones being met on a continuous basis.

        Compensation expense for purchases under the ESPP is recognized based on the fair value of the common stock on the date of offering, less the purchase discount percentage provided for in the plan.

        We have not recognized, and do not expect to recognize in the near future, any income tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

Other Income (Expense), net

        In May 2013, we entered into a royalty participation agreement with Elan Corporation, plc ("Elan"). The closing of the transaction was subject to closing conditions, including the approval of the transaction by Elan's shareholders. Elan's shareholders did not approve the transaction at an Extraordinary General Meeting. Subsequently, we terminated the agreement and, as a result, Elan paid us a $10.0 million termination fee in June 2013, which is reflected in other income on the consolidated

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

statements of operations. Other expense is comprised of third party expenses related to the aforementioned royalty participation agreement and the change in the estimated fair value of the capped-call instruments related to our convertible subordinated notes issued in January 2013, which is reflected in other expense.

Income Taxes

        We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

        None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits relating to uncertain tax positions existing at December 31, 2013 will significantly increase or decrease in the next 12 months.

        We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether: the factors underlying the sustainability assertion have changed and whether the amount of the recognized tax benefit is still appropriate.

        The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of changes in unrealized gains and losses on our available-for-sale securities, net of tax.

Related Parties

        Transactions with GSK are described in Note 3, "Collaborative Arrangements".

        Robert V. Gunderson, Jr. is a director of the Company. We have engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as our primary legal counsel. Fees incurred in the ordinary course of business were $3.2 million in 2013, $1.2 million in 2012, and $0.3 million in 2011.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities.

        For the years ended December 31, 2013, 2012 and 2011, diluted and basic net loss per share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

        The computations for basic and diluted net loss per share were as follows:

	Year Ended December 31,
(In thousands, except for per share data)	2013	2012	2011
Numerator:
Net loss	$(170,701)	$(18,542)	$(115,344)

Denominator:
Weighted-average shares of stock outstanding	104,789	93,410	84,493
Less: unvested RSAs	(2,364)	(2,501)	(2,442)

Weighted-average shares used to compute basic and diluted net loss per share	102,425	90,909	82,051

Net loss per share:
Basic and diluted net loss per share	$(1.67)	$(0.20)	$(1.41)

Anti-dilutive Securities

        The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Shares issuable under Equity Incentive Plans and ESPP	4,095	5,367	5,464
Shares issuable upon the conversion of convertible subordinated notes	2,780	6,668	6,668

Total anti-dilutive securities	6,875	12,035	12,132

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements

Revenues from Collaborative Arrangements

        We recognized total net revenue as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
GSK	$4,532	$5,613	$9,658
Astellas	—	125,788	14,854
Other	226	4,357	—

Total net revenue	$4,758	$135,758	$24,512

GSK

LABA Collaboration

        In November 2002, we entered into our long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO™ ELLIPTA™ (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (LAMA), umeclidinium bromide (UMEC), with a LABA, VI. For the treatment of asthma, RELVAR® ELLIPTA® is approved in multiple regions outside of North America and the collaboration is further developing FF/VI for the U.S.

        In the event that a product containing VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential payments to GSK for registrational and launch-related milestone fees, we have paid a total of $85.0 million and accrued a liability of $40.0 million as of December 31, 2013 and recorded an additional $15.0 million payment in January 2014. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful life. We estimate the remaining potential milestone payments of $80.0 million could be payable by the end of 2014.

        Total milestone fees paid of $85.0 million as of December 31, 2013 resulted from the following:

  •
  In May 2013, the U.S. Food and Drug Administration (FDA) approved BREO® ELLIPTA® as an inhaled long-term, once-daily maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema. It is also indicated to reduce exacerbations of COPD in patients with a history of exacerbations.

  •
  In September 2013, the Japanese Ministry of Health, Labour and Welfare (MHLW) approved RELVAR® ELLIPTA® for the treatment of bronchial asthma in cases where concurrent use of inhaled corticosteroid and long-acting inhaled beta2 agonist is required.

  •
  In October 2013, BREO® ELLIPTA® was launched in the U.S. for the treatment of COPD.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements (Continued)

  •
  In November 2013, the European Commission granted marketing authorization for RELVAR® ELLIPTA® for the regular treatment of asthma and the systematic treatment of COPD.

        Total milestone fees accrued as liabilities of $40.0 million as of December 31, 2013 resulted from the following:

  •
  In December 2013, RELVAR® ELLIPTA® was launched in Japan for the treatment of bronchial asthma.

  •
  In December 2013, the U.S. FDA approved ANORO™ ELLIPTA™ as a combination anticholinergic/long-acting beta2-adrenergic agonist (LABA) indicated for the long-term, once-daily, maintenance treatment of airflow obstruction in patients with chronic obstructive pulmonary disease (COPD), including chronic bronchitis and/or emphysema.

        Total milestone fees recorded of $15.0 million in January 2014 resulted from the following:

  •
  In January 2014, RELVAR® ELLIPTA® was launched in the European Union.

        We are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

        In March 2004, we entered into our strategic alliance with GSK (the Strategic Alliance agreement and the LABA collaboration are together referred to herein as the GSK Agreements). Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. Upon GSK's decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. GSK has no further option rights on any of our research or development programs under the strategic alliance.

        In 2005, GSK licensed our bifunctional muscarinic antagonist-beta2 agonist (MABA) program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the "Additional MABAs"). GSK's development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to GSK961081 ('081), the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements (Continued)

party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing '081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing '081 is commercialized as a combination product, such as '081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS combination, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing '081 is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $129.0 million.

Agreements Entered into with GSK in Connection with the Spin-Off

        In conjunction with the planned spin-off of Theravance Biopharma, on March 3, 2014, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies will implement the spin-off and operate following the spin-off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK's consent to the spin-off provided certain conditions are met. In addition, we and GSK also entered into amendments of our LABA collaboration and Strategic Alliance agreements, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement is currently effective, but will terminate if the spin-off is not effected by June 30, 2014, and the other agreements will become effective upon the spin-off, provided that the spin-off is effected on or before June 30, 2014.

        The amendments to the GSK Agreements do not change the economics or royalty rates. The amendments to the GSK Agreements do provide that GSK's diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of UMEC/VI/FF or a MABA in combination with FF. Upon such regulatory approval, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the collaboration agreement and strategic alliance agreement. Since GSK's commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the spin-off and also products in which we will have retained only a portion of our interests upon the planned spin-off transaction, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the spin-off.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements (Continued)

Purchases of Common Stock under the Company's Governance Agreement and Common Stock Purchase Agreements with GSK

        Prior to 2013, affiliates of GSK purchased an aggregate of 26,411,103 shares of our common stock. In 2013, GSK purchased 3,504,970 shares of our common stock pursuant to its periodic "top-up" rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for a total investment of $126.0 million.

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

        Net revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Royalty revenue	$1,945	$—	$—
Amortization of intangible assets	(743)	—	—

Net royalty revenue	1,202	—	—
LABA collaboration(1)	1,815	3,629	4,718
Strategic alliance agreement	—	—	1,858
Strategic alliance—MABA program license(2)	1,515	1,984	3,082

Total net revenue from GSK	$4,532	$5,613	$9,658

(1)
We revised the estimated performance period for the LABA program based on its progress in the fourth quarter of 2011, resulting in an increase to net loss of $0.4 million for the year ended December 31, 2011. Deferred revenue under this agreement was fully recognized in 2013.

(2)
We revised the estimated performance period for the MABA program based on its progress as follows: (i) in the fourth quarter of 2011, resulting in an increase to net loss of $0.2 million for the year ended December 31, 2011, (ii) in the fourth quarter of 2012, resulting in an increase to net loss of $0.1 million for the year ended December 31, 2012 and (iii) in the fourth quarter of 2013, resulting in an increase to net loss of $0.1 million for the year ended December 31, 2013. We do not expect that these revisions will have a material impact on future revenue recognized under this program.

Merck

Research Collaboration and License Agreement

        In October 2012, we entered into a research collaboration and license agreement (the "Research Collaboration and License Agreement") with Merck, known as MSD outside the United States and

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements (Continued)

Canada, to discover, develop and commercialize novel small molecule therapeutics directed towards a target being investigated for the treatment of hypertension and heart failure. Under the agreement, we granted Merck a worldwide, exclusive license to our therapeutic candidates. We received a $5.0 million upfront payment in November 2012. Also, we received funding for research and were eligible for potential future contingent payments totaling up to $148.0 million for the first indication and royalties on worldwide annual net sales of any products derived from the collaboration. The initial research term was twelve months, with optional extensions by mutual agreement. Merck had the right to terminate the agreement at any time and provided Theravance with notice of termination in September 2013. The agreement was terminated in December 2013.

        Under the Research Collaboration and License Agreement, the significant deliverables were determined to be the license, research services and committee participation. We determined that the license represents a separate unit of accounting because the license has standalone value. The license, which includes rights to our underlying technologies for our therapeutic candidates, permit Merck to perform all efforts necessary to use our technologies to bring a therapeutic candidate through development and, upon regulatory approval, commercialization. We based the best estimate of selling price on potential future cash flows under the arrangement over the estimated development period. We determined that the research services represent a separate unit of accounting and based the best estimate of selling price on the nature and timing of the services to be performed. We determined that the committee participation represents a separate unit of accounting as Merck could negotiate for and/or acquire these services from other third-parties and based the best estimate of selling price on the nature and timing of the services to be performed.

        The $5.0 million upfront payment received in November 2012 was allocated to the three units of accounting based on the relative selling price method as follows: $4.4 million to the license, $0.4 million to the research services and $0.2 million to the committee participation. We recognized revenue of $4.4 million from the license in 2012 as the technical transfer activities were complete and the associated unit of accounting was deemed delivered. The amount of the upfront payment allocated to the research services was deferred and is being recognized as a reduction of research and development expense as the underlying services are performed, since the nature of the research services is more appropriately characterized as research and development expense consistent with the research reimbursements being received. The amount of the upfront payment allocated to the committee participation was deferred and recognized as revenue over the estimated performance period.

        Due to the notice of termination, we revised the estimated performance period resulting in an increase in revenue of $206,000 in 2013. Revenue recognized from Merck under the collaboration agreement was $226,000 in 2013.

Clinigen Group

Commercialization Agreement

        In March 2013, we entered into a commercialization agreement (the "Clinigen Commercialization Agreement") with Clinigen Group plc (Clinigen) to commercialize VIBATIV® for the treatment of hospital acquired nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by methicillin resistant Staphylococcus aureus (MRSA) when other alternatives are not suitable. Under the agreement, we granted Clinigen exclusive commercialization rights in the European Union and certain other European countries (including Switzerland and Norway). We

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements (Continued)

received a $5.0 million upfront payment in March 2013. Also, we are eligible to receive tiered royalty payments on net sales of VIBATIV®, ranging from 20% to 30%. We are responsible, either directly or through our vendors or contractors, for supplying at Clinigen's expense both API and finished drug product for Clinigen's commercialization activities. The agreement has a term of at least 15 years, with an option to extend exercisable by Clinigen. However, Clinigen may terminate the agreement at any time after it has initiated commercialization upon 12 months' advance notice.

        Under the Clinigen Commercialization Agreement, the significant deliverables were determined to be the license, committee participation and manufacturing supply. We determined that the license represents a separate unit of accounting as the license, which includes rights to our underlying technologies for VIBATIV®, has standalone value because the rights conveyed permit Clinigen to perform all efforts necessary to use our technologies to bring the compound through commercialization. We based the best estimate of selling price for the license on potential future cash flows under the arrangement over the estimated commercialization period. We determined that the committee participation represents a separate unit of accounting as Clinigen could negotiate for and/or acquire these services from other third parties, and we based the best estimate of selling price on the nature and timing of the services to be performed. We based the best estimate of selling price for the manufacturing supply on a fully burdened cost to purchase and transfer the underlying API and finished goods from our third party contract manufacturer.

        The $5.0 million upfront payment received in 2013 was allocated to two units of accounting based on the relative selling price method as follows: $4.9 million to the license and $0.1 million to the committee participation. We did not recognize any revenue from the license and committee participation as the technical transfer activities were not completed as of December 31, 2013 and the associated units of accounting were not delivered. The amount of the upfront payment allocated to the committee participation was deferred and will be recognized as revenue over the estimated performance period. Amounts received under a future separate supply agreement for API and finished goods, which will be manufactured by our third party contract manufacturers, will be recognized as revenue to the extent of future API and finished goods inventory sales.

R-Pharm CJSC

Development and Commercialization Agreements

        In October 2012, we entered into two development and commercialization agreements with R-Pharm CJSC (R-Pharm): one to develop and commercialize VIBATIV® (the "VIBATIV® Development and Commercialization Agreement") and the other to develop and commercialize TD-1792 (the "TD-1792 Development and Commercialization Agreement"), one of our investigational glycopeptide-cephalosporin heterodimer antibiotics for the treatment of Gram-positive infections. Under each agreement, we granted R-Pharm exclusive development and commercialization rights in Russia, Ukraine, other member countries of the Commonwealth of Independent States, and Georgia. We received $1.1 million in upfront payments for each agreement. Also, we are eligible to receive potential future contingent payments totaling up to $10.0 million for both agreements and royalties on net sales by R-Pharm of 15% from TD-1792 and 25% from VIBATIV®. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to R-Pharm's performance of future development and commercialization activities.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements (Continued)

TD-1792

        Under the TD-1792 Development and Commercialization Agreement, the significant deliverables were determined to be the license, committee participation and a contingent obligation to supply R-Pharm with API compound at R-Pharm's expense, either directly or through our contract manufacturer. We determined that the license represents a separate unit of accounting as the license, which includes rights to our underlying technologies for TD-1792, has standalone value because the rights conveyed permit R-Pharm to perform all efforts necessary to use our technologies to bring the compounds through development and, upon regulatory approval, commercialization. Also, we determined that the committee participation represents a separate unit of accounting as R-Pharm could negotiate for and/or acquire these services from other third parties, and we based the best estimate of selling price on the nature and timing of the services to be performed. In March 2013, we entered into a supply agreement for TD-1792 API compound under which we will sell our existing API compound to R-Pharm. Upon execution of this supply agreement, we determined that the supply agreement represents a separate unit of accounting under the development and commercialization arrangement and based the best estimate of selling price for the supply agreement on our fully burdened cost to manufacture the underlying API.

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

VIBATIV®

        Under the VIBATIV® Development and Commercialization Agreement, the significant deliverables were determined to be the license, committee participation and a contingent obligation to supply R-Pharm with API compound at R-Pharm's expense, subject to entering into a future supply agreement. We determined that the license represents a separate unit of accounting as the license, which includes rights to our underlying technologies for VIBATIV®, has standalone value because the rights conveyed permit R-Pharm to perform all efforts necessary to use our technologies to bring the compounds through development and, upon regulatory approval, commercialization. We based the best estimate of selling price for the license on potential future cash flows under the arrangement over the estimated performance period. We determined that the committee participation represents a separate unit of accounting as R-Pharm could negotiate for and/or acquire these services from other third parties, and we based the best estimate of selling price on the nature and timing of the services to be performed.

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

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements (Continued)

Alfa Wassermann

Development and Collaboration Arrangement

        In October 2012, we entered into a development and collaboration arrangement with Alfa Wassermann società per azioni (S.p.A.) ("Alfa Wassermann") for velusetrag under which the parties agreed to collaborate in the execution of a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis (a medical condition consisting of a paresis (partial paralysis) of the stomach, resulting in food remaining in the stomach for a longer time than normal). Alfa Wassermann has an exclusive option to develop and commercialize velusetrag in the European Union, Russia, China, Mexico and certain other countries, while we retain full rights to velusetrag in the United States, Canada, Japan and certain other countries. We are entitled to receive funding for the Phase 2a study and a subsequent Phase 2b study if the parties agree to proceed. If Alfa Wassermann exercises its license option at the completion of the Phase 2 program, then we are entitled to receive a $10.0 million option fee. If velusetrag is successfully developed and commercialized, we are entitled to receive potential future contingent payments totaling up to $53.5 million, and royalties on net sales by Alfa Wassermann ranging from the low teens to 20%.

Former Collaborative Arrangement with Astellas

License, Development and Commercialization Agreement

        In November 2005, we entered into a global collaboration arrangement with Astellas for the license, development and commercialization of VIBATIV®. Under this agreement, Astellas paid us non-refundable cash payments totaling $191.0 million. In January 2012, Astellas exercised its right to terminate the collaboration agreement. The rights previously granted to Astellas ceased upon termination of the agreement, and Astellas stopped all promotional sales efforts. Pursuant to the terms of the agreement, Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV®. As such, we recognized as revenue $125.8 million of deferred revenue related to Astellas in 2012, and we are no longer eligible to receive any further milestone payments from Astellas.

        Net revenue recognized from Astellas under the former collaborative arrangement was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Recognition of deferred revenue	$—	$125,819	$—
Amortization of deferred revenue	—	—	12,975
Royalties from net sales of VIBATIV®	—	—	2,422
Proceeds from VIBATIV® delivered to Astellas	—	—	1,171
Cost of VIBATIV® delivered to Astellas	—	—	(1,177)
Cost of unrealizable VIBATIV® inventories	—	—	(537)
Astellas-labeled product sales allowance	—	(31)	—

Total net revenue from Astellas	$—	$125,788	$14,854

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements (Continued)

Reimbursement of R&D Costs

        Under the GSK, Merck, Alfa Wasserman, R-Pharm and Astellas collaboration arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by its collaboration partners as reductions to R&D expense.

        The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Year Ended December 31,
(In thousands)	2013	2012	2011
GSK	$473	$168	$449
Merck	4,937	756	—
Alfa Wasserman	1,500	185	—
R-Pharm	86	—	—
Astellas	—	—	390

Total reduction to R&D expense	$6,996	$1,109	$839

4. Available-for-Sale Securities

        The classification of available-for-sale securities in the consolidated balance sheets is as follows:

(In thousands)	December 31, 2013	December 31, 2012
Cash and cash equivalents	$125,009	$86,298
Short-term investments	321,615	153,640
Marketable securities	55,374	95,194
Restricted cash	833	833

Total	$502,831	$335,965

        The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$42,104	$55	$(1)	$42,158
U.S. government agencies	141,278	61	(8)	141,331
U.S. corporate notes	94,923	54	—	94,977
U.S. commercial paper	102,021	2	(1)	102,022
Money market funds	122,343	—	—	122,343

Total	$502,669	$172	$(10)	$502,831

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Available-for-Sale Securities (Continued)

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$27,197	$10	$(2)	$27,205
U.S. government agencies	115,397	85	(16)	115,466
U.S. corporate notes	91,544	32	(10)	91,566
U.S. commercial paper	23,082	—	—	23,082
Money market funds	78,646	—	—	78,646

Total	$335,866	$127	$(28)	$335,965

        At December 31, 2013, all of the available-for-sale securities had contractual maturities within two years and the average duration of marketable securities was approximately seven months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at December 31, 2013 were temporary in nature. All marketable securities with unrealized losses at December 31, 2013 have been in a loss position for less than twelve months.

        During 2013, 2012, and 2011, we sold available-for-sale securities totaling $22.6 million, $49.7 million and $17.3 million, and the related realized gains and losses were not significant in any of those periods.

5. Fair Value Measurements

        We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

        Our valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. We classify these inputs into the following hierarchy:

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

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value Measurements (Continued)

        Our available-for-sale securities are measured at fair value on a recurring basis and our convertible subordinated notes are not measured at fair value on a recurring basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Types of Instruments (In thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2013:
U.S. government securities	$42,158	$—	$—	$42,158
U.S. government agency securities	98,236	43,095	—	141,331
U.S. corporate notes	61,591	33,386	—	94,977
U.S. commercial paper	3,499	98,523	—	102,022
Money market funds	122,343	—	—	122,343

Total assets measured at estimated fair value	$327,827	$175,004	$—	$502,831

Liabilities at December 31, 2013:
Convertible subordinated notes due 2023	$—	$408,250	$—	$408,250

	Estimated Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Types of Instruments (In thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012:
U.S. government securities	$27,205	$—	$—	$27,205
U.S. government agency securities	56,969	58,497	—	115,466
U.S. corporate notes	40,472	51,094	—	91,566
U.S. commercial paper	—	23,082	—	23,082
Money market funds	78,646	—	—	78,646

Total assets measured at estimated fair value	$203,292	$132,673	$—	$335,965

Liabilities at December 31, 2012:
Convertible subordinated notes due 2015	$—	$194,050	$—	$194,050

        At December 31, 2013, securities with a total fair value of $6.8 million were measured using Level 1 inputs in comparison to December 31, 2012, at which time the securities had a fair value of $7.0 million and were measured using Level 2 inputs. The transfer to Level 1 from Level 2 was primarily the result of increased trading volume of the securities at and around December 31, 2013, compared to December 31, 2012.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value Measurements (Continued)

        At December 31, 2013, securities with a total fair value of $2.9 million were measured using Level 2 inputs in comparison to December 31, 2012, at which time the securities had a fair value of $2.9 million and were measured using Level 1 inputs. The transfer to Level 2 from Level 1 was primarily the result of decreased trading volume of the securities at and around December 31, 2013, compared to December 31, 2012.

        At December 31, 2012, there were no transfers from Level 1 to Level 2 or from Level 2 to Level 1 in comparison to December 31, 2011.

6. Inventories

        Inventories are as follows:

	December 31,
(In thousands)	2013	2012
Raw materials	$5,138	$5,668
Work-in-process	360	1,846
Finished goods	4,908	—

Total inventories	$10,406	$7,514

7. Property and Equipment

        Property and equipment consists of the following:

	December 31,
(In thousands)	2013	2012
Computer equipment	$3,084	$3,027
Software	5,391	5,073
Furniture and fixtures	3,890	3,829
Laboratory equipment	31,910	29,229
Leasehold improvements	17,769	17,416

	62,044	58,574
Less accumulated depreciation and amortization	(51,806)	(49,420)

Property and equipment, net	$10,238	$9,154

        Depreciation expense was $2.7 million in 2013, $3.3 million in 2012, and $3.8 million in 2011. The change in accumulated depreciation is net of asset retirements. In 2012, we recognized a write-off of $0.2 million related to assets that could no longer be used in operations.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets

        Intangible assets, which consist of registrational and launch-related milestone fees paid or owed to GSK, were as follows:

	December 31, 2013
(In thousands)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
FDA approval and launch of BREO® ELLIPTA® in the U.S.	15.7	$60,000	$(632)	$59,368
MHLW approval and launch of RELVAR® ELLIPTA® in Japan	14.9	20,000	(111)	19,889
European Commission approval of RELVAR® ELLIPTA®	15	15,000	—	15,000
FDA approval of ANOROTM ELLIPTATM in the U.S.	15.2	30,000	—	30,000

Total intangible assets		$125,000	$(743)	$124,257

        Additional information regarding these milestone fees is included in Note 3 "Collaborative Arrangements." Amortization expense for the BREO® ELLIPTA® intangible asset for the U.S. region and the RELVAR® ELLIPTA® intangible asset for the Japan region began in the fourth quarter of 2013 and is recorded as a reduction in revenue from collaborative arrangements. Estimated annual amortization expense of intangible assets is $7.1 million for 2014, $8.1 million for each of the years from 2015 to 2018 and $84.7 million thereafter.

9. Long-Term Debt

        Long-term debt is as follows:

	December 31,
(In thousands)	2013	2012
Convertible Subordinated Notes Due 2015	$—	$172,500
Convertible Subordinated Notes Due 2023	287,500	—

Total long-term debt	$287,500	$172,500

Convertible Subordinated Notes Due 2015

        In January 2008, we completed an underwritten public offering of $172.5 million aggregate principal amount of unsecured 3% Convertible Subordinated Notes due January 15, 2015 (2015 Notes). The financing raised proceeds, net of issuance costs, of $166.7 million. On June 4, 2013, we called for the redemption of all outstanding 2015 Notes, $172.5 million principal amount, pursuant to the redemption right in the indenture governing the 2015 Notes. Any 2015 Notes outstanding on July 5, 2013 were to be redeemed in cash for 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. The 2015 Notes were convertible at any time prior to 5:00 p.m. Eastern time on July 3, 2013 into shares of our common stock at a conversion rate of 38.6548 shares per $1,000 principal amount (equivalent to a conversion price of approximately $25.87 per share). All of the convertible subordinated notes, $172.5 million principal amount, were converted into 6,667,932 of our common stock between June 30, 2013 and July 3, 2013 and none were redeemed for cash. As a

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

result of the conversion, unamortized debt issuance costs of $1.3 million was reclassified from other long-term assets to additional paid-in capital in the third quarter of 2013.

        Amortization of the debt issuance costs ceased upon the conversion of the 2015 Notes. Amortization expense was $0.4 million in 2013 and $0.8 million in 2012 and 2011.

Convertible Subordinated Notes Due 2023

        In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of unsecured convertible subordinated notes, which will mature on January 15, 2023. The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately-negotiated capped call option transactions in connection with the issuance of the notes. The notes bear interest at the rate of 2.125% per year, that is payable semi-annually in arrears, in cash on January 15 and July 15 of each year, beginning on July 15, 2013. The issuance costs, which are included in other long-term assets, are being amortized over the life of the notes. Unamortized issuance costs totaled $5.8 million as of December 31, 2013. Amortization expense was $0.5 million in 2013.

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

        The terms of the capped call option agreements include a provision under which we would have been required to make cash payments to the counterparty if the debt offering did not close. As a result of this provision, the capped calls were recorded as derivative assets between the trade dates and the date of the closing of the debt offering, at which time the cash settlement provision was no longer applicable. Upon the closing of the debt offering, the capped call transactions met the criteria for classification as an equity instrument, and we reclassified the carrying value of the capped call derivative assets to stockholders' equity. The change in fair value between the trade dates and the date at which the capped call derivative assets were reclassified to stockholders' equity was $1.4 million, which was recorded as other income (expense), net, in our consolidated statement of operations in 2013.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation

Equity Incentive Plans

        In May 2012, we adopted the 2012 Equity Incentive Plan (2012 Plan). The number of shares of our common stock available for issuance under the 2012 Plan is equal to 6,500,000 shares plus up to 12,667,411 additional shares that may be added to the 2012 Plan in connection with the forfeiture, repurchase, cash settlement or termination of awards outstanding under the 2004 Equity Incentive Plan (2004 Plan), the 2008 New Employee Equity Incentive Plan, the 1997 Stock Plan and the Long-Term Stock Option Plan (collectively, the "Prior Plans") as of December 31, 2011. While a maximum of 12,667,411 shares could be added to the 2012 Plan from the Prior Plans, this assumes that all the awards outstanding on December 31, 2011 will be forfeited, repurchased, cash settled or terminated. Therefore, the actual number that may be added to the 2012 Plan share reserve will likely be lower. No additional awards have been or will be made after May 15, 2012 under the 2004 Plan. Stock options and stock appreciation rights (SARs) will reduce the 2012 Plan reserve by one share for every share granted, and stock awards other than options and SARs granted will reduce the 2012 Plan share reserve by 1.45 shares for every share granted. The 2012 Plan share reserve was also reduced by the number of stock awards granted under the 2004 Plan on or after January 1, 2012, using the same ratios described. As of December 31, 2013, total shares remaining available for issuance under the 2012 Plan were 3,152,390.

        The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock unit awards and SARs to employees, non-employee directors and consultants. Stock options may be granted with an exercise price not less than the fair market value of the common stock on the grant date. Stock options granted to employees generally have a maximum term of 10 years and vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee's termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.

Employee Stock Purchase Plan

        Under the 2004 Employee Stock Purchase Plan (ESPP), our non-officer employees may purchase common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The ESPP provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period composed of four consecutive six-month purchase periods. The purchase periods end on either May 15th or November 15th. ESPP contributions are limited to a maximum of 15 percent of an employee's eligible compensation.

        Our ESPP plan also includes a feature that provides for a new offering period to begin when the fair market value of our common stock on any purchase date during an offering period falls below the fair market value of our common stock on the first day of such offering period. This feature is called a reset. We had resets for new twenty-four month offering periods starting on May 16, 2008, November 16, 2008, May 16, 2010, November 16, 2011, May 16, 2012 and November 16, 2012. We applied modification accounting to determine the incremental fair value associated with the ESPP resets and recognized the related incremental stock- based compensation expense.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        As of December 31, 2013, a total of 2,025,000 shares of common stock were approved and authorized for issuance under the ESPP. Through December 31, 2013, we had issued 1,740,861 shares under the ESPP at an average price of $11.29 per share. As of December 31, 2013, total shares remaining available for issuance under the ESPP were 284,139. As a result of our announcement that our Board of Directors had approved plans to separate our businesses into two independent publicly traded companies, all monies remaining after the purchase on November 15, 2013 were refunded to employees. It was also determined that ESPP shares relating to purchase periods ending after November 15, 2013 were not probable of vesting. Therefore, $0.8 million of compensation expense relating to purchase periods ending after November 15, 2013 was reversed in the fourth quarter of 2013, and any remaining unamortized compensation expense relating to these purchase periods will not be recognized. ESPP was suspended after the November 15, 2013 purchase period.

Performance-Contingent RSAs

        Over the past three years, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") has approved grants of performance-contingent RSAs to senior management and a non-executive officer. Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment. When the performance goals are deemed achieved for these types of awards, time-based vesting and, as a result, recognition of stock-based compensation expense commence.

        Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management approved by the Compensation Committee in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. The maximum potential expense associated with this program is $28.2 million related to stock-based compensation expense, which would be recognized in increments based on achievement of the performance conditions. As of December 31, 2013, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense has been recognized. If sufficient performance conditions are achieved in 2014, then we would recognize up to $6.7 million in stock-based compensation expense associated with these RSAs.

Performance-Contingent RSUs

        The Compensation Committee of the Company's Board of Directors has approved grants of performance-contingent RSUs to employees. These awards have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones in specified timelines, as well as a requirement for continued employment. When the performance goals are deemed to be probable of achievement for these types of awards, time-based vesting and, as a result, recognition of stock-based compensation expense commences.

Director Compensation Program

        Our non-employee directors receive compensation for services provided as a director. Each member of our Board who is not an employee receives an annual retainer as well as a fee for each

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

board and committee meeting attended. Commencing on April 27, 2011, chairpersons of the various committees of the Board, the Audit Committee, the Compensation Committee, Nominating/Corporate Governance Committee and the Science and Technology Advisory Committee receive a fixed retainer. The lead independent director also receives a fixed retainer.

        Each of our independent directors receives periodic automatic grants of equity awards under a program implemented under the 2004 Plan. These grants are non-discretionary. Only our independent directors or affiliates of such directors are eligible to receive automatic grants under the 2004 Plan. Under the program, as amended in July 2010, each individual who first becomes an independent director will, on the date such individual joins the Board, automatically be granted (i) a one-time grant of RSUs covering 6,000 shares of our common stock and (ii) a one-time nonstatutory stock option grant covering 6,000 shares of our common stock.

        These initial equity grants vest monthly over the director's first two years of service. In addition, on the date of joining the Board, the new director will also receive the standard annual equity awards (if joining on the date of the Company's Annual Meeting of Stockholders) or pro-rated annual equity awards (if joining on any other date). The pro-ration is based upon the number of months of service the new board member will provide during the 12-month period ending on the one-year anniversary of the most recent annual meeting of stockholders. Annually, upon his or her re-election to the Board at the Annual Meeting of Stockholders, each independent director is automatically granted both an RSU covering 6,000 shares of our common stock and a nonstatutory stock option covering 6,000 shares of our common stock. These standard annual equity awards vest monthly over the twelve month period of service following the date of grant. In addition, all automatic equity awards vest in full if the Company is subject to a change in control or the Board member dies while in service.

Stock-Based Compensation Expense

        Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Research and development	$16,017	$13,667	$13,422
Selling, general and administrative	9,670	10,116	11,494

Total stock-based compensation expense	$25,687	$23,783	$24,916

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        Stock-based compensation expense included in the consolidated statements of operations by award type is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Employee stock options	$4,132	$3,417	$4,528
Employee RSUs	10,174	10,803	10,876
Employee RSAs	9,723	7,602	5,498
Employee performance RSUs	61	743	2,414
Employee performance RSAs	1,061	366	—
Non-employee options and RSUs	—	—	307
ESPP	536	852	1,293

Total stock-based compensation expense	$25,687	$23,783	$24,916

        Total stock-based compensation expense capitalized to inventory was $0.2 million for 2013, $0.4 million for 2012, and $0 for 2011.

        As of December 31, 2013, the unrecognized stock-based compensation cost, net of expected forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

(In thousands, except amortization period)	Unrecognized Compensation Cost	Weighted-average amortization period (years)
Stock options	$16, 916	3.1
RSUs	15,473	2.4
RSAs	23,296	2.5
Performance RSUs	4	0.1
Performance RSAs	627	2.9

Total unrecognized stock-based compensation expense	$56,316

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

Compensation Awards

        The following table summarizes equity award activity under the 2012 Plan and Prior Plans and related information:

(In thousands, except per share data)	Number of Shares Subject to Outstanding Options	Weighted- average Exercise Price of Outstanding Options	Number of Shares Subject to Outstanding RSUs	Weighted- average Fair Value per Share at Grant	Number of Shares Outstanding Subject to Vesting or Performance Conditions with Vesting	Weighted- average Fair Value per Share at Grant
Balance at December 31, 2010	7,654	$16.91	1,897	$12.45	33	$26.10
Granted	629	21.98	471	24.96	2,483	24.61
Exercised	(1,265)	8.87	—	—	—	—
Released RSUs/RSAs	—	—	(797)	13.89	(74)	24.96
Forfeited	(127)	29.15	(29)	15.35	—	—

Balance at December 31, 2011	6,891	18.62	1,542	15.47	2,442	24.62
Granted	335	21.91	528	18.45	447	18.11
Exercised	(947)	7.98	—	—	—	—
Released RSUs/RSAs	—	—	(752)	14.19	(388)	24.77
Forfeited	(159)	24.43	(78)	18.48	—	—

Balance at December 31, 2012	6,120	20.30	1,240	17.32	2,501	23.43
Granted	820	35.54	572	23.47	510	23.25
Exercised	(1,977)	14.04	—	—	—	—
Released RSUs/RSAs	—	—	(630)	15.38	(452)	21.64
Forfeited	(139)	25.69	(67)	18.14	(194)	24.37

Balance at December 31, 2013	4,824	25.30	1,115	21.53	2,365	23.66

        As of December 31, 2013, the aggregate intrinsic value of the options outstanding was $51.2 million and the aggregate intrinsic value of the options exercisable was $45.3 million.

        The total intrinsic value of the options exercised was $41.4 million in 2013, $15.2 million in 2012, and $17.1 million in 2011. The total estimated fair value of options vested was $3.7 million in 2013, $4.1 million in 2012, and $6.4 million in 2011.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

Valuation Assumptions

        We based the range of weighted-average estimated values of employee stock option grants and rights granted under the employee stock purchase plan, as well as the weighted-average assumptions used in calculating these values, on estimates at the date of grant, as follows:

Year Ended December 31,
	2013	2012	2011
Employee stock options
Risk-free interest rate	0.76% - 2.02%	0.74% - 1.17%	1.10% - 2.57%
Expected life (in years)	5 - 6	5 - 6	5 - 6
Volatility	58% - 60%	55% - 60%	49% - 55%
Dividend yield	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$19.96	$11.50	$11.11
Employee stock purchase plan issuances
Risk-free interest rate	0.09% - 0.26%	0.14% - 0.29%	0.05% - 0.54%
Expected life (in years)	0.5 - 2	0.5 - 2	0.5 - 2
Volatility	56% - 61%	51% - 64%	48% - 59%
Dividend yield	—%	—%	—%
Weighted-average estimated fair value of ESPP issuances	$16.44	$8.07	$9.46

Range of Stock Option Exercise Prices

        As of December 31, 2013, all outstanding options to purchase our common stock are summarized in the following table (in thousands, except years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Prices	Options Exercisable	Weighted- average Remaining Contractual Life in Years	Weighted- average Exercise Price
$3.10 - $9.69	280	0.5	$8.99	280	0.5	$8.99
$9.70 - $16.00	557	3.1	14.77	551	3.1	14.80
$16.01 - $19.80	936	3.8	18.26	785	3.1	18.24
$19.81 - $24.71	467	6.7	22.08	271	5.6	22.00
$24.72 - $29.70	987	3.2	28.23	939	2.9	28.31
$29.71 - $35.00	916	3.6	33.34	893	3.4	33.39
$35.01 - $41.53	681	9.7	37.46	8	3.1	35.46

Total	4,824	4.5	25.30	3,727	3.1	23.51

Stockholders' Equity

        In 2013, approximately 2.0 million awards were exercised at a weighted-average exercise price of $14.04 per share, for total cash proceeds of approximately $27.7 million.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        Due to ongoing operating losses and the inability to recognize any income tax benefit, there is no provision for income taxes for any periods presented.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$479,000	$411,000
Deferred revenues	6,000	4,000
Capitalized research and development expenditures	30,000	35,000
Research and development tax credit carryforwards	44,000	38,000
Other	32,000	33,000

Total deferred tax assets	591,000	521,000
Valuation allowance	(591,000)	(521,000)

Net deferred tax assets	$—	$—

        The differences between the U.S. federal statutory income tax rate to our effective tax rate are as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	34.00%	34.00%	34.00%
Federal and state research credits	3.63	(4.21)	1.67
Non-deductible executive compensation	(0.07)	(13.24)	—
Stock-based compensation	0.28	(1.36)	(0.32)
Expiration of net operating loss	—	(1.81)	(0.42)
Other	(2.51)	(2.09)	0.75
Change in valuation allowance	(35.33)	(11.29)	(35.68)

Effective tax rate	(0.00)%	(0.00)%	(0.00)%

        Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $70.1 million in 2013, $3.0 million in 2012 and $50.0 million in 2011.

        As of December 31, 2013, we had federal net operating loss carryforwards of approximately $1,412.0 million, which will expire from 2018 through 2033, and federal research and development tax credit carryforwards of approximately $52.7 million, which will expire from 2018 through 2033. We also had state net operating loss carryforwards of approximately $890.9 million expiring in the years 2014 through 2033 and state research tax credits of approximately $57.9 million, which do not expire.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The net operating loss deferred tax asset balances as of December 31, 2013 and 2012 do not include excess tax benefits from stock option exercises. Stockholders' equity will be credited if and when such excess tax benefits are ultimately realized.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

        Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment.

        We conducted an analysis through 2013 to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards are expected to expire before becoming available to reduce federal and state income tax liabilities.

Uncertain Tax Positions

        A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows (in thousands):

Unrecognized tax benefits as of December 31, 2010	$42,600
Gross decrease for tax positions for prior years	—
Gross increase in tax positions for current year	4,300

Unrecognized tax benefits as of December 31, 2011	46,900
Gross decrease for tax positions for prior years	—
Gross increase in tax positions for current year	5,600

Unrecognized tax benefits as of December 31, 2012	52,500
Gross decrease for tax positions for prior years	(565)
Gross increase in tax positions for current year	5,485

Unrecognized tax benefits as of December 31, 2013	$57,420

        If we eventually are able to recognize these uncertain positions, most of the $57.4 million of the unrecognized benefit would reduce our effective tax rate, except for excess tax benefits related to stock-based payments. We currently have a full valuation allowance against our deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain positions be favorably settled in the future. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

        We are subject to taxation in the U.S. and various state jurisdictions. The tax years 1996 and forward remain open to examination by the federal and most state tax authorities due to net operating loss and overall credit carryforward positions.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies

Operating Leases and Subleases

        We lease approximately 150,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2020. We may extend the terms of this lease for two additional five-year periods. Future minimum lease payments under this lease, exclusive of executory costs, at December 31, 2013, were as follows:

(In thousands)
Years ending December 31:
2014	$4,859
2015	5,770
2016	5,943
2017	6,121
2018	6,305
Thereafter	9,253

Total	$38,251

        Expenses and income associated with operating leases were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Rent expense	$5,972	$5,720	$6,702
Sublease income	$—	$(160)	$(637)

Purchase Obligations

        As of December 31, 2013, we had outstanding purchase obligations on commercially reasonable terms, primarily for services under contract research, development and clinical and commercial supply agreements totaling $0.8 million.

Special Long-Term Retention and Incentive Equity Awards Program

        In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. The maximum potential cash bonus expense associated with this program is $38.2 million, which would be recognized in increments based on the probable achievement of the performance conditions. As of December 31, 2013, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no bonus expense has been recognized. If sufficient performance conditions are probable of being achieved in 2014, then we could recognize up to $9.5 million cash bonus expense in 2014.

THERAVANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

Guarantees and Indemnifications

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2013.

13. Subsequent Events

Sale of Stock

        On February 14, 2014, we entered into an agreement with GSK pursuant to which GSK agreed to purchase through an affiliate, in a private placement, 342,229 shares of our common stock at $37.55 per share, for an aggregate purchase price of approximately $12.9 million, pursuant to its rights under our governance agreement with GSK dated June 4, 2004, as amended.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2013. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarters Ended(1)
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2013:
Total net revenue	$1,344	$1,327	$439	$1,648
Operating expenses	(34,731)	(43,113)	(45,677)	(50,098)
Loss from operations	(33,387)	(41,786)	(45,238)	(48,450)
Net loss	(37,360)	(36,429)	(46,985)	(49,928)
Basic and diluted net loss per common share	$(0.39)	$(0.37)	$(0.44)	$(0.46)
2012:
Total net revenue	$127,099	$1,430	$1,430	$5,799
Operating expenses	(41,059)	(37,139)	(34,780)	(35,778)
Income (loss) from operations	86,040	(35,709)	(33,350)	(29,979)
Net income (loss)	84,594	(37,120)	(34,692)	(31,323)
Basic net income (loss) per common share	$1.01	$(0.42)	$(0.37)	$(0.33)
Diluted net income (loss) per common share	$0.93	$(0.42)	$(0.37)	$(0.33)

(1)
Amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Theravance, Inc.

        We have audited the accompanying consolidated balance sheets of Theravance, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Theravance, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Theravance Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion therein.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 3, 2014

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        We conducted an evaluation as of December 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        Our independent registered public accounting firm, Ernst & Young LLP, has audited our internal control over financial reporting as of December 31, 2013. Their attestation report on the audit of our internal control over financial reporting is included below.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2013 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Theravance, Inc.

        We have audited Theravance, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Theravance, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Theravance, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Theravance, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2013 of Theravance, Inc. and our report dated March 3, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 3, 2014

ITEM 9B.    OTHER INFORMATION

        In late February 2014 Dr. Arnold J. Levine, a member of the Board of Directors of the Company, informed the Company that he does not intend to stand for reelection at the Company's 2014 annual stockholders meeting.

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

ITEM 11.    EXECUTIVE COMPENSATION

        For the information required by this Item, see "2013 Director Compensation", "Compensation of Named Executive Officers", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

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
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:

        The following financial statements and schedules of the Registrant are contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

  2.
  Financial Statement Schedules:

        Schedule II-Valuation and Qualifying Accounts

        All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

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

THERAVANCE, INC.
Date: March 3, 2014	By:	/s/ RICK E WINNINGHAM Rick E Winningham Chief Executive Officer

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

Signature	Title	Date

/s/ RICK E WINNINGHAM Rick E Winningham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
/s/ MICHAEL W. AGUIAR Michael W. Aguiar	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
/s/ HENRIETTA HOLSMAN FORE Henrietta Holsman Fore	Director	March 3, 2014
/s/ ROBERT V. GUNDERSON, JR. Robert V. Gunderson, Jr.	Director	March 3, 2014

Signature	Title	Date

/s/ ARNOLD J. LEVINE, PH.D. Arnold J. Levine, Ph.D.	Director	March 3, 2014
/s/ BURTON G. MALKIEL, PH.D. Burton G. Malkiel, Ph.D.	Director	March 3, 2014
/s/ PETER S. RINGROSE, PH.D. Peter S. Ringrose, Ph.D.	Director	March 3, 2014
/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	March 3, 2014
/s/ GEORGE M. WHITESIDES, PH.D. George M. Whitesides, Ph.D.	Director	March 3, 2014
/s/ WILLIAM D. YOUNG William D. Young	Director	March 3, 2014

SCHEDULE II

SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2013
(In thousands)

		Additions
				Deductions From Allowance Accounts
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(1)		Balance at End of Year
Year Ended December 31, 2013
Accounts Receivable Allowances	$—	$—	$89	$—	$89

	$—	$—	$89	$—	$89

(1)
Allowances are for sales returns, cash discounts and government chargebacks.

Exhibits

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
3.3		Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4		Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5		Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

4.1		Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.2		Amended and Restated Rights Agreement between the registrant and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07

4.3		Indenture dated as of January 23, 2008 by and between Theravance, Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	1/23/08

4.4		Form of 3.0% Convertible Subordinated Note Due 2015 (included in Exhibit 4.3)

4.5		Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

10.1	+	1997 Stock Plan	S-1	6/10/04

10.2	+	Long-Term Stock Option Plan	S-1	6/10/04

10.3	+	2004 Equity Incentive Plan, as amended by the board of directors February 10, 2010 and approved by stockholders April 27, 2010 and forms of equity award	10-K	12/31/11

10.4		Employee Stock Purchase Plan, as amended April 27, 2010	10-Q	6/30/10

10.5	+	Change in Control Severance Plan, as amended and restated on July 27, 2007	10-Q	6/30/08

10.6		Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	6/10/04

10.7		Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	6/10/04

10.8	*	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10-Q	9/30/13

10.9	+	Form of Indemnification Agreement for directors and officers of the registrant	S-1	6/10/04

10.10		Class A Common Stock Purchase Agreement between the registrant and SmithKline Beecham Corporation, dated as of March 30, 2004	S-1	6/10/04

10.11		Amended and Restated Investors' Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S-1	6/10/04

10.12		Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004	S-1	7/26/04

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.13	*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004

10.14	*	License Agreement between the registrant and Janssen Pharmaceutica, dated as of May 14, 2002	S-1	9/29/04

10.15	+	Offer Letter with Rick E Winningham dated August 23, 2001	S-1	6/10/04

10.16		Form of Class A Common Stock Purchase Agreement between the registrant and GSK	S-1	9/29/04

10.17	+	Offer Letter with Michael W. Aguiar dated as of January 31, 2005	10-K	12/31/04

10.18	+	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan	10-K	12/31/04

10.19	+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect through 2010)	10-Q	6/30/07

10.20	+	Description of Cash Bonus Program, as amended	10-K	12/31/09

10.21	*	License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated November 7, 2005	S-3	1/30/06

10.22	*	Amendment to License, Development and Commercialization Agreement between the registrant and Astellas Pharma Inc. dated as of July 18, 2006	10-Q	9/30/06

10.23	+	Offer letter with Leonard Blum dated July 27, 2007	10-Q	9/30/07

10.24	+	Amended and Restated 2008 New Employee Equity Incentive Plan and forms of equity award	10-K	12/31/11

10.25	+	Amendment to Offer Letter between the registrant and Leonard Blum dated July 23, 2008	10-K	12/31/08

10.26	+	Amendment to Offer Letter between the registrant and Rick E Winningham dated December 23, 2008	10-K	12/31/08

10.27	+	Amendment to Change in Control Severance Plan effective December 16, 2009	10-K	12/31/09

10.28	+	2010 Change in Control Severance Plan adopted December 16, 2009	10-K	12/31/09

10.29		First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	6/30/10

10.30		First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	6/30/10

10.31		Common Stock Purchase Agreement among the registrant, Glaxo Group Limited and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	11/29/10

10.32		Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	11/29/10

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.33	+	Form of Amendment to Restricted Stock Unit Agreements between the registrant and each current member of the Board of Directors outstanding as of December 31, 2010	10-K	12/31/10

10.34	*	Amendment to Strategic Alliance Agreement dated October 3, 2011	10-K	12/31/11

10.35		Common Stock Purchase Agreement, dated April 2, 2012, by and among Theravance, Inc., Glaxo Group Limited and GlaxoSmithKline LLC	8-K	4/2/12

10.36	+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan (executive officer form)	10-Q	3/30/12

10.37	+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan	10-Q	3/30/12

10.38	+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 15, 2012 and forms of equity award	10-Q	6/30/12

10.39	*	Technology Transfer and Supply Agreement, dated as of May 22, 2012 between Theravance, Inc. and Hospira Worldwide, Inc.	10-Q	6/30/12

10.40		Base Capped Call Transaction dated January 17, 2013	8-K	1/23/13

10.41		Additional Capped Call Transaction dated January 18, 2013	8-K	1/23/13

10.42	*	Commercialization Agreement with Clinigen Group plc dated March 8, 2013	10-Q	3/31/13

21.1		List of Subsidiaries	10-K	12/31/05

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32		Certifications Pursuant to 18 U.S.C. Section 1350

101	^	The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

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