Form 10-Q
period 2014-03-31
THERAVANCE INC
filed 2014-05-07
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of registrant’s common stock outstanding on April 30, 2014 was 112,633,882.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$125,275	$143,510
Short-term investments	245,648	321,615
Accounts receivable, net of allowances of $209 and $89 at March 31, 2014 and December 31, 2013	3	199
Receivables from collaborative arrangements (including amounts from a related party of $775 and $2,247 at March 31, 2014 and December 31, 2013)	865	3,181
Prepaid expenses and other current assets	6,391	4,287
Inventories	11,014	10,406
Total current assets	389,196	483,198

Marketable securities	59,831	55,374
Restricted cash	833	833
Property and equipment, net	9,734	10,238
Intangible assets, net	137,477	124,257
Other assets	7,963	7,355
Total assets	$605,034	$681,255

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,546	$7,583
Payable to a related party	—	40,000
Accrued personnel-related expenses	13,829	10,881
Accrued clinical and development expenses	9,890	9,714
Accrued interest on convertible subordinated notes	1,273	2,800
Other accrued liabilities	4,792	4,137
Deferred revenue, current	8,814	9,289
Total current liabilities	44,144	84,404

Convertible subordinated notes	287,500	287,500
Deferred rent	4,891	4,774
Deferred revenue	5,247	5,455
Commitments and contingencies (Notes 3, 8 and 10)
Stockholders’ equity:
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 112,519 and 111,516 at March 31, 2014 and December 31, 2013	1,125	1,115
Additional paid-in capital	1,834,862	1,803,048
Accumulated other comprehensive income	171	162
Accumulated deficit	(1,572,906)	(1,505,203)
Total stockholders’ equity	263,252	299,122
Total liabilities and stockholders’ equity	$605,034	$681,255

*                    Condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue:
Product sales	$945	$—
Royalty revenue from a related party, net of intangible assets amortization of $1,780 and $0 for the three months ended March 31, 2014 and 2013 (Note 3)	(1,050)	—
Net revenue from collaborative arrangements (including amounts from a related party of $270 and $1,322 for the three months ended March 31, 2014 and 2013)	270	1,344
Total net revenue	165	1,344

Costs and expenses:
Cost of goods sold	188	—
Research and development	43,387	26,416
Selling, general and administrative	22,834	8,315
Total costs and expenses	66,409	34,731

Loss from operations	(66,244)	(33,387)

Other income (expense), net	(3)	(1,422)
Interest income	188	185
Interest expense	(1,644)	(2,736)
Net loss	$(67,703)	$(37,360)

Basic and diluted net loss per share	$(0.62)	$(0.39)
Shares used to compute basic and diluted net loss share	109,859	96,379

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(67,703)	$(37,360)

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities, net of tax	9	(7)
Comprehensive loss	$(67,694)	$(37,367)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(67,703)	$(37,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,400	1,898
Stock-based compensation	13,535	6,095
Change in fair value of capped-call derivative assets	—	1,422
Other non-cash items	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(178)	—
Receivables from collaborative arrangements	2,316	(1,153)
Prepaid expenses and other current assets	(2,132)	(1,224)
Inventories	(430)	(2,481)
Other assets	(998)	—
Accounts payable	(1,174)	(221)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	4,448	(3,176)
Accrued interest on convertible subordinated notes	(1,527)	(174)
Deferred rent expense	116	(202)
Deferred revenue	(308)	4,946
Net cash used in operating activities	(50,637)	(31,631)

Cash flows from investing activities
Purchases of property and equipment	(1,620)	(740)
Purchases of available-for-sale securities	(56,649)	(104,125)
Maturities of available-for-sale securities	122,399	54,753
Sales of available-for-sale securities	5,000	5,000
Increase in intangible assets	(55,000)	—
Payments received on notes receivable	—	100
Net cash provided by (used in) investing activities	14,130	(45,012)

Cash flows from financing activities
Proceeds from issuances of common stock, net	18,272	2,991
Purchase of capped-call options	—	(36,800)
Proceeds from issuances of convertible subordinated notes, net of debt issuance costs	—	281,673
Net cash provided by financing activities	18,272	247,864

Net increase (decrease) in cash and cash equivalents	(18,235)	171,221
Cash and cash equivalents at beginning of period	143,510	94,849
Cash and cash equivalents at end of period	$125,275	$266,070

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive loss and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2014 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC) on March 3, 2014.

Business Separation

In April 2013, Theravance announced that its Board of Directors approved plans to separate its businesses into two independent publicly traded companies. The company to be spun-off, Theravance Biopharma, Inc. (Theravance Biopharma), filed an initial Form 10 with the SEC on August 1, 2013 and filed amendments of its Form 10 with the SEC on September 27, 2013, October 29, 2013, November 22, 2013, April 8, 2014, April 30, 2014 and May 7, 2014. After the spin-off, Theravance will be responsible for all development and commercial activities under the LABA collaboration and the Strategic Alliance agreements with Glaxo Group Limited (GSK). Theravance will be eligible to receive the associated potential royalty revenues from RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, “FF/VI”), ANORO™ ELLIPTA™ (umeclidinium bromide/vilanterol, “UMEC/VI”) and potentially VI monotherapy and 15% of the potential royalty revenues from UMEC/VI/FF, MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), and MABA/FF and other products that may be developed under the LABA collaboration and Strategic Alliance agreements. Theravance Biopharma will be a biopharmaceutical company focused on discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need. The result will be two independent, publicly traded companies with different business models enabling investors to align their investment philosophies with the strategic opportunities and financial objectives of the two independent companies. The condensed consolidated financial statements do not reflect any adjustments resulting from the planned business separation.

Inventories

Inventories consist of raw materials, work-in-process and finished goods related to the production of VIBATIV® (telavancin). Raw materials include VIBATIV® active pharmaceutical ingredient (API) and other raw materials. Work-in-process and finished goods include third party manufacturing costs and labor and indirect costs we incur in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development (R&D) expense when consumed. In addition, under certain commercialization agreements, we may sell VIBATIV® packaged in unlabeled vials that are recorded in work-in-process. Inventories are stated at the lower of cost or market value. We determine the cost of inventory using the average-cost method for validation batches. We analyze our inventory levels quarterly and write down any inventory that is expected to become obsolete, that has a cost basis in excess of its expected net realizable value or for inventory quantities in excess of expected requirements.

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

We account for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with FASB ASC Subtopic 605-25, “Multiple Element Arrangements.” For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

For multiple-element arrangements entered into prior to January 1, 2011, we determined the delivered items under our collaborative arrangements did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees and development contingent payments in the same manner as the final deliverable, which is ratably over the expected term of our performance of R&D services under the agreements. These upfront or contingent payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets and recognized over the estimated period of performance. We periodically review the estimated performance periods of our contracts based on the progress of our programs.

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

Amounts deferred under a collaborative arrangement in which the performance obligations are terminated will result in an immediate recognition of any remaining deferred revenue and accrued liability in the period that termination occurred, provided that there are no remaining performance obligations.

We account for contingent payments in accordance with FASB Subtopic ASC 605-28 “Revenue Recognition—Milestone Method.” We recognize revenue from milestone payments when (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations related to the achievement of the milestone. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Under our collaborative arrangements with GSK, and in accordance with FASB Subtopic ASC 808-10, “Collaborative Arrangements,” royalty revenue earned is reduced by amortization expense resulting from the fees paid to GSK, which were capitalized as finite-lived intangible assets. When amortization expense exceeds amounts recognized for royalty revenues from GSK, negative revenue would be reported in our consolidated statements of operations.

Product Revenues

We sell VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers order VIBATIV® through these distributors. Commencing in the first quarter of 2014, we record revenue on the sale of VIBATIV® on a sell-through basis, once the distributors sell the product to healthcare providers.

Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV® by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV® experienced by our former collaborative partner, Astellas, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

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

Distribution Fees and Product Returns:  We have written contracts with our distributors that include terms for distribution-related fees. We record distribution-related fees based on a percentage of the product sales price. We offer our distributors a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Additionally, we have granted more expansive return rights to our distributors following our product launch of VIBATIV®. We will generally accept returns for expired product during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. Product returned is generally not resalable given the nature of our products and method of administration. We have developed estimates for VIBATIV® product returns based upon historical VIBATIV® sales from our former collaborative partner, Astellas. We record distribution fees and product returns as an allowance against accounts receivable.

Allowance for Doubtful Accounts:  We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of March 31, 2014 and December 31, 2013, there was no allowance for doubtful accounts.

Royalties

We recognize royalty revenue on licensee net sales of our products in the period in which the royalties are earned and reported to us and collectability is reasonably assured.

Intangible Assets

We capitalize fees paid to licensors related to agreements for approved products or commercialized products. We capitalize these fees as finite-lived intangible assets and amortize these intangible assets on a straight-line basis over their estimated useful lives upon the commercial launch of the product, which is expected to be shortly after regulatory approval of such product. The estimated useful lives of these intangible assets are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the agreement is terminated earlier. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these intangible assets will be recognized as a reduction of royalty revenue. We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of finite-lived intangible assets is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We derive the required cash flow estimates from near-term forecasted product sales and long-term projected sales in the corresponding market.

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

For the three months ended March 31, 2014 and 2013, diluted and basic net loss per share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The computations for basic and diluted net loss per share were as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013
Numerator:
Net loss	$(67,703)	$(37,360)

Denominator:
Weighted-average shares of stock outstanding	112,052	99,181
Less: unvested RSAs	(2,193)	(2,802)
Weighted-average shares used to compute basic and diluted net loss per share	109,859	96,379

Net loss per share:
Basic and diluted net loss per share	$(0.62)	$(0.39)

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2014	2013
Shares issuable under equity incentive plans and ESPP	3,211	5,469
Shares issuable upon the conversion of convertible subordinated notes	2,780	14,256
Total anti-dilutive securities	5,991	19,725

3. Collaborative Arrangements

Net Revenue from Collaborative Arrangements

We recognized net revenue from collaborative arrangements as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
GSK	$(780)	$1,322
Other	—	22
Net revenue from collaborative arrangements	$(780)	$1,344

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

In the event that a product containing VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential payments to GSK for registrational and launch-related milestone fees, we paid a total of $140.0 million as of March 31, 2014 and recorded an additional $30.0 million liability in April 2014. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product. We estimate the remaining potential milestone payments of $50.0 million could be payable by the end of 2014.

Total milestone fees paid of $140.0 million as of March 31, 2014 resulted from the following:

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

•                  In January 2014, RELVAR® ELLIPTA® was launched in the European Union.

Total milestone fees recorded of $30.0 million in April 2014 resulted from the following:

•                  In April 2014, ANORO™ ELLIPTA™ was launched in the U.S. for the treatment of COPD.

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

Amortization expense resulting from the milestone fees paid to GSK, which are capitalized as finite-lived intangible assets, is a reduction to royalty revenue. When amortization expense exceeds amounts recognized for royalty revenue, negative revenue would be reported in our consolidated statements of operations.

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

In 2005, GSK licensed our bifunctional muscarinic antagonist-beta2 agonist (MABA) program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the “Additional MABAs”). GSK’s development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to GSK961081 (‘081), the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized as a combination product, such as ‘081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS combination, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $129.0 million.

Agreements Entered into with GSK in Connection with the Spin-Off

In conjunction with the planned spin-off of Theravance Biopharma, on March 3, 2014, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies will implement the spin-off and operate following the spin-off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK’s consent to the spin-off provided certain conditions are met. In addition, we and GSK also entered into amendments of our LABA collaboration and Strategic Alliance agreements, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement is currently effective, but will terminate if the spin-off is not effected by June 30, 2014, and the other agreements will become effective upon the spin-off, provided that the spin-off is effected on or before June 30, 2014.

The amendments to the GSK Agreements do not change the economics or royalty rates. The amendments to the GSK Agreements do provide that GSK’s diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of UMEC/VI/FF or a MABA in combination with FF. Upon such regulatory approval, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the collaboration agreement and strategic alliance agreement. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the spin-off and also products in which we will have retained only a portion of our interests upon the planned spin-off transaction, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the spin-off.

Purchases of Common Stock under the Company’s Governance Agreement and Common Stock Purchase Agreements with GSK

During the first quarter of 2014, GSK purchased 342,229 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of approximately $12.9 million.

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

Net revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Royalty revenue	$730	$—
Amortization of intangible assets	(1,780)	—
Net royalty revenue	(1,050)	—
LABA collaboration	—	907
Strategic alliance—MABA program license	270	415
Total net revenue from GSK	$(780)	$1,322

Amortization expense for intangible assets, which is a reduction to royalty revenue, exceeded amounts recognized for royalty revenues under the LABA Collaboration with GSK, resulting in negative revenue in the first quarter of 2014.

Clinigen Group

Commercialization Agreement

In March 2013, we entered into a commercialization agreement (the “Clinigen Commercialization Agreement”) with Clinigen Group plc (Clinigen) to commercialize VIBATIV® for the treatment of hospital acquired nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by methicillin resistant Staphylococcus aureus (MRSA) when other alternatives are not suitable. Under the agreement, we granted Clinigen exclusive commercialization rights in the European Union and certain other European countries (including Switzerland and Norway). We received a $5.0 million upfront payment in March 2013. Also, we are eligible to receive tiered royalty payments on net sales of VIBATIV®, ranging from 20% to 30% during the term of the agreement, and from a low double digit percentage to a mid-teen percentage if Clinigen exercises its post-term option. We are responsible, either directly or through our vendors or contractors, for supplying at Clinigen’s expense both API and finished drug product for Clinigen’s commercialization activities. The agreement has a term of at least 15 years, with an option to extend exercisable by Clinigen. However, Clinigen may terminate the agreement at any time after it has initiated commercialization upon twelve months’ advance notice.

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

The $5.0 million upfront payment received in 2013 was allocated to two units of accounting based on the relative selling price method as follows: $4.9 million to the license and $0.1 million to the committee participation. We did not recognize any revenue from the license and committee participation as the technical transfer activities were not completed as of March 31, 2014 and the associated units of accounting were not delivered. The amount of the upfront payment allocated to the committee participation was deferred and will be recognized as revenue over the estimated performance period. Amounts received under a future separate supply agreement for API and finished goods, which will be manufactured by our third party contract manufacturers, will be recognized as revenue to the extent of future API and finished goods inventory sales.

Reimbursement of R&D Costs

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended March 31,
(In thousands)	2014	2013
GSK	$43	$171
Merck	—	1,429
Alfa Wassermann	72	208
R-Pharm	18	326
Total reduction to R&D expense	$133	$2,134

4. Available-for-Sale Securities

The classification of available-for-sale securities in the consolidated balance sheets is as follows:

(In thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$119,160	$125,009
Short-term investments	245,648	321,615
Marketable securities	59,831	55,374
Restricted cash	833	833
Total	$425,472	$502,831

The estimated fair value of available-for-sales securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$37,042	$74	$—	$37,116
U.S. government agencies	110,171	59	—	110,230
U.S. corporate notes	88,607	48	(10)	88,645
U.S. commercial paper	74,487	—	—	74,487
Money market funds	114,994	—	—	114,994
Total	$425,301	$181	$(10)	$425,472

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$42,104	$55	$(1)	$42,158
U.S. government agencies	141,278	61	(8)	141,331
U.S. corporate notes	94,923	54	—	94,977
U.S. commercial paper	102,021	2	(1)	102,022
Money market funds	122,343	—	—	122,343
Total	$502,669	$172	$(10)	$502,831

At March 31, 2014, all of the available-for-sale securities had contractual maturities within two years and the average duration of marketable securities was approximately seven months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at March 31, 2104 were temporary in nature. All marketable securities with unrealized losses at March 31, 2014 have been in a loss position for less than twelve months.

During each of the three months ended March 31, 2014 and 2013, we sold available-for-sale securities totaling $5.0 million, and the related realized gains and losses were not significant in any of these periods.

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

Our available-for-sale securities are measured at fair value on a recurring basis and our convertible subordinated notes are not measured at fair value on a recurring basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements at Reporting Date Using:
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at March 31, 2014:
U.S. government securities	$37,116	$—	$—	$37,116
U.S. government agency securities	82,895	27,335	—	110,230
U.S. corporate notes	69,497	19,148	—	88,645
U.S. commercial paper	74,487	—	—	74,487
Money market funds	114,994	—	—	114,994
Total assets measured at estimated fair value	$378,989	$46,483	$—	$425,472
Liabilities at March 31, 2014:
Convertible subordinated notes due 2023	$—	$369,685	$—	$369,685

	Estimated Fair Value Measurements at Reporting Date Using
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2013:
U.S. government securities	$42,158	$—	$—	$42,158
U.S. government agency securities	98,236	43,095	—	141,331
U.S. corporate notes	61,591	33,386	—	94,977
U.S. commercial paper	3,499	98,523	—	102,022
Money market funds	122,343	—	—	122,343
Total assets measured at estimated fair value	$327,827	$175,004	$—	$502,831
Liabilities at December 31, 2013:
Convertible subordinated notes due 2023	$—	$408,250	$—	$408,250

At March 31, 2014, securities with a total fair value of $2.8 million were measured using Level 1 inputs in comparison to December 31, 2013, at which time the securities had a fair value of $2.9 million and were measured using Level 2 inputs. The transfer to Level 1 from Level 2 was primarily the result of increased trading volume of the securities at and around March 31, 2014, compared to December 31, 2013.

At March 31, 2014, securities with a total fair value of $1.0 million were measured using Level 2 inputs in comparison to December 31, 2013, at which time the securities had a fair value of $1.0 million and were measured using Level 1 inputs. The transfer to Level 2 from Level 1 was primarily the result of decreased trading volume of the securities at and around March 31, 2014, compared to December 31, 2013.

Due to their short-term maturities, we believe that the fair value of our bank deposits, receivables from collaborative arrangements, accounts payable and accrued expenses approximate their carrying value.

6. Inventories

Inventories were as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Raw materials	$3,997	$5,138
Work-in-process	2,225	360
Finished goods	4,792	4,908
Total inventories	$11,014	$10,406

7. Intangible Assets

Intangible assets, which consist of registrational and launch-related milestone fees paid or owed to GSK, were as follows:

	March 31, 2014
(In thousands)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
FDA approval and launch of BREO® ELLIPTA® in the U.S.	15.4	$60,000	$(1,579)	$58,421
MHLW approval and launch of RELVAR® ELLIPTA® in Japan	14.7	20,000	(444)	19,556
European Commission approval and launch of RELVAR® ELLIPTA®	14.8	30,000	(500)	29,500
FDA approval of ANOROTM ELLIPTATM in the U.S.	15.2	30,000	—	30,000
Total intangible assets		$140,000	$(2,523)	$137,477

	December 31, 2013
(In thousands)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
FDA approval and launch of BREO® ELLIPTA® in the U.S.	15.7	$60,000	$(632)	$59,368
MHLW approval and launch of RELVAR® ELLIPTA® in Japan	14.9	20,000	(111)	19,889
European Commission approval of RELVAR® ELLIPTA®	15	15,000	—	15,000
FDA approval of ANOROTM ELLIPTATM in the U.S.	15.2	30,000	—	30,000
Total intangible assets		$125,000	$(743)	$124,257

Additional information regarding these milestone fees is included in Note 3 “Collaborative Arrangements.” Amortization expense for the BREO® ELLIPTA® intangible asset for the U.S. region and the RELVAR® ELLIPTA® intangible asset for the Japan region began in the fourth quarter of 2013 and for the RELVAR® ELLIPTA® intangible asset for the European Union region began in the first quarter of 2014.  Amortization expense is recorded as a reduction in revenue from collaborative arrangements. Amortization expense in the first quarter of 2014 was $1.8 million. Estimated annual amortization expense of intangible assets is $8.1 million for 2014, $9.1 million for each of the years from 2015 to 2018 and $94.7 million thereafter.

8. Stock-Based Compensation

Equity Incentive Plan

The 2012 Equity Incentive Plan (2012 Plan) provides for the grant of stock options, time-based and performance-contingent RSUs, time-based and performance-contingent RSAs, and stock appreciation rights to employees, non-employee directors and consultants. As of March 31, 2014, total shares remaining available for issuance under the 2012 Plan were 2,925,115.

Performance-Contingent RSAs

Over the past three years, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved grants of performance-contingent RSAs to senior management and a non-executive officer. Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment. When the performance goals are probable of achievement for these types of awards, time-based vesting and, as a result, recognition of stock-based compensation expense commence.

Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment. The maximum potential expense associated with this program, net of forfeitures, is $28.2 million related to stock-based compensation expense, which would be recognized in increments based on achievement of the performance conditions.

As of March 31, 2014, we determined that the achievement of the requisite performance conditions for vesting of the first tranche of these awards was probable and, as a result, $6.8 million of the total stock-based compensation expense of $7.0 million related to this grant was recognized in the first quarter of 2014.

In May 2014, the Compensation Committee approved the modification of certain performance conditions for the second tranche of awards related to this grant. The modification permitted recognition of partial achievement of the original performance conditions that were met prior to the business separation. Therefore, we determined that the achievement of the modified performance conditions for this tranche was probable. As a result an additional $4.3 million of stock-based compensation expense will be recognized over a one year vesting period commencing in May 2014. In addition, the remaining unvested equity award was restructured to reflect the change in our Company and to address potential retention concerns following the business separation.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Research and development	$5,439	$3,797
Selling, general and administrative	8,096	2,298
Total stock-based compensation expense	$13,535	$6,095

Total stock-based compensation expense capitalized to inventory was not material for the first quarter of 2014 and was $0.1 million for first quarter of 2013.

As of March 31, 2014, unrecognized compensation expense, net of expected forfeitures, was as follows: $19.8 million related to unvested stock options; $12.7 million related to unvested RSUs; and $21.9 million related to unvested RSAs (excludes performance-contingent RSAs).

Valuation Assumptions

The range of weighted-average assumptions used to estimate the fair value of stock options granted was as follows:

	Three Months Ended March 31,
	2014	2013
Employee stock options
Risk-free interest rate	1.78-1.95%	1.01%-1.14%
Expected term (in years)	6	6
Volatility	60%	58%
Dividend yield	—%	—%
Weighted-average estimated fair value of stock options granted	$21.29	$12.32

Stockholders’ Equity

For the three months ended March 31, 2014, approximately 433,000 shares were exercised at a weighted-average exercise price of $15.34 per share, for total cash proceeds of approximately $6,636,000.

9. Income Taxes

We did not record a provision for income taxes for the three months ended March 31, 2014 and 2013, because we expect to and did generate a taxable net operating loss for the fiscal years ended December 31, 2014 and 2013. In addition, the deferred tax assets remain fully offset by a valuation allowance or uncertain tax position liabilities.

10. Commitments and Contingencies

Special Long-Term Retention and Incentive Cash Awards Program

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

As of March 31, 2014, we determined that the achievement of the requisite performance conditions for the first tranche of these awards was probable and, as a result, $9.1 million of the total cash bonus expense of $9.5 million related to this grant was recognized in the first quarter of 2014.

In May 2014, the Compensation Committee approved the modification of certain performance conditions for the second tranche of awards related to this grant. The modification permitted recognition of partial achievement of the original performance conditions that were met prior to the business separation. Therefore, we determined that the achievement of the requisite performance conditions for this tranche was probable. As a result an additional $5.0 million of cash bonus expense will be recognized over a one year vesting period commencing in May 2014. In addition, a portion of the remaining cash award was restructured to address potential retention concerns following the business separation.

11. Subsequent Event

Private Placement of $450 Million of 9% Non-Recourse Notes

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 (the “2029 Notes”) issued by our wholly-owned subsidiary.

The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties from global net sales occurring on or after April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration with GSK. The 2029 Notes bear an annual interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014.  The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period.  Since the principal and interest payments on the 2029 Notes are based on royalties from product sales, which will vary from quarter to quarter, the 2029 Notes may be repaid prior to the final maturity date in 2029.

From the net proceeds of the offering of approximately $434.3 million, we established a $32.0 million milestone payment reserve account to fund 40% of any future milestone payments that could become payable under the LABA Collaboration with GSK. This milestone reserve account is a segregated bank account in which the $32.0 million is retained. As part of this sale, we incurred approximately $15.7 million in transaction costs, which will be amortized to interest expense over the estimated life of the 2029 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

Executive Summary

Theravance is a biopharmaceutical company with a pipeline of internally discovered product candidates and strategic collaborations with pharmaceutical companies. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, and central nervous system (CNS)/pain. Theravance’s key programs include: RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, “FF/VI”), ANORO™ ELLIPTA™ (umeclidinium bromide/vilanterol, “UMEC/VI”) and MABA (Bifunctional Muscarinic Antagonist-Beta2 Agonist), each partnered with Glaxo Group Limited (GSK), and our Long-Acting Muscarinic Antagonist program. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need.

In the first quarter of 2014, our net loss was $67.7 million, an increase of $30.3 million from $37.4 million in the first quarter of 2013 primarily due to an increase in our costs and expenses. In the first quarter of 2014, our costs and expenses were $66.4 million, an increase of $31.7 million from $34.7 million in the first quarter of 2013 primarily due to higher employee-related expenses, including stock-based compensation expense, external-related costs for key Phase 2 clinical trials, expansion of commercial activities related to VIBATIV and external legal and accounting fees incurred in connection with our separation strategy. Cash, cash equivalents, and marketable securities totaled $430.8 million on March 31, 2014, a decrease of $89.7 million from December 31, 2013 primarily due to registrational and launch-related milestone payments to GSK of $55.0 million and cash used in operations, partially offset by net proceeds of $18.3 million received from issuances of our common stock.

Recent Developments

Private Placement of $450 Million of 9% Non-Recourse Notes

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 (the “2029 Notes”) issued by our wholly-owned subsidiary. The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties from global net sales occurring on or after April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration with GSK.

Business Separation Announcement

In April 2013, Theravance announced that its Board of Directors approved plans to separate its businesses into two independent publicly traded companies. The company to be spun-off, Theravance Biopharma, Inc. (Theravance Biopharma), filed an initial Form 10 with the SEC on August 1, 2013 and filed amendments of its Form 10 with the SEC on September 27, 2013, October 29, 2013, November 22, 2013, April 8, 2014, April 30, 2014 and May 7, 2014. After the spin-off, Theravance will be responsible for all development and commercial activities under the LABA collaboration and the Strategic Alliance agreements with GSK. Theravance will be eligible to receive the associated potential royalty revenues from FF/VI (RELVAR®/BREO® ELLIPTA®), UMEC/VI (ANORO™ ELLIPTA™) and potentially VI monotherapy and 15% of the potential royalty revenues from UMEC/VI/FF, MABA, and MABA/FF and other products that may be developed under the LABA collaboration and Strategic Alliance agreements. Theravance Biopharma will be a biopharmaceutical company focused on discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need. The result will be two independent, publicly traded companies with different business models enabling investors to align their investment philosophies with the strategic opportunities and financial objectives of the two independent companies.

Program Highlights

Respiratory Programs with GlaxoSmithKline plc (GSK)

RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol “FF/VI”)

RELVAR®/BREO® ELLIPTA® has been approved in 42 countries for marketing and has been launched in 12 countries, including the U.S., Canada, Japan, and U.K., as of April 25, 2014. In April 2014, GSK and Theravance announced that the Therapeutic Goods Administration (TGA) has approved BREO™ ELLIPTA® for the treatment of patients with asthma or COPD in Australia. In April 2014, GSK announced its intention to file BREO® for asthma in the U.S. in 2014.

BREO® ELLIPTA® is the proprietary name in the U.S., Canada and Australia for the once-daily combination medicine of an inhaled corticosteroid (ICS), fluticasone furoate “FF”, and a long-acting beta2-agonist (LABA), vilanterol “VI” (FF/VI) administered using the ELLIPTA®, a dry powder inhaler (DPI). RELVAR® ELLIPTA® is the proprietary name for FF/VI outside of the U.S., Canada and Australia. BREO® ELLIPTA® is not indicated for the relief of acute bronchospasm or for the treatment of asthma in the U.S. or Canada.

In April 2014, GSK and Theravance announced the start of a Phase 3 efficacy and safety study of FF/VI evaluating the contribution of the ICS component on lung function, in patients with COPD. Positive results from this study will help support a potential filing of FF/VI for the treatment of patients with COPD in Japan.

In March 2014, GSK and Theravance announced that recruitment of patients into the “Study to Understand Mortality and MorbidITy”, known as SUMMIT, has completed enrollment of 16,000 patients. The aim of this study is to determine the impact of RELVAR®/BREO® ELLIPTA® (FF/VI) on all-cause mortality amongst patients with moderate COPD who have cardiovascular disease (CVD) or are at increased risk for CVD. As an event-driven study, the exact duration of the treatment phase will depend on the mortality rate within the study. However, it is anticipated that each patient will participate in the study in the range of 16-53 months.

In February 2014, GSK submitted a regulatory application to the China Food and Drug Administration (CFDA) for FF/VI, administered using the ELLIPTA® inhaler, for asthma and COPD.

ANORO™ ELLIPTA® (umeclidinium bromide/vilanterol, UMEC/VI)

On April 28, 2014, GSK and Theravance announced that ANORO™ ELLIPTA®, the first once-daily product approved in the U.S. that combines two long-acting bronchodilators in a single inhaler for the maintenance treatment of COPD, is now available in U.S. retail pharmacies. The FDA-approved strength of ANORO™ ELLIPTA® is UMEC/VI 62.5 mcg/25 mcg.

In February 2014, the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending marketing authorization for UMEC/VI under the proposed brand name ANORO® as a once-daily, maintenance bronchodilator treatment to relieve symptoms in adult patients with COPD. The proposed strength is UMEC/VI 55 mcg / 22 mcg.

UMEC/VI is also under regulatory review by a number of other regulatory authorities, including Japanese Ministry of Health, Labour and Welfare.

In March 2014, GSK and Theravance announced positive results from three Phase 3 studies. Two studies comparing the efficacy and safety of ANORO™ ELLIPTA® with inhaled corticosteroid/long-acting beta2-adrenergic agonist combination, ADVAIR® DISKUS® (fluticasone propionate/salmeterol ‘FSC 250/50’) and the third comparing the efficacy and safety of ANORO™ ELLIPTA® with SERETIDE® DISKUS® ‘FSC 500/50’ in patients with COPD and no history of moderate to severe COPD exacerbations in the last year. In each of the studies UMEC/VI achieved a statistically significant improvement in lung function, measured as weighted mean forced expiratory volume in one second (wm FEV1) over 0-24 hours at the end of the 12 week study (Day 84), compared to either dose of FSC.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) — GSK961081

GSK961081 (‘081) is an investigational, single molecule bifunctional bronchodilator discovered by Theravance with both muscarinic antagonist and beta2 receptor agonist activities. Preclinical Phase 3-enabling studies and a Phase 1 study with healthy volunteers of the combination ‘081/FF are ongoing to explore its potential as a once-daily medicine delivered in the ELLIPTA® inhaler.

Theravance Respiratory Program

Long-Acting Muscarinic Antagonist (LAMA) — TD-4208

In April 2014, Theravance initiated a dose-ranging Phase 2b study with TD-4208 as a nebulized aqueous solution in patients with moderate to severe COPD. TD-4208 is an investigational inhaled LAMA discovered using Theravance’s multivalent approach to drug design. The Phase 2b study will evaluate the bronchodilator effect, safety and tolerability of four doses of TD-4208 and placebo in patients with moderate to severe COPD. Approximately 350 patients will be randomized to receive one of four doses of TD-4208 inhalation solution (44 mcg, 88 mcg, 175 mcg, 350 mcg) or placebo once daily via a jet nebulizer for 28 days in a double-blind, parallel group study. The primary endpoint of the study is trough forced expiratory volume in one second (FEV1) after the 28-day treatment period. Secondary endpoints include measurements of serial FEV1 on Day 28 and Day 1 and safety and tolerability assessments.

Bacterial Infections Program

VIBATIV® (telavancin)

In March 2014, Theravance was informed by its partner, Clinigen Group plc (“Clinigen”) that it had received a notification that the European Commission (EC) lifted the Europe-wide suspension of the Marketing Authorization for VIBATIV® (telavancin) for the treatment of adults with nosocomial pneumonia (hospital-acquired), including ventilator-associated pneumonia, known or suspected to be caused by methicillin resistant Staphylococcus aureus (MRSA) when other alternatives are not suitable. Theravance and Clinigen have an exclusive commercialization agreement in the European Union and certain other European countries (including Switzerland and Norway) for VIBATIV®.

Central Nervous System (CNS)/Pain Program

Norepinephrine and Serotonin Reuptake Inhibitor — TD-9855

In April 2014, Theravance announced positive results from a Phase 2 study of TD-9855, an investigational norepinephrine and serotonin reuptake inhibitor (NSRI), in patients with fibromyalgia (FM). The Phase 2 randomized, double-blind, parallel-group, placebo-controlled study evaluated the safety and efficacy of two doses of TD-9855 (5 mg and 20 mg) in 392 patients. Study medication was administered once-daily for up to 6 weeks. The primary endpoint of the study was improvement in pain. Secondary endpoints assessed improvement in core symptoms of fibromyalgia using established fibromyalgia measures, the Fibromyalgia Impact Questionnaire (FIQ) and the Patient Global Impression of Change scale (PGIC). Impact on common symptoms of fibromyalgia was also evaluated as exploratory endpoints. The study demonstrated statistically significant and clinically meaningful improvements in the primary and secondary endpoints at the 20 mg dose of TD-9855 compared to placebo. The 5 mg dose did not meet statistical significance for the primary endpoint. Both doses were generally well tolerated. The five most common treatment-emergent adverse events reported were headache, nausea, dizziness, insomnia and constipation. Changes in heart rate and blood pressure with TD-9855 were within the range of those seen in approved drugs in this class. Two serious adverse events were reported in TD-9855 treatment groups, with one assessed as possibly treatment related in the 5 mg group.  Topline results support further development of TD-9855.

GI Motility Dysfunction Programs

Velusetrag

In April 2014, Theravance announced the positive topline results from a Phase 2 study with velusetrag for the treatment of patients with diabetic or idiopathic gastroparesis. Velusetrag is an oral, once-daily, investigational 5-HT4 selective agonist discovered by Theravance and partnered with Alfa Wassermann S.p.A. (Alfa Wassermann). Improvement in gastric emptying time was observed with all doses of velusetrag (5, 15, 30 mg). The primary endpoint of the study was the proportion of patients with at least a 20 percent improvement in gastric emptying (GE) as measured by half-time (t1/2), the time to half-emptying of the stomach of the biomarker, on Day 7 of each treatment period. Forty-seven percent more of the patients in the 30 mg velusetrag group demonstrated at least a 20% improvement in gastric emptying (GE t1/2) compared to patients in the placebo group (velusetrag 30 mg 52%, placebo 5%; p<0.001), which is a statistically significant increase. All doses of velusetrag improved gastric emptying t1/2 by 34-52 minutes versus 13 minutes for placebo. The 30 mg dose demonstrated statistically significant differences relative to placebo in percentage change and absolute change in minutes. Similar treatment effects were observed in both diabetic and idiopathic gastroparetic patients treated with velusetrag. All doses of velusetrag were generally well tolerated. The two most common adverse events were diarrhea and headache. One serious adverse event of pyelonephritis was observed during post-treatment follow-up on velusetrag 30 mg and was assessed as not related to study drug by the investigator. Based on these results, Theravance and Alfa Wassermann have agreed to advance velusetrag into a Phase 2b study later this year.

TD-8954

TD-8954 is a selective 5-HT4 receptor agonist. Theravance recently initiated a Phase 2a study to evaluate the safety, tolerability and pharmacodynamics of a single-dose of TD-8954 administered intravenously compared to metoclopramide in critically ill patients with enteral feeding intolerance. The objective of the study is assessment of adverse events and the ability to tolerate feeding.

Collaborative Arrangement with GSK

LABA Collaboration

In November 2002, we entered into our long-acting beta2 agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO™ ELLIPTA™ (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (LAMA), umeclidinium bromide (UMEC), with a LABA, VI. Under the collaboration agreements between the parties, GSK and Theravance are exploring various paths to create triple therapy medications. The use of triple therapy is supported by the GOLD (Global initiative for chronic Obstructive Lung Disease) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA® investigational dry powder inhaler, which triple therapy program GSK has referred to as Diamond. GSK recently announced its goal of advancing Diamond into Phase 3 in either 2014 or 2015. For the treatment of asthma, RELVAR® ELLIPTA® is approved in multiple regions outside of North America and the collaboration is further developing FF/VI for the U.S. The FF/VI program is aimed at developing a once-daily combination LABA/ICS to succeed GSK’s Advair ® /Seretide™ (salmeterol and fluticasone as a combination) franchise, which had reported 2013 sales of approximately $8.3 billion, and to compete with Symbicort ® (formoterol and budesonide as a combination), which had reported 2013 sales of approximately $3.5 billion. ANORO™ ELLIPTA™, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2013 sales of approximately $4.7 billion.

In the event that a product containing VI is successfully developed and commercialized, we will be obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential payments to GSK for registrational and launch-related milestone fees, we paid a total of $140.0 million as of March 31, 2014 and recorded an additional $30.0 million liability in April 2014. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product. We estimate the remaining potential milestone payments of $50.0 million could be payable by the end of 2014.

Total milestone fees paid of $140.0 million as of March 31, 2014 resulted from the following:

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

•                  In January 2014, RELVAR® ELLIPTA® was launched in the European Union.

Total milestone fees recorded of $30.0 million in April 2014 resulted from the following:

•                  In April 2014, ANORO™ ELLIPTA™ was launched in the U.S. for the treatment of COPD.

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

Amortization expense resulting from the milestone fees paid to GSK, which are capitalized as finite-lived intangible assets, is a reduction to royalty revenue. When amortization expense exceeds amounts recognized for royalty revenue, negative revenue would be reported in our consolidated statements of operations.

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

In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the “Additional MABAs”). GSK’s development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to GSK961081 (‘081), the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized as a combination product, such as a ‘081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS combination, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If a MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $129.0 million.

Agreements Entered into with GSK in Connection with the Spin- Off

In conjunction with the planned spin-off of Theravance Biopharma, on March 3, 2014, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies will implement the spin-off and operate following the spin-off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK’s consent to the spin-off provided certain conditions are met. In addition, we and GSK also entered into amendments of our LABA collaboration and Strategic Alliance agreements (GSK Agreements), and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement is currently effective, but will terminate if the spin-off is not effected by June 30, 2014, and the other agreements will become effective upon the spin-off, provided that the spin-off is effected on or before June 30, 2014.

The amendments to the GSK Agreements do not change the economics or royalty rates. The amendments to the GSK Agreements do provide that GSK’s diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of UMEC/VI/FF or a MABA in combination with FF. Upon such regulatory approval, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the collaboration agreement and strategic alliance agreement. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the spin-off and also products in which we will have retained only a portion of our interests upon the planned spin-off transaction, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the spin-off.

Purchases of Common Stock by GSK

During the first quarter of 2014, GSK purchased 342,229 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of $12.9 million.

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

Net revenue recognized from GSK under the LABA collaboration and strategic alliance agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Royalty revenue	$730	$—
Amortization of intangible assets	(1,780)	—
Net royalty revenue	(1,050)	—
LABA collaboration	—	907
Strategic alliance—MABA program license	270	415
Total net revenue from GSK	$(780)	$1,322

Amortization expense for intangible assets, which is a reduction to royalty revenue, exceeded amounts recognized for royalty revenues under the LABA Collaboration with GSK, resulting in negative revenue in the first quarter of 2014. Estimated annual amortization expense of intangible assets is $8.1 million for 2014.

Under the GSK collaboration arrangements, we are reimbursed for research and development expenses. These reimbursements have been reflected as a reduction of research and development expense and were not material in the first quarter of 2014 and were $0.2 million for the first quarter of 2013.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Product Revenues

We sell VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers order VIBATIV® through these distributors. Commencing in the first quarter of 2014, we record revenue on the sale of VIBATIV® on a sell-through basis, once the distributors sell the product to healthcare providers.

Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV® by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV® experienced by our former collaborative partner, Astellas, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

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

Allowance for Doubtful Accounts:  We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of March 31, 2014 and December 31, 2013, there was no allowance for doubtful accounts.

Royalties

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

For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using either a proportional performance or straight-line method. We recognize revenue using the proportional performance method when the level of effort to complete our performance obligations under an arrangement can be reasonably estimated. Direct labor hours or full time equivalents are typically used as the measurement of performance. The total amount of deferred revenue based on BESP at March 31, 2014 was $7.1 million. Any changes in the remaining estimated performance obligation periods under these collaborative arrangements will not have a significant impact on the results of operations, except for a change in estimated performance period resulting from the termination of a collaborative arrangement, which would result in immediate recognition of the related deferred revenue.

Our collaborative agreements with GSK and our former collaborative arrangement with Astellas were entered into prior to January 1, 2011. The delivered items under these collaborative agreements did not meet the criteria required to be accounted for as separate accounting units for the purposes of revenue recognition. As a result, revenue from non-refundable, upfront fees and development contingent payments were recognized ratably over the expected term of our performance of R&D services under the agreements. These upfront or contingent payments received, pending recognition as revenue, were recorded as deferred revenue and recognized over the estimated performance periods.

Under our GSK collaborative arrangements we recognized negative revenue of $0.8 million and revenue of $1.3 million for the three months ended March 31, 2014 and 2013. The remaining deferred revenue under the GSK strategic alliance agreement is $5.7 million at March 31, 2014. Any change in the estimated performance period, which is predominantly based on GSK’s development timeline, will not have a significant impact on the results of operations, except for a change in estimated performance period resulting from the termination of the MABA program that would result in immediate recognition of the deferred revenue.

On January 1, 2011, we also adopted an accounting standards update that provides guidance on revenue recognition using the milestone method. Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can be achieved based only on our performance and as to which, at the inception of the arrangement, there is substantive uncertainty about whether the milestone will be achieved. Events that are contingent only on the passage of time or only on third-party performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms in the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Total contingent payments that may become payable to us under our collaborative agreements were up to $429.5 million at March 31, 2014 and are considered non-substantive.

Under our collaborative arrangements with GSK, and in accordance with FASB Subtopic ASC 808-10, “Collaborative Arrangements,” royalty revenue earned is reduced by amortization expense resulting from the fees paid to GSK, which were capitalized as finite-lived intangible assets. When amortization expense exceeds amounts recognized for royalty revenues from GSK, negative revenue would be reported in our consolidated statements of operations.

Amounts related to research and development funding is recognized as the related services or activities are performed, in accordance with the contract terms. Payments may be made to us based on the number of full-time equivalent researchers assigned to the collaborative project and the related research and development expenses incurred. Accordingly, reimbursement of research and development expenses pursuant to the cost-sharing provisions of our agreements with certain collaborative partners are recognized as a reduction of research and development expenses. For the first quarter of 2014, we recorded a reduction in our research and development expenses of $0.1 million for reimbursement of research and development expenses related to these collaborative arrangements.

Intangible Assets

We capitalize fees paid to licensors related to agreements for approved products or commercialized products. We capitalize these fees as finite-lived intangible assets and amortize these intangible assets on a straight-line basis over their estimated useful lives upon the commercial launch of the product, which is expected to be shortly after regulatory approval of such product. The estimated useful lives of these intangible assets are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the agreement is terminated earlier. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these intangible assets will be recognized as a reduction of royalty revenue.

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

Our gross intangible assets of $140.0 million at March 31, 2014 consist of registrational and launch-related to milestone fees paid or owed to GSK (see “Collaborative Arrangements with GSK” above for more information). These intangible assets are considered finite-lived intangible assets, which will be amortized over their estimated useful lives using the straight-line method commencing upon commercial launch.

Inventories

Inventories of $11.0 million and $10.4 million at March 31, 2014 and December 31, 2013 are stated at the lower of cost or market value. Raw materials include VIBATIV® active pharmaceutical ingredient (API) and other raw materials. Work-in-process and finished goods include third party manufacturing costs and labor and indirect costs we incur in the production process. Included in inventories are raw materials and work- in-process that may be used as clinical products, which are charged to research and development (R&D) expense when consumed. We have recently commenced commercial sales of VIBATIV®.  The realization of the carrying value of our VIBATIV® inventory is dependent upon significant increases in sales volumes of VIBATIV®. If information becomes available that suggests the inventories may not be realizable, we may be required to expense a portion or all of the previously capitalized inventories.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013	Change
Product sales	$945	$—	$945	—%

Royalty revenue	730	—	730	—
Amortization of intangible assets	(1,780)	—	(1,780)	—
Net royalty revenue	(1,050)	—	(1,050)	—

Net revenue from collaborative arrangements	270	1,344	(1,074)	(80)
Total net revenue	$165	$1,344	$(1,179)	(88)%

Total net revenue decreased in the first quarter of 2014 compared to the same period a year ago. Revenue for the first quarter of 2014 includes product sales, net royalty revenue and revenue from collaborative arrangements compared to the same period in 2013, which only includes revenue from collaborative arrangements. Product sales in the first quarter of 2014 resulted from the recognition of VIBATIV® product sales, which includes amounts that were previously deferred due to inherent uncertainties in estimating normal channel inventory at the distributors. Royalty revenue earned in the first quarter of 2014 of $0.7 million is related to net sales of RELVAR®/BREO® ELLIPTA® from GSK. Royalty revenue is reduced by amortization expense for intangible assets, which in the first quarter of 2014 exceeded amounts recognized for royalty revenues under the LABA Collaboration with GSK. Revenue from collaborative arrangements decreased in the first quarter of 2014 compared to the same period in 2013 as a result of deferred revenue under the LABA Collaboration Agreement with GSK being fully recognized in 2013.

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

Cost of Goods Sold

Cost of goods sold, as compared to the prior year period, was as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013	Change
Cost of goods sold	$188	$—	$188	—%

Cost of goods sold was $0.2 million in the first quarter of 2014 compared to $0 in the same period a year ago as a result of recognizing VIBATIV® product sales in the first quarter of 2014.

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

Our R&D expenses, as compared to prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013	Change
Employee-related	$19,535	$9,295	$10,240	110%
External-related	11,958	7,140	4,818	67
Stock-based compensation	5,439	3,797	1,642	43
Facilities, depreciation and other allocated	6,455	6,184	271	4
Total R&D expenses	$43,387	$26,416	$16,971	64%

R&D expenses increased 64% to $43.4 million in the first quarter of 2014 compared to the same period a year ago primarily due to higher employee-related costs of $10.2 million, external-related costs of $4.8 million and stock-based compensation expense of $1.6 million. Employee-related costs and stock-based compensation expense increased primarily due to the probable achievement of performance conditions for the first tranche of awards under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011, which resulted in additional stock-based compensation and cash bonus expense during the first quarter of 2014 of $9.3 million. The key clinical trials we were conducting in the first quarter of 2014 were our Phase 2 clinical study in our MARIN program with TD-9855 for fibromyalgia, a Phase 2b study in our LAMA program with TD-4208 and Phase 1 studies of TD-6450. In the comparable period in 2013 our key clinical trials primarily consisted of our Phase 2 clinical studies in our MARIN program with TD-9855 for ADHD and fibromyalgia, a Phase 2b study in our LAMA program with TD-4208 and Phase 1 studies of TD-1607.

Under certain of our collaborative arrangements we receive partial reimbursement of external costs and employee-related costs, which have been reflected as a reduction of R&D expenses of $0.1 million and $2.1 million for the three months ended March 31, 2014 and 2013.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013	Change
Selling, general and administrative expenses	$22,834	$8,315	$14,519	175%

Selling, general and administrative expenses increased 175% to $22.8 million in the first quarter of 2014 compared to the same period a year ago primarily due to higher stock-based compensation expense, external costs from VIBATIV® commercialization activities, an increase in external legal and accounting fees in connection with our separation strategy and higher employee-related costs. Stock-based compensation expense and employee-related costs increased primarily due to the probable achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011, which resulted in additional stock-based compensation and cash bonus expense during the first quarter of 2014 of $6.6 million. Selling, general and administrative expenses include stock-based compensation expense of $8.1 million and $2.3 million for the three months ended March 31, 2014 and 2013. Total external expenses related to the proposed company separation were $3.6 million for the first quarter of 2014.

Interest Income and Other Income (Expense), net

Interest and other income (expense), net, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013	Change
Interest income	$188	$185	$3	2%
Other income (expense), net	(3)	(1,422)	1,419	(100)

Interest income in the first quarter of 2014 approximated the same amount compared to the same period a year ago.

Other income (expense), net in the first quarter of 2013 includes $1.4 million due to the change in fair value of the capped call instruments related to our convertible subordinated notes issued in 2013.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013	Change
Interest expense	$1,644	$2,736	$(1,092)	(40)%

Interest expense decreased 40% to $1.6 million in 2014 compared to the same period a year ago primarily due to the conversion of our 3% convertible subordinated notes due 2015 into shares of our common stock by July 3, 2013.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. At March 31, 2014, we had $430.8 million in cash, cash equivalents and marketable securities, excluding $0.8 million in restricted cash that was pledged as collateral for certain of our leases. During the first quarter of 2014, we also made registrational and launch-related milestone payments to GSK of $55.0 million.

On June 4, 2013, we called for the redemption of all of our outstanding 3% Convertible Subordinated Notes due 2015 (the “2015 Notes”), pursuant to the redemption right in the indenture governing the 2015 Notes. All of the 2015 Notes, $172.5 million principal amount, were converted into 6,667,932 shares of our common stock between June 30, 2013 and July 3, 2013 and none were redeemed for cash.

We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. For example, in April 2014 we initiated a second Phase 2b study with TD-4208, our LAMA compound, and we announced positive results from a Phase 2 study of TD-9855 in our MARIN program for fibromyalgia. Also, in July 2012, Theravance announced positive results from the key study in our Phase 2b program with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. Though we are seeking to partner these programs, we may choose to progress one or more of these programs into later-stage clinical studies by ourselves, which could increase our anticipated operating expenses substantially. Furthermore, if we cannot identify a suitable commercialization partner for VIBATIV® in the U.S., we will not be able to leverage a commercialization partner’s capabilities and infrastructure and we will incur all of the costs and expenses associated with our reintroduction of VIBATIV® in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support.

As part of the business separation announced in April 2013, we currently anticipate funding the new company with approximately $400.0 million. We expect this initial cash will fund the new company’s operations through significant potential corporate milestones for approximately the next two to three years after the completion of the spin-off, based on current operating plans and financial forecasts. Changes in our development or operating plans, the timing of, and our cash balance at the time of the spin-off, however, could affect the amount of cash available for the two companies at the time of separation and the initial cash funding needed to adequately capitalize both companies.

Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential payments to GSK for registrational and launch-related milestone fees, we paid a total of $140.0 million as of March 31, 2014 and recorded an additional $30.0 million liability in April 2014. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon commercial launch. We estimate the remaining potential milestone payments of $50.0 million could be payable by the end of 2014.

In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. As of March 31, 2014, we determined that the achievement of the requisite performance conditions for the first tranche of these awards was probable and, as a result, a total of $9.5 million of cash bonus expense will be recognized in 2014. In May 2014, the Compensation Committee approved the modification of certain performance conditions for the second tranche of awards related to this grant. The modification permitted recognition of partial achievement of the original performance conditions that were met prior to the business separation. Therefore, we determined that the achievement of the requisite performance conditions for this tranche was probable. As a result an additional $5.0 million of cash bonus expense will be recognized over a one year vesting period commencing in May 2014. In addition, a portion of the remaining cash award was restructured to address potential retention concerns following the business separation.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 issued by our wholly-owned subsidiary. The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties from global net sales occurring on or after April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration with GSK. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period.  From the net proceeds of the offering of approximately $434.3 million, we established a $32.0 million milestone payment reserve account to fund 40% of any future milestone payments that could become payable under the LABA Collaboration with GSK. This milestone reserve account is a segregated bank account in which the $32.0 million is retained. As part of this sale, we incurred approximately $15.7 million in transaction costs, which will be amortized to interest expense over the estimated life of the 2029 Notes.

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

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013	Change
Net cash used in operating activities	$50,637	$31,631	$19,006
Net cash provided by (used in) investing activities	14,130	(45,012)	59,142
Net cash provided by financing activities	18,272	247,864	(229,592)

Cash Flows from Operating Activities

Cash used in operating activities is primarily driven by net loss, excluding the effect of non-cash charges or differences in the timing of cash flows and earnings recognition.

Net cash used in operating activities in the first quarter of 2014 of $50.6 million was primarily due to:

•                  $49.3 million used in operating expenses, after adjusting for non-cash related items of: $17.1 million consisting primarily of stock- based compensation expense of $13.5 million and depreciation and amortization expenses of $3.4 million;

•                  $3.1 million used for interest payments on convertible subordinated notes payable;

•                  $2.1 million used to increase prepaid expenses and other current assets;

•                  $1.0 million used to increase other assets;

•                  $0.4 million used to increase inventories;

•                  $2.3 million provided by the decrease in receivable from collaborative arrangements related to net receipts of royalty revenue and reimbursement of R&D services; and

•                  $3.2 million provided by the net increase in accrued liabilities due to $4.4 million increase in accrued personnel-related expenses, accrued clinical and development expense, and other accrued liabilities, and $1.2 million decrease in accounts payable primarily due to the timing of payments.

Net cash used in operating activities in the first quarter of 2013 of $31.6 million was primarily due to:

•                  $26.9 million used in operating expenses, after adjusting for non-cash related items of $7.8 million consisting primarily of stock- based compensation expense of $6.1 million, depreciation and amortization expenses of $1.9 million;

•                  $3.4 million used to decrease accrued liabilities primarily due to a $3.2 million decrease in accrued personnel-related expenses, accrued clinical and development expense;

•                  $2.6 million used for interest payments on convertible subordinated notes payable;

•                  $2.5 million used to increase inventories;

•                  $1.2 million used to increase receivable from collaborative arrangements related to reimbursement of R&D services

•                  $1.2 million used to increase prepaid expenses and other current assets; and

•                  $5.0 million received in upfront fees under our collaborative arrangements.

Cash Flows from Investing Activities

Net cash provided by investing activities in the first quarter of 2014 of $14.1 million was primarily due to $65.8 million of maturities in available-for sale securities, net of purchases, partially offset by $55.0 million used for milestone payments to GSK.

Net cash used in investing activities in the first quarter of 2013 of $45.0 million was primarily due to $44.4 million in cash balances being invested in available-for-sale securities.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first quarter of 2014 of $18.3 million was primarily due to net proceeds from the issuances of our common stock, which includes net proceeds of $12.9 million received from private placements of our common stock to an affiliate of GSK.

Net cash provided by financing activities in the first quarter of 2013 of $247.9 million was primarily due to net proceeds of $281.7 million received from the January 2013 issuance of 2.125% convertible subordinated notes due in 2023, partially offset by $36.8 million of payments on privately-negotiated capped call option transactions in connection with the issuance of the notes.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financial arrangements and have not established any structured finance or special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Commitments and Contingencies

In 2011, we granted special long-term retention and incentive RSAs to members of senior management and special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. The maximum potential expense associated with this program is $28.2 million related to stock-based compensation expense, net of forfeitures, and $38.2 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. As of March 31, 2014, we determined that the achievement of the requisite performance conditions for the first tranche of these awards was probable and, as a result, a total of $7.0 million of stock-based compensation expense and $9.5 million of cash bonus expense will be recognized in 2014 related to this grant. In May 2014, the Compensation Committee approved the modification of certain performance conditions for the second tranche of these awards. The modification permitted recognition of partial achievement of the original performance conditions that were met prior to the business separation. Therefore, we determined that the achievement of the requisite performance conditions for this tranche was probable. As a result an additional $4.3 million of stock-based compensation expense and $5.0 million of cash bonus expense will be recognized over a one year vesting period commencing in May 2014. In addition, the remaining unvested equity award and a portion of the remaining cash award were restructured to reflect the change in our Company and to address potential retention concerns following the business separation.

Contractual Obligations and Commercial Commitments

There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Pursuant to our LABA collaboration with GSK, we will be obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. Of these potential payments to GSK for registrational and launch-related milestone fees, we paid a total of $140.0 million as of March 31, 2014 and recorded an additional $30.0 million liability in April 2014. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon commercial launch. We estimate the remaining potential milestone payments of $50.0 million could be payable by the end of 2014.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 issued by our wholly-owned subsidiary.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

During the first three months of 2014, there have been no significant changes in our market risk or how our market risk is managed, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 issued by our wholly-owned subsidiary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) (i) is recorded, processed, summarized and reported within required time periods and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under our agreements with our collaborative partner GSK, GSK has full responsibility for commercialization of BREO® ELLIPTA® and RELVAR® ELLIPTA®. GSK launched BREO® ELLIPTA® into the U.S. and Canadian markets in October 2013 and January 2014, respectively. GSK launched RELVAR® ELLIPTA® in Japan during December 2013 and in the United Kingdom, Germany and Denmark during January 2014. BREO® ELLIPTA® is the proprietary name in the United States (U.S.) and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada. As we expected, the initial launch of BREO® ELLIPTA® has been relatively slow, as this is a primary care product and we believe it will take time to obtain payor coverage and increase physician awareness. However, any delays or adverse developments or perceived delays or adverse developments with respect to the commercialization of RELVAR®/BREO® ELLIPTA® in the U.S., Europe, Japan, Canada, Australia or other countries in which RELVAR®/BREO® ELLIPTA® has received regulatory approval, including if sales or payor coverage do not meet investor expectations, will significantly harm our business and could cause the price of our securities to fall.

If the commercialization of ANORO™ ELLIPTA™ (UMEC/VI) in the countries in which it has received regulatory approval encounter any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor expectations, our business will be harmed, and the price of our securities could fall.

Following the December 2013 approval of ANORO™ ELLIPTA™ (UMEC/VI) by the U.S. Food and Drug Administration (FDA), GSK commercially launched ANORO™ ELLIPTA™ in the U.S. in April 2014. Any delays or adverse developments or perceived delays or adverse developments with respect to the commercialization of ANORO™ ELLIPTA™ in the U.S. or Canada, including if sales or payor coverage do not meet investor expectations, will significantly harm our business and could cause the price of our securities to fall.

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

Although we have announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, additional studies of FF/VI are underway. In September 2012, GSK announced that it was commencing an additional Phase 3 study to complete the U.S. asthma filing package of FF/VI, in December 2013 we and GSK announced positive results from that additional Phase 3 study, and in April 2014 GSK announced its plan to file FF/VI in the U.S. for asthma by the end of 2014. The Phase 3b program for FF/VI in COPD commenced in February 2011. Any adverse developments or results or perceived adverse developments or results with respect to the asthma Phase 3 study, the COPD Phase 3b program or any future studies will significantly harm our business and could cause the price of our securities to fall.

Although the FDA and Health Canada approved ANORO™ ELLIPTA™ in December 2013, it has not yet been approved in other countries. GSK submitted a regulatory application for UMEC/VI (proposed brand name ANORO®) for the treatment of COPD in Europe in January 2013 which was accepted for review and in February 2014 GSK and we announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending marketing authorization for UMEC/VI (under the proposed brand name ANORO®) as a once daily, maintenance bronchodilator treatment to relieve symptoms in adult patients with COPD. A CHMP positive opinion is one of the final steps before marketing authorization is granted by the European Commission, but does not always result in marketing authorization. A final decision by the European Commission is anticipated during the second quarter of 2014. GSK also submitted a regulatory application for UMEC/VI (proposed brand name ANORO™ ELLIPTA™) in Japan in April 2013, which submission has been accepted for review. GSK plans to make regulatory submissions in other countries for FF/VI and UMEC/VI. Any adverse developments or results or perceived adverse developments or results with respect to these regulatory submissions (such as the 2013 withdrawal of the COPD submission from the Japanese New Drug Application), the FF/VI program, or the UMEC/VI program will significantly harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

RELVAR®/BREO® ELLIPTA® and ANORO™ ELLIPTA™ face substantial competition for their intended uses in the targeted markets from products discovered, developed, launched and commercialized by established pharmaceutical companies, which could cause the royalties payable to us pursuant to the Collaboration Agreement to be less than expected, which in turn would harm our business and could cause the price of our securities to fall.

GSK has responsibility for obtaining regulatory approval, launching and commercializing RELVAR®/BREO® ELLIPTA® and ANORO™ ELLIPTA™ for their intended uses in the targeted markets around the world. While these products have received regulatory approval and been launched and commercialized in the United States and other targeted markets, the products face substantial competition from existing products previously developed and commercialized by competing pharmaceutical companies for the treatment of COPD and asthma and can expect to face additional competition from new products that are discovered, developed and commercialized by the same pharmaceutical companies and other competitors going forward.

Many of these competitors are international in scope with substantial financial, technical and personnel resources that permit them to discover, develop, obtain regulatory approval and commercialize new products in a highly efficient and low cost manner at competitive prices to consumers. In addition, many of these competitors have substantial commercial infrastructures that facilitate commercializing their products in a highly efficient and low cost manner at competitive prices to consumers. The market for products developed for treatment of COPD and asthma continues to experience significant innovation and reduced cost in bringing products to market over time. There can be no assurance that these products will not be replaced by new products that are deemed more effective at lower cost to consumers. The ability of RELVAR®/BREO® ELLIPTA® and ANORO™ ELLIPTA™ to succeed and achieve the anticipated level of sales depends on the ability of these products to maintain a competitive advantage over other products with the same intended use in the targeted markets.

If sales of RELVAR®/BREO® ELLIPTA® and ANORO™ ELLIPTA™ are less than anticipated because of existing or future competition in the markets in which they are commercialized, including competition from existing and new products that are perceived as lower cost or more effective, our royalty payments will be less than anticipated, which in turn would harm our business and could cause the price of our securities to fall.

If the MABA program for the treatment of COPD encounters further delays, does not demonstrate safety and efficacy or is terminated, our business will be harmed, and the price of our securities could fall.

The lead compound, GSK961081 (‘081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK, has completed a Phase 2b study, a Phase 1 study in combination with the inhaled corticosteroid, fluticasone propionate (“FP”), and a number of Phase 3-enabling non-clinical studies. ‘081 is now being progressed as a combination with FF delivered once-daily in the ELLIPTA® inhaler which requires additional work on non-clinical studies, manufacturing and a Phase 1 bioequivalence study. As a result, it is unlikely that a Phase 3 study with ‘081 will commence in 2014. Any further delays or adverse developments or results or perceived adverse developments or results with respect to the MABA program will harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•                  GSK deciding to further delay or halt development of ‘081 monotherapy or the combination ‘081/FF;

•                  the FDA and/or other regulatory authorities determining that any of the ‘081 studies do not demonstrate adequate safety or efficacy, or that additional non-clinical or clinical studies are required with respect to the MABA program;

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

On April 25, 2013 we announced our intention to separate our businesses into two independent, publicly traded companies. On August 1, 2013, the company to be spun-off, Theravance Biopharma, Inc. (Theravance Biopharma), filed a preliminary Form 10 with the SEC, and subsequent amendments on September 27, 2013, October 29, 2013, November 22, 2013, April 8, 2014, April 30, 2014 and May 7, 2014. After the spin-off, Theravance will be responsible for all development and commercial activities under the LABA collaboration and the Strategic Alliance agreements with GSK. Theravance will be eligible to receive the associated potential royalty revenues from FF/VI (RELVAR®/BREO® ELLIPTA®), UMEC/VI (ANORO™ ELLIPTA™) and potentially VI monotherapy and 15% of the potential royalty revenues from UMEC/VI/FF, MABA, and MABA/FF and other products that may be developed under the LABA collaboration and Strategic Alliance agreements. Theravance Biopharma will be a biopharmaceutical company focusing on the discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need. Our ability to effect the business separation is subject to the completion of numerous tasks, including but not limited to the preparation of audited financial statements for the new company, the completion of required regulatory filings and obtaining the consent of third parties to the transfer of contractual rights to the new company. The failure to obtain necessary approvals and consents could delay or make impractical our plan to effect the business separation. In addition, other transactions or developments could delay, prevent the completion of, or otherwise adversely affect the planned business separation. If the separation is not completed by June 30, 2014, GSK’s consent to the terms of the separation will expire and we would have to determine whether to re-seek GSK’s consent, proceed without GSK’s consent or not proceed. If the business separation is delayed or not consummated for any reason, we will not realize the anticipated benefits of the business separation as expected or at all, and the price of our securities is likely to fall.

In conjunction with the planned spin-off of Theravance Biopharma, on March 3, 2014, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies will implement the separation and operate following the spin-off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK’s consent to the spin-off provided certain conditions are met. We and GSK also entered into amendments of our LABA Collaboration Agreement and Strategic Alliance Agreement, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The master agreement is currently effective, but will terminate if the spin-off is not effected by June 30, 2014, and the other agreements will become effective upon the spin-off, provided that the spin-off is effected on or before June 30, 2014.

The amendments to the LABA collaboration agreement and the strategic alliance agreement do not change the royalty rates or other economic terms. The amendments do provide that GSK’s diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of UMEC/VI/FF or a MABA combined with FF. Upon such regulatory approval, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the collaboration agreement and strategic alliance agreement. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products that we will retain our full interests in upon the separation and also products that we will have retained only a portion of our interests in upon the spin-off transaction, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the spin-off.

The process of planning for and effecting the business separation will continue to demand a significant amount of time and effort from our management and certain employees. The diversion of our management’s and employees’ attention to the business separation process has and may continue to disrupt our operations and may adversely impact the progress of our discovery and development efforts, disrupt our relationships with collaborators and increase employee turnover.

We currently anticipate funding Theravance Biopharma with approximately $400 million at separation. We expect this initial cash will fund the new company’s operations through significant potential corporate milestones for approximately the next two to three years after the completion of the spin-off, based on current operating plans and financial forecasts. Changes in our development or operating plans, the timing of, and our cash balance at the time of, the spin-off, however, could affect the amount of cash available for the two companies at the time of separation and the initial cash funding needed to adequately capitalize both companies. In addition, any delays in completion of the planned separation may increase the amount of time, effort, and expense that we devote to the transaction and reduce the amount of funding available to both companies.

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

As a part of the overall spin-off transaction, it is anticipated that certain assets that are transferred by us to Theravance Biopharma will result in taxable transfers pursuant to Section 367 of the Internal Revenue Code of 1986, as amended (the “Code”), or other applicable provisions of the Code and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma will equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although our basis in the cash we transfer to Theravance Biopharma will be equal to the amount of such cash (and, therefore, no gain will be recognized on the transfer of such cash), our basis in other assets (other than cash) transferred to Theravance Biopharma may be significantly less than their respective fair market values, which could result in substantial taxable gain to us. The determination of the fair market value of non publicly traded assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service (“IRS”), which could result in an increase in the amount of gain, and thus U.S. federal income tax, realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. Although federal and state tax laws impose restrictions on the utilization of net operating losses in the event of an ownership change, as defined in Section 382 of the Code, we conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2013, and concluded that we had undergone two ownership changes in prior years. However, notwithstanding the applicable annual limitations, we estimate that no portion of the net operating loss or credit carryforwards will expire before becoming available to reduce federal and state income tax liabilities. We had approximately $1.4 billion of net operating loss as of December 31, 2013. We expect our net operating loss carryforward and current projected losses will generally fully offset the U.S. federal income tax resulting from the gains we will realize in connection with the pre spin-off restructuring, although there is expected to be approximately 2 percent alternative minimum tax federal tax liability to the extent such gains are offset with net operating loss carryforwards from prior years. However, the amount of our net operating loss carryforward that will be used is uncertain as we are not seeking a pre-spin-off appraisal of the fair market value of our transferred assets, but instead will be determining fair market values after the spin-off in significant part on the trading prices of Theravance Biopharma shares following the spin-off.

Our Stockholders could incur significant U.S. federal income tax liabilities.

Because of uncertain issues relating to the taxable status of the planned distribution, we sought a private letter ruling from the IRS regarding the U.S. federal income tax consequences of the distribution of Theravance Biopharma ordinary shares to our stockholders substantially to the effect that the distribution, except for cash received in lieu of a fractional share of Theravance Biopharma ordinary shares, would qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Code and, that, for U.S. federal income tax purposes, no gain or loss would be recognized by a holder of our common stock upon the receipt of Theravance Biopharma ordinary shares pursuant to the distribution. The IRS declined to issue such ruling and has informed us that in the view of the IRS, the distribution will fail to satisfy the requirements of Section 355 of the Code. Specifically, the IRS informed us that, in its view, we will not be engaged in an “active trade or business” immediately following the distribution, as required by Section 355 of the Code, and that the IRS intends to treat the distribution as a taxable transaction. Accordingly, all or a portion of the Theravance Biopharma ordinary shares you receive is expected be taxable to you as a dividend. If the spin-off is taxable, an amount equal to the fair market value of Theravance Biopharma ordinary shares received by you (including any fractional shares deemed to be received) on the distribution date will be treated as a taxable dividend to the extent of your ratable share of any current and accumulated earnings and profits of Theravance, measured as of the end of the year in which the distribution occurs, with the excess treated as a non- taxable return of capital to the extent of your tax basis in our common stock and any remaining excess treated as a capital gain. You could incur significant U.S. federal income tax liabilities as a result of the distribution.

Completion of the Proposed Spin-off of Theravance Biopharma will result in substantial changes in our Board and management.

After the spin-off, our Chief Executive Officer is expected to work part time for us and part time for Theravance Biopharma and this arrangement is expected to last until the earlier of recruitment and transition of a new chief executive officer for Theravance or nine months following the spin-off. Although we will benefit from his deep knowledge of our business, as well as his familiarity with our systems, policies, procedures and mode of operation, the lack of his full time focus on our business may dilute his effectiveness on our behalf and therefore hurt our business. In addition, we also anticipate that some or all of the other senior officers remaining at Theravance may become officers of Theravance Biopharma following the spin-off as we recruit and integrate new officers for our royalty management business. Some of these senior officer transitions may occur quickly after the spin-off depending in part on our success in recruiting and integrating new officers into our management. In May 2014, we announced that in connection with the proposed spin-off, contingent upon the effectiveness of the spin-off and effective as of immediately after the payment of the dividend of Theravance Biopharma ordinary shares to our stockholders, Catherine J. Friedman, Paul Pepe and James L. Tyree will become members of our Board of Directors. Also in connection with the spin-off, current directors Henrietta H. Fore, Robert V. Gunderson, Jr., Burton G. Malkiel, Peter S. Ringrose, George M. Whitesides and William D. Young informed us that they intend to resign as members of our Board of Directors effective immediately after the effectiveness of appointment of the three new directors. At the time of the spin-off and for a period of time thereafter, these senior officer and board level changes could be disruptive to our operations, present significant management challenges and could harm our business.

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

Since our reintroduction of VIBATIV® to the U.S. market in August 2013, we commenced recognition of revenue on the sale of VIBATIV® in first quarter of 2014 of $0.9 million, reflecting our limited sales, marketing and medical affairs investment and the relatively slow sales ramp for a hospital-based antibiotic. If we are not able to partner VIBATIV® in the U.S. with a third party with marketing, sales and distribution capabilities and if we are not successful in recruiting sales and marketing personnel or in building an internal sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, we will have difficulty in successfully commercializing VIBATIV® in the U.S., which would adversely affect our business and financial condition and which could cause the price of our securities to fall.

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

Several well-publicized Complete Response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include boxed warnings and changes in approved indications over the last several years, as well as growing public and governmental scrutiny of safety issues, have created a conservative regulatory environment. The implementation of new laws and regulations and revisions to FDA clinical trial design guidance have increased uncertainty regarding the approvability of a new drug. Further, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal risk evaluation and mitigation strategy at the FDA’s discretion. These laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s review and approval of our and our collaborative partner’s product candidates.

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

We have been engaged in discovering and developing compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve profitability. As of March 31, 2014, we had an accumulated deficit of approximately $1.6 billion.

We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product candidates into and through clinical studies, which are very expensive. For example, in April 2014 we initiated a second Phase 2b study with TD-4208, our LAMA compound, and we announced positive results from a Phase 2 study of TD-9855 in our MARIN program for fibromyalgia. Also, in July 2012, we announced positive results from the key study in our Phase 2b program with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid induced constipation. Though we are seeking to partner these programs, we initiated the second Phase 2b study with TD-4208 ourselves and we may choose to progress one or more other programs into later stage clinical studies by ourselves, which could increase our anticipated operating expenses substantially. Furthermore, should we decide to continue to commercialize VIBATIV® in the United States without a partner, we will incur costs and expenses associated with creating an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

If we fail to maintain or obtain the capital necessary to fund our operations, we may be unable to develop our product candidates or commercialize VIBATIV® and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. If we are unable to maintain or to secure capital to fund our operations we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our medicines to a greater extent than we currently intend. Based on our current operating plans and financial forecasts, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans and financial forecasts change, we may seek additional funding sooner in the form of public or private equity offerings or debt financings. For example, we initiated a second Phase 2b study with TD-4208 in our LAMA program in April 2014, and if we choose to conduct Phase 3 studies with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation, or progress TD-9855 in our MARIN program into later stage development and we choose to progress any of these other programs on our own, our capital needs would increase substantially. We also intend to invest in other assets in our pipeline, including programs in earlier-stage clinical development and late-stage discovery. In addition, under our LABA collaboration with GSK, in the event that a product containing vilanterol (VI), which is the LABA product candidate in FF/VI, UMEC/VI and UMEC/VI/FF and which was discovered by GSK, is successfully developed and commercialized in multiple regions of the world as both a single-agent and a combination product or two different combination products, we will be obligated to pay GSK milestone payments that could total as much as $220.0 million. Of these potential payments to GSK for registrational and launch-related milestone fees, we have paid a total of $140.0 million as of March 31, 2014 and recorded an additional $30.0 million liability in April 2014, and we estimate that all the remaining milestone payments of $50.0 million could be payable by the end of 2014. We are not entitled to receive any further milestone payments from GSK under the LABA collaboration. Future financing to meet our capital needs may not be available in sufficient amounts or on terms acceptable to us, if at all. In addition, the significant amount of debt we recently borrowed (via a wholly owned subsidiary) may limit our ability to obtain future financing.  Even if we are able to raise additional capital, such financing may result in significant dilution to existing security holders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery and development efforts and exploiting other corporate opportunities. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

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

•                  potential negative perceptions of physicians related to product shortages and regional supply outages that halted commercialization of VIBATIV® , stemming from the manufacturing issues at the previous drug product supplier;

•                  potential negative perceptions of physicians related to the European Commission’s previous suspension of marketing authorization for VIBATIV® (which suspension has been lifted) because our prior VIBATIV® commercialization partner’s single-source VIBATIV® drug product supplier did not meet the cGMP requirements for the manufacture of VIBATIV®;

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

We entered into our LABA collaboration agreement with GSK in November 2002, our strategic alliance agreement with GSK in March 2004, and our VIBATIV® collaboration agreement with Astellas in November 2005, which was terminated by Astellas in January 2012. In October 2012, we entered into an exclusive development and commercialization agreement with Alfa Wassermann for velusetrag, our lead compound in the 5-HT4 program, covering the EU, Russia, China, Mexico and certain other countries, and we entered into a research collaboration and license agreement with Merck to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease on an exclusive, worldwide basis. In March 2013, we entered into a commercialization agreement with Clinigen Group plc for VIBATIV® in the European Union and certain other European countries (including Switzerland and Norway). In connection with these agreements, we have granted to these parties certain rights regarding the use of our patents and technology with respect to compounds in our development programs, including development and marketing rights. Under our GSK agreements, GSK has full responsibility for development and commercialization of FF/VI, UMEC/VI, UMEC/VI/FF, VI monotherapy and any product candidates in the MABA program. Any future milestone payments or royalties to us from these programs will depend on the extent to which GSK advances the product candidate through development and, if approved, commercialization. In September 2013, Merck terminated its Research Collaboration and License Agreement (which provided us with research funding for the program under license) and such termination became effective in December 2013. The Alfa Wassermann agreement provides us with development funding for velusetrag, our lead compound in the 5-HT4 program.  We recently announced positive topline results from a Phase 2 with velusetrag for the treatment of patients with diabetic or idiopathic gastroparesis and we and Alfa Wassermann agreed to advance velusetrag into a Phase 2b study later in 2014, but if Alfa Wassermann decides not to progress the licensed program beyond the Phase 2b study, we may not be able to develop or commercialize the program on our own.

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

We have active collaborations with GSK for FF/VI, UMEC/VI, UMEC/VI/FF, VI monotherapy and the MABA program, with Alfa Wassermann for velusetrag, with Clinigen for VIBATIV® for the EU, and with other companies for regional development and commercialization of VIBATIV®. Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator or for territory that is not covered by the collaboration, and to commercialize these product candidates if approved by the necessary regulatory authorities. Velusetrag, our lead compound in the 5 HT4 program, and TD-1792, our investigational antibiotic have successfully completed a Phase 2 proof of concept study. In July 2012 we reported positive results from a Phase 2b study with TD-1211, the lead compound in our Peripheral Mu Opioid Receptor Antagonist program for opioid induced constipation and in April 2014 we initiated a second Phase 2b study with TD-4208, our LAMA compound. In addition, in connection with the expansion of the MABA program under the strategic alliance with GSK in October 2011, GSK relinquished its right to option our MARIN program with TD-9855 and our ARNI program. We currently intend to seek additional third parties with which to pursue collaboration arrangements for the development and commercialization of our development programs and for the future commercialization of VIBATIV® in regions where it is not currently partnered. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than our current arrangements or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates which may cause the price of our securities to fall.

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

Although GSK beneficially owns approximately 26.9% of our outstanding capital stock as of April 30, 2014, it is also a strategic partner with rights and obligations under our collaboration and strategic alliance agreements with GSK that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to its products that are covered by our GSK agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by our GSK agreements. Also, given the potential future royalty payments GSK may be obligated to pay under our GSK agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by our GSK agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of UMEC/VI/FF or a MABA/ICS in either the U.S. or the European Union, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the collaboration agreement and strategic alliance agreement. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the separation and also products in which we will have retained only a portion of our interests upon the spin-off transaction, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the spin-off. In addition, GSK could also seek to challenge our post-spin-off operation of the limited liability company to be jointly owned by us and Theravance Biopharma as violating or allowing it to terminate the GSK agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Theravance Biopharma and us entered into in connection with the proposed spin-off, or otherwise violating its legal rights. Although we believe our planned operation of the limited liability company fully complies with our GSK agreements and applicable law, there can be no assurance that we will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any uncertainty about the our respiratory programs partnered with GSK or the enforceability of our GSK agreements could result in significant reduction in the market price of our securities and other material harm to our business.

GSK has also indicated to us that it believes its consent may be required before we can engage in certain royalty monetization transactions with third parties, which may inhibit our ability to engage in these transactions.

In the course of our recent discussions with GSK concerning the proposed spin-off of Theravance Biopharma, GSK has indicated to us that it believes that its consent may be required before we can engage in certain transactions designed to monetize the future value of royalties that may be payable to us from GSK under our GSK Agreements. GSK has informed us that it believes that there may be certain covenants included in these types of transactions that might violate certain provisions of the GSK Agreements. Although we believe that we can structure royalty monetization transactions in a manner that fully complies with the requirements of the GSK Agreements without GSK’s consent, a third party in a proposed monetization transaction may nonetheless insist that we obtain GSK’s consent for the transaction or re-structure the transaction on less favorable terms. We have obtained GSK’s agreement that (i) after the spin-off of Theravance Biopharma, provided such spin-off occurs on or prior to June 30, 2014 and in compliance with our master agreement with GSK and Theravance Biopharma, we may grant certain pre-agreed covenants in connection with monetization of our interests in RELVAR/BREO, ANORO and vilanterol monotherapy and portions of our interests in TRC limited liability company, and (ii) it will not unreasonably withhold its consent to our requests to grant other covenants, provided, among other conditions, that in each case, the covenants are not granted in favor of pharmaceutical or biotechnology company with a product either being developed or commercialized for the treatment of respiratory disease. If we seek GSK’s consent to grant covenants before the spin-off of Theravance Biopharma is effective or with respect to the granting of covenants other than pre-agreed covenants, we may not be able to obtain GSK’s consent on reasonable terms, or at all. If we proceed with a royalty monetization transaction that is not otherwise covered by our agreement with GSK without GSK’s consent, GSK could request that their consent be obtained or seek to enjoin or otherwise challenge the transaction as violating or allowing it to terminate the GSK agreements. Regardless of the merit of any claims by GSK, we would incur significant cost and diversion of resources in defending against GSK’s claims or asserting our own claims and GSK may seek concessions from us in order to provide its consent. Any uncertainty about whether or when we could engage in a royalty monetization transaction, the potential impact on the enforceability of the GSK agreements or the loss of potential royalties from our respiratory programs partnered with GSK, could impair our ability to pursue a return of capital strategy for our stockholders ahead of our receipt of significant royalties from GSK, result in significant reduction in the market price of our securities and cause other material harm to our business.

GSK’s ownership of a significant percentage of our stock and its ability to acquire additional shares of our stock may create conflicts of interest, and may inhibit our management’s ability to continue to operate our business in the manner in which it is currently being operated.

As of April 30, 2014, GSK beneficially owned approximately 26.9% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock in certain circumstances. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

As of April 30, 2014, GSK beneficially owned approximately 26.9% of our outstanding capital stock. GSK may vote at its sole discretion on any proposal to effect a change of control of us or for us to issue equity securities to one or more parties that would result in that party or parties beneficially owning more than 20% of our outstanding capital stock. Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us. For example, GSK may offer to acquire 100% of our outstanding stock from stockholders in certain circumstances, such as if we are faced with a hostile acquisition offer or if our board of directors acts in a manner to facilitate a change in control of us with a party other than GSK. As a result of GSK’s significant ownership and its rights under the governance agreement, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2014, we owned 385 issued United States patents and 1,385 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The risks identified in the two preceding risk factors also apply to the intellectual property protection efforts of our partner, GSK. To the extent the intellectual property protection of any of the assets in the LABA collaboration are successfully challenged or encounter problems with the United States Patent and Trademark Office or other comparable agencies throughout the world, the future commercialization of these potential medicines could be delayed or prevented. Any challenge to the intellectual property protection of a late- stage development asset arising from the LABA collaboration could harm our business and cause the price of our securities to fall.

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

•      our ability to generate revenues and achieve profitability; and

•      the availability of capital.

The Patient Protection and Affordable Care Act and other potential legislative or regulatory action regarding healthcare and insurance matters, along with the trend toward managed healthcare in the United States, could influence the purchase of healthcare products and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market our potential medicines and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of the Patient Protection and Affordable Care Act and further agency regulations that are likely to emerge in connection with the passage of this act could significantly reduce potential revenues from the sale of any product candidates approved in the future. For example, while BREO® ELLIPTA® was launched for the treatment of COPD in the United States in October 2013, GSK has experienced significant challenges in gaining acceptance for BREO® ELLIPTA® for treatment of COPD by some of the largest healthcare payors and providers in the United States. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential medicines that may be approved in the future at a price acceptable to us or our collaborators, which may cause the price of our securities to fall.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•      any adverse developments or results or perceived adverse developments or results with respect to the commercialization of RELVAR®/BREO® ELLIPTA® and ANORO™ ELLIPTA™ with GSK, including, without limitation, if payor coverage is lower than anticipated or if sales of RELVAR®/BREO® ELLIPTA® and ANORO™ ELLIPTA™ are less than anticipated because of existing or future competition in the markets in which they are commercialized, including competition from existing and new products that are perceived as lower cost or more effective, and our royalty payments are less than anticipated;

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

•      any adverse developments or results or perceived adverse developments or results with respect to the MABA program with GSK, including, without limitation, any further delays encountered in progressing ‘081 and/or ‘081/FF or a decision by GSK to halt the program or any further development of certain drug candidates in the program, any difficulties or delays encountered with regard to the regulatory path for ‘081, either alone or in combination with other therapeutically active ingredients, or any indication from non-clinical studies of ‘081 that the compound is not safe or efficacious;

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

•      any adverse developments or perceived adverse developments with respect to our partnering efforts with VIBATIV®, velusetrag, TD-1211, TD- 9855, TD-4208, TD-1792, TD-8954 or our cardiovascular program;

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

•      relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 36.6% of our outstanding capital stock as of February 14, 2014 based on our review of publicly available filings);

•      any adverse developments or perceived adverse developments with respect to the proposed business separation; and

•      potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of April 30, 2014, GSK beneficially owned approximately 26.9% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 4.6% of our outstanding capital stock. Based on our review of publicly available filings as of April 30, 2014, our three largest stockholders other than GSK collectively owned approximately 36.6% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 14, 2014, we completed the sale of 342,229 shares of our common stock to Glaxo Group Limited, an affiliate of GSK, at a price of $37.55 per share, resulting in aggregate gross proceeds of $12.9 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no underwriting discounts or commissions were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07

4.3	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

4.4	Indenture dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	1/25/13

4.5	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)

10.43	Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8-K/A	3/6/2014

10.43*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited dated March 3, 2014	8-K/A	3/6/2014

10.43*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited dated March 3, 2014	8-K/A	3/6/2014

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

* Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.

Date: May 7, 2014	/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer

Date: May 7, 2014	/s/ Michael W. Aguiar
Michael W. Aguiar
Senior Vice President, Finance
and Chief Financial Officer