Form 10-Q
period 2014-06-30
THERAVANCE INC
filed 2014-08-07
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 0-30319

THERAVANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3265960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

951 Gateway Boulevard

South San Francisco, CA 94080

(Address of Principal Executive Offices)

(650) 238-9600

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

The number of shares of registrant’s common stock outstanding on July 31, 2014 was 115,014,166.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$208,052	$143,510
Restricted cash	14,232	—
Short-term investments	126,424	321,615
Accounts receivable, net of allowances of $89 at December 31, 2013	—	199
Receivables from collaborative arrangements (including amounts from a related party of $3,473 and $2,247 at June 30, 2014 and December 31, 2013)	3,473	3,181
Prepaid expenses and other current assets	982	4,287
Inventories	—	10,406
Total current assets	353,163	483,198

Marketable securities	34,349	55,374
Restricted cash	833	833
Property and equipment, net	—	10,238
Intangible assets, net	194,880	124,257
Other assets	22,385	7,355
Total assets	$605,610	$681,255

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,799	$7,583
Payable to a related party	15,000	40,000
Payable to Theravance Biopharma, Inc.	15,243	—
Accrued personnel-related expenses	1,023	10,881
Accrued clinical and development expenses	—	9,714
Accrued interest payable	11,013	2,800
Other accrued liabilities	4,834	4,137
Deferred revenue	1,082	9,289
Total current liabilities	49,994	84,404

Convertible subordinated notes	287,500	287,500
Non-recourse notes payable, due 2029	450,000	—
Deferred rent	13	4,774
Other long-term liabilities	1,300	—
Deferred revenue	4,329	5,455
Commitments and contingencies (Notes 3, 7 and 9)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; authorized: 200,000 shares; outstanding: 113,285 and 111,516 at June 30, 2014 and December 31, 2013	1,133	1,115
Additional paid-in capital	1,444,105	1,803,048
Accumulated other comprehensive income	3,706	162
Accumulated deficit	(1,636,470)	(1,505,203)
Total stockholders’ equity (deficit)	(187,526)	299,122
Total liabilities and stockholders’ equity (deficit)	$605,610	$681,255

*                    Condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Royalty revenue from a related party, net of intangible assets amortization: three months—2014-$2,598; 2013-$0; six months—2014-$4,378; 2013-$0 (Note 3) (1)	$663	$—	$(387)	$—
Net revenue from collaborative arrangements from a related party	271	1,322	541	2,644
Total net revenue	934	1,322	154	2,644

Operating expenses:
Research and development	2,125	2,412	4,812	4,451
General and administrative	8,603	5,808	19,859	11,864
Total operating expenses	10,728	8,220	24,671	16,315

Loss from operations	(9,794)	(6,898)	(24,517)	(13,671)

Other income (expense), net	83	8,192	80	6,770
Interest income	165	190	353	375
Interest expense	(10,327)	(3,025)	(11,971)	(5,761)
Loss from continuing operations before income taxes	(19,873)	(1,541)	(36,055)	(12,287)
Income tax expense	(278)	—	(278)	—
Loss from continuing operations, net of tax	(20,151)	(1,541)	(36,333)	(12,287)

Loss from discontinued operations (Notes 11 and 12):	(43,413)	(34,888)	(94,934)	(61,502)

Net loss	$(63,564)	$(36,429)	$(131,267)	$(73,789)

Basic and diluted net loss per share:
Continuing operations, net of tax	$(0.18)	$(0.02)	$(0.33)	$(0.13)
Discontinued operations	(0.39)	(0.35)	(0.86)	(0.63)
Basic and diluted net loss per share	$(0.57)	$(0.37)	$(1.19)	$(0.76)

Shares used to compute basic and diluted net loss per share	110,974	97,603	110,419	96,964

(1) Gross royalty revenue from a related party for the three and six months ended June 30, 2014 is $3,261 and $3,991, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(63,564)	$(36,429)	$(131,267)	$(73,789)

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	3,535	(107)	3,544	(114)
Comprehensive loss	$(60,029)	$(36,536)	$(127,723)	$(73,903)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(131,267)	$(73,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,190	2,036
Stock-based compensation	21,281	13,257
Amortization on premium of short-term investments	1,412	1,854
Change in fair value of capped-call derivative assets	—	1,422
Other non-cash items	(2)	(3)
Changes in operating assets and liabilities:
Account receivables	74	—
Receivables from collaborative arrangements	(294)	(1,169)
Prepaid expenses and other current assets	(177)	357
Inventories	(1,908)	(2,533)
Other assets	(411)	—
Accounts payable	(5,832)	1,026
Payable to Theravance Biopharma, Inc., net	(1,738)	—
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	1,874	2,941
Accrued interest payable	8,213	2,540
Deferred rent	183	(376)
Deferred revenue	(2,640)	4,120
Net cash used in operating activities	(105,042)	(48,317)

Cash flows from investing activities
Purchases of property and equipment	(556)	(1,431)
Purchases of available-for-sale securities	(142,861)	(211,797)
Maturities of available-for-sale securities	241,173	106,983
Sales of available-for-sale securities	5,000	17,600
Increase in intangible assets	(100,000)	(30,000)
Payments received on notes receivable	140	100
Net cash provided by (used in) investing activities	2,896	(118,545)

Cash flows from financing activities
Cash and cash equivalents contributed to Theravance Biopharma, Inc.	(277,541)	—
Proceeds from issuances of common stock, net	23,786	26,433
Purchase of capped-call options	—	(36,800)
Change in restricted cash	(14,234)	—
Proceeds from issuances of notes payable, net of debt issuance costs	434,677	281,623
Net cash provided by financing activities	166,688	271,256

Net increase in cash and cash equivalents	64,542	104,394
Cash and cash equivalents at beginning of period	143,510	94,849
Cash and cash equivalents at end of period	$208,052	$199,243

Supplemental disclosures of noncash information
Contribution of net assets, excluding cash and cash equivalents to Theravance Biopharma, Inc.	$125,337	$—
Guarantee issued in connection with the Spin-Off (Note 9)	$1,300	$—

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Theravance, Inc. (Theravance, the Company, or we and other similar pronouns) is a royalty management company focused on maximizing the potential value of the respiratory assets partnered with Glaxo Group Limited (GSK), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”), with the intention of providing capital returns to stockholders. Under the Long-Acting Beta2 Agonist (LABA) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the GSK Agreements), Theravance is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® , ANORO® ELLIPTA® and if approved and commercialized, VI monotherapy. Theravance is also entitled to a 15% economic interest in any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination of UMEC/VI/FF and the Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement (“LABA Collaboration”) with us, which has been assigned to TRC other than with respect to RELVAR®/BREO®ELLIPTA®, ANORO® ELLIPTA® and VI monotherapy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive loss and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2014 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014.

Business Separation

On June 1, 2014, we separated our late-stage partnered respiratory assets from our biopharmaceutical research and drug development operations (“Spin-Off”) by transferring our research and drug development operations into a wholly-owned subsidiary.  We contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma, Inc. (“Theravance Biopharma”) and all outstanding shares of Theravance Biopharma were then distributed to our stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares held of Theravance common stock to stockholders of record on May 15, 2014.  The separation resulted in Theravance Biopharma operating as an independent, publicly traded company.

The results of operations for our former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included as part of this report as discontinued operations. Refer to Notes 11 and 12, “Spin-Off of Theravance Biopharma, Inc.,”and “Discontinued Operations” for further information.

Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell that number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK.  After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings.  GSK had an option to purchase these shares of Theravance Biopharma from us, but this option expired unexercised.  Accordingly, at June 30, 2014, we owned 436,802 ordinary shares of Theravance Biopharma, which are accounted for as available-for-sale securities in the condensed consolidated balance sheets. These equity securities are discussed further in Note 4, “Available-for-Sale Securities”.

Inventories

All inventories were related to our former research and drug development operations and, thus, were contributed to Theravance Biopharma in connection with the Spin-Off.  Accordingly, we have no inventories as of June 30, 2014.

Prior to the Spin-Off of Theravance Biopharma, our inventories consisted of raw materials, work-in-process and finished goods related to the production of VIBATIV® (telavancin). Raw materials include VIBATIV® active pharmaceutical ingredient (API) and other raw materials. Work-in-process and finished goods included third party manufacturing costs and labor and indirect costs incurred in the production process. Included in inventories were raw materials and work-in-process that may be used as clinical products, which were charged to research and development expense when consumed. In addition, under certain commercialization agreements, we could sell VIBATIV® packaged in unlabeled vials that are recorded in work-in-process. Inventories were stated at the lower of cost or market value. We determined the cost of inventory using the average-cost method for validation batches. We analyzed our inventory levels quarterly and wrote down any inventory that was expected to become obsolete, that had a cost basis in excess of its expected net realizable value or for inventory quantities in excess of expected requirements.

Inventories were as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Raw materials	$—	$5,138
Work-in-process	—	360
Finished goods	—	4,908
Total inventories	$—	$10,406

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

We account for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, “Multiple Element Arrangements.” For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

For multiple-element arrangements entered into prior to January 1, 2011, we determined the delivered items under our collaborative arrangements did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees and development contingent payments in the same manner as the final deliverable, which is ratably over the expected term of our performance of research and development services under the agreements. These upfront or contingent payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets and recognized over the estimated period of performance. We periodically review the estimated performance periods of our contracts based on the progress of our programs.

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

Royalties

We recognize royalty revenue on licensee net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned and reported to us and collectability is reasonably assured.  Royalties are recognized net of amortization of intangible assets associated with any approval and launch milestone payments made to GSK.

Product Revenues

We currently have no product revenues following the spin-off of Theravance Biopharma.

Prior to the Spin-Off of Theravance Biopharma, we sold VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transferred upon receipt of the product by these distributors. Healthcare providers ordered VIBATIV® through these distributors. Commencing in the first quarter of 2014, revenue on the sale of VIBATIV® was recorded on a sell-through basis, once the distributors sold the product to healthcare providers.  As VIBATIV® is a product that is sold by Theravance Biopharma, the revenue from product sales are included within discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2014.  There was no revenue from product sales for any period in 2013.

Product sales were recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflected such reductions in revenue either as an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions were based on management’s estimates that considered payer mix in target markets, industry benchmarks and experience to date. We monitored inventory levels in the distribution channel, as well as sales of VIBATIV® by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances were based on amounts owed or to be claimed on related sales. These estimates took into consideration the terms of our agreements with customers, historical product returns of VIBATIV® experienced by our former collaborative partner, Astellas Pharma, Inc. (“Astellas”), rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions.

Sales Discounts:  We offered cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We expected our customers to comply with the prompt payment terms to earn the cash discount. We accounted for cash discounts by reducing accounts receivable by the full amount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

Chargebacks and Government Rebates:  For VIBATIV® sales in the U.S., we estimated reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service (PHS) as well as government-managed Medicaid programs. Our reduction for PHS was based on actual chargebacks that distributors have claimed for reduced pricing offered to such health care providers. Our accrual for Medicaid was based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that were invoiced directly to us were recorded in other accrued liabilities on the consolidated balance sheet. For qualified programs that purchased our products through distributors at a lower contractual government price, the distributors charged back to us the difference between their acquisition cost and the lower contractual government price, which we recorded as an allowance against accounts receivable.

Distribution Fees and Product Returns:  We had written contracts with our distributors that include terms for distribution-related fees. We recorded distribution-related fees based on a percentage of the product sales price. We offered our distributors a right to return product purchased directly from us, which was principally based upon the product’s expiration date. Additionally, we had granted more expansive return rights to our distributors following our product launch of VIBATIV®. Our policy was to accept returns for expired product during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. We developed estimates for VIBATIV® product returns based upon historical VIBATIV® sales from our former collaborative partner, Astellas. We recorded distribution fees and product returns as an allowance against accounts receivable.

Allowance for Doubtful Accounts:  We maintained a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2014 and December 31, 2013, there were no allowances for doubtful accounts as we have not had any write-offs historically.

Variable Interest Entities

We analyze any potential variable interest or special-purpose entities in accordance with the guidance of FASB Subtopic ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity that is determined to be a variable interest entity (VIE). We have determined TRC to be a VIE.  We have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from TRC. Therefore, we consolidate the financial results of TRC. The financial position and results of operations of TRC are not material as of and for the three and six months ended June 30, 2014.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2014. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time we may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.

2. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less restricted stock awards (“RSAs”) subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities.

For the three months and six months ended June 30, 2014 and 2013, diluted and basic net loss per share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The computations for basic and diluted net loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share amounts)	2014	2013	2014	2013
Numerator:
Loss from continuing operations, net of tax	$(20,151)	$(1,541)	$(36,333)	$(12,287)
Loss from discontinued operations	(43,413)	(34,888)	(94,934)	(61,502)
Net loss	$(63,564)	$(36,429)	$(131,267)	$(73,789)

Denominator:
Weighted-average number of shares outstanding	113,163	100,316	112,608	99,677
Less: unvested RSAs	(2,189)	(2,713)	(2,189)	(2,713)
Weighted-average number of shares used to compute basic and diluted net loss per share	110,974	97,603	110,419	96,964

Basic and diluted net loss per share:
Continuing operations, net of tax	$(0.18)	$(0.02)	$(0.33)	$(0.13)
Discontinued operations	(0.39)	(0.35)	(0.86)	(0.63)
Basic and diluted net loss per share	$(0.57)	$(0.37)	$(1.19)	$(0.76)

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Shares issuable under equity incentive plans and ESPP	6,136	3,848	5,942	4,519
Shares issuable upon the conversion of convertible subordinated notes	17,869	17,015	17,869	15,643
Total anti-dilutive securities	24,005	20,863	23,811	20,162

3. Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue from collaborative arrangements from continuing operations relates to our arrangement with GSK.  Net revenue from other collaborative arrangements was reflected as discontinued operations in the consolidated statements of operations. Refer to Notes 1, 11 and 12, “Description of Operations and Summary of Significant Accounting Policies,” “Spin-Off of Theravance Biopharma, Inc.” and “Discontinued Operations” for further information.

Net Royalty Revenue from GSK

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Royalty revenue	$3,261	$—	$3,991	$—
Amortization of intangible assets	(2,598)	—	(4,378)	—
Net royalty revenue	663	—	(387)	—
LABA collaboration	—	907	—	1,814
Strategic alliance—MABA program license	271	415	541	830
Total revenue	$934	$1,322	$154	$2,644

Amortization expense for intangible assets, which is a reduction to royalty revenue, exceeded amounts recognized for royalty revenue under the LABA Collaboration with GSK, resulting in negative net royalty revenue in the first six months of 2014.

LABA Collaboration

In November 2002, we entered into our Long-Acting Beta2 Agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (COPD) and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (LAMA), umeclidinium bromide (UMEC), with a LABA, VI. For the treatment of asthma, RELVAR® ELLIPTA® is approved in multiple regions outside of North America and the collaboration is further developing FF/VI for the U.S.

In the event that a product containing VI is successfully developed and commercialized, we are obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. As of June 30, 2014, we have paid a total of $185.0 million of these milestones and have an accrued a liability of $15.0 million. In July 2014, we recorded an additional $10.0 million accrued liability. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product. We estimate the remaining potential milestone payments of $10.0 million could become payable by the end of 2014.

Total milestone fees paid of $185.0 million and accrued as a liability of $15.0 million at June 30, 2014 resulted from the following:

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

•                  In December 2013, the FDA approved ANORO® ELLIPTA® as a combination anticholinergic/long-acting beta2-adrenergic agonist (LABA) indicated for the long-term, once-daily, maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema.

•                  In January 2014, RELVAR® ELLIPTA® was launched in the European Union.

•                  In April 2014, ANORO® ELLIPTA® was made available in the U.S. for the treatment of COPD.

•                  In May 2014, the European Commission granted marketing authorization for ANORO(R) (umeclidinium/vilanterol) as a once-daily, maintenance bronchodilator treatment to relieve symptoms in adult patients with COPD.

•                  In June 2014, ANORO® ELLIPTA® was made available in the European Union.

Total milestone fees recorded of $10.0 million in July 2014 resulted from the following:

•                  In July 2014, the Japanese MHLW approved ANORO® ELLIPTA® for the relief of various symptoms due to airway obstruction with COPD in cases where concurrent use of long-acting inhaled muscarinic antagonist and long-acting inhaled beta2 agonist is required.

We are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA Collaboration, such as ANORO® ELLIPTA®, royalties are upward tiering and range from 6.5% to 10%.

Amortization expense resulting from the milestone fees paid to GSK, which are capitalized as finite-lived intangible assets, is a reduction to royalty revenue. When amortization expense exceeds amounts recognized for royalty revenue, negative revenue would be reported in our consolidated statements of operations.

2004 Strategic Alliance

In March 2004, we entered into our strategic alliance with GSK (the Strategic Alliance Agreement and the LABA Collaboration Agreement are together referred to herein as the GSK Agreements). Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. GSK has no further option rights on any of our research or development programs under the strategic alliance.

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

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK’s consent to the Spin-Off provided certain conditions were met. In addition, we and GSK also entered into amendments of our GSK Agreements, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement was effective on June 1, 2014 when we transferred our research and drug development operations to Theravance Biopharma. Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell that number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK.  After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings.  GSK had an option to purchase these shares of Theravance Biopharma from us, but this option expired unexercised.  Accordingly, at June 30, 2014, we owned 436,802 ordinary shares of Theravance Biopharma, which are accounted for as available-for-sale securities in the condensed consolidated balance sheets.

The amendments to the GSK Agreements do not change the economics or royalty rates under the GSK Agreements, though the assignment of the Strategic Alliance Agreement and portions of the LABA Collaboration to TRC do change how the economics are allocated between Theravance Biopharma and us. The amendments to the GSK Agreements do provide that GSK’s diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of UMEC/VI/FF or a MABA in combination with FF. Upon such regulatory approval, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the Spin-Off and also products in which we will have retained only a portion of our interests upon the planned Spin-Off transaction, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the Spin-Off.

Purchases of Common Stock under the Company’s Governance Agreement and Common Stock Purchase Agreements with GSK

During the first six months of 2014, GSK purchased 659,999 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of approximately $21.4 million.

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

Reimbursement of Research and Development Costs

Reimbursement of research and development costs from continuing operations is solely related to GSK.  Under the GSK Agreements, we are entitled to reimbursement of certain research and development costs. For the three months and six months ended June 30, 2014 and the three and six months ended June 30, 2013, research and development costs reimbursed from GSK was $19,000, $62,000, $0.2 million, and $0.3 million.  Reimbursement of research and development costs from other collaborative arrangements has been reflected as discontinued operations in the condensed consolidated statements of operations. Refer to Notes 1, 11 and 12, “Description of Operations and Summary of Significant Accounting Policies,” “Spin-Off of Theravance Biopharma, Inc.” and “Discontinued Operations” for further information.

4. Available-for-Sale Securities

The classification of available-for-sale securities in the consolidated balance sheets is as follows:

(In thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$184,994	$125,009
Short-term investments	126,424	321,615
Marketable securities	34,349	55,374
Restricted cash	833	833
Total	$346,600	$502,831

The estimated fair value of available-for-sales securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$23,509	$44	$—	$23,553
U.S. government agencies	54,712	15	(5)	54,722
U.S. corporate notes	33,632	7	(11)	33,628
U.S. commercial paper	34,942	—	—	34,942
Equity securities	10,269	3,656	—	13,925
Money market funds	185,830	—	—	185,830
Total	$342,894	$3,722	$(16)	$346,600

Equity securities consist of ordinary shares of Theravance Biopharma owned by us as of June 30, 2014.  These equity securities are restricted securities and can only be resold pursuant to a registration statement or an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).  We expect to be able to sell these shares pursuant to Rule 144 promulgated under the Securities Act after the satisfaction of a six-month holding period and, therefore, have classified them as available-for-sale marketable securities.

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$42,104	$55	$(1)	$42,158
U.S. government agencies	141,278	61	(8)	141,331
U.S. corporate notes	94,923	54	—	94,977
U.S. commercial paper	102,021	2	(1)	102,022
Money market funds	122,343	—	—	122,343
Total	$502,669	$172	$(10)	$502,831

At June 30, 2014, all of the available-for-sale debt securities had contractual maturities within two years and the average duration of marketable securities was approximately seven months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at June 30, 2104 were temporary in nature. All marketable securities with unrealized losses at June 30, 2014 have been in a loss position for less than twelve months.

During the six months ended June 30, 2014 and 2013, we sold available-for-sale securities totaling $5.0 million and $17.6 million, and the related realized gains and losses were not significant in any of these periods.

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

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements at Reporting Date Using:
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2014:
U.S. government securities	$23,553	$—	$—	$23,553
U.S. government agency securities	—	54,722	—	54,722
U.S. corporate notes	—	33,628	—	33,628
U.S. commercial paper	—	34,942	—	34,942
Equity securities	13,925	—	—	13,925
Money market funds	185,830	—	—	185,830
Total assets measured at estimated fair value	$223,308	$123,292	$—	$346,600
Liabilities at June 30, 2014:
Convertible subordinated notes due 2023	$—	$417,148	$—	$417,148
Non-recourse notes due 2029	—	454,500	—	454,500
Total fair value of liabilities	$—	$871,648	$—	$871,648

	Estimated Fair Value Measurements at Reporting Date Using
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2013:
U.S. government securities	$42,158	$—	$—	$42,158
U.S. government agency securities	98,236	43,095	—	141,331
U.S. corporate notes	61,591	33,386	—	94,977
U.S. commercial paper	3,499	98,523	—	102,022
Money market funds	122,343	—	—	122,343
Total assets measured at estimated fair value	$327,827	$175,004	$—	$502,831
Liabilities at December 31, 2013:
Convertible subordinated notes due 2023	$—	$408,250	$—	$408,250

At June 30, 2014, securities with a total fair value of $5.4 million were measured using Level 2 inputs in comparison to December 31, 2013, at which time the securities had a fair value of $5.4 million and were measured using Level 1 inputs.

Due to their short-term maturities, we believe that the fair value of our bank deposits, receivables from collaborative arrangements, accounts payable and accrued expenses approximate their carrying value.

6. Intangible Assets

Intangible assets, which consist of registrational and launch-related milestone fees paid or owed to GSK, were as follows:

	June 30, 2014
(In thousands)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
FDA approval and launch of BREO® ELLIPTA® in the U.S.	15.2	$60,000	$(2,526)	$57,474
MHLW approval and launch of RELVAR® ELLIPTA® in Japan	14.4	20,000	(778)	19,222
European Commission approval and launch of RELVAR® ELLIPTA®	14.5	30,000	(1,000)	29,000
FDA approval and launch of ANORO® ELLIPTA® in the U.S.	15.2	60,000	(652)	59,348
European Commission approval and launch of ANORO® ELLIPTA®	15.2	30,000	(164)	29,836
Total intangible assets		$200,000	$(5,120)	$194,880

	December 31, 2013
(In thousands)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
FDA approval and launch of BREO® ELLIPTA® in the U.S.	15.7	$60,000	$(632)	$59,368
MHLW approval and launch of RELVAR® ELLIPTA® in Japan	14.9	20,000	(111)	19,889
European Commission approval of RELVAR® ELLIPTA®	15	15,000	—	15,000
FDA approval of ANORO® ELLIPTA® in the U.S.	15.3	30,000	—	30,000
Total intangible assets		$125,000	$(743)	$124,257

Additional information regarding these milestone fees is included in Note 3 “Collaborative Arrangements.” Amortization expense for the BREO® ELLIPTA® intangible asset for the U.S. region and the RELVAR® ELLIPTA® intangible asset for the Japan region began in the fourth quarter of 2013, the RELVAR® ELLIPTA® intangible asset for the European Union region began in the first quarter of 2014 and the ANORO® ELLIPTA® intangible assets for the U.S. and European Union regions began in the second quarter of 2014. Amortization expense is recorded as a reduction in revenue from collaborative arrangements. Amortization expense for the three months and six months ended June 30, 2014 was $2.6 million and $4.4 million. The amortization expense for the same periods in 2013 is zero.  Estimated annual amortization expense of intangible assets is $10.9 million for 2014, $13.0 million for each of the years from 2015 to 2018 and $136.4 million thereafter.

7. Stock-Based Compensation

Equity Incentive Plan

The 2012 Equity Incentive Plan (“2012 Plan”) provides for the grant of stock options, time-based and performance-contingent restricted stock units (RSUs), time-based and performance-contingent RSAs, and stock appreciation rights to employees, non-employee directors and consultants. As of June 30, 2014, total shares remaining available for issuance under the 2012 Plan were 2,533,778.

Performance-Contingent RSAs

Over the past three years, the Compensation Committee of our Board of Directors (the “Compensation Committee”) has approved grants of performance-contingent RSAs to senior management and a non-executive officer. Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment. When the performance goals are probable of achievement for these types of awards, time-based vesting and, as a result, recognition of stock-based compensation expense commence. Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment.

As of March 31, 2014, we determined that the achievement of the requisite performance conditions for vesting of the first tranche of these awards was probable and, as a result, $6.8 million of the total stock-based compensation expense was recognized in the first quarter of 2014.  The total stock-based compensation expense of $7.0 million for the first tranche was recognized through May 2014.

In May 2014, our Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off as the performance conditions associated with these awards were unlikely to be consistent with the new strategies of each company following the separation.  The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the equity awards. The remaining tranches of the equity awards remain subject to performance and service conditions. The remaining potential stock-based compensation expense associated with these awards after the modification is $24.5 million, of which $10.7 million is expected to be recognized by either us or Theravance Biopharma, based on which company employs the individuals who hold these awards during the twelve-month service period commencing in June 2014.

Stock-Based Compensation Expense

The allocation of stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Research and development	$514	$198	$1,232	$307
General and administrative	3,081	1,970	8,420	3,595
Stock-based compensation expense from continuing operations	3,595	2,168	9,652	3,902
Stock-based compensation from discontinued operations	4,152	4,994	11,629	9,355
Total stock-based compensation expense	$7,747	$7,162	$21,281	$13,257

Total stock-based compensation expense capitalized to inventory was $78,000 and $95,000 for the three and six months ended June 30, 2014. Total stock-based compensation expense capitalized to inventory was $28,000 and $170,000 for the three and six months ended June 30, 2013.  Inventories were contributed to Theravance Biopharma in connection with the Spin-Off.

As of June 30, 2014, unrecognized compensation expense, net of expected forfeitures, was as follows: $2.2 million related to unvested stock options; $1.8 million related to unvested RSUs; and $19.5 million related to unvested RSAs (excludes performance-contingent RSAs).

Valuation Assumptions

The range of weighted-average assumptions used to estimate the fair value of stock options granted was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee stock options
Risk-free interest rate	1.6%-2.1%	0.8%-1.3%	1.6%-2.1%	0.8%-1.3%
Expected term (in years)	5-6	5-6	5-6	5-6
Volatility	52%-60%	59%-60%	52%-60%	58%-60%
Dividend yield	0%-0.4%	—%	0%-0.4%	—%
Weighted-average estimated fair value of stock options granted	$15.72	$17.64	$17.43	$15.43

In connection with the Spin-Off of Theravance Biopharma, all outstanding shares of Theravance Biopharma were distributed to our stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one share of Theravance Biopharma common stock for every 3.5 shares held of Theravance common stock to stockholders of record on May 15, 2014.  Outstanding stock options and RSUs that were not eligible for the dividend distribution were adjusted for the Spin-Off of Theravance Biopharma.  The number of shares and exercise price for all outstanding stock options were adjusted and the number of shares for all outstanding RSUs was adjusted. All other terms of these grants remain the same; provided, however, that the vesting and expiration of these grants are based on the holder’s continuing employment or service with us or Theravance Biopharma, as applicable.

Although the anti-dilution adjustments were required pursuant to the terms of each stock plan, the anti-dilution adjustments were calculated using a volume-weighted average stock price, rather than the stock price as of the date of the dividend distribution, which resulted in incremental compensation expense.  The accounting impact of the adjustment to the outstanding stock options and RSUs that occurred in connection with the Spin-Off of Theravance Biopharma was measured by comparing of the fair values of the modified stock options and RSUs to our employees and directors immediately before and after the adjustment. As a result, we recognized incremental stock-based compensation expense of $1.2 million in the second quarter of 2014, of which $0.9 million is included in discontinued operations.  All remaining unrecognized stock-based compensation expense associated with this adjustment will be recognized by Theravance Biopharma as it pertains to stock options and RSUs held by individuals now employed by Theravance Biopharma or one if its affiliates.

Stockholders’ Equity

For the six months ended June 30, 2014, options to purchase 79,000 shares of our common stock were exercised at a weighted-average exercise price of $12.89 per share, for total cash proceeds of approximately $1.0 million.

8. Income Taxes

As a part of the overall Spin-Off transaction, certain assets that were transferred by us to Theravance Biopharma resulted in taxable transfers pursuant to Section 367 of the Internal Revenue Code of 1986, as amended (the “Code”), or other applicable provisions of the Code and Treasury Regulations. The taxable gain attributable to the transfer of the certain assets to Theravance Biopharma was the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. The U.S. federal income tax gain on transfer of the assets to Theravance Biopharma was approximately $0.4 billion.  This taxable income is expected to be substantially offset by current year losses and our net operating loss carryforwards from prior years resulting in an income tax expense of approximately $0.3 million.

As a result of the Spin-Off, we reversed approximately $0.1 billion of our valuation allowance on certain deferred tax assets, primarily federal and state net operating losses, as of June 30, 2014. Our ability to utilize net operating losses is dependent upon the change in control provisions in Section 382 of the Code. We have not prepared a study of the potential limitation under Section 382 since December 31, 2013. While a formal update of the study has not been completed, we believe that we will not have limitations on the use of our net operating losses under Section 382 for the purposes of computing our income tax payable for the year ended December 31, 2014.  As a result of our history of prior year losses and lack of available evidence supporting future taxable income, we believe that a valuation allowance on our remaining deferred tax assets as of June 30, 2014 remains appropriate. In addition, we also transferred gross deferred tax assets of approximately $9 million with the corresponding full valuation allowance to Theravance Biopharma, Inc. as a result of the Spin-Off because the underlying tax benefits have been transferred to Theravance Biopharma, Inc.

9. Commitments and Contingencies

Lease Guarantee

Due to the Spin-Off of Theravance Biopharma, the leases for the facilities in South San Francisco, California, which formerly served as our headquarters, were assigned to Theravance Biopharma.  We would be held liable by the landlord if Theravance Biopharma defaults under its lease obligations, and thus, we have in substance guaranteed the payments under the lease agreements for these facilities.  As of June 30, 2014, the total lease payments for the duration of the lease, which runs through May 2020, were $35.8 million.  We would be responsible for lease related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments.  We recorded a non-current liability of $1.3 million in our condensed consolidated balance sheet as of June 30, 2014 related to the estimated fair value of this lease guarantee.  We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of Spin-Off.  We were required to make assumptions regarding the probability of Theravance Biopharma’s default on the lease payments, the likelihood of a sublease being executed, and the times at which these events could occur.  The fair value of this lease guarantee was charged to additional paid in capital upon the Spin-Off, and any future adjustments to the carrying value of the obligation will be recorded to the condensed consolidated statement of operations.

Special Long-Term Retention and Incentive Cash Awards Program

In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment.

As of March 31, 2014, we determined that the achievement of the requisite performance conditions for the first tranche of these awards was probable and, as a result, $9.1 million of cash bonus expense was recognized in the first quarter of 2014, the majority of which is included in discontinued operations. In May 2014, the total cash bonus of $9.5 million for the first tranche was paid.

In May 2014, the Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off as the performance conditions associated with these awards were unlikely to be consistent with the new strategies of each company following the separation. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the cash awards. The remaining tranches of the cash awards were forfeited. The maximum remaining potential cash bonus expense associated with these cash bonus awards after the modification is $11.2 million, the majority of which is expected to be recognized by Theravance Biopharma over a twelve-month service period commencing in June 2014.

10. Notes Payable

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of unsecured convertible subordinated notes, which will mature on January 15, 2023 (the “2023 Notes”). The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately-negotiated capped call option transactions in connection with the issuance of the notes. The 2023 Notes bear interest at the rate of 2.125% per year, that is payable semi-annually in arrears, in cash on January 15 and July 15 of each year, beginning on July 15, 2013.

The 2023 Notes are convertible, at the option of the holder, into shares of our common stock at an initial conversion rate of 35.9903 shares per $1,000 principal amount of the 2023 Notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $27.79 per share. Holders of the notes will be able to require us to repurchase some or all of their notes upon the occurrence of a fundamental change at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. We may not redeem the notes prior to their stated maturity date.

In connection with the offering of the 2023 Notes, we entered into two privately-negotiated capped call option transactions with a single counterparty. The capped call option transaction is an integrated instrument consisting of a call option on our common stock purchased by us with a strike price equal to the conversion price of $27.79 per share for the underlying number of shares and a cap price of $38.00 per share. The cap component is economically equivalent to a call option sold by us for the underlying number of shares with a strike price of $38.00 per share. As an integrated instrument, the settlement of the capped call coincides with the due date of the convertible debt. At settlement, we would receive from our hedge counterparty a number of shares of our common shares that would range from zero, if the stock price was below $27.79 per share, to a maximum of 2,779,659 shares, if the stock price is above $38.00 per share. However, if the market price of our common stock, as measured under the terms of the capped call transactions, exceeds $38.00 per share, there is no incremental anti-dilutive benefit from the capped call. The aggregate cost of the capped call options was $36.8 million.

In accordance with the agreement for the 2023 Notes, the conversion rate was adjusted as a result of the completion of the Spin-Off of Theravance Biopharma. The conversion rate was adjusted based on the conversion rate immediately prior to the record date for the Spin-Off and the average of the stock dividend distributed to our common stockholders and our stock prices.  This resulted in an adjusted conversion rate of 46.9087 shares per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $21.32 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly as $21.32 and $29.16.

Private Placement of $450 Million of 9% Non-Recourse Notes

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 (the “2029 Notes”) issued by our wholly-owned subsidiary.

The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties due to us under the LABA Collaboration with GSK commencing on April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029. At June 30, 2014, the balance of the segregated bank account was $0.2 million, which is classified as current restricted cash on our condensed consolidated balance sheet as these funds can only be used to make principal and interest payments on the 2029 Notes.

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

From the net proceeds of the offering of approximately $434.7 million, we established a $32.0 million milestone payment reserve account to fund 40% of any future milestone payments that could become payable under the LABA Collaboration with GSK. This milestone reserve account is a segregated bank account and at June 30, 2014, the balance of this account is $14.0 million.  The milestone reserve account and collection account is classified as current restricted cash on our condensed consolidated balance sheet.

As part of this sale, we incurred approximately $15.3 million in transaction costs, which will be amortized to interest expense over the estimated life of the 2029 Notes.

As of June 30, 2014, the future minimum principal payments under the 2029 Notes (1) were as follows:

Years Ending December 31:	Amount
Six months remaining in 2014	$—
2015	—
2016	10,831
2017	52,935
2018	101,779
Thereafter	337,964
Total payments	$503,509

(1) Repayment of the 2029 Notes is based on anticipated future royalties to be received from GSK and the anticipated final payment date in November 2020.

11. Spin-Off of Theravance Biopharma, Inc.

On June 1, 2014, we separated our late-stage partnered respiratory assets from our biopharmaceutical research and drug development operations. We contributed the assets and certain liabilities from the research and drug development operations and $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma. All outstanding shares of Theravance Biopharma were then distributed to our stockholders of record on May 15, 2014 as a pro-rata dividend distribution of one ordinary share of Theravance Biopharma for every 3.5 shares held of our common stock.

On June 1, 2014, we entered into a Separation and Distribution Agreement with Theravance Biopharma that set forth the terms and conditions of the separation of Theravance Biopharma from us. The Separation and Distribution Agreement sets forth a framework for the relationship between us and Theravance Biopharma following the separation regarding principal transactions necessary to separate Theravance Biopharma from us. This agreement also sets forth other provisions that govern certain aspects of our relationship with Theravance Biopharma after the completion of the separation from us and provides for the allocation of assets, liabilities and obligations between Theravance Biopharma and us in connection with the Spin-Off.

In addition, we entered into other definitive agreements in connection with the Spin-Off, including (1) a Transition Services Agreement pursuant to which Theravance Biopharma and we will provide each other with a variety of administrative services, including financial, tax, accounting, information technology, legal and human resources services, for a period of time of up to 12 months following the Spin-Off, (2) a Tax Matters Agreement that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes, (3) a Sublease Agreement that provides for the sublease from Theravance Biopharma to us for certain office space to be utilized in our operations and (4) an Employee Matters Agreement that allocates liabilities and responsibilities relating to employee compensation, benefit plans, programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations. These arrangements contain the provisions related to the Spin-Off of Theravance Biopharma and the distribution of Theravance Biopharma’s ordinary shares to our stockholders.

The total amount of the Theravance Biopharma share dividend of $402.9 million was based on the net book value of the net assets that were contributed to Theravance Biopharma in connection with the Spin-Off, as follows:

June 30,
(In thousands)	2014
Cash and cash equivalents	$277,541
Marketable investment securities	115,129
Accounts receivable	125
Reimbursement of certain liabilities	16,983
Prepaid and other current assets	3,172
Inventories	14,328
Fixed assets, net	9,580
Accrued liabilities	(22,342)
Deferred revenue	(6,694)
Other liabilities	(4,944)
Net book value of assets contributed	$402,878

Theravance Biopharma’s historical results of operations have been presented as discontinued operations in our condensed consolidated statement of operations for the three and six months ended June 30, 2014 and 2013. See Note 12, “Discontinued Operations,” for further information.

12. Discontinued Operations

On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. For further information on the Spin-Off, refer to Notes 1 and 11, “Description of Operations and Summary of Significant Accounting Policies” and “Spin-Off of Theravance Biopharma, Inc.”. The significant components of the research and drug development operations, which are presented as discontinued operations on the condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net revenues (1)	$2,184	$5	$3,129	$27
Loss from discontinued operations (2)	$(43,413)	$(34,888)	$(94,934)	$(61,502)

(1)

Net revenues primarily consist of revenue from collaborative arrangements and product sales. Revenue from collaborative arrangements was recognized from our agreement with R-Pharm CJSC, which was transferred to Theravance Biopharma as a part of the Spin-Off. Products sales were generated from sales of VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers ordered VIBATIV® through these distributors. Commencing in the first quarter of 2014, revenue on the sale of VIBATIV® was recorded on a sell-through basis, once the distributors sold the product to healthcare providers. Product sales were recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

(2)

Loss from discontinued operations before income taxes includes the reimbursement of research and development costs from our former collaborative arrangements, excluding GSK, which we accounted for as reductions to research and development expense. Reimbursement of research and development costs from discontinued operations from our collaborative arrangements was $22,000 and $2.1 million for the three months ended June 30, 2014 and 2013, and $0.1 million and $3.9 million for the six months ended June 30, 2014 and 2013.

In addition, the loss from discontinued operations before income taxes for the six months ended June 30, 2014 includes the special long-term retention and incentive cash awards program. In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment.

As of March 31, 2014, we determined that the achievement of the requisite performance conditions for the first tranche of these awards was probable and, as a result, $9.1 million of cash bonus expense was recognized in the first quarter of 2014, the majority of which is included in discontinued operations. In May 2014, the total cash bonus of $9.5 million for the first tranche was paid.

13. Subsequent Events

Declaration of Cash Dividends

On July 25, 2014, Theravance’s Board of Directors declared a $0.25 per share dividend for the third quarter of 2014.  The dividend will be paid on September 18, 2014 to all stockholders of record as of the close of business on August 28, 2014. The dividend was publicly announced by Theravance on August 6, 2014.

Conversion of 2023 Notes

On July 15, 2014, certain holders of the 2023 Notes converted their notes into 1,519,367 shares of our common stock at the conversion price of $21.32 per share.  In connection with the partial conversion of the 2023 Notes, we will receive 149,645 shares of our common stock from our hedge counterparty.

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

OVERVIEW

Executive Summary

Theravance, Inc (Theravance) is a royalty management company focused on maximizing the potential value of the respiratory assets partnered with Glaxo Group Limited (GSK), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”), with the intention of providing capital returns to stockholders. Under the Long-Acting Beta2 Agonist (LABA) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the GSK Agreements), Theravance is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® , ANORO® ELLIPTA® and if approved and commercialized, VI monotherapy. Theravance is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination UMEC/VI/FF and the Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement, which has been assigned to TRC other than RELVAR®/BREO®ELLIPTA®, ANORO® ELLIPTA® and VI monotherapy.

On June 1, 2014, we separated our late-stage partnered respiratory assets from our biopharmaceutical research (“Spin-Off”) and drug development operations by contributing our research and drug development operations into our then wholly-owned subsidiary Theravance Biopharma.  We contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma and all outstanding shares of Theravance Biopharma were then distributed to Theravance stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares held of our common stock to stockholders of record on May 15, 2014.  The separation resulted in Theravance Biopharma operating as an independent publicly-traded company.  The results of operations for the former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included as part of this report as discontinued operations.

Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell that number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK.  After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings.  GSK had an option to purchase these shares of Theravance Biopharma from us, but this option expired unexercised.  Accordingly, at June 30, 2014, we own 436,802 ordinary shares of Theravance Biopharma.

Since the Spin-Off of Theravance Biopharma, we have significantly downsized our operations and currently have twelve employees managing our intellectual property, licensing operations, late-stage partnered respiratory assets with GSK as well as providing for certain essential reporting and management functions of a public company.  Our revenues consist of royalties from our respiratory partnership agreements with GSK.

For the first six months of 2014, our net loss from our continuing operations was $36.3 million, an increase of $24.0 million from $12.3 million for the first six months of 2013 primarily due to higher employee-related expenses, including stock-based compensation expense, and an increase in interest expense from our non-recourse notes due 2029. Cash, cash equivalents, and marketable securities totaled $368.8 million on June 30, 2014, a decrease of $151.7 million from December 31, 2013 primarily due to the contribution of $393.0 million to Theravance Biopharma in connection with the Spin-Off, registrational and launch-related milestone payments to GSK of $100.0 million and cash used in operations of $105.0 million. These outflows were partially offset by net proceeds of $434.7 million from the issuance of our non-recourse notes due 2029 and net proceeds of $23.8 million received from issuances of our common stock.

Recent Developments

Declaration of Cash Dividends

On July 25, 2014, Theravance’s Board of Directors declared a $0.25 per share dividend for the third quarter of 2014.  The dividend will be paid on September 18, 2014 to all stockholders of record as of the close of business on August 28, 2014. The dividend was publicly announced by Theravance on August 6, 2014.

Program Highlights

Program Highlights — Respiratory Programs Partnered with GlaxoSmithKline plc

RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol “FF/VI”)

RELVAR®/BREO® ELLIPTA® product sales by GSK in the second quarter of 2014 were $18.2 million.

RELVAR®/BREO® ELLIPTA® has been approved in 46 countries for marketing and has been launched in 19 countries, including the U.S., Canada, Japan and U.K., as of July 30, 2014.

In July 2014, GSK announced that BREO® ELLIPTA® for chronic obstructive pulmonary disease (COPD) is steadily improving insurance coverage in the U.S. Approximately 70 percent of people with Medicare Part D coverage currently have some degree of reimbursement for prescriptions of BREO® ELLIPTA® and approximately 50 percent of patients insured through commercial plans also have access to the product.

In June 2014, GSK and Theravance announced the submission of a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration (FDA) for a fixed dose combination of fluticasone furoate (FF)/vilanterol (VI) as a once-daily treatment for asthma in patients aged 12 years and older, with the brand name of BREO® ELLIPTA®. GSK is seeking approval for two dose regimens, 100/25mcg and 200/25mcg, administered once daily using the ELLIPTA® dry powder inhaler.

BREO® ELLIPTA® is the proprietary name in the U.S., Canada and Australia for the once-daily combination medicine of an inhaled corticosteroid (ICS), FF, and a long-acting beta2-agonist (LABA), VI (FF/VI) administered using the ELLIPTA® dry powder inhaler (DPI). RELVAR® ELLIPTA® is the proprietary name for FF/VI outside of the U.S., Canada and Australia. BREO® ELLIPTA® is not indicated for the relief of acute bronchospasm or for the treatment of asthma in the U.S. or Canada.

ANORO® ELLIPTA® (umeclidinium bromide/vilanterol, UMEC/VI)

ANORO® ELLIPTA® product sales by GSK in the second quarter of 2014 were $8.2 million which includes initial stocking of the U.S. wholesaler channel.

ANORO® ELLIPTA® has been approved in 39 countries for marketing and has been launched in 4 countries, including the U.S., Canada, U.K. and Germany, as of July 30, 2014.

In July 2014, GSK announced that ANORO® ELLIPTA® now is reimbursed to some extent for 30 percent of the population with Medicare Part D insurance and that 75 percent of patients insured through commercial plans have some degree of access following approval in late April 2014.

In July 2014, GSK and Theravance announced that ANORO® became available in the European Union following the May 2014 receipt of the marketing authorization as a once-daily, maintenance bronchodilator treatment to relieve symptoms in adult patients with COPD.

In July 2014, GSK and Theravance announced that the Japanese Ministry of Health, Labour and Welfare approved ANORO® ELLIPTA® for the relief of various symptoms due to airway obstruction with COPD (chronic bronchitis, pulmonary emphysema) in the case where concurrent use of long-acting inhaled muscarinic antagonist and long-acting inhaled beta2 agonist is required. Following this approval, it is expected that launch will take place in Japan in the third quarter of 2014.

In July 2014, GSK and Theravance announced that the Therapeutic Goods Administration in Australia approved ANORO® ELLIPTA® as a long-term once-daily, maintenance bronchodilator treatment to relieve symptoms in adult patients with COPD.

ANORO® ELLIPTA® is the proprietary name in the U.S., Canada, Japan and Australia for UMEC/VI and ANORO® is the proprietary name in Europe. ANORO® is a once-daily combination treatment comprising two bronchodilators, UMEC, a long-acting muscarinic antagonist (LAMA), and VI, a LABA, in a single inhaler, the ELLIPTA®. ANORO® ELLIPTA® is not indicated for the relief of acute bronchospasm or for the treatment of asthma.

Triple Therapy

‘Open Triple’ Combination

In June 2014, GSK and Theravance announced positive results from two Phase 3 studies, which showed that patients with COPD who received the ‘open triple’ therapy, the anticholinergic, GSK’s INCRUSE™ ELLIPTA® (UMEC 62.5mcg), or UMEC 125mcg (an unlicensed dose) in addition to RELVAR®/BREO® ELLIPTA®, achieved an additional improvement in lung function (FEV1) compared to patients receiving FF/VI plus placebo. The studies showed that for the primary endpoint of trough FEV1 at day 85, the addition of UMEC 62.5mcg or UMEC 125mcg to FF/VI 100/25mcg resulted in a statistically significant improvement in lung function when compared with FF/VI 100/25mcg plus placebo in patients with COPD.

‘Closed Triple’ Combination

In July 2014, GSK and Theravance announced the start of a global Phase 3 study, known as IMPACT (InforMing the PAthway of COPD Treatment), to evaluate the efficacy and safety of the ‘closed triple’ combination of FF/UMEC/VI in patients with COPD. IMPACT is the first pivotal Phase 3 study in a program to evaluate a once-daily ‘closed triple’ combination treatment of an ICS; a LAMA; and a LABA in patients with COPD. The IMPACT study will enroll approximately 10,000 patients and assess whether the combination of FF, UMEC and VI, all delivered in the ELLIPTA® DPI, can reduce the annual rate of moderate and severe exacerbations compared with two approved once daily COPD treatments, RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Combination MABA/ICS

GSK961081 (‘081) is an investigational, single molecule bifunctional bronchodilator discovered by Theravance with both muscarinic antagonist and beta2 receptor agonist (MABA) activities. Preclinical Phase 3-enabling studies and a Phase 1 study with healthy volunteers of the MABA/ICS combination ‘081/FF are ongoing to explore its potential as a once-daily medicine delivered in the ELLIPTA® DPI.

Collaborative Arrangement with GSK

LABA Collaboration

In November 2002, we entered into our Long-Acting Beta2 Agonist (LABA) collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (LAMA), umeclidinium bromide (UMEC), with a LABA, VI. Under the collaboration agreements between the parties, GSK and Theravance are exploring various paths to create triple therapy medications. The use of triple therapy is supported by the GOLD (Global initiative for chronic Obstructive Lung Disease) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA® investigational dry powder inhaler, which triple therapy program GSK has referred to as Diamond. GSK recently announced its goal of advancing Diamond into Phase 3 in either 2014 or 2015. For the treatment of asthma, RELVAR® ELLIPTA® is approved in multiple regions outside of North America and the collaboration is further developing FF/VI for the U.S. The FF/VI program is aimed at developing a once-daily combination LABA/ICS to succeed GSK’s Advair ® /Seretide™ (salmeterol and fluticasone as a combination) franchise, which had reported 2013 sales of approximately $8.3 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which had reported 2013 sales of approximately $3.5 billion. ANORO® ELLIPTA®, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2013 sales of approximately $4.7 billion.

In the event that a product containing VI is successfully developed and commercialized, we are obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world.  As of June 30, 2014, we have paid a total of $185.0 million of these milestones and have an accrued a liability of $15.0 million. In July 2014, we recorded an additional $10.0 million accrued liability. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product. We estimate the remaining potential milestone payments of $10.0 million could be payable by the end of 2014.

Total milestone fees paid of $185.0 million and the accrued liability of $15.0 million as of June 30, 2014 resulted from the following:

•                  In May 2013, the FDA approved BREO® ELLIPTA® as an inhaled long-term, once-daily maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema. It is also indicated to reduce exacerbations of COPD in patients with a history of exacerbations.

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

•                  In December 2013, the FDA approved ANORO® ELLIPTA® as a combination anticholinergic/long-acting beta2-adrenergic agonist (LABA) indicated for the long-term, once-daily, maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema.

•                  In January 2014, RELVAR® ELLIPTA® was launched in the European Union.

•                  In April 2014, ANORO® ELLIPTA® became available in the U.S. for the treatment of COPD.

•                  In May 2014, the European Commission granted marketing authorization for ANORO(R) (umeclidinium/vilanterol) as a once-daily, maintenance bronchodilator treatment to relieve symptoms in adult patients with COPD.

•                  In June 2014, ANORO® ELLIPTA® became available in the European Union.

Total milestone fees recorded of $10.0 million in July 2014 resulted from the following:

•                  In July 2014, the Japanese MHLW approved ANORO® ELLIPTA® for the relief of various symptoms due to airway obstruction with COPD in cases where concurrent use of long-acting inhaled muscarinic antagonist and long-acting inhaled beta2 agonist is required.

We are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA Collaboration Agreement, such as ANORO® ELLIPTA®, royalties are upward tiering and range from 6.5% to 10%.

Amortization expense resulting from the milestone fees paid to GSK, which are capitalized as finite-lived intangible assets, is a reduction to royalty revenue. When amortization expense exceeds amounts recognized for royalty revenue, negative revenue would be reported in our consolidated statements of operations.

2004 Strategic Alliance

In March 2004, we entered into our strategic alliance with GSK (the Strategic Alliance Agreement and the LABA Collaboration Agreement are together referred to herein as the GSK Agreements). Under this alliance, GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. GSK has no further option rights on any of our research or development programs under the strategic alliance.

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

Agreements Entered into with GSK in Connection with the Spin- Off

On March 3, 2014, in contemplation of the Spin-Off of Theravance Biopharma, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK’s consent to the Spin-Off provided certain conditions are met. In addition, we and GSK also entered into amendments to the GSK Agreements, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement is effective on June 1, 2014 when we transferred our research and drug development operations to Theravance Biopharma.  Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell that number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK.  After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings.  GSK had an option to purchase these shares of Theravance Biopharma from us, but this option expired unexercised.  Accordingly, at June 30, 2014, we owned 436,802 ordinary shares of Theravance Biopharma.

The amendments to the GSK Agreements do not change the economics or royalty rates under the GSK Agreements, though the assignment of the Strategic Alliance Agreement and portions of the LABA Collaboration Agreement to TRC do change how the economics are allocated between Theravance Biopharma and us. The amendments to the GSK Agreements do provide that GSK’s diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of UMEC/VI/FF or a MABA in combination with FF. Upon such regulatory approval, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the Spin-Off and also products in which we will have retained only a portion of our interests upon the planned Spin-Off transaction, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the Spin-Off.

Purchases of Common Stock by GSK

During the first six months of 2014, GSK purchased 659,999 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of $21.4 million.

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

Net revenue recognized from GSK under the GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Royalty revenue	$3,261	$—	$3,991	$—
Amortization of intangible assets	(2,598)	—	(4,378)	—
Net royalty revenue	663	—	(387)	—
LABA collaboration	—	907	—	1,814
Strategic alliance—MABA program license	271	415	541	830
Total net revenue from GSK	$934	$1,322	$154	$2,644

Amortization expense for intangible assets, which is a reduction to royalty revenue, exceeded amounts recognized for royalty revenues under the LABA Collaboration Agreement with GSK, resulting in negative net royalty revenue in the six month ended June 30, 2014. Estimated annual amortization expense of intangible assets is $10.9 million for 2014.

Under the GSK Agreements, we are reimbursed for research and development expenses. These reimbursements have been reflected as a reduction of research and development expense and were not material for the second quarter and first six months of 2014. The reimbursement of research and development expense was $0.2 million and $0.3 million for the second quarter and first six months of 2013.

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

Collaborative Arrangements and Multiple Element Arrangements

We generate revenue from collaboration and license agreements for the development and commercialization of product candidates. Collaboration and license agreements may include non-refundable upfront payments, partial or complete reimbursement of research and development costs, supply arrangement, contingent payments based on the occurrence of specified events under our collaborative arrangements, license fees and royalties on sales of product candidates if they are successfully approved and commercialized. Our performance obligations under the collaborations may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and related materials, supply of active pharmaceutical ingredient (API) and/or drug product, and obligations to participate on certain development and/or commercialization committees with the collaborative partners. We make judgments that affect the periods over which we recognize revenue. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis.

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

The GSK Agreements and our former collaborative arrangement with Astellas were entered into prior to January 1, 2011. The delivered items under these collaborative agreements did not meet the criteria required to be accounted for as separate accounting units for the purposes of revenue recognition. As a result, revenue from non-refundable, upfront fees and development contingent payments were recognized ratably over the expected term of our performance of research and development services under the agreements. These upfront or contingent payments received, pending recognition as revenue, were recorded as deferred revenue and recognized over the estimated performance periods.

Under the GSK Agreements we recognized revenue of $0.2 million and $2.6 million for the six months ended June 30, 2014 and 2013. The remaining deferred revenue under the GSK Strategic Alliance Agreement is $5.4 million at June 30, 2014. Any change in the estimated performance period, which is predominantly based on GSK’s development timeline, will not have a significant impact on the results of operations, except for a change in estimated performance period resulting from the termination of the MABA program that would result in immediate recognition of the deferred revenue.

On January 1, 2011, we also adopted an accounting standards update that provides guidance on revenue recognition using the milestone method. Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can be achieved based only on our performance and as to which, at the inception of the arrangement, there is substantive uncertainty about whether the milestone will be achieved. Events that are contingent only on the passage of time or only on third-party performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms in the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Total contingent payments that may become payable to us under our collaborative agreements were up to $363.0 million at June 30, 2014 and are considered non-substantive.

Under the GSK Agreements, and in accordance with FASB Subtopic ASC 808-10, “Collaborative Arrangements,” royalty revenue earned is reduced by amortization expense resulting from the fees paid to GSK, which were capitalized as finite-lived intangible assets. When amortization expense exceeds amounts recognized for royalty revenues from GSK, negative revenue would be reported in our consolidated statements of operations.

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

Royalties

We recognize royalty revenue on licensee net sales of products with respect to which we have royalty rights in the period in which the royalties are earned and reported to us and collectability is reasonably assured. Royalties are recognized net of amortization of intangible assets associated with any approval and launch milestone payments made to GSK.

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

Our gross intangible assets of $200.0 million at June 30, 2014 consist of registrational and launch-related to milestone fees paid or owed to GSK (see “Collaborative Arrangements with GSK” above for more information). These intangible assets are considered finite-lived intangible assets, which will be amortized over their estimated useful lives using the straight-line method commencing upon commercial launch.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
Royalty revenue	$3,261	$—	$3,261	* %	$3,991	$—	$3,991	* %
Amortization of intangible assets	(2,598)	—	(2,598)	*	(4,378)	—	(4,378)	*
Net royalty revenue	663	—	663	*	(387)	—	(387)	*

Net revenue from collaborative arrangements	271	1,322	(1,051)	(80)%	541	2,644	(2,103)	(80)%
Total net revenue	$934	$1,322	$(388)	(29)%	$154	$2,644	$(2,490)	(94)%

*Not meaningful

Total net revenue decreased for the second quarter and first six months of 2014 compared to the same periods a year ago. Revenue for the second quarter and first six months of 2014 includes net royalty revenue and revenue from collaborative arrangements compared to the same periods in 2013, which only includes revenue from collaborative arrangements. Royalty revenue recognized under the LABA Collaboration Agreement with GSK is reduced by amortization expense for intangible assets, which in the first six months of 2014 exceeded amounts recognized for royalty revenues. Revenue from collaborative arrangements decreased for the second quarter and first six months of 2014 compared to the same periods in 2013 primarily as a result of deferred revenue under the LABA Collaboration Agreement with GSK being fully recognized in 2013.

Research & Development

Research and development expenses from our continuing operations, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
Research and development expenses	$2,125	$2,412	$(287)	(12)%	$4,812	$4,451	361	8%

Research and development expenses decreased in the second quarter of 2014 compared to the same period a year ago primarily due to our ongoing operations being significantly smaller as a result of the Spin-Off.

Research and development expenses increased in the first six months of 2014 compared to the same period a year ago primarily due to an increase in stock-based compensation expense, partially offset by our ongoing operations is significantly smaller as a result of the Spin-Off. The increase in stock-based compensation expense primarily resulted from the achievement of performance conditions under a special long-term retention and incentive equity awarded to certain employees in 2011, the majority of which was recognized in the first quarter of 2014.

General & Administrative

General and administrative expenses from our continuing operations, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
General and administrative expenses	$8,603	$5,808	$2,795	48%	$19,859	$11,864	$7,995	67%

General and administrative expenses increased in the second quarter and first six months of 2014 compared to the same periods a year ago primarily due to higher stock-based compensation expense and employee-related costs. Stock-based compensation expense and employee-related costs increased primarily due to the probable achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011, which resulted in additional stock-based compensation and cash bonus expense.

Interest Income and Other Income (Expense), net

Interest and other income (expense), net, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
Interest income	$165	$190	$(25)	(13)%	$353	375	(22)	(6)%
Other income, (expense), net	83	8,192	(8,109)	(99)	80	6,770	(6,690)	(99)

Interest income in the second quarter and first six months of 2014 approximated the same amount compared to the same period a year ago.

The decrease in the other income (expense), net for the second quarter and first six months of 2014 is due to the net cash received from the termination of the royalty participation agreement with Elan Corporation, plc in 2013. The decrease for the first six months of 2014 was partially offset by $1.4 million from the change in the fair value of the capped call instruments related to our convertible subordinated notes issued in 2013.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six months Ended June 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
Interest expense	$10,327	$3,025	$7,302	241%	$11,971	5,761	$6,210	108%

Interest expense increased in the second quarter and first six months of 2014 compared to the same periods a year ago primarily due to the interest expense associated with the issuance in April 2014 of our non-recourse notes due 2029.

Discontinued Operations

On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. The significant components of the research and drug development operations, which are presented as discontinued operations on the condensed consolidated statements of operations, were as follows:

	Three months Ended June 30,		Change			Six months Ended June 30,		Change
(In thousands)	2014	2013	$	%		2014	2013	$	%
Net revenue	$2,184	$5	$2,179	*	%	$3,129	$27	$3,102	*	%
Loss from discontinued operations	43,413	34,888	8,525	24		94,934	61,502	33,432	54

*Not Meaningful

Net revenues primarily consist of revenue from collaborative arrangements and product sales. Revenue from collaborative arrangements was recognized from our agreement with R-Pharm CJSC, which was transferred to Theravance Biopharma as a part of the Spin-Off. Products sales were generated from sales of VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers ordered VIBATIV® through these distributors. Commencing in the first quarter of 2014, revenue on the sale of VIBATIV® was recorded on a sell-through basis, once the distributors sold the product to healthcare providers. Product sales were recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

Loss from discontinued operations increased in the second quarter and first six months of 2014 compared to the same periods a year ago primarily due to an increase in external legal and accounting fees in connection with our separation strategy. Included in the loss from operations in the first six months of 2014 is the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. At June 30, 2014, we had $368.8 million in cash, cash equivalents and marketable securities, excluding amounts classified as restricted cash.

On June 1, 2014 we contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma as initial funds for their operations, based on anticipated operating plans and financial forecasts at the separation date. Although our cash on hand was reduced as a result of the Spin-Off, we expect that going forward our operating expenses will decrease significantly as our ongoing operations will be significantly smaller due to the Spin-Off. As a result of the reduction in our operations, we believe that cash from future royalty revenues, net of operating expenses, debt service and cash on hand, will be sufficient to fund our operations for at least the next twelve months.

Pursuant to our LABA Collaboration Agreement with GSK, we are obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. As of June 30, 2014, we have paid a total of $185.0 million of these milestones and have accrued an liability of $15.0 million as of June 30, 2014. In July 2014, we recorded an additional $10.0 million accrued liability. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon commercial launch. We estimate the remaining potential milestone payments of $10.0 million could be payable by the end of 2014.

In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. In May 2014, the Compensation Committee of the Board of Directors approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off as the performance conditions associated with these awards were unlikely to be consistent with the new strategies of each company following the separation. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the cash awards. The remaining tranches of the cash awards were forfeited. The remaining potential cash bonus expense associated with these cash bonus awards after the modification is $11.2 million, the majority of which is expected to be recognized by Theravance Biopharma over a twelve-month service period commencing in June 2014.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of 2029 Notes. The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties from global net sales occurring on or after April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration Agreement with GSK. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period.  From the net proceeds of the offering of approximately $434.7 million, we established a milestone payment reserve account to fund 40% of any future milestone payments that could become payable under the LABA Collaboration Agreement with GSK. This milestone reserve account is a segregated bank account and at June 30, 2014, the balance of this account is $14.0 million.  During the second quarter of 2014, we received $0.2 million in a segregated bank account, which represents 40% royalties from global net sales.  The milestone reserve account and collection account is classified as current restricted cash on our condensed consolidated balance sheets. We incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

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

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Six Months Ended June 30,
(In thousands)	2014	2013	Change
Net cash used in operating activities	$(105,042)	$(48,317)	$(56,725)
Net cash provided by (used in) investing activities	2,896	(118,545)	121,441
Net cash provided by financing activities	166,688	271,256	(104,568)

Cash Flows from Operating Activities

Cash used in operating activities is primarily driven by net loss, excluding the effect of non-cash charges or differences in the timing of cash flows and earnings recognition.

Net cash used in operating activities in the first six months of 2014 of $105.0 million was primarily due to:

•                  $102.4 million used in operating expenses, after adjusting for non-cash related items of: $28.9 million consisting of stock- based compensation expense of $21.3 million, depreciation and amortization expense of $6.2 million and amortization on premium of short-term investment of $1.4 million;

•                  $8.2 million increase in interest payments on convertible subordinated notes payable;

•                  $1.9 million used to increase inventories;

•                  $1.9 million used to decrease accrued personnel-related expenses and other accrued liabilities, and $5.8 million decrease in accounts payable primarily due to the timing of payments and our ongoing operations being significantly smaller due to the Spin-Off; and

•                  $2.6 million provided by decrease in deferred revenue.

Net cash used in operating activities in the first six months of 2013 of $48.3 million was primarily due to:

•                  $55.2 million used in operating expenses, after adjusting for non-cash related items of $18.6 million consisting of stock- based compensation expense of $13.3 million, and depreciation and amortization expense of $3.9 million;

•                  $2.9 million used to decrease accrued liabilities primarily due to a $2.9 million decrease in accrued personnel-related expenses, accrued clinical and development expense;

•                  $2.6 million used for interest payments on convertible subordinated notes payable;

•                  $2.5 million used to increase inventories;

•                  $1.2 million used to increase receivable from collaborative arrangements related to reimbursement of research and development services; and

•                  $0.4 million used to increase prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash provided by investing activities in the first six months of 2014 of $2.9 million was due to $103.3 million from the sale and maturities in available-for sale securities, net of purchases, partially offset by $100.0 million used for intangible assets for the payments to GSK for registrational and launch-related milestone fees and $0.6 million used for purchases of property and equipment.

Net cash used in investing activities in the six-months ended June 30, 2013 was $118.5 million, which was primarily due to $87.2 million in cash balances being invested in short-term investments and long-term marketable securities and $30.0 million used for a registrational milestone payment to GSK.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first six months of 2014 of $166.7 million was due to net proceeds of $434.7 million received from the private placement of our 9% non-recourse notes and $23.8 million received from the issuance of our common stock, partially offset by $277.5 million of cash and cash equivalents contributed to Theravance Biopharma as a result of the Spin-Off.

Net cash provided by financing activities in the first six months of 2013 of $271.3 million was due to net proceeds of $281.6 million received from the January 2013 issuance of 2.125% convertible subordinated notes due in 2023, partially offset by $36.8 million of payments on privately-negotiated capped call option transactions in connection with the issuance of the notes.

Off-Balance Sheet Arrangements

Due to the Spin-Off of Theravance Biopharma, the leases for the facilities in South San Francisco, California, which formerly served as our headquarters, were assigned to Theravance Biopharma.  We would be held liable by the landlord if Theravance Biopharma default under its lease obligations, and thus, we have in substance guaranteed the payments under the lease agreements for the South San Francisco facilities.  As of June 30, 2014, the total lease payments for the duration of the lease, which runs through May 2020, are approximately $35.8 million.  We would be also responsible for lease related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments.  We recorded a long-term liability of $1.3 million on our condensed consolidated balance sheet as of June 30, 2014 related to the estimated fair value of this guarantee.

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

In May 2014, the Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off as the performance conditions associated with these awards were unlikely to be consistent with the new strategies of each company following the separation.  The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the cash and equity awards. The remaining tranches of the cash awards were forfeited, and the remaining tranches of the equity awards remain subject to performance and service conditions. The maximum remaining potential cash bonus expense associated with these cash bonus awards after the modification is $11.2 million, the majority of which is expected to be recognized by Theravance Biopharma over a twelve-month service period commencing in June 2014. The remaining potential stock-based compensation expense associated with these awards after the modification is $24.5 million, of which $10.7 million is expected to be recognized by either us or Theravance Biopharma, based on which company employs the individuals who hold these awards during the twelve-month service period commencing in June 2014.

Contractual Obligations and Commercial Commitments

Pursuant to our LABA Collaboration Agreement with GSK, we are obligated to make milestone payments to GSK, which could total as much as $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. As of June 30, 2014, we have paid a total of $185.0 million of these milestones, and have an accrued liability of $15.0 million. In July 2014, we recorded an additional $10.0 million accrued liability. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon commercial launch. We estimate the remaining potential milestone payments of $10.0 million could become payable by the end of 2014.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 issued by our wholly-owned subsidiary. As of June 30, 2014, our contractual obligations under the non-recourse notes for the next five years and thereafter are as follows:

Years Ending December 31:	Principal and interest payments
Six months remaining in 2014	$1,550
2015	17,495
2016	50,108
2017	95,932
2018	138,324
Thereafter	371,017
Total payments	$674,426

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Equity Market Risk

As of June 30, 2014, we hold ordinary shares of Theravance Biopharma with a fair value of $13.9 million. These equity securities are restricted securities and can only be resold pursuant to a registration statement or an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). We expect to be able to sell these shares pursuant to Rule 144 promulgated under the Securities Act after the satisfaction of a six-month holding period.  The fair value of the marketable securities could be adversely affected as common stocks are susceptible to stock market fluctuations and to volatile increases and decreases in value. A 10% decrease in the fair value of this equity security would result in a loss in fair value of approximately $1.4 million.

Interest Rate Risk

As of June 30, 2014, the fair value of our convertible notes due in 2023 was estimated to be $417.1 million, based on available pricing information. The 2023 Notes bear interest at a fixed rate of 2.125% and are subject to interest rate risk because the fixed interest rates under this obligation may exceed current interest rates.

As of June 30, 2014, the fair value of our non-recourse notes due 2029 was estimated to be $454.5 million, based on available pricing information. The 2029 Notes bear interest at a fixed rate of 9% per annum. This obligation is subject to interest rate risk because the fixed interest rates under this obligation may exceed current interest rates.

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and the effective interest rates by year of expected maturity for our debt obligations or the earliest in which the note holders may put the debt to us. Our convertible notes may be converted to common stock prior to the maturity date.

(In thousands)	2014 (1)	2015	2016	2017	2018	Thereafter	Total	Fair Value (2)
Convertible notes due 2023
Fixed rate	$3,055	$6,109	$6,109	$6,109	$6,109	$314,992	$342,483	$417,148
Average interest rate	2.39%	2.39%	2.39%	2.39%	2.39%	2.39%	2.39%

(In thousands)	2014 (1)	2015	2016	2017	2018	Thereafter	Total	Fair Value (2)
Non recourse notes due 2029
Fixed rate (3)	$—	$—	$10,831	$52,935	$101,779	$337,964	$503,509	$454,500
Average interest rate	—	—	9.78%	9.78%	9.78%	9.78%	9.78%

(1)         Principal amounts from July 1 2014 to December 31, 2014

(2)         Fair value is as of June 30, 2014

(3)         Repayment of the 2029 notes is based on anticipated future royalties to be received from GSK and the anticipated final payment date in November 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) (i) is recorded, processed, summarized and reported within required time periods and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

On June 2, 2014, we completed the Spin-Off of Theravance Biopharma, Inc.  Since the Spin-Off of Theravance Biopharma, Inc., we have significantly downsized our operations and currently have twelve employees managing our intellectual property, licensing operations and late-stage partnered respiratory assets with GSK as well as providing for certain essential reporting and management functions of a public company.  Under a transition services agreement, Theravance Biopharma, Inc. continues to support the financial reporting function for Theravance, Inc. during a transition period.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during our most recent fiscal quarter which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under our agreements with our collaborative partner GlaxoSmithKline plc (GSK), GSK has full responsibility for commercialization of BREO® ELLIPTA® and RELVAR® ELLIPTA®. GSK launched BREO® ELLIPTA® into the U.S. and Canadian markets in October 2013 and January 2014, respectively. GSK launched RELVAR® ELLIPTA® in Japan during December 2013 and in the United Kingdom, Germany and Denmark during January 2014. It has since been launched in other countries. BREO® ELLIPTA® is the proprietary name in the United States (U.S.) and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada. The initial launch of BREO® ELLIPTA® has been relatively slow, as this is a primary care product and we believe it will take time to obtain payor coverage and increase physician awareness. In addition, GSK recently indicated publicly that it is experiencing price pressure with Advair®, its largest selling respiratory product, which may indicate broader weakness in the respiratory markets targeted by BREO® ELLIPTA® and RELVAR® ELLIPTA®.  As a result, we believe some analysts have adjusted their sales forecasts downward from previous projections. Any further delays or adverse developments or perceived additional delays or adverse developments with respect to the commercialization of RELVAR®/BREO® ELLIPTA® in the countries in which RELVAR®/BREO® ELLIPTA® has received regulatory approval, including if sales or payor coverage do not meet investor expectations, will significantly harm our business and the price of our securities could fall.

If the commercialization of ANORO® ELLIPTA® (UMEC/VI) in the countries in which it has received regulatory approval encounter any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor expectations, our business will be harmed, and the price of our securities could fall.

ANORO® ELLIPTA® (UMEC/VI) was launched by GSK in the U.S. in April 2014 and made available for purchase in Canada in April 2014 and in the European Union (EU) in June 2014. ANORO® ELLIPTA® is the proprietary name in the U.S. and Canada and Japan and ANORO® is the proprietary name in Europe.  Although it is still early in the launch cycle, the ANORO® ELLIPTA® launch has also been slow, as this is also a primary care product and we believe it will take time to obtain payor coverage and increase physician awareness.  Any delays or adverse developments or perceived delays or adverse developments with respect to the commercialization of ANORO® ELLIPTA® in countries in which ANORO® ELLIPTA® has received regulatory approval, including if sales or payor coverage do not meet investor expectations, will significantly harm our business and the price of our securities could fall.

Any adverse developments or results or perceived adverse developments or results with respect to the Phase 3 programs for FF/VI in asthma or chronic obstructive pulmonary disease (COPD), for UMEC/VI in COPD, the FF/VI supplemental New Drug Application (sNDA) for asthma submitted to the U.S. Food and Drug Administration (FDA) in June 2014, or any future studies will significantly harm our business and the price of our securities could fall, and if regulatory authorities in those countries in which approval has not yet been granted determine that the Phase 3 programs for FF/VI in asthma or COPD or the Phase 3 programs for UMEC/VI for COPD do not demonstrate adequate safety and efficacy, the continued development of FF/VI or UMEC/VI or both may be significantly delayed, they may not be approved by these regulatory authorities, and even if approved it may be subject to restrictive labeling, any of which will harm our business, and the price of our securities could fall.

Although we have announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, additional studies of FF/VI are underway. In June 2014, we and GSK announced the submission of a sNDA to the FDA for a fixed dose combination of FF/VI as a once-daily treatment for asthma in patients aged 12 years and older. The Phase 3b program for FF/VI in COPD commenced in February 2011. Any adverse developments or perceived adverse developments with respect to the asthma sNDA, the COPD Phase 3b program or any future studies in these programs will significantly harm our business and the price of our securities could fall.

Although the FDA, the European Medicines Agency, the Japanese Ministry of Health, Labour and Welfare and Health Canada have approved ANORO® ELLIPTA®, it has not yet been approved in other countries. Any adverse developments or results or perceived adverse developments or results with respect to other pending or future regulatory submissions for the FF/VI program or the UMEC/VI program will significantly harm our business and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

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

•                  safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs;

•                  regulatory authorities determining that the Phase 3 programs in asthma or in COPD raise safety concerns or do not demonstrate adequate efficacy; or

•                  any change in FDA policy or guidance regarding the use of LABAs to treat asthma or the use of LABAs combined with a LAMA to treat COPD.

On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA now requires that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, in March 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it is requiring the manufacturers of currently marketed LABAs to conduct additional randomized, double-blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. Results from these post-marketing studies are expected in 2017. It is unknown at this time what, if any, effect these or future FDA actions will have on the prospects for FF/VI. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in the FDA requiring additional asthma clinical trials in the U.S. for FF/VI and increase the overall risk of FF/VI for the treatment of asthma in the U.S.

RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® face substantial competition for their intended uses in the targeted markets from products discovered, developed, launched and commercialized both by GSK and by other pharmaceutical companies, which could cause the royalties payable to us pursuant to the Collaboration Agreement to be less than expected, which in turn would harm our business and the price of our securities could fall.

GSK has responsibility for obtaining regulatory approval, launching and commercializing RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® for their intended uses in the targeted markets around the world. While these products have received regulatory approval and been launched and commercialized in the United States and certain other targeted markets, the products face substantial competition from existing products previously developed and commercialized both by GSK and by other competing pharmaceutical companies and can expect to face additional competition from new products that are discovered, developed and commercialized by the same pharmaceutical companies and other competitors going forward. For example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®.

Many of the pharmaceutical companies competing in respiratory markets are international in scope with substantial financial, technical and personnel resources that permit them to discover, develop, obtain regulatory approval and commercialize new products in a highly efficient and low cost manner at competitive prices to consumers. In addition, many of these competitors have substantial commercial infrastructures that facilitate commercializing their products in a highly efficient and low cost manner at competitive prices to consumers. The market for products developed for treatment of COPD and asthma continues to experience significant innovation and reduced cost in bringing products to market over time. There can be no assurance that these products will not be replaced by new products that are deemed more effective at lower cost to consumers. The ability of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® to succeed and achieve the anticipated level of sales depends on the ability of these products to achieve and maintain a competitive advantage over other products with the same intended use in the targeted markets.

If sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® are less than anticipated because of existing or future competition in the markets in which they are commercialized, including competition from existing and new products that are perceived as lower cost or more effective, our royalty payments will be less than anticipated, which in turn would harm our business and the price of our securities could fall.

In July 2014 we and GSK announced the initiation of a large, global Phase 3 study for the fixed dose triple combination treatment UMEC/VI/FF (LABA/LAMA/ICS) in patients with COPD. As a result of the spin-off and the associated assignment of most of our economic rights in this program, if this Phase 3 study is successful and GSK and the respiratory market in general view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, our business could be harmed, and the price of our securities could fall.

Under our LABA collaboration agreement with GSK, we and GSK are exploring various paths to create triple therapy respiratory medications. The use of triple therapy is supported by the GOLD (Global initiative for chronic Obstructive Lung Disease) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two separate bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA® dry powder inhaler, referred to as UMEC/VI/FF or the “closed triple.” Prior to our spin-off of Theravance Biopharma, we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of UMEC/VI/FF (as well as MABA and MABA/FF) if such products were successfully developed, approved and commercialized. As a result of the transactions effected by the spin-off, however, we are now only entitled to receive 15% of the royalties payable by GSK from sales of UMEC/VI/FF (and MABA, and MABA/FF). In July 2014, we and GSK announced the initiation of a large, global Phase 3 study for the closed triple in patients with COPD. If this Phase 3 study (or any other closed triple Phase 3 studies that may be initiated in the future) is successful, GSK and the respiratory market in general may view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. In such event the commercialization of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® could be adversely affected, which in turn could result in lower royalties to us. Furthermore, if the closed triple (or MABA /FF) receives regulatory approval in either the United States or the European Union, GSK’s diligent efforts obligations regarding commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future

If the MABA program for the treatment of COPD encounters further delays, does not demonstrate safety and efficacy or is terminated, our business will be harmed, and the price of our securities could fall.

The lead compound, GSK961081 (‘081), in the bifunctional muscarinic antagonist-beta2 agonist (MABA) program with GSK, has completed a Phase 2b study, a Phase 1 study in combination with the inhaled corticosteroid, fluticasone propionate (“FP”), and a number of Phase 3-enabling non-clinical studies. ‘081 is now being progressed as a combination with FF delivered once-daily in the ELLIPTA® inhaler which requires additional work on non-clinical studies, manufacturing and a Phase 1 bioequivalence study. As a result, it is unlikely that a Phase 3 study with ‘081 will commence in 2014. Any further delays or adverse developments or results or perceived adverse developments or results with respect to the MABA program will harm our business and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

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

Government restrictions on pricing and reimbursement, as well as other healthcare payor cost containment initiatives, may negatively impact our ability to generate royalites under the GSK Agreements.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

•              GSK’s ability to set a price we believe is fair for our partnered products, if approved; and

•              GSK’s ability to generate revenues and the resulting royalties owed to us.

The Patient Protection and Affordable Care Act and other potential legislative or regulatory action regarding healthcare and insurance matters, along with the trend toward managed healthcare in the United States, could influence the purchase of healthcare products and reduce demand and prices for our partnered products. This could harm GSK’s ability to market our partnered products and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of the Patient Protection and Affordable Care Act and further agency regulations that are have and are expected to emerge in connection with this act could significantly reduce potential revenues from the sale of our partnered products. For example, while GSK launched BREO® ELLIPTA® for the treatment of COPD in the United States in October 2013 and launched RELVAR® ELLIPTA® in certain countries in the European Union in early 2014, GSK has experienced significant challenges in gaining acceptance for RELVAR®/BREO® ELLIPTA® for treatment of COPD by some of the largest healthcare payors and providers. Further, if the ongoing Phase 3b studies with FF/VI do not show improved outcomes relative to the standard of care, obtaining payor coverage for RELVAR®/BREO® ELLIPTA® could become more difficult. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for GSK to sell our partnered products that have been or may be approved in the future at a price acceptable to us or GSK, which may cause the price of our securities to fall.

We are relying significantly upon Theravance Biopharma for a variety of services during a six to nine-month post-separation transition period during which time we are required to establish our own separate administrative infrastructure, systems and controls to enable us to function as an independent public company and, if we fail to do so in timely manner, our business will be harmed and the price of our securities could fall.

Under the terms of a transition services agreement entered into between us and Theravance Biopharma, Theravance Biopharma will provide us with a variety of administrative services for a period of approximately six to nine-months following the spin-off, including (i) record keeping support, (ii) finance, tax and accounting support to assist us in a secondary capacity to our own personnel, (iii) legal support, (iv) human resources support and (v) facilities support to the extent we continue to occupy separate space at our current South San Francisco, California facilities. We will be relying on Theravance Biopharma for execution of these administrative activities through this transition period, which is a period when Theravance Biopharma personnel will be highly focused on supporting its own newly public company operations. If there is any disruption in the provision of these services to us, or if the services provided to us are not provided in a timely or satisfactory manner, our business operations could be adversely affected. Further, we must design, build, test and implement our own stand-alone (i) finance, tax, accounting and IT systems, controls and capabilities, and (ii) legal, human resources and administrative functions that are properly suited to our new post-spin business operations.  All of these will need to be sufficiently rigorous to support our ongoing operations as an independent public company. Failure to do so could cause us to be unable to comply with the accounting and legal standards required of publicly traded companies, which would harm our business and our reputation and could cause the price of our securities to fall.

On June 2, 2014, we completed the separation of our businesses into two independent, publicly traded companies by separating our late-stage partnered respiratory assets from our biopharmaceutical operations; the lengthy, complicated and ongoing process to separate the two businesses has and will continue to divert the attention of our management and employees, may disrupt our operations, and has and will continue to increase our professional services expenses through the balance of 2014.

On April 25, 2013 we announced our intention to separate our businesses into two independent, publicly traded companies. On August 1, 2013, the company to be spun-off, Theravance Biopharma, Inc. (Theravance Biopharma), filed a preliminary Form 10 with the SEC, and subsequent amendments throughout 2013 and the Spring of 2014. The spin-off was completed on June 2, 2014. Theravance continues to be responsible for all development and commercial activities under the LABA Collaboration agreement and the Strategic Alliance agreement with GSK (collectively, the “GSK Agreements”). Theravance is eligible to receive the associated royalty revenues from FF/VI (RELVAR®/BREO® ELLIPTA®), UMEC/VI (ANORO® ELLIPTA®) and potentially VI monotherapy and 15% of the aggregate potential royalty revenues payable to Theravance Respiratory Company, LLC from UMEC/VI/FF, MABA, and MABA/FF and other products that may be developed under the GSK Agreements. Theravance Biopharma is now a separate and independent publicly traded biopharmaceutical company focusing on the discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need.

In conjunction with the spin-off of Theravance Biopharma, on March 3, 2014, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies would implement the separation and operate following the spin-off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK’s consent to the spin-off provided certain conditions were met. We and GSK also entered into amendments of the GSK Agreements. The master agreement is currently effective and the other agreements became effective upon the spin-off.

The amendments to the GSK Agreements do not change the royalty rates or other economic terms. The amendments do provide that GSK’s diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of UMEC/VI/FF or a MABA combined with FF. Upon such regulatory approval, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future.

The process of planning for and effecting the business separation demanded a significant amount of time and effort from our management and certain employees, and we anticipate that it will continue to do so for the balance of 2014. The diversion of our management’s and employees’ attention to the business separation process and the post-separation transition has disrupted and may continue to disrupt our operations and may adversely impact our relationship with GSK and increase employee turnover.

We cannot assure you that we will not undertake additional restructuring activities, that the business separation will succeed in meeting our objectives and increasing stockholder value, or that the actual results will not differ materially from the results that we anticipate.

We have incurred and will continue to incur significant expenditures for professional services in connection with the business separation and our post-separation operations, including financial advisory, accounting and legal fees.

Under the terms of a separation and distribution agreement entered into between us and Theravance Biopharma, Theravance Biopharma will indemnify us from and after the spin-off with respect to (i) all debts, liabilities and obligations transferred to Theravance Biopharma in connection with the spin-off (including its failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the spin-off), (ii) any misstatement or omission of a material fact in its information statement filed with the SEC, resulting in a misleading statement and (iii) any breach by it of certain agreements entered into between the parties in connection with the spin-off. Theravance Biopharma’s ability to satisfy these indemnities, if called upon to do so, will depend upon its future financial strength and if we are not able to collect on indemnification rights from Theravance Biopharma, our financial condition may be harmed.

The amount of our net operating losses that will be used as a result of pre-spin-off restructuring is uncertain.

As a part of the overall spin-off transaction, the transfer of certain assets by us to Theravance Biopharma and our distribution of Theravance Biopharma ordinary shares resulted in taxable transfers pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma will generally equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although we will not recognized any gain with respect to the cash we transferred to Theravance Biopharma, we may recognize substantial gain based on the fair market value of the other assets (other than cash) transferred to Theravance Biopharma. The determination of the fair market value of these assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service (“IRS”), which could result in an increase in the amount of gain realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. As federal and state tax laws impose restrictions on the utilization of net operating losses in the event of an ownership change, as defined in Section 382 of the Code, we conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2013, and concluded that we had undergone two ownership changes in prior years. We had approximately $1.1 billion of net operating loss carryforward as of June 30, 2014. We expect our net operating loss carryforward and current projected losses for the 2014 taxable year will generally fully offset the U.S. federal income tax resulting from the gains we will realize in connection with the pre spin-off restructuring and distribution of Theravance Biopharma ordinary shares.  There may be alternative minimum tax federal tax liability to the extent such gains are offset with net operating loss carryforwards from prior years. However, the amount of our net operating loss carryforward that will be used is uncertain in part due to subjective nature of a valuation of the transferred assets as described above.

Our stockholders who received ordinary shares of Theravance Biopharma in the spin-off could incur significant U.S. federal income tax liabilities as a result of the distribution.

All or a portion of the Theravance Biopharma ordinary shares received by our stockholders in the spin-off is expected be taxable to them as a dividend. An amount equal to the fair market value of Theravance Biopharma ordinary shares received (including any fractional shares deemed to be received) on the distribution date will be treated as a taxable dividend to the extent of each Theravance stockholder’s ratable share of any current and accumulated earnings and profits of Theravance, measured as of the end of 2014, with the excess treated as a non-taxable return of capital to the extent of such stockholder’s tax basis in our common stock and any remaining excess treated as a capital gain. Accordingly, Theravance stockholders who received ordinary shares of Theravance Biopharma in the spin-off could incur significant U.S. federal income tax liabilities as a result of the distribution.

Completion of the Spin-off of Theravance Biopharma resulted in substantial changes in our Board and management.

Since the spin-off, our Chief Executive Officer has worked part time for us and part time for Theravance Biopharma and this arrangement is expected to last until the earlier of recruitment and transition of a new chief executive officer for Theravance or nine months following the spin-off. Although we will benefit from his deep knowledge of our business, as well as his familiarity with our systems, policies, procedures and mode of operation, the lack of his full time focus on our business may dilute his effectiveness on our behalf and therefore hurt our business. In addition, we also anticipate that most, if not all, of the other senior officers remaining at Theravance will become officers of Theravance Biopharma in the future as we recruit and integrate new officers for our royalty management business. Some of these senior officer transitions may occur quickly after the spin-off (i.e. in the third quarter of 2014) depending in part on our success in recruiting and integrating new officers into our management. Following the completion of the spin-off Catherine J. Friedman, Paul Pepe and James L. Tyree became members of our Board of Directors and Henrietta H. Fore, Robert V. Gunderson, Jr., Burton G. Malkiel, Peter S. Ringrose, George M. Whitesides and William D. Young resigned as members of our Board of Directors. These senior officer and board level changes could be disruptive to our operations, present significant management challenges and could harm our business.

If any product candidates in any respiratory program partnered with GSK are not approved by regulatory authorities or are determined to be unsafe or ineffective in humans, our business will be adversely affected and the price of our securities could fall.

The FDA must approve any new medicine before it can be marketed and sold in the United States. Our partner GSK must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that the product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. GSK will not obtain this approval for a partnered product candidate unless and until the FDA approves a NDA. The processes by which regulatory approvals are obtained from the FDA to market and sell a new product are complex, require a number of years and involve the expenditure of substantial resources. In order to market medicines in foreign countries, separate regulatory approvals must be obtained in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Conversely, failure to obtain approval in one or more country may make approval in other countries more difficult.

Clinical studies involving product candidates partnered with GSK may reveal that those candidates are ineffective, inferior to existing approved medicines, unacceptably toxic, or that they have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies.

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later clinical or non-clinical studies. In addition, clinical and non-clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. If these studies are substantially delayed or fail to prove the safety and effectiveness of product candidates in development partnered with GSK, GSK may not receive regulatory approval for such product candidates and our business and financial condition will be materially harmed and the price of our securities may fall.

Several well-publicized Complete Response letters issued by the FDA and safety-related product withdrawals, suspensions, post-approval labeling revisions to include boxed warnings and changes in approved indications over the last several years, as well as growing public and governmental scrutiny of safety issues, have created a conservative regulatory environment. The implementation of new laws and regulations and revisions to FDA clinical trial design guidance have increased uncertainty regarding the approvability of a new drug. Further, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal risk evaluation and mitigation strategy at the FDA’s discretion. These laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s review and approval of any product candidates in any respiratory program partnered with GSK.

Even if product candidates in any respiratory program partnered with GSK receive regulatory approval, as is the case with RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, commercialization of such products may be adversely affected by regulatory actions and oversight.

Even if GSK receives regulatory approval for product candidates in any respiratory program partnered with GSK, this approval may include limitations on the indicated uses for which GSK can market the medicines or the patient population that may utilize the medicines, which may limit the market for the medicines or put GSK at a competitive disadvantage relative to alternative therapies. These restrictions make it more difficult to market the approved products.

In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we or GSK become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers’ facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on GSK, including requiring it to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. GSK is also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies as well as governmental authorities in those foreign countries in which any of the product candidates in any respiratory program partnered with GSK are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. Any failure to maintain regulatory approval will limit GSK’s ability to commercialize the product candidates in any respiratory program partnered with GSK, which would materially and adversely affect our business and financial condition and which may cause the price of our securities to fall.

We have incurred operating losses in each year since our inception and will continue to incur losses until royalties from the sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® exceed total expenses, including interest expenses, and our revenues and operating results will likely fluctuate in future periods.

From mid-1997 until the spin-off, we were engaged in discovering and developing compounds and product candidates and we never generated sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve sustained profitability. As of June 30, 2014, we had an accumulated deficit of approximately $1.6 billion. Although we expect to have a substantial reduction in our expenses in future periods as a result of the spin-off, we will continue to incur losses until royalties from the sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® exceed total expenses, including interest expenses, and our revenues and operating results will likely fluctuate from period to period. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities, our ability to return capital to stockholders and continue operations.

For the foreseeable future we will derive all of our royalty revenues from GSK and our future success depends on GSK’s ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK.

Pursuant to the GSK Agreements, GSK is responsible for the development and commercialization of products in the partnered respiratory programs.  Our future revenues will consist almost entirely of royalties from the sale of products in the respiratory programs partnered with GSK, although we may receive milestone payments from GSK if certain development milestones are achieved in our MABA program licensed to GSK. Our future success depends primarily upon the performance by GSK of its obligations under the GSK Agreements. We have no control over GSK’s marketing and sales efforts, and GSK might not be successful, which would harm our business and the price of our securities could fall.

The amount of any royalties we receive will depend on many factors, including the following:

•                  the competitive landscape for approved products and developing therapies that compete with our partnered products, including other products owned by GSK (such as Advair®) but which are not partnered with us and pricing pressure in the respiratory markets targeted by our partnered products;

•                  the ability of patients to be able to afford our partnered products or obtain health care coverage that covers our partnered products;

•                  acceptance of, and ongoing satisfaction with, our partnered products by the medical community, patients receiving therapy and third party payors;

•                  a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

•                  the size of the market for our partnered products;

•                  the extent and effectiveness of the sales and marketing and distribution support GSK provides our partnered products;

•                  safety concerns in the marketplace for respiratory therapies in general and with our partnered products in particular;

•                  regulatory developments relating to the manufacture or continued use of our partnered products;

•                  decisions as to the timing of product launches, pricing and discounts;GSK’s ability to expand the indications for which our partnered products can be marketed;

•                  GSK’s ability to obtain regulatory approval of our partnered products in additional countries; or

•                  the unfavorable outcome of any potential litigation relating to our partnered products.

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our debt, which could adversely affect the amount or timing of distributions to our stockholders.

As of June 30, 2014 we had approximately $737.5 million in total long-term liabilities outstanding, comprised of $287.5 million in principal that remains outstanding under our 2.125% Convertible Subordinated Notes due 2023 (the “2023 Notes”) and $450.0 million in principal that remains outstanding under our 9% fixed rate term notes due 2029 (the “2029 Notes”) . The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. This could adversely affect the amount or timing of any distributions to our stockholders.

We intend to reserve from time to time a certain amount of cash in order to satisfy these obligations relating to Notes, which could materially affect the amount or timing of any distribution to our stockholders. We may also finance such repurchase through public or private equity or debt financings if we deem such financings available on favorable terms. If any or all of Notes are not converted into shares of our common stock before the maturity date, we will have to pay the holders the full aggregate principal amount of the Notes then outstanding. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these obligations, it may result in a default under the indenture, which could result in a default under certain of our other debt instruments, if any.  Any such default would harm our business and the price of our securities could fall.

If we lose key management personnel, or if we fail to retain our key employees, our ability to manage our business will be impaired.

Following the spin-off, we have a much smaller management team and very few employees.  We are highly dependent on principal members of our management team and a small group of key employees to operate our business. Our company is located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market remains intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our business operations, which may cause the price of our securities to fall.

Risks Related to our Alliance with GSK

Because all our current and projected revenues are derived from products under the GSK Agreements, disputes with GSK could harm our business and cause the price of our securities to fall.

All of our current and projected revenues are derived from products under the GSK Agreements.  Any action or inaction by either GSK or us that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between the parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for our partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In addition, while we obtained GSK’s consent to the spin off as structured, GSK could decide to challenge various aspects of our post spin off operation of Theravance Respiratory Company, LLC (“TRC”), the limited liability company jointly owned by us and Theravance Biopharma as violating or allowing it to terminate the GSK Agreements. Although we believe our operation of TRC fully complies with the GSK Agreements and applicable law, there can be no assurance that we would prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any market or investor uncertainty about the respiratory programs partnered with GSK or the enforceability of the GSK Agreements could result in significant reduction in the market price of our securities and other material harm to our business.

Because GSK is a strategic partner as well as a significant stockholder, it may take actions that in certain cases are materially harmful to both our business or to our other stockholders.

Although GSK beneficially owns approximately 26.6% of our outstanding capital stock as of July 31, 2014, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to its products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®.  Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of UMEC/VI/FF or a MABA/ICS in either the U.S. or the European Union, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future.

GSK has also indicated to us that it believes its consent may be required before we can engage in certain royalty monetization transactions with third parties, which may inhibit our ability to engage in these transactions.

In the course of our discussions with GSK concerning the spin-off of Theravance Biopharma, GSK indicated to us that it believes that its consent may be required before we can engage in certain transactions designed to monetize the future value of royalties that may be payable to us from GSK under the GSK Agreements. GSK has informed us that it believes that there may be certain covenants included in these types of transactions that might violate certain provisions of the GSK Agreements. Although we believe that we can structure royalty monetization transactions in a manner that fully complies with the requirements of the GSK Agreements without GSK’s consent, a third party in a proposed monetization transaction may nonetheless insist that we obtain GSK’s consent for the transaction or re-structure the transaction on less favorable terms. We have obtained GSK’s agreement that (i)  we may grant certain pre-agreed covenants in connection with monetization of our interests in RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy and portions of our interests in TRC, and (ii) it will not unreasonably withhold its consent to our requests to grant other covenants, provided, among other conditions, that in each case, the covenants are not granted in favor of pharmaceutical or biotechnology company with a product either being developed or commercialized for the treatment of respiratory disease. If we seek GSK’s consent to grant covenants other than pre-agreed covenants, we may not be able to obtain GSK’s consent on reasonable terms, or at all. If we proceed with a royalty monetization transaction that is not otherwise covered by the GSK Agreement without GSK’s consent, GSK could request that its consent be obtained or seek to enjoin or otherwise challenge the transaction as violating or allowing it to terminate the GSK Agreements. Regardless of the merit of any claims by GSK, we would incur significant cost and diversion of resources in defending against GSK’s claims or asserting our own claims and GSK may seek concessions from us in order to provide its consent. Any uncertainty about whether or when we could engage in a royalty monetization transaction, the potential impact on the enforceability of the GSK Agreements or the loss of potential royalties from the respiratory programs partnered with GSK, could impair our ability to pursue a return of capital strategy for our stockholders ahead of our receipt of significant royalties from GSK, result in significant reduction in the market price of our securities and cause other material harm to our business.

GSK’s ownership of a significant percentage of our stock and its ability to acquire additional shares of our stock may create conflicts of interest, and may inhibit our management’s ability to continue to operate our business in the manner in which it is currently being operated.

As of July 31, 2014, GSK beneficially owned approximately 26.6% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock in certain circumstances. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

The procedures governing GSK offers to ours stockholders to acquire outstanding voting stock set forth in the preceding two paragraphs are applicable until the termination of the governance agreement on September 1, 2015 and thereafter the foregoing restrictions will not apply.

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

As of July 31, 2014, GSK beneficially owned approximately 26.6% of our outstanding capital stock. GSK may vote at its sole discretion on any proposal to effect a change of control of us or for us to issue equity securities to one or more parties that would result in that party or parties beneficially owning more than 20% of our outstanding capital stock. Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us.

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

Under our governance agreement with GSK, GSK could previously sell or transfer our common stock only pursuant to a public offering registered under the Securities Act or pursuant to Rule 144 of the Securities Act. GSK no longer has contractual restrictions on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our company to a third party.  Sales by GSK of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

Risks Related to Legal and Regulatory Uncertainty

If the efforts of our partner, GSK, to protect the proprietary nature of the intellectual property related to products in any respiratory program partnered with GSK are not adequate, the future commercialization of any such product could be delayed, limited or prevented, which would materially harm our business and the price of our securities could fall.

To the extent the intellectual property protection of products in any respiratory program partnered with GSK are successfully challenged or encounter problems with the United States Patent and Trademark Office or other comparable agencies throughout the world, the commercialization of these products could be delayed, limited or prevented. Any challenge to the intellectual property protection of a late-stage development asset or approved product arising from any respiratory program partnered with GSK could harm our business and cause the price of our securities to fall.

Our commercial success depends in part on products in any respiratory program partnered with GSK not infringing the patents and proprietary rights of third parties. Third parties may assert that these products are using their proprietary rights without authorization. In addition, third parties may obtain patents in the future and claim that use of GSK’s technologies infringes upon these patents. Furthermore, parties making claims against GSK may obtain injunctive or other equitable relief, which could effectively block GSK’s ability to further develop or commercialize one or more of the product candidates or products in any respiratory program partnered with GSK.

In the event of a successful claim of infringement against GSK, it may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, GSK may need to obtain licenses from third parties to advance its research or allow commercialization of the products. GSK may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, GSK would be unable to further develop and commercialize one or more of the products, which could harm our business significantly. In addition, in the future GSK could be required to initiate litigation to enforce its proprietary rights against infringement by third parties. Prosecution of these claims to enforce its rights against others would involve substantial litigation expenses. If GSK fails to effectively enforce its proprietary rights related to our partnered respiratory programs against others, our business will be harmed, and the price of our securities could fall.

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

The price of our securities has been extremely volatile and may continue to be so. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

•                                          any adverse developments or results or perceived adverse developments or results with respect to the commercialization of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® with GSK, including, without limitation, if payor coverage is lower than anticipated or if sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® are less than anticipated because of pricing pressure in the respiratory markets targeted by our partnered products or existing or future competition in the markets in which they are commercialized, including competition from existing and new products that are perceived as lower cost or more effective, and our royalty payments are less than anticipated;

•                                          Any positive developments or results or perceived positive developments or results with respect to the development of UMEC/VI/FF with GSK, including, without limitation if the new Phase 3 study (or any other closed triple Phase 3 studies that may be initiated in the future) is successful and GSK and the respiratory market in general view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®;;

•                  any adverse developments or results or perceived adverse developments or results with respect to the development of FF/VI with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for FF/VI or any indication from clinical or non-clinical studies, including the large Phase 3b program, that FF/VI is not safe or efficacious or does not sufficiently differentiate itself from alternative therapies;

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

•                  any adverse developments or results or perceived adverse developments or results with respect to the sNDA submitted to the FDA for a fixed dose combination of FF/VI as a once-daily treatment for asthma in patients aged 12 years and older;

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

•                  the occurrence of a fundamental change triggering a put right of the holders of the Notes or our inability, or perceived inability, to satisfy the obligations under the Notes when they become due;

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

•                  announcements of patent issuances or denials, technological innovations or new commercial products by GSK;

•                  publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by GSK;

•                  regulatory developments in the United States and foreign countries;

•                  economic and other external factors beyond our control;

•                  sales of stock by us or by our stockholders, including sales by certain of our employees and directors whether or not pursuant to selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934;

•                  relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 35.8% of our outstanding capital stock as of July 31, 2014 based on our review of publicly available filings);

•                  any adverse developments or perceived adverse developments with respect to the business separation; and

•                  potential sales or purchases of our capital stock by GSK.

Concentration of ownership will limit your ability to influence corporate matters.

As of July 31, 2014, GSK beneficially owned approximately 26.6% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 3.6% of our outstanding capital stock. Based on our review of publicly available filings as of July 31, 2014, our three largest stockholders other than GSK collectively owned approximately 35.8% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2014, we completed the sale of 317,770 shares of our common stock to Glaxo Group Limited, an affiliate of GSK, at a price of $26.89 per share, resulting in aggregate gross proceeds of $8.5 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no underwriting discounts or commissions were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits.

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07

4.3	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

4.4	Indenture dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	1/25/13

4.5	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)

10.1	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002

10.2+	Equity Award Amendments for Employees VP Level or above remaining at Theravance, Inc.

10.3+	Policy for Non-Employee Director Stock Options (effective June 2, 2014)

10.4+	Offer Letter with Ted Witek dated May 2, 2014

10.5+	Offer Letter with George Abercrombie dated May 30, 2014

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the three months and six months ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

+              Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.

Date: August 7, 2014	/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer

Date: August 7, 2014	/s/ Michael W. Aguiar
Michael W. Aguiar
Senior Vice President, Finance and Chief Financial Officer