Form 10-Q
period 2014-09-30
THERAVANCE INC
filed 2014-11-04
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-30319

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

The number of shares of registrant’s common stock outstanding on October 31, 2014 was 115,369,046.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$119,575	$143,510
Restricted cash	5,600	—
Short-term marketable securities	143,536	321,615
Accounts receivable, net of allowances of $89 at December 31, 2013	—	199
Receivables from collaborative arrangements (including amounts from a related party of $4,012 and $2,247 at September 30, 2014 and December 31, 2013)	4,012	3,181
Prepaid expenses and other current assets	748	4,287
Inventories	—	10,406
Total current assets	273,471	483,198

Marketable securities	47,752	55,374
Restricted cash	833	833
Property and equipment, net	64	10,238
Intangible assets, net	211,646	124,257
Other assets	19,947	7,355
Total assets	$553,713	$681,255

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$573	$7,583
Payable to a related party	10,000	40,000
Accrued personnel-related expenses	1,203	10,881
Accrued clinical and development expenses	—	9,714
Accrued interest payable	19,467	2,800
Other accrued liabilities	3,773	4,137
Deferred revenue	1,082	9,289
Total current liabilities	36,098	84,404

Convertible subordinated notes	255,109	287,500
Non-recourse notes payable, due 2029	450,000	—
Deferred rent	54	4,774
Other long-term liabilities	1,530	—
Deferred revenue	4,058	5,455
Commitments and contingencies (Notes 3, 6 and 8)
Stockholders’ (deficit) equity:
Common stock, $0.01 par value; authorized: 200,000 shares; issued: 115,380 and 111,516 at September 30, 2014 and December 31, 2013	1,154	1,115
Treasury stock, 150 and 0 shares at September 30, 2014 and December 31, 2013	(3,263)	—
Additional paid-in capital	1,466,911	1,803,048
Accumulated other comprehensive (loss) income	(197)	162
Accumulated deficit	(1,657,741)	(1,505,203)
Total stockholders’ (deficit) equity	(193,136)	299,122
Total liabilities and stockholders’ (deficit) equity	$553,713	$681,255

*                    Condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Royalty revenue from a related party, net of intangible assets amortization: three months—2014-$3,233; 2013-$0; nine months—2014-$7,611; 2013-$0 (Note 3) (1)	$729	$—	$342	$—
Net revenue from collaborative arrangements from a related party	270	415	811	3,059
Total net revenue	999	415	1,153	3,059

Operating expenses:
Research and development	1,909	2,104	6,721	6,555
General and administrative	8,632	6,018	28,491	17,882
Total operating expenses	10,541	8,122	35,212	24,437

Loss from operations	(9,542)	(7,707)	(34,059)	(21,378)

Other income (expense), net	255	(37)	335	6,734
Interest income	93	192	446	567
Interest expense	(12,355)	(1,902)	(24,326)	(7,662)
Loss from continuing operations before income taxes	(21,549)	(9,454)	(57,604)	(21,739)
Income tax	278	—	—	—
Loss from continuing operations, net of tax	(21,271)	(9,454)	(57,604)	(21,739)

Loss from discontinued operations (Notes 10 and 11):	—	(37,531)	(94,934)	(99,033)

Net loss	$(21,271)	$(46,985)	$(152,538)	$(120,772)

Basic and diluted net loss per share:
Continuing operations, net of tax	$(0.19)	$(0.09)	$(0.52)	$(0.21)
Discontinued operations	—	(0.35)	(0.85)	(0.99)
Basic and diluted net loss per share	$(0.19)	$(0.44)	$(1.37)	$(1.20)

Cash dividends declared per common share	$0.25	$—	$0.25	$—

Shares used to compute basic and diluted net loss per share	113,100	106,295	111,306	100,321

(1) Gross royalty revenue from a related party for the three and nine months ended September 30, 2014 is $3,962 and $7,953, respectively.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(21,271)	$(46,985)	$(152,538)	$(120,772)

Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(3,903)	217	(359)	103
Comprehensive loss	$(25,174)	$(46,768)	$(152,897)	$(120,669)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(152,538)	$(120,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,720	1,959
Stock-based compensation	26,013	19,704
Amortization of premium on marketable securities	1,539	2,933
Change in fair value of capped-call derivative assets	—	1,422
Amortization of debt issuance costs	1,550	792
Other non-cash items	(2)	17
Changes in operating assets and liabilities:
Account receivables	74	—
Receivables from collaborative arrangements	(833)	(1,425)
Prepaid expenses and other current assets	(52)	(35)
Inventories	(1,908)	(2,912)
Other assets	561	—
Accounts payable	(7,122)	2,040
Payable to Theravance Biopharma, Inc., net	(16,166)	—
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	71	4,472
Accrued interest payable	16,667	(1,099)
Deferred rent	224	(416)
Deferred revenue	(2,911)	3,692
Net cash used in operating activities	(126,113)	(89,628)

Cash flows from investing activities
Purchases of property and equipment	(556)	(1,667)
Purchases of marketable securities	(228,899)	(354,583)
Maturities of marketable securities	292,666	155,396
Sales of marketable securities	5,000	22,600
Payments for intangible assets	(125,000)	(40,000)
Payments received on notes receivable	140	100
Net cash used in investing activities	(56,649)	(218,154)

Cash flows from financing activities
Cash and cash equivalents contributed to Theravance Biopharma, Inc.	(277,541)	—
Proceeds from issuances of common stock, net	35,629	140,003
Payments of cash dividends to stockholders	(28,338)	—
Purchase of capped-call options	—	(36,800)
Change in restricted cash	(5,600)	—
Proceeds from issuances of notes payable, net of debt issuance costs	434,677	281,622
Net cash provided by financing activities	158,827	384,825

Net (decrease) increase in cash and cash equivalents	(23,935)	77,043
Cash and cash equivalents at beginning of period	143,510	94,849
Cash and cash equivalents at end of period	$119,575	$171,892

Supplemental disclosures of noncash information
Contribution of net assets, excluding cash and cash equivalents to Theravance Biopharma, Inc.	$125,337	$—
Conversion of convertible subordinated notes into common stock	$32,391	$172,499

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Theravance, Inc. (“Theravance”, the “Company”, or “we” and other similar pronouns) is a royalty management company focused on maximizing the potential value of the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”), with the intention of providing capital returns to stockholders. Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), Theravance is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® , ANORO® ELLIPTA® and if approved and commercialized, VI monotherapy. Theravance is also entitled to a 15% economic interest in any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination of FF/UMEC/VI and the Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement (“LABA Collaboration”) with us, which has been assigned to TRC other than with respect to RELVAR®/BREO®ELLIPTA®, ANORO® ELLIPTA® and VI monotherapy.

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

Business Separation

On June 1, 2014, we separated our late-stage partnered respiratory assets from our biopharmaceutical research and drug development operations by transferring our research and drug development operations into a wholly-owned subsidiary. We contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma, Inc. (“Theravance Biopharma”) and all outstanding shares of Theravance Biopharma were then distributed to our stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares held of Theravance common stock to stockholders of record on May 15, 2014 (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly traded company.

The results of operations for our former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included as part of this report as discontinued operations. Refer to Notes 10 and 11, “Spin-Off of Theravance Biopharma, Inc.,” and “Discontinued Operations” for further information.

Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings.  GSK had an option to purchase these shares of Theravance Biopharma from us, but this option expired unexercised.  Accordingly, at September 30, 2014, we owned 436,802 ordinary shares of Theravance Biopharma, which are accounted for as marketable securities in the condensed consolidated balance sheet. These equity securities are discussed further in Note 4, “Available-for-Sale Securities and Fair Value Measurements”.

Fair Value of Financial Instruments

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

Financial instruments include cash equivalents, marketable securities, accounts receivable, receivables from collaborative arrangements, accounts payable, and accrued liabilities. Marketable securities are carried at estimated fair value. The carrying value of cash equivalents, accounts receivable, receivables from collaborative arrangements, accounts payable, and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments.

Inventories

All inventories were related to our former research and drug development operations and, thus, were contributed to Theravance Biopharma in connection with the Spin-Off. Accordingly, we have no inventories as of September 30, 2014.

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

Inventories were as follows:

December 31,
(In thousands)	2013
Raw materials	$5,138
Work-in-process	360
Finished goods	4,908
Total inventories	$10,406

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

Where a portion of non-refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue, or as an accrued liability and recognized as a reduction of research and development expenses ratably over the term of our estimated performance period under the agreement. We determine the estimated performance periods, and they are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period and, therefore revenue recognized, would occur on a prospective basis in the period that the change was made.

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

Prior to the Spin-Off of Theravance Biopharma, we sold VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transferred upon receipt of the product by these distributors. Healthcare providers ordered VIBATIV® through these distributors. Commencing in the first quarter of 2014, revenue on the sale of VIBATIV® was recorded on a sell-through basis, once the distributors sold the product to healthcare providers. As VIBATIV® is a product that is sold by Theravance Biopharma, the revenue from product sales are included within discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2014. There was no revenue recognized from product sales for any period in 2013 as all amounts were deferred.

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

Allowance for Doubtful Accounts:  We maintained a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2013, there were no allowances for doubtful accounts as we have not had any write-offs historically.

Variable Interest Entities

We evaluate our ownership, contractual and other interest in entities to determine if they are variable-interest entities (“VIE”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements. We consolidate the financial results of TRC, which we have determined to be a VIE, because we have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from, TRC. The financial position and results of operations of TRC are not material as of and for the three and nine months ended September 30, 2014.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time we may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.

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

For the three months and nine months ended September 30, 2014 and 2013, diluted and basic net loss per share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The computations for basic and diluted net loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for per share amounts)	2014	2013	2014	2013
Numerator:
Loss from continuing operations, net of tax	$(21,271)	$(9,454)	$(57,604)	$(21,739)
Loss from discontinued operations	—	(37,531)	(94,934)	(99,033)
Net loss	$(21,271)	$(46,985)	$(152,538)	$(120,772)

Denominator:
Weighted-average number of shares used to compute basic and diluted net loss per share	113,100	106,925	111,306	100,321

Basic and diluted net loss per share:
Continuing operations, net of tax	$(0.19)	$(0.09)	$(0.52)	$(0.21)
Discontinued operations	—	(0.35)	(0.85)	(0.99)
Basic and diluted net loss per share	$(0.19)	$(0.44)	$(1.37)	$(1.20)

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Shares issuable under equity incentive plans and ESPP	6,771	3,590	6,218	4,161
Unvested RSAs	1,782	2,418	1,782	2,418
Shares issuable upon the conversion of convertible subordinated notes	12,100	10,503	12,100	16,262
Total anti-dilutive securities	20,653	16,511	20,100	22,841

3. Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue from collaborative arrangements from continuing operations relates to our arrangement with GSK. Net revenue from other collaborative arrangements was reflected as discontinued operations in the consolidated statements of operations. Refer to Notes 1, 10 and 11, “Description of Operations and Summary of Significant Accounting Policies,” “Spin-Off of Theravance Biopharma, Inc.” and “Discontinued Operations” for further information.

Net Royalty Revenue from GSK

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Royalty revenue	$3,962	$—	$7,953	$—
Amortization of intangible assets	(3,233)	—	(7,611)	—
Net royalty revenue	729	—	342	—
LABA collaboration	—	—	—	1,814
Strategic alliance—MABA program license	270	415	811	1,245
Total net revenue from GSK	$999	$415	$1,153	$3,059

LABA Collaboration

In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (“COPD”) and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) UMEC/VI, a once-daily medicine combining a long-acting muscarinic antagonist (“LAMA”), umeclidinium bromide (“UMEC”), with a LABA, VI. For the treatment of asthma, RELVAR® ELLIPTA® is approved in multiple regions outside of North America and the collaboration is further developing FF/VI for the U.S.

In the event that a product containing VI was successfully developed and commercialized, we were obligated to make milestone payments to GSK totaling $220.0 million if both a single-agent and a combination product or two different combination products were launched in multiple regions of the world. As of September 30, 2014, we have paid a total of $210.0 million of these milestones and have a payable of $10.0 million related to the launch and approval of BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe. The final milestone payment of $10.0 million was made in October 2014, which completed our obligation to GSK related to these milestone payments. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product.

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. GSK has no further option rights on any of our research or development programs under the strategic alliance.

In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Theravance-discovered preclinical MABA compounds (the “Additional MABAs”). GSK’s development, commercialization, milestone and royalty obligations under the strategic alliance remain the same with respect to GSK961081 (‘081), the lead compound in the MABA program. GSK is obligated to use diligent efforts to develop and commercialize at least one MABA within the MABA program, but may terminate progression of any or all Additional MABAs at any time and return them to us, at which point we may develop and commercialize such Additional MABAs alone or with a third party. Both GSK and we have agreed not to conduct any MABA clinical studies outside of the strategic alliance so long as GSK is in possession of the Additional MABAs. If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, we are entitled to receive royalties from GSK of between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized as a combination product, such as ‘081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. For single-agent MABA medicines containing an Additional MABA, we are entitled to receive royalties from GSK of between 10% and 15% of annual global net sales up to $3.5 billion, and 10% for all annual global net sales above $3.5 billion. For combination products containing an Additional MABA, such as a MABA/ICS combination, the royalty rate is 50% of the rate applicable to sales of the single-agent MABA medicine. If an MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine. If an MABA medicine containing an Additional MABA is successfully developed and commercialized in multiple regions of the world, we could earn total contingent payments of up to $129.0 million.

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK’s consent to the Spin-Off provided certain conditions were met. In addition, we and GSK also entered into amendments of our GSK Agreements, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement was effective on June 1, 2014 when we transferred our research and drug development operations to Theravance Biopharma. Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had an option to purchase these shares of Theravance Biopharma from us, but this option expired unexercised.  Accordingly, at September 30, 2014, we owned 436,802 ordinary shares of Theravance Biopharma, which are accounted for as marketable securities in the condensed consolidated balance sheets.

The amendments to the GSK Agreements do not change the economics or royalty rates under the GSK Agreements, though the assignment of the Strategic Alliance Agreement and portions of the LABA Collaboration to TRC do change how the economics are allocated between Theravance Biopharma and us. The amendments to the GSK Agreements do provide that GSK’s diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of FF/UMEC/VI or a MABA in combination with FF. Upon such regulatory approval, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the Spin-Off and also products in which we will have retained only a portion of our interests upon the planned Spin-Off transaction, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the Spin-Off.

Purchases of Common Stock under the Company’s Governance Agreement and Common Stock Purchase Agreements with GSK

During the first nine months of 2014, GSK purchased 832,650 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of approximately $25.3 million.

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

Reimbursement of Research and Development Costs

Reimbursement of research and development costs from continuing operations is solely related to the GSK Agreements.  Under the GSK Agreements, we are entitled to reimbursement of certain research and development costs. For the three months and nine months ended September 30, 2014, research and development costs reimbursed from GSK were not material. For the three and nine months ended September 30, 2013, research and development costs reimbursed from GSK was $0.2 million and $0.5 million. Reimbursement of research and development costs from other collaborative arrangements has been reflected as discontinued operations in the condensed consolidated statements of operations. Refer to Notes 1, 10 and 11, “Description of Operations and Summary of Significant Accounting Policies,” “Spin-Off of Theravance Biopharma, Inc.” and “Discontinued Operations” for further information.

4. Available-for-Sale Securities and Fair Value Measurements

Available-for Sale Securities

The classification of available-for-sale securities in the consolidated balance sheets is as follows:

(In thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$119,022	$125,009
Short-term marketable securities	143,536	321,615
Marketable securities	47,752	55,374
Restricted cash	6,433	833
Total	$316,743	$502,831

The estimated fair value of available-for-sales securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	September 30, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$33,526	$39	$(1)	$33,564
U.S. government agencies	43,611	9	(6)	43,614
U.S. corporate notes	59,644	9	(46)	59,607
U.S. commercial paper	44,434	—	—	44,434
Equity securities	10,269	—	(201)	10,068
Money market funds	125,456	—	—	125,456
Total	$316,940	$57	$(254)	$316,743

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$42,104	$55	$(1)	$42,158
U.S. government agencies	141,278	61	(8)	141,331
U.S. corporate notes	94,923	54	—	94,977
U.S. commercial paper	102,021	2	(1)	102,022
Money market funds	122,343	—	—	122,343
Total	$502,669	$172	$(10)	$502,831

Equity securities consist of ordinary shares of Theravance Biopharma owned by us as of September 30, 2014. These equity securities are restricted securities and can only be resold pursuant to a registration statement or an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).  We expect to be able to sell these shares pursuant to Rule 144 promulgated under the Securities Act after the satisfaction of a six-month holding period and, therefore, have classified them as available-for-sale marketable securities.

At September 30, 2014, all of the available-for-sale securities had contractual maturities within two years and the average duration of debt securities was approximately eight months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at September 30, 2014 were temporary in nature. All marketable securities with unrealized losses at September 30, 2014 have been in a loss position for less than twelve months.

During the nine months ended September 30, 2014 and 2013, we sold marketable securities totaling $5.0 million and $22.6 million, and the related realized gains and losses were not significant in any of these periods.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements at Reporting Date Using:
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at September 30, 2014:
U.S. government securities	$33,564	$—	$—	$33,564
U.S. government agency securities	—	43,614	—	43,614
U.S. corporate notes	—	59,607	—	59,607
U.S. commercial paper	—	44,434	—	44,434
Equity securities	10,068	—	—	10,068
Money market funds	125,456	—	—	125,456
Total assets measured at estimated fair value	$169,088	$147,655	$—	$316,743
Liabilities at September 30, 2014:
Convertible subordinated notes due 2023	$—	$239,339	$—	$239,339
Non-recourse notes due 2029	—	454,500	—	454,500
Total fair value of liabilities	$—	$693,839	$—	$693,839

	Estimated Fair Value Measurements at Reporting Date Using
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2013:
U.S. government securities	$42,158	$—	$—	$42,158
U.S. government agency securities	98,236	43,095	—	141,331
U.S. corporate notes	61,591	33,386	—	94,977
U.S. commercial paper	3,499	98,523	—	102,022
Money market funds	122,343	—	—	122,343
Total assets measured at estimated fair value	$327,827	$175,004	$—	$502,831
Liabilities at December 31, 2013:
Convertible subordinated notes due 2023	$—	$408,250	$—	$408,250

At September 30, 2014, securities with a total fair value of $5.4 million were measured using Level 2 inputs in comparison to December 31, 2013, at which time the securities had a fair value of $5.4 million and were measured using Level 1 inputs.

5. Intangible Assets

Intangible assets, which consist of registrational and launch-related milestone fees paid or owed to GSK, were as follows:

	September 30, 2014
(In thousands)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
FDA approval and launch of BREO® ELLIPTA® in the U.S.	16.0	$60,000	$(3,411)	$56,589
Minister of Health, Labor and Welfare (“MHLW”) approval and launch of RELVAR® ELLIPTA® in Japan	14.2	20,000	(1,111)	18,889
European Commission approval and launch of RELVAR® ELLIPTA®	14.3	30,000	(1,500)	28,500
FDA approval and launch of ANORO® ELLIPTA® in the U.S.	16.0	60,000	(1,565)	58,435
European Commission approval and launch of ANORO® ELLIPTA®	14.9	30,000	(656)	29,344
MHLW approval and launch of ANORO® ELLIPTA® in Japan	15.0	20,000	(111)	19,889
Total intangible assets		$220,000	$(8,354)	$211,646

	December 31, 2013
(In thousands)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
FDA approval and launch of BREO® ELLIPTA® in the U.S.	15.7	$60,000	$(632)	$59,368
MHLW approval and launch of RELVAR® ELLIPTA® in Japan	14.9	20,000	(111)	19,889
European Commission approval of RELVAR® ELLIPTA®	15.0	15,000	—	15,000
FDA approval of ANORO® ELLIPTA® in the U.S.	15.2	30,000	—	30,000
Total intangible assets		$125,000	$(743)	$124,257

These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. Additional information regarding these milestone fees is included in Note 3, “Collaborative Arrangements.” Amortization expense for the three months and nine months ended September 30, 2014 was $3.2 million and $7.6 million. The amortization expense for the same periods in 2013 is zero. The remaining estimated amortization expense of intangible assets is $3.5 million for 2014, $13.8 million for each of the years from 2015 to 2018 and $152.9 million thereafter.

6. Stock-Based Compensation

Equity Incentive Plan

The 2012 Equity Incentive Plan (“2012 Plan”) provides for the grant of stock options, time-based and performance-contingent restricted stock units (“RSUs”), time-based and performance-contingent RSAs, and stock appreciation rights to employees, non-employee directors and consultants. As of September 30, 2014, total shares remaining available for issuance under the 2012 Plan were 2,961,225.

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

In May 2014, our Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off as the performance conditions associated with these awards were unlikely to be consistent with the new strategies of each company following the separation. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the equity awards, for which $3.8 million is expected to be recognized by us during the twelve-month period that commenced in June 2014. The remaining 63,000 RSAs outstanding under this equity award remain subject to performance and service conditions.  In addition, the remaining RSAs outstanding under these awards are entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock, which will also be subject to the same performance and service conditions as the RSAs.

Stock-Based Compensation Expense

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

The allocation of stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Research and development	$1,357	$118	$2,589	$426
General and administrative	3,375	1,850	11,795	5,445
Stock-based compensation expense from continuing operations	4,732	1,968	14,384	5,871
Stock-based compensation from discontinued operations	—	4,478	11,629	13,833
Total stock-based compensation expense	$4,732	$6,446	$26,013	$19,704

Total stock-based compensation expense capitalized to inventory was not material for the three and nine months ended September 30, 2014 and 2013. Inventories were contributed to Theravance Biopharma in connection with the Spin-Off.

As of September 30, 2014, unrecognized compensation expense, net of expected forfeitures, was as follows: $3.5 million related to unvested stock options; $1.5 million related to unvested RSUs; and $3.6 million related to unvested RSAs (excludes performance-contingent RSAs).

Valuation Assumptions

The range of assumptions used to estimate the fair value of stock options granted was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee stock options
Risk-free interest rate	1.97%	1.68%-2.02%	1.64%-2.05%	0.76%-2.02%
Expected term (in years)	6	6	5-6	5-6
Volatility	58%	60%	52%-60%	58%-60%
Dividend yield	4%	—%	4%	—%
Weighted-average estimated fair value of stock options granted	$13.23	$21.63	$15.92	$18.11

Stockholders’ Equity

For the nine months ended September 30, 2014, options to purchase 1,127,000 shares of our common stock were exercised at a weighted-average exercise price of $14.09 per share for total cash proceeds of approximately $15.9 million.

7. Income Taxes

As a part of the overall Spin-Off transaction, certain assets that were transferred by us to Theravance Biopharma resulted in taxable transfers pursuant to Section 367 of the Internal Revenue Code of 1986, as amended (the “Code”), or other applicable provisions of the Code and Treasury Regulations. The taxable gain attributable to the transfer of the certain assets to Theravance Biopharma was the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. The U.S. federal income and state tax gain on transfer of the assets to Theravance Biopharma was approximately $0.4 billion and $0.1 billion. This taxable income is expected to be substantially offset by current year losses and our net operating loss carryforwards from prior years resulting in a net impact of zero to income tax expense.

As a result of the Spin-Off, we reversed approximately $0.1 billion of our valuation allowance on certain deferred tax assets, primarily federal net operating losses, as of September 30, 2014. Our ability to utilize net operating losses is dependent upon the change in control provisions in Section 382 of the Code. We are preparing a study of the potential limitation under Section 382 as of December 31, 2013. While a formal update of the study has not been completed, we believe that we will not have limitations on the use of our net operating losses under Section 382 for the purposes of computing our income tax payable for the year ended December 31, 2014. As a result of our history of prior year losses and lack of available evidence supporting future taxable income, we believe that a valuation allowance on our remaining deferred tax assets as of September 30, 2014 remains appropriate. In addition, we also transferred gross deferred tax assets of approximately $9 million with the corresponding full valuation allowance to Theravance Biopharma as a result of the Spin-Off because the underlying tax benefits have been transferred to Theravance Biopharma.

8. Commitments and Contingencies

Lease Guarantee

Due to the Spin-Off, the leases for the facilities in South San Francisco, California, which formerly served as our headquarters, were assigned to Theravance Biopharma. We would be held liable by the landlord if Theravance Biopharma defaults under its lease obligations, and thus, we have in substance guaranteed the payments under the lease agreements for these facilities. As of September 30, 2014, the total lease payments for the duration of the lease, which runs through May 2020, were $34.6 million. We would be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. We recorded a non-current liability of $1.3 million in our condensed consolidated balance sheet as of September 30, 2014 related to the estimated fair value of this lease guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Theravance Biopharma’s default on the lease payments, the likelihood of a sublease being executed, and the times at which these events could occur. The fair value of this lease guarantee was charged to additional paid in capital upon the Spin-Off, and any future adjustments to the carrying value of the obligation will be recorded in the consolidated statements of operations.

Special Long-Term Retention and Incentive Cash Awards Program

In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment.

As of March 31, 2014, we determined that the achievement of the requisite performance conditions for the first tranche of these awards was probable and, as a result, $9.1 million of cash bonus expense was recognized in the first quarter of 2014, the majority of which is included in discontinued operations in the condensed consolidated statements of operations. In May 2014, the total cash bonus of $9.5 million for the first tranche was paid.

In May 2014, the Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off as the performance conditions associated with these awards were unlikely to be consistent with the new strategies of each company following the separation. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering a twelve-month service-based vesting for a portion of the cash awards. The maximum amount payable by us under these modified cash bonus awards is $0.5 million. The remaining tranches of the cash awards were forfeited.

9. Long-Term Debt

Our long-term debt consists of:

(In thousands)	September 30, 2014	December 31, 2013
Convertible Subordinated Notes due 2023	$255,109	$287,500
Non-Recourse Notes Payable due 2029	450,000	—
Total Long-Term Debt	$705,109	$287,500

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of unsecured convertible subordinated notes, which will mature on January 15, 2023 (the “2023 Notes”). The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately-negotiated capped call option transactions in connection with the issuance of the notes. The 2023 Notes bear interest at the rate of 2.125% per year that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2013.

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

In accordance with the agreement for the 2023 Notes, the conversion rate was adjusted as a result of the completion of the Spin-Off of Theravance Biopharma. The conversion rate was adjusted based on the conversion rate immediately prior to the record date for the Spin-Off and the average of the stock dividend distributed to our common stockholders and our stock prices. This resulted in an adjusted conversion rate of 46.9087 shares per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $21.32 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly as $21.32 and $29.16. On July 15, 2014, certain holders of the 2023 Notes converted their notes into 1,519,402 shares of our common stock at the adjusted conversion price of $21.32 per share. In connection with the partial conversion of the 2023 Notes, we received 149,645 shares of our common stock from our capped call option counterparty and the shares of common stock received were recorded as treasury stock.

In connection with the payment of the cash dividend during the three months ended September 30, 2014, which is further discussed in Note 12, “Dividends Declared and Paid”, the adjusted conversion rate with respect to our 2023 Notes was further adjusted from 46.9087 shares of our common stock per $1,000 principal amount of the 2023 Notes to 47.4323 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $21.08 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly to $21.08 and $28.83.

Private Placement of $450 Million of 9% Non-Recourse Notes

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 (the “2029 Notes”) issued by our wholly-owned subsidiary.

The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties due to us under the LABA Collaboration with GSK commencing on April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029. At September 30, 2014, the balance of the segregated bank account was $1.6 million, which is classified as restricted cash in the current assets on our condensed consolidated balance sheet as these funds can only be used to make principal and interest payments on the 2029 Notes.

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

From the net proceeds of the offering of approximately $434.7 million, we established a $32.0 million milestone payment reserve account to fund 40% of any future milestone payments that could become payable under the LABA Collaboration Agreement with GSK. This milestone reserve account is a segregated bank account and at September 30, 2014, the balance of this account is $4.0 million. The milestone reserve account and royalty collection account is classified as restricted cash in the current assets on our condensed consolidated balance sheet.

As part of this sale, we incurred approximately $15.3 million in transaction costs, which will be amortized to interest expense over the estimated life of the 2029 Notes.

10. Spin-Off of Theravance Biopharma, Inc.

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

In addition, we entered into other definitive agreements in connection with the Spin-Off, including (1) a Transition Services Agreement pursuant to which Theravance Biopharma and we will provide each other with a variety of administrative services, including financial, tax, accounting, information technology, legal and human resources services, for a period of time of up to 12 months following the Spin-Off, (2) a Tax Matters Agreement that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes, (3) a Sublease Agreement that provides for the sublease from Theravance Biopharma to us for certain office space to be utilized in our operations and (4) an Employee Matters Agreement that allocates liabilities and responsibilities relating to employee compensation, benefit plans, programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations. These arrangements contain the provisions related to the Spin-Off and the distribution of Theravance Biopharma’s ordinary shares to our stockholders.

The total amount of the Theravance Biopharma share dividend of $402.9 million was based on the net book value of the net assets that were contributed to Theravance Biopharma in connection with the Spin-Off, as follows:

June 2,
(In thousands)	2014
Cash and cash equivalents	$277,541
Marketable investment securities	115,129
Accounts receivable	125
Reimbursement of certain liabilities	16,983
Prepaid and other current assets	3,172
Inventories	14,328
Fixed assets, net	9,580
Accrued liabilities	(22,342)
Deferred revenue	(6,694)
Other liabilities	(4,944)
Net book value of assets contributed	$402,878

Theravance Biopharma’s historical results of operations have been presented as discontinued operations in our condensed consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013. See Note 11, “Discontinued Operations,” for further information.

11. Discontinued Operations

On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. For further information on the Spin-Off, refer to Notes 1 and 10, “Description of Operations and Summary of Significant Accounting Policies” and “Spin-Off of Theravance Biopharma, Inc.”. The significant components of the research and drug development operations, which are presented as discontinued operations on the condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net revenues (1)	$—	$24	$3,129	$51
Loss from discontinued operations (2)	$—	$(37,531)	$(94,934)	$(99,033)

(1)         Net revenues primarily consist of revenue from collaborative arrangements and product sales. Revenue from collaborative arrangements was primarily related to revenue recognized from our agreement with R-Pharm CJSC, which was transferred to Theravance Biopharma as a part of the Spin-Off. Products sales were generated from sales of VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers ordered VIBATIV® through these distributors. Commencing in the first quarter of 2014, revenue on the sale of VIBATIV® was recorded on a sell-through basis, once the distributors sold the product to healthcare providers. Product sales were recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

(2)         Loss from discontinued operations includes the reimbursement of research and development costs from our former collaborative arrangements, excluding GSK, which we accounted for as reductions to research and development expense. Reimbursement of research and development costs from discontinued operations from our collaborative arrangements was $2.0 million and $5.6 million for the three and nine months ended September 30, 2013, and was not material for the nine months ended September 30, 2014.

In addition, the loss from discontinued operations for the nine months ended September 30, 2014 includes the special long-term retention and incentive cash awards program. In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment.

As of March 31, 2014, we determined that the achievement of the requisite performance conditions for the first tranche of these awards was probable and, as a result, $9.1 million of cash bonus expense was recognized in the first quarter of 2014, the majority of which is included in discontinued operations. In May 2014, the total cash bonus of $9.5 million for the first tranche was paid.

12. Dividends Declared and Paid

On July 25, 2014, our Board of Directors declared a $0.25 per share dividend for the third quarter of 2014 for all stockholders of record as of the close of business on August 28, 2014 for a total of $28.8 million. Unvested RSAs as of the record date are also entitled to dividends, which will only be paid when the RSAs vest and are released. The dividend was paid to our stockholders on September 18, 2014. For further information on the impact of the payment of the cash dividend on the 2023 Notes, refer to Note 9, “Long-Term Debt”.

On October 16, 2014, our Board of Directors declared a $0.25 per share dividend for the fourth quarter of 2014 for all stockholders of record as of the close of business on November 25, 2014, which was publicly announced on October 30, 2014.  The dividend will be paid on December 23, 2014. In connection with the payment of the fourth quarter 2014 dividend, the conversion rate with respect to our 2023 Notes will be adjusted.

13. Subsequent Events

Purchases of Common Stock under the Company’s Governance Agreement and Common Stock Purchase Agreements with GSK

In November 2014, we entered into an agreement with GSK pursuant to which GSK agreed to purchase through an affiliate, in a private placement, 832,456 shares of our common stock for an aggregate purchase price of approximately $12.8 million, pursuant to its rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended.

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

OVERVIEW

Executive Summary

Theravance, Inc. is a royalty management company focused on maximizing the potential value of the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”), with the intention of providing capital returns to stockholders. Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), Theravance is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® , ANORO® ELLIPTA® and if approved and commercialized, VI monotherapy. Theravance is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement, which has been assigned to TRC other than RELVAR®/BREO®ELLIPTA®, ANORO® ELLIPTA® and VI monotherapy.

On June 1, 2014, we separated our late-stage partnered respiratory assets from our biopharmaceutical research and drug development operations by transferring our research and drug development operations into our then wholly-owned subsidiary, Theravance Biopharma, Inc. (“Theravance Biopharma”). We contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma and all outstanding shares of Theravance Biopharma were then distributed to Theravance stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares held of our common stock to stockholders of record on May 15, 2014 (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent publicly-traded company. The results of operations for the former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included as part of this report as discontinued operations.

Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had an option to purchase these shares of Theravance Biopharma from us, but this option expired unexercised. Accordingly, at September 30, 2014, we owned 436,802 ordinary shares of Theravance Biopharma.

Since the Spin-Off, we have significantly downsized our operations and, as of October 31, 2014, we had nine employees managing our intellectual property, licensing operations, late-stage partnered respiratory assets with GSK as well as providing for certain essential reporting and management functions of a public company. Our revenues consist of royalties from our respiratory partnership agreements with GSK.

For the first nine months of 2014, our net loss from our continuing operations was $57.6 million, an increase of $35.9 million from $21.7 million for the first nine months of 2013 primarily due to higher employee-related expenses, including stock-based compensation expense, and an increase in interest expense from our non-recourse notes due 2029. Cash, cash equivalents, and marketable securities, excluding restricted cash, totaled $310.9 million on September 30, 2014, a decrease of $209.6 million from December 31, 2013. The decrease was due primarily to the contribution of $393.0 million to Theravance Biopharma in connection with the Spin-Off, cash used in operations of $126.1 million, registrational and launch-related milestone payments to GSK of $125.0 million and payments of cash dividends of $28.3 million. These outflows were partially offset by net proceeds of $434.7 million from the issuance of our non-recourse notes due 2029 and net proceeds of $35.6 million received from issuances of our common stock.

Recent Developments

Declaration and Payment of Cash Dividends

On October 16, 2014, Theravance’s Board of Directors declared a $0.25 per share dividend for the fourth quarter of 2014. The dividend will be paid on December 23, 2014 to all stockholders of record as of the close of business on November 25, 2014. The dividend was publicly announced by Theravance on October 30, 2014. In connection with the payment of the fourth quarter 2014 dividend, the conversion rate with respect to our 2023 Notes will be adjusted.

On July 25, 2014, Theravance’s Board of Directors declared a $0.25 per share dividend for the third quarter of 2014 for all stockholders of record as of the close of business on August 28, 2014. A total of $28.3 million was paid to our stockholders on September 18, 2014. In connection with the payment of the cash dividend, the conversion rate with respect to our 2023 Notes was adjusted from 46.9087 shares of our common stock per $1,000 principal amount of the 2023 Notes to 47.4323 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $21.08 per share.

Product Highlights

•                  In the third quarter of 2014, GSK achieved product sales of $25.6 million for RELVAR®/BREO® ELLIPTA® and sales of $1.8 million for ANORO® ELLIPTA®.

•                  As of September 30, 2014, RELVAR®/BREO® ELLIPTA® has been approved in 53 countries for marketing and has been launched in 30 countries, including the U.S., Canada, U.K., Germany and Japan.

•                  As of September 30, 2014, ANORO® ELLIPTA® has been approved in 42 countries for marketing and has been launched in 9 countries, including the U.S., Canada, U.K., Germany and Japan.

•                  GSK presented data supporting the efficacy and safety of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® during the European Respiratory Society Annual Congress (ERS) that took place in September 2014 in Munich, Germany.

•                  Respiratory Medicines published positive results from a lung function study comparing the efficacy and safety of ANORO® ELLIPTA® with the LAMA, tiotropium, administered in the HandiHaler® inhaler, to patients with chronic obstructive pulmonary disease (COPD). In this study, ANORO® ELLIPTA® showed statistically significant improvement compared to tiotropium in measurement of lung function using trough forced expiratory volume in one second (FEV1) at the end of the treatment period (day 169). In addition, ANORO® ELLIPTA® showed a statistically significant improvement compared to tiotropium in measurement of lung function using weighted mean FEV1 0 - 6 hour, at the end of the treatment period (day 168). The most commonly reported side effects for both ANORO® ELLIPTA® and tiotropium included headache, nasopharyngitis, cough and back pain.

•                  GSK presented data from Phase 3 studies at CHEST 2014 in Austin, Texas, held from October 25, 2014 through October 30, 2014: (1) Efficacy and safety of umeclidinium/vilanterol (UMEC/VI) once daily (OD) versus fluticasone/salmeterol combination (FSC) twice daily (BD) in patients with moderate-to-severe COPD and infrequent COPD exacerbations; and (2) Efficacy and safety of once-daily umeclidinium added to fluticasone furoate/vilanterol in COPD: Results of two replicate randomized 12-week studies.

Collaborative Arrangements with GSK

LABA Collaboration

In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (LAMA), umeclidinium bromide (UMEC), with a LABA, VI. Under the collaboration agreements between the parties, GSK and Theravance are exploring various paths to create triple therapy medications. The use of triple therapy is supported by the GOLD (Global initiative for chronic Obstructive Lung Disease) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA® investigational dry powder inhaler, which triple therapy program GSK has referred to as Diamond. GSK recently announced its goal of advancing Diamond into Phase 3 in either 2014 or 2015. For the treatment of asthma, RELVAR® ELLIPTA® is approved in multiple regions outside of North America and the collaboration is further developing FF/VI for the U.S. The FF/VI program is aimed at developing a once-daily combination LABA/ICS to succeed GSK’s Advair ® /Seretide™ (salmeterol and fluticasone as a combination) franchise, which had reported 2013 sales of approximately $8.3 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which had reported 2013 sales of approximately $3.5 billion. ANORO® ELLIPTA®, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2013 sales of approximately $4.7 billion.

In the event that a product containing VI was successfully developed and commercialized, we were obligated to make milestone payments to GSK totaling $220.0 million if both a single-agent and a combination product or two different combination products were launched in multiple regions of the world. As of September 30, 2014, we have paid a total of $210.0 million of these milestones and have a payable of $10.0 million related to the launch and approval of BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe. The final milestone payment of $10.0 million was made in October 2014, which completed our obligation to GSK related to these milestone payments. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product.

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. If GSK chooses not to license a program, we retain all rights to the program and may continue the program alone or with a third party. GSK has no further option rights on any of our research or development programs under the strategic alliance.

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

Agreements Entered into with GSK in Connection with the Spin- Off

On March 3, 2014, in contemplation of the Spin-Off of Theravance Biopharma, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK’s consent to the Spin-Off provided certain conditions are met. In addition, we and GSK also entered into amendments to the GSK Agreements, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement is effective on June 1, 2014 when we transferred our research and drug development operations to Theravance Biopharma.  Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK.  After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings.  GSK had an option to purchase these shares of Theravance Biopharma from us, but this option expired unexercised.  Accordingly, at September 30, 2014, we owned 436,802 ordinary shares of Theravance Biopharma.

The amendments to the GSK Agreements do not change the economics or royalty rates under the GSK Agreements, though the assignment of the Strategic Alliance Agreement and portions of the LABA Collaboration Agreement to TRC do change how the economics are allocated between Theravance Biopharma and us. The amendments to the GSK Agreements do provide that GSK’s diligent efforts obligations regarding commercialization matters under both agreements will change upon regulatory approval in either the United States or the European Union of FF/UMEC/VI or a MABA in combination with FF. Upon such regulatory approval, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we will retain our full interests upon the Spin-Off and also products in which we will have retained only a portion of our interests upon the planned Spin-Off transaction, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the Spin-Off.

Purchases of Common Stock by GSK

During the first nine months of 2014, GSK purchased 832,650 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of $25.3 million.

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

Net revenue recognized under the GSK Agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Royalty revenue	$3,962	$—	$7,953	$—
Amortization of intangible assets	(3,233)	—	(7,611)	—
Net royalty revenue	729	—	342	—
LABA collaboration	—	—	—	1,814
Strategic alliance—MABA program license	270	415	811	1,245
Total net revenue from GSK	$999	$415	$1,153	$3,059

Amortization expense resulting from the milestone fees paid to GSK, which are capitalized as finite-lived intangible assets, is a reduction to royalty revenue. When amortization expense exceeds amounts recognized for royalty revenue, negative revenue would be reported in our consolidated statements of operations. Estimated amortization expense of intangible assets is $11.1 million for the year ended December 31, 2014.

Under the GSK Agreements, we are reimbursed for research and development expenses. These reimbursements have been reflected as a reduction of research and development expense and were not material for the three and nine months ended September 30, 2014. The reimbursement of research and development expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2013.

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

Collaborative Arrangements and Multiple Element Arrangements

We generate revenue from collaboration and license agreements for the development and commercialization of product candidates. Collaboration and license agreements may include non-refundable upfront payments, partial or complete reimbursement of research and development costs, supply arrangement, contingent payments based on the occurrence of specified events under our collaborative arrangements, license fees and royalties on sales of product candidates if they are successfully approved and commercialized. Our performance obligations under the collaborations may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and related materials, supply of active pharmaceutical ingredient (“API”) and/or drug product, and obligations to participate on certain development and/or commercialization committees with the collaborative partners. We make judgments that affect the periods over which we recognize revenue. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis.

On January 1, 2011, we adopted an accounting standards update that amends the guidance on accounting for new or materially modified multiple-element arrangements that we enter into subsequent to January 1, 2011. This guidance removed the requirement for objective and reliable evidence of fair value of the undelivered items in order to consider a deliverable a separate unit of accounting. It also changed the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to all the units of accounting in an arrangement. This guidance established the following hierarchy that must be used in estimating selling price under the relative-selling-price method: (1) vendor-specific objective evidence of fair value of the deliverable, if it exists, (2) third-party evidence of selling price, if vendor-specific objective evidence is not available or (3) vendor’s best estimate of selling price (“BESP”) if neither vendor-specific nor third-party evidence is available.

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

The GSK Agreements were entered into prior to January 1, 2011. The delivered items under these collaborative agreements did not meet the criteria required to be accounted for as separate accounting units for the purposes of revenue recognition. As a result, revenue from non-refundable, upfront fees and development contingent payments were recognized ratably over the expected term of our performance of research and development services under the agreements. These upfront or contingent payments received, pending recognition as revenue, were recorded as deferred revenue and recognized over the estimated performance periods.

Under the GSK Agreements, we recognized revenue of $1.2 million and $3.1 million for the nine months ended September 30, 2014 and 2013. The remaining deferred revenue under the GSK Strategic Alliance Agreement is $5.1 million at September 30, 2014. Any change in the estimated performance period, which is predominantly based on GSK’s development timeline, will not have a significant impact on the results of operations, except for a change in estimated performance period resulting from the termination of the MABA program that would result in immediate recognition of the deferred revenue.

On January 1, 2011, we also adopted an accounting standards update that provides guidance on revenue recognition using the milestone method. Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can be achieved based only on our performance and as to which, at the inception of the arrangement, there is substantive uncertainty about whether the milestone will be achieved. Events that are contingent only on the passage of time or only on third-party performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms in the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Total contingent payments that may become payable to us under our collaborative agreements were up to $363.0 million at September 30, 2014 and are considered non-substantive.

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

Our gross intangible assets of $220.0 million at September 30, 2014 consist of registrational and launch-related to milestone fees paid or owed to GSK (see “Collaborative Arrangements with GSK” above for more information). These intangible assets are considered finite-lived intangible assets, which are amortized over their estimated useful lives using the straight-line method commencing upon commercial launch.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
Royalty revenue	$3,962	$—	$3,962	* %	$7,953	$—	$7,953	* %
Amortization of intangible assets	(3,233)	—	(3,233)	*	(7,611)	—	(7,611)	*
Net royalty revenue	729	—	729	*	342	—	342	*

Net revenue from collaborative arrangements	270	415	(145)	(35)%	811	3,059	(2,248)	(73)%
Total net revenue	$999	$415	$584	141%	$1,153	$3,059	$(1,906)	(62)%

*Not meaningful

Total net revenue increased for the third quarter and decreased for the first nine months of 2014 compared to the same periods a year ago. Revenue for the third quarter and first nine months of 2014 includes net royalty revenue and revenue from collaborative arrangements compared to the same periods in 2013, which only includes revenue from collaborative arrangements. Royalty revenue recognized under the LABA Collaboration Agreement with GSK is reduced by amortization expense for intangible assets. Revenue from collaborative arrangements decreased for the first nine months of 2014 compared to the same periods in 2013 primarily as a result of deferred revenue under the LABA Collaboration Agreement with GSK being fully recognized in 2013.

Research and Development

Research and development expenses from our continuing operations, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
Research and development expenses	$1,909	$2,104	$(195)	(9)%	$6,721	$6,555	166	3%

Research and development expenses decreased in the third quarter of 2014 compared to the same period a year ago primarily due to our ongoing operations being significantly smaller as a result of the Spin-Off.

Research and development expenses in the first nine months of 2014 approximated the same period a year ago primarily due to an increase in stock-based compensation expense from new grants and the achievement of performance conditions under a special long-term retention and incentive equity awarded to certain employees in 2011, offset by fewer allocated costs as our ongoing operations are significantly smaller as a result of the Spin-Off.

General and Administrative

General and administrative expenses from our continuing operations, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
General and administrative expenses	$8,632	$6,018	$2,614	43%	$28,491	$17,882	$10,609	59%

General and administrative expenses increased in the third quarter and first nine months of 2014 compared to the same periods a year ago primarily due to higher stock-based compensation expense and employee-related costs. Stock-based compensation expense and employee-related costs increased primarily due to the probable achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011, which resulted in additional stock-based compensation and cash bonus expense.

Interest Income and Other Income (Expense), net

Interest and other income (expense), net, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
Interest income	$93	$192	$(99)	(52)%	$446	567	(121)	(21)%
Other income (expense), net	255	(37)	292	789	335	6,734	(6,399)	(95)

Interest income in the third quarter and first nine months of 2014 decreased as compared to the same periods a year ago primarily due to lower average cash balances resulting from the cash contribution to Theravance Biopharma in June 2014.

The increase in other income (expense), net for the third quarter of 2014 as compared to the same period in 2013 is due to income received from Theravance Biopharma for transition services rendered as a result of the Spin-Off. The decrease during the first nine months of 2014 as compared to the same period in 2013 was primarily due to net cash received from the termination of the royalty participation agreement with Elan Corporation, plc in 2013, partially offset by $1.4 million from the change in the fair value of the capped call instruments related to our convertible subordinated notes issued in 2013.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine months Ended September 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
Interest expense	$12,355	$1,902	$10,453	550%	$24,326	7,662	$16,664	217%

Interest expense increased in the third quarter and first nine months of 2014 compared to the same periods a year ago primarily due to the interest expense associated with the issuance of our 2029 Notes in April 2014.

Discontinued Operations

On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. The significant components of the research and drug development operations, which are presented as discontinued operations on the condensed consolidated statements of operations, were as follows:

	Three months Ended September 30,		Change			Nine months Ended September 30,		Change
(In thousands)	2014	2013	$	%		2014	2013	$	%
Net revenue	$—	$24	$(24)	*	%	$3,129	$51	$3,078	*	%
Loss from discontinued operations	—	(37,531)	37,531	*		(94,934)	(99,003)	4,069	4

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

Loss from discontinued operations decreased in the first nine months of 2014 compared to the same period a year ago primarily as there was no impact of discontinued operations during the third quarter of 2014 as a result of the Spin-Off occurring in June 2014. Included in the loss from discontinued operations are external legal and accounting fees in connection with our separation strategy and the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. At September 30, 2014, we had $310.9 million in cash, cash equivalents and marketable securities, excluding amounts classified as restricted cash.

On October 16, 2014, Theravance’s Board of Directors declared a $0.25 per share dividend for the fourth quarter of 2014 for all stockholders of record as of the close of business on November 25, 2014. The dividend was publicly announced by Theravance on October 30, 2014 and will be paid on December 23, 2014.

On July 25, 2014, Theravance’s Board of Directors declared a $0.25 per share dividend for the third quarter of 2014 for all stockholders of record as of the close of business on August 28, 2014 and a total of $28.3 million was paid to our stockholders on September 18, 2014.

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

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of 2029 Notes. The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties from global net sales occurring on or after April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration Agreement with GSK. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period.  From the net proceeds of the offering of approximately $434.7 million, we established a milestone payment reserve account to fund 40% of any future milestone payments that could become payable under the LABA Collaboration Agreement with GSK. At September 30, 2014, the balance of the milestone reserve account and royalty collection account was $4.0 million and $1.6 million. Each of these accounts is a segregated bank account, which are classified as current restricted cash on our condensed consolidated balance sheets. We incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

Pursuant to our LABA Collaboration Agreement with GSK, we are obligated to make milestone payments to GSK, which total $220.0 million if both a single-agent and a combination product or two different combination products are launched in multiple regions of the world. As of September 30, 2014, we have paid a total of $210.0 million of these milestones and have accrued a liability of $10.0 million as of September 30, 2014. The final milestone payment of $10.0 million was made in October 2014, which completed our obligation to GSK related to these milestone payments. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon commercial launch.

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

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Nine Months Ended September 30,
(In thousands)	2014	2013	Change
Net cash used in operating activities	$(126,113)	$(89,628)	$(36,485)
Net cash used in investing activities	(56,649)	(218,154)	161,505
Net cash provided by financing activities	158,827	384,825	(225,998)

Cash Flows from Operating Activities

Cash used in operating activities is primarily driven by net loss, excluding the effect of non-cash charges or differences in the timing of cash flows and earnings recognition.

Net cash used in operating activities in the first nine months of 2014 of $126.1 million was primarily due to:

•                  $114.7 million used in operating expenses, after adjusting for $37.8 million of non-cash related items, consisting primarily of stock- based compensation expense of $26.0 million, depreciation and amortization expense of $8.7 million, amortization on premium of marketable securities of $1.5 million and amortization of debt issuance costs of $1.6 million;

•                  $16.2 million decrease in payable to Theravance Biopharma;

•                  $16.7 million increase in interest payments on convertible subordinated notes payable;

•                  $1.9 million used to increase inventories, all incurred prior to the Spin-Off

•                  $7.1 million decrease in accounts payable primarily due to the timing of payments and our ongoing operations being significantly smaller due to the Spin-Off; and

•                  $2.9 million from the decrease in deferred revenue.

Net cash used in operating activities in the first nine months of 2013 of $89.6 million was primarily due to:

•                  $93.9 million used in operating expenses, after adjusting for non-cash related items of $26.8 million, consisting primarily of stock-based compensation expense of $19.7 million, depreciation and amortization expense of $2.0 million, amortization on premium of marketable securities of $2.9 million, change in fair value of capped call derivative assets of $1.4 million and amortization of debt issuance costs of $0.8 million;

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

•                  $4.5 million increase in accrued liabilities primarily due to decreases in accrued personnel-related expenses, accrued clinical and development expense, and other accrued liabilities;

•                  $2.0 million increase in accounts payable primarily due to the timing of payments; and

•                  $6.5 million received in upfront fees from collaboration agreements with Clinigen, R-Pharm and Hikma.

Cash Flows from Investing Activities

Net cash used in investing activities in the first nine months of 2014 of $56.6 million was due to $125.0 million used for intangible assets for the payments to GSK for registrational and launch-related milestone fees, partially offset by $68.8 million from the sale and maturities of marketable securities, net of purchases.

Net cash used in investing activities in the first nine months of 2013 was $218.2 million, which was primarily due to $176.6 million in cash balances being invested in marketable securities and $40.0 million used for a registrational milestone payment to GSK.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first nine months of 2014 of $158.8 million was due to net proceeds of $434.7 million received from the private placement of our 2029 Notes and $35.6 million received from the issuance of our common stock. These increases were partially offset by $277.5 million of cash and cash equivalents contributed to Theravance Biopharma in connection with the Spin-Off and payments of cash dividends of $28.3 million to our stockholders.

Net cash provided by financing activities in the first nine months of 2013 of $384.8 million was due to net proceeds of $281.6 million received from the January 2013 issuance of 2.125% convertible subordinated notes due in 2023 and net proceeds from the issuance of common stock of $140.0 million, partially offset by $36.8 million of payments on privately-negotiated capped call option transactions in connection with the issuance of the notes.

Off-Balance Sheet Arrangements

Due to the Spin-Off, the leases for the facilities in South San Francisco, California, which formerly served as our headquarters, were assigned to Theravance Biopharma. We would be held liable by the landlord if Theravance Biopharma default under its lease obligations, and thus, we have in substance guaranteed the payments under the lease agreements for the South San Francisco facilities. As of September 30, 2014, the total lease payments for the duration of the lease, which runs through May 2020, are approximately $34.6 million. We would be also responsible for lease related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. We recorded a long-term liability of $1.3 million on our condensed consolidated balance sheet as of September 30, 2014 related to the estimated fair value of this guarantee.

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

In May 2014, the Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off as the performance conditions associated with these awards were unlikely to be consistent with the new strategies of each company following the separation. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the cash and equity awards. Stock-based compensation expense of $3.8 million associated with this portion of the equity awards after the modification is expected to be recognized by us during the twelve month period that commenced in June 2014. The remaining 63,000 RSAs outstanding under this equity award remain subject to performance and service conditions. In addition, the remaining RSAs outstanding under these awards are entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock, which will also be subject to the same performance and service conditions as the RSAs.  The maximum amount payable by us under these modified cash bonus awards is $0.5 million and the remaining tranches of the cash bonus awards were forfeited.

Contractual Obligations and Commercial Commitments

Pursuant to our LABA Collaboration Agreement with GSK, we were obligated to make milestone payments to GSK totaling as much as $220.0 million if both a single-agent and a combination product or two different combination products were launched in multiple regions of the world. As of September 30, 2014, we have paid a total of $210.0 million of these milestones, and have a payable of $10.0 million related to the launch and approval of BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe. The final milestone payment of $10.0 million was made in October 2014, which completed our obligation to GSK related to these milestone payments. These milestone fees paid or owed to GSK were capitalized as finite-lived intangible assets, which are being amortized over their estimated useful lives commencing upon commercial launch.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 issued by our wholly-owned subsidiary.

	Payments Due by Period as of September 30, 2014
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
2023 Notes	255,109	—	—	—	255,109
2029 Notes	450,000	*	*	*	*
Total	$705,109

*                 The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties due to us under the LABA Collaboration with GSK commencing on April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029. The amounts in the segregated bank account can only be used to make interest and principal payments on the 2029 Notes. In addition, prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by interest shortfall amount for that period. Since the principal and interest payments on the 2029 Notes are based on royalties from product sales recorded by GSK, which can vary from quarter to quarter and are unknown to us, these amounts are not included in the above table. See Note 9, “Long-Term Debt” of the accompanying consolidated financial statements for further information.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Equity Market Risk

As of September 30, 2014, we hold ordinary shares of Theravance Biopharma with a fair value of $10.1 million. These equity securities are restricted securities and can only be resold pursuant to a registration statement or an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). We expect to be able to sell these shares pursuant to Rule 144 promulgated under the Securities Act after the satisfaction of a six-month holding period. The fair value of the equity securities could be adversely affected as ordinary shares are susceptible to stock market fluctuations and to volatile increases and decreases in value. A 10% decrease in the fair value of this equity security would result in a loss in fair value of approximately $1.0 million.

Interest Rate Risk

As of September 30, 2014, the fair value of our convertible notes due in 2023 was estimated to be $239.3 million, based on available pricing information. The 2023 Notes bear interest at a fixed rate of 2.125% and are subject to interest rate risk because the fixed interest rates under this obligation may exceed current interest rates. The effective interest rate by year of expected maturity for our convertible notes or the earliest in which the note holders may put the debt to us is 2.38% each year.

As of September 30, 2014, the fair value of our non-recourse notes due 2029 was estimated to be $454.5 million, based on available pricing information. The 2029 Notes bear interest at a fixed rate of 9% per annum. This obligation is subject to interest rate risk because the fixed interest rates under this obligation may exceed current interest rates. The effective interest rate by year of expected maturity for our non-recourse notes due 2029 is 9.78% each year.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) (i) is recorded, processed, summarized and reported within required time periods and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

On June 2, 2014, we completed the Spin-Off of Theravance Biopharma, Inc. Since the Spin-Off of Theravance Biopharma, Inc., we have significantly downsized our operations and, as of October 31, 2014, we had nine employees managing our intellectual property, licensing operations and late-stage partnered respiratory assets with GSK as well as providing for certain essential reporting and management functions of a public company. Under a transition services agreement, Theravance Biopharma, Inc. continues to support the financial reporting function for Theravance, Inc. during a transition period. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during our most recent fiscal quarter which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Risks Related to our Business

For the foreseeable future we will derive all of our royalty revenues from GSK and our future success depends on GSK’s ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK.

Pursuant to the GSK Agreements, GSK is responsible for the development and commercialization of products in the partnered respiratory programs.  Our current revenues consist, and future revenues will consist, almost entirely of royalties from the sale of products in the respiratory programs partnered with GSK, although we may receive milestone payments from GSK if certain development milestones are achieved in our MABA program licensed to GSK. The amount and timing of revenue from such royalties and milestones is unknown and highly uncertain.  Our future success depends primarily upon the performance by GSK of its commercial obligations under the GSK Agreements. The initial sales performance for both BREO® ELLIPTA® and ANORO® ELLIPTA® is currently below our expectations. We have no control over GSK’s marketing and sales efforts, and GSK might not be successful, which would harm our business and the price of our securities could fall.

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

•                  decisions as to the timing of product launches, pricing and discounts;

•                  GSK’s ability to expand the indications for which our partnered products can be marketed;

•                  GSK’s ability to obtain regulatory approval of our partnered products in additional countries; or

•                  the unfavorable outcome of any potential litigation relating to our partnered products.

If the commercialization of RELVAR®/BREO® ELLIPTA® in the countries in which it has received regulatory approval encounter any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor or our expectations, our business will be harmed, and the price of our securities could fall.

Under our agreements with our collaborative partner GSK, GSK has full responsibility for commercialization of BREO® ELLIPTA® and RELVAR® ELLIPTA®. GSK launched BREO® ELLIPTA® into the U.S. and Canadian markets in October 2013 and January 2014, respectively. GSK launched RELVAR® ELLIPTA® in Japan during December 2013 and in the United Kingdom, Germany and Denmark during January 2014. It has since been launched in other countries. BREO® ELLIPTA® is the proprietary name in the United States (U.S.) and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada. The commercial launch of BREO® ELLIPTA® has been relatively slow, as this is a primary care product and we believe it will take time to obtain payor coverage and increase physician awareness. In addition, GSK recently stated that it has experienced more restrictive formulary access and lower net pricing in the U.S. respiratory market than it expected, which may indicate broader weakness in the respiratory markets targeted by BREO® ELLIPTA® and RELVAR® ELLIPTA®. As a result, some analysts have adjusted their sales forecasts downward from previous projections. Any further delays or adverse developments or perceived additional delays or adverse developments with respect to the commercialization of RELVAR®/BREO® ELLIPTA® in the countries in which RELVAR®/BREO® ELLIPTA® has received regulatory approval, including if sales or payor coverage do not meet investor or our expectations, will significantly harm our business and the price of our securities could fall.

If the commercialization of ANORO® ELLIPTA® (UMEC/VI) in the countries in which it has received regulatory approval encounter any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor or our expectations, our business will be harmed, and the price of our securities could fall.

ANORO® ELLIPTA® (UMEC/VI) was launched by GSK in the U.S. in April 2014 and in Japan in September 2014 and made available for purchase in Canada in April 2014 and in the European Union (EU) in June 2014. ANORO® ELLIPTA® is the proprietary name in the U.S. and Canada and Japan and ANORO® is the proprietary name in Europe. Although it is still early in the launch cycle, the ANORO® ELLIPTA® launch has also been slow, as this is also a primary care product and we believe it will take time to obtain payor coverage and increase physician awareness. In addition, GSK recently stated that it has experienced more restrictive formulary access and lower net pricing in the U.S. respiratory market than it expected, which may indicate broader weakness in the respiratory markets targeted by ANORO® ELLIPTA®.  Any delays or adverse developments or perceived delays or adverse developments with respect to the commercialization of ANORO® ELLIPTA® in countries in which ANORO® ELLIPTA® has received regulatory approval, including if sales or payor coverage do not meet investor or our expectations, will significantly harm our business and the price of our securities could fall.

If the U.S. Food and Drug Administration (“FDA”) does not approve the supplemental New Drug Application (“sNDA”) for a fixed dose combination of FF/VI as a once-daily treatment for asthma in patients aged 12 years and older, or if the PDUFA date is extended, or if the approval contains restrictions or limitations on usage, our business will be significantly harmed, and the price of our securities could fall.

In June 2014, we and GSK announced the submission of a sNDA to the FDA for a fixed dose combination of FF/VI as a once-daily treatment for asthma in patients aged 12 years and older.  The FDA determined the action target date under the Prescription Drug User Fee Act (PDUFA-V) to be April 30, 2015. Any adverse developments, results or delays or perceived adverse developments, results or delays with respect to the asthma sNDA or the FF/VI Phase 3 program will significantly harm our business and could cause the market price of our securities to decline. Examples of such adverse developments include, but are not limited to:

•                  not every study, nor every dose in every study, in the Phase 3 asthma program for FF/VI achieved its primary endpoint and regulatory authorities may determine that additional clinical studies are required;

•                  safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs, other studies of FF/VI, or previous studies with other LABAs; and

•                  any change in FDA policy or guidance regarding the use of LABAs to treat asthma.

On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA now requires that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, in March 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it is requiring the manufacturers of currently marketed LABAs to conduct additional randomized, double-blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. Results from these post-marketing studies are expected in 2017. It is unknown at this time what, if any, effect these or future FDA actions will have on the prospects for FF/VI. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in the FDA requiring additional asthma clinical trials in the U.S. for FF/VI and increase the overall risk of FF/VI for the treatment of asthma in the U.S.  We cannot predict the extent to which new FDA policy or guidance might significantly impede the discovery, development, production and marketing of FF/VI.  Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma may significantly harm our business and the price of our securities could fall.

Any adverse developments to the regulatory status of either RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA® in the countries in which they have received regulatory approval including labeling restrictions, safety findings, or any other limitation to usage, will harm our business and may cause the price of our securities to fall.

Although RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA® are approved and marketed in a number of countries, it is possible that adverse changes to the regulatory status of these products could occur in the event new safety issues are identified, treatment guidelines are changed, or new studies fail to demonstrate product benefits. A number of notable pharmaceutical products have experienced adverse developments during commercialization that have resulted in the product being withdrawn, approved uses being limited, or new warnings being included. In the event that any adverse regulatory change were to occur to any of our products, our business will be harmed and the price of our securities will fall.

Any adverse developments or results or perceived adverse developments or results with respect to the Phase 3 programs for FF/VI in asthma or COPD, for UMEC/VI in COPD, or any future studies will significantly harm our business and the price of our securities could fall, and if regulatory authorities in those countries in which approval has not yet been granted determine that the Phase 3 programs for FF/VI in asthma or COPD or the Phase 3 programs for UMEC/VI for COPD do not demonstrate adequate safety and efficacy, the continued development of FF/VI or UMEC/VI or both may be significantly delayed, they may not be approved by these regulatory authorities, and even if approved it may be subject to restrictive labeling, any of which will harm our business, and the price of our securities could fall.

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

Many of the pharmaceutical companies competing in respiratory markets are international in scope with substantial financial, technical and personnel resources that permit them to discover, develop, obtain regulatory approval and commercialize new products in a highly efficient and low cost manner at competitive prices to consumers. In addition, many of these competitors have substantial commercial infrastructures that facilitate commercializing their products in a highly efficient and low cost manner at competitive prices to consumers. The market for products developed for treatment of COPD and asthma continues to experience significant innovation and reduced cost in bringing products to market over time. There can be no assurance that these products will not be replaced by new products that are deemed more effective at lower cost to consumers. The ability of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® to succeed and achieve the anticipated level of sales depends on the commercial and development performance of GSK to achieve and maintain a competitive advantage over other products with the same intended use in the targeted markets.

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

We and GSK are developing UMEC/VI/FF (LAMA/LABA/ICS) and MABA/FF as potential triple combination treatments for COPD and, potentially, asthma. As a result of the Spin-Off and the associated assignment of most of our economic rights in these programs to Theravance Biopharma, Inc, if these programs are successful and GSK and the respiratory market in general views triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, our business could be harmed, and the price of our securities could fall.

Under our LABA Collaboration Agreement with GSK, we and GSK are exploring various paths to create triple therapy respiratory medications. The use of triple therapy is supported by the GOLD (“Global initiative for chronic Obstructive Lung Disease”) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two separate bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA® dry powder inhaler, referred to as UMEC/VI/FF or the “closed triple.” Prior to the Spin-Off, we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of UMEC/VI/FF (as well as MABA and MABA/FF) if such products were successfully developed, approved and commercialized. As a result of the transactions effected by the Spin-Off, however, we are now only entitled to receive 15% of the royalties payable by GSK from sales of UMEC/VI/FF (and MABA, and MABA/FF). In July 2014, we and GSK announced the initiation of a large, global Phase 3 study for the closed triple in patients with COPD. If this Phase 3 study (or any other closed triple Phase 3 studies that may be initiated in the future) is successful, GSK and the respiratory market in general may view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. In such event the commercialization of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® could be adversely affected, which in turn could result in lower royalties to us. Furthermore, if the closed triple (or MABA /FF) receives regulatory approval in either the United States or the European Union, GSK’s diligent efforts obligations regarding commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future

Restrictions or reductions on pricing and reimbursement from governments, payors, or other healthcare cost containment initiatives, may negatively impact royalties generated under the GSK Agreements.

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

The Patient Protection and Affordable Care Act and other potential legislative or regulatory action regarding healthcare and insurance matters, along with the trend toward managed healthcare in the United States, could influence the purchase of healthcare products and reduce demand and prices for our partnered products. This could harm GSK’s ability to market our partnered products and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of the Patient Protection and Affordable Care Act and further agency regulations that are have and are expected to emerge in connection with this act could significantly reduce potential revenues from the sale of our partnered products. For example, while GSK launched BREO® ELLIPTA® for the treatment of COPD in the United States in October 2013 and launched RELVAR® ELLIPTA® in certain countries in the European Union in early 2014, GSK has experienced significant challenges in gaining acceptance for RELVAR®/BREO® ELLIPTA® for treatment of COPD by some of the largest healthcare payors and providers. Additionally, recent actions by pharmaceutical benefit management organizations in the US have increased discount levels for respiratory products resulting in lower net sales pricing realized for product in our collaboration. Further, if the ongoing Phase 3b studies with FF/VI do not show improved outcomes relative to the standard of care, obtaining payor coverage for RELVAR®/BREO® ELLIPTA® could become more difficult. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for GSK to sell our partnered products that have been or may be approved in the future at a price acceptable to us or GSK, which may cause the price of our securities to fall.

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

On June 2, 2014, we completed the separation of our businesses into two independent, publicly traded companies by separating our late-stage partnered respiratory assets from our biopharmaceutical operations; the lengthy, complicated and ongoing process to separate the two businesses has and will continue to divert the attention of our management and employees, may disrupt our operations, and has and will continue to increase our professional services expenses through the balance of 2014 and in 2015.

On April 25, 2013, we announced our intention to separate our businesses into two independent, publicly traded companies. On August 1, 2013, the company to be spun-off, Theravance Biopharma, filed a preliminary Form 10 with the SEC, and subsequent amendments throughout 2013 and the spring of 2014. The Spin-Off was completed on June 2, 2014. Theravance continues to be responsible for all development and commercial activities under the GSK Agreements. Theravance is eligible to receive the associated royalty revenues from FF/VI (RELVAR®/BREO® ELLIPTA®), UMEC/VI (ANORO® ELLIPTA®) and potentially VI monotherapy and 15% of the aggregate potential royalty revenues payable to Theravance Respiratory Company, LLC from UMEC/VI/FF, MABA, and MABA/FF and other products that may be developed under the GSK Agreements. Theravance Biopharma is now a separate and independent publicly traded biopharmaceutical company focusing on the discovery, development and commercialization of small-molecule medicines in areas of significant unmet medical need.

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

We may not be able to utilize all of our net operating loss carryforwards.

We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the United States.  As a part of the overall Spin-Off transaction, the transfer of certain assets by us to Theravance Biopharma and our distribution of Theravance Biopharma ordinary shares resulted in taxable transfers pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma will generally equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although we will not recognize any gain with respect to the cash we transferred to Theravance Biopharma, we may recognize substantial gain based on the fair market value of the other assets (other than cash) transferred to Theravance Biopharma. The determination of the fair market value of these assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service (“IRS”), which could result in an increase in the amount of gain realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Internal Revenue Code of 1986 (the “Code”).  Prior to the Spin-Off, we conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2013, and concluded that we had undergone two ownership changes in prior years. We had approximately $1.1 billion of net operating loss carryforward as of September 30, 2014. We currently expect our net operating loss carryforward and current projected losses for the 2014 taxable year will generally fully offset the U.S. federal income tax resulting from the gains we will realize in connection with the pre Spin-Off restructuring and distribution of Theravance Biopharma ordinary shares. However, the amount of our net operating loss carryforward that will be used is uncertain in part due to subjective nature of a valuation of the transferred assets as described above. There may be alternative minimum tax federal tax liability to the extent such gains are offset with net operating loss carryforwards from prior years.  Because U.S. tax law limits the time during which carryforwards may be applied against future taxes, we may not be able to take full advantage of the carryforwards for federal income tax purposes. In addition, federal and state tax laws pertaining to net operating loss carryforwards may be changed from time to time such that the net operating loss carryforwards may be reduced or eliminated. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future income will not be shielded from federal and state income taxation, and the funds otherwise available for general corporate purposes would be reduced.

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

The Spin-Off resulted in substantial changes in our Board and management. If we fail to hire and effectively integrate new executive officers into our organization, the future development and commercialization of our product candidates may suffer, harming future regulatory approvals, sales of our product candidates or our results of operations.

Since the Spin-Off, substantially all of our directors and senior management team has changed. Our current board and management team has only been working together for a relatively short period of time. In addition, Rick E Winningham resigned as our president and chief executive officer effective as of August 15, 2014 and as chairman of our Board and as a director effective as of October 30, 2014. We have appointed Michael W. Aguiar as our chief executive officer and as a member of our Board and recently appointed Eric d’Esparbes as our chief financial officer. We expect to continue to expand our management team in the future. Our future performance will depend significantly on our ability to successfully integrate our new directors into our Board and our new chief executive officer, chief financial officer and other recently and subsequently hired executive officers into our management team, and on those individuals’ ability to develop and maintain an effective working relationship. Our failure to integrate recently and subsequently appointed directors and executive officers, including our new chief executive officer and chief financial officer, with other members of management could result in inefficiencies in the conduct of our business, which can adversely affect our results of operations.

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

From mid-1997 until the Spin-Off, we were engaged in discovering and developing compounds and product candidates and we never generated sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve sustained profitability. As of September 30, 2014, we had an accumulated deficit of approximately $1.7 billion. Although we expect to have a substantial reduction in our expenses in future periods as a result of the Spin-Off, we will continue to incur losses until royalties from the sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® exceed total expenses, including interest expenses, and our revenues and operating results will likely fluctuate from period to period. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities, our ability to return capital to stockholders and continue operations.

We may not be successful in our efforts to expand our portfolio of royalty generating products.

In the future, we may choose to acquire rights to one or more additional royalty generating products.  However, we may be unable to license or acquire rights to suitable royalty generating products for a number of reasons. In particular, the licensing and acquisition of pharmaceutical product rights is a competitive area. Several more established companies are also pursuing strategies to license or acquire rights to royalty generating products. These established companies may have a competitive advantage over us. Other factors that may prevent us from licensing or otherwise acquiring rights to suitable royalty generating products include the following:

•                  we may be unable to license or acquire the rights on terms that would allow us to make an appropriate return from the product;

•                  companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•                  we may be unable to identify suitable royalty generating products.

If we are unable to acquire or license rights to suitable royalty generating product candidates, our business may suffer.

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our debt, which could adversely affect the amount or timing of distributions to our stockholders.

As of September 30, 2014 we had approximately $710 million in total long-term liabilities outstanding, comprised primarily of $255.1 million in principal that remains outstanding under our 2.125% Convertible Subordinated Notes due 2023 (the “2023 Notes”) and $450 million in principal that remains outstanding under our 9% fixed rate term notes due 2029 (the “2029 Notes”). The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. This could adversely affect the amount or timing of any distributions to our stockholders.

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

All of our current and projected revenues are derived from products under the GSK Agreements. Any action or inaction by either GSK or us that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between the parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for our partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In addition, while we obtained GSK’s consent to the Spin-Off as structured, GSK could decide to challenge various aspects of our post-Spin-Off operation of Theravance Respiratory Company, LLC (“TRC”), the limited liability company jointly owned by us and Theravance Biopharma as violating or allowing it to terminate the GSK Agreements. Although we believe our operation of TRC fully complies with the GSK Agreements and applicable law, there can be no assurance that we would prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any market or investor uncertainty about the respiratory programs partnered with GSK or the enforceability of the GSK Agreements could result in significant reduction in the market price of our securities and other material harm to our business.

Because GSK is a strategic partner as well as a significant stockholder, it may take actions that in certain cases are materially harmful to both our business or to our other stockholders.

Although GSK beneficially owns approximately 26.7% of our outstanding capital stock as of October 31, 2014, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to its products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/THRX respiratory products, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on the stock price of the Company. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®.  Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of UMEC/VI/FF or a MABA/ICS in either the U.S. or the European Union, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future.

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

As of October 31, 2014, GSK beneficially owned approximately 26.7% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock in certain circumstances. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

As of October 31, 2014, GSK beneficially owned approximately 26.7% of our outstanding capital stock. GSK may vote at its sole discretion on any proposal to effect a change of control of us or for us to issue equity securities to one or more parties that would result in that party or parties beneficially owning more than 20% of our outstanding capital stock. Our governance agreement with GSK requires us to exempt GSK from our stockholder rights plan, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us.

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

•                  any adverse developments or results or perceived adverse developments or results with respect to the on-going development of FF/VI with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for FF/VI or any indication from clinical or non-clinical studies, including the large Phase 3b program, that FF/VI is not safe or efficacious or does not sufficiently differentiate itself from alternative therapies;

•                  any adverse developments or results or perceived adverse developments or results with respect to the on-going development of UMEC/VI with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for UMEC/VI, any indication from clinical or non-clinical studies that UMEC/VI is not safe or efficacious;

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

•                  relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 35.7% of our outstanding capital stock as of October 31, 2014 based on our review of publicly available filings);

•                  any adverse developments or perceived adverse developments with respect to the business separation; and

•                  potential sales or purchases of our capital stock by GSK.

We may be unable to or elect not to pay our quarterly dividend payment.

We currently plan to pay a regular quarterly dividend, subject to quarterly board of director approval. The payment of, or continuation of, the quarterly dividend is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of dividends in the United States, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. Future dividends may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and our working capital and debt maintenance requirements; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price.

Concentration of ownership will limit your ability to influence corporate matters.

As of October 31, 2014, GSK beneficially owned approximately 26.7% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 0.7% of our outstanding capital stock. Based on our review of publicly available filings as of October 31, 2014, our three largest stockholders other than GSK collectively owned approximately 35.7% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2014, we completed the sale of 172,651 shares of our common stock to Glaxo Group Limited, an affiliate of GSK, at a price of $22.66 per share, resulting in aggregate gross proceeds of $3.9 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no underwriting discounts or commissions were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07

4.3	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

4.4	Indenture dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	1/25/13

4.5	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)

10.1+	Offer Letter with Michael W. Aguiar dated August 5, 2014

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the three months and nine months ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

+                                         Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.

Date: November 4, 2014	/s/ Michael W. Aguiar
Michael W. Aguiar
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2014	/s/ Eric d’Esparbes
Eric d’Esparbes
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)