Form 10-Q
period 2015-03-31
THERAVANCE INC
filed 2015-05-08
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of registrant’s common stock outstanding on April 30, 2015 was 116,872,733.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$141,186	$96,800
Short-term marketable securities	109,954	143,698
Related party receivables from collaborative arrangements	10,239	10,550
Prepaid expenses and other current assets	1,013	1,134
Total current assets	262,392	252,182
Marketable securities	3,932	42,856
Property and equipment, net	303	324
Captialized fees paid to a related party, net	204,735	208,191
Other assets	17,337	18,101
Total assets	$488,699	$521,654

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,025	$—
Payable to Theravance Biopharma, Inc.	126	1,056
Accrued personnel-related expenses	1,063	1,959
Accrued interest payable	6,195	7,551
Other accrued liabilities	1,686	2,108
Deferred revenue	885	1,082
Total current liabilities	10,980	13,756
Convertible subordinated notes, due 2023	255,109	255,109
Non-recourse notes, due 2029	476,954	470,527
Deferred rent	89	105
Other long-term liabilities	1,947	1,718
Deferred revenue	3,763	3,788
Commitments and contingencies (Notes 3, 6, and 9)
Stockholders’ Deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 116,920 and 116,445 shares issued as of March 31, 2015 and December 31, 2014, respectively	1,169	1,164
Treasury stock: 150 shares at March 31, 2015 and December 31, 2014	(3,263)	(3,263)
Additional paid-in capital	1,426,297	1,452,504
Accumulated other comprehensive loss	(12)	(87)
Accumulated deficit	(1,684,334)	(1,673,667)
Total stockholders’ deficit	(260,143)	(223,349)

Total liabilities and stockholders’ deficit	$488,699	$521,654

See accompanying notes to condensed consolidated financial statements.

*                    Condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $3,456 and $1,780 for the three months ended March 31, 2015 and 2014	$6,674	$(1,050)
Revenue from collaborative arrangements from a related party, net	222	270
Total net revenue	6,896	(780)

Operating expenses:
Research and development	712	2,687
General and administrative	5,439	11,256
Total operating expenses	6,151	13,943

Income (loss) from operations	745	(14,723)

Other income (expense), net	1,178	(3)
Interest income	116	188
Interest expense	(12,706)	(1,644)
Loss from continuing operations	(10,667)	(16,182)
Loss from discontinued operations (Notes 1 and 11)	—	(51,521)
Net loss	$(10,667)	$(67,703)

Basic and diluted net loss per share:
Continuing operations	$(0.09)	$(0.15)
Discontinued operations	—	(0.47)
Basic and diluted net loss per share	(0.09)	(0.62)

Cash dividends declared per common share	$0.25	$—

Shares used to compute basic and diluted net loss per share	114,658	109,859

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014

Net loss	$(10,667)	$(67,703)

Other comprehensive income:
Unrealized gain on marketable securities	1,226	9
Less: Realized gain on marketable securities	(1,151)	—
Comprehensive loss	$(10,592)	$(67,694)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(10,667)	$(67,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,483	2,638
Stock-based compensation	1,933	13,535
Amortization of premium on short term investment	233	762
Interest added to the principal balance of the non-recourse term notes due 2029	6,427	—
Realized gain on sale of marketable securities, net	(1,204)	—
Amortization of debt issuance costs	764	—
Other non-cash items	(2)	(2)
Changes in operating assets and liabilities:
Accounts receivable	—	(178)
Receivables from collaborative arrangements	311	2,316
Prepaid expenses and other current assets	121	(2,132)
Inventories	—	(430)
Other assets	—	(998)
Accounts payable	1,025	(1,174)
Payable to Theravance Biopharma, Inc., net	(930)	—
Accrued personnel-related expenses and other accrued liabilities	(1,516)	4,448
Accrued interest payable	(1,356)	(1,527)
Deferred rent	(16)	116
Deferred revenue	(222)	(308)
Net cash used in operating activities	(1,616)	(50,637)

Cash flows from investing activities
Purchases of property and equipment	(6)	(1,620)
Purchases of marketable securities	(8,457)	(56,649)
Maturities of marketable securities	25,075	122,399
Sales of marketable securities	57,098	5,000
Payments for capitalized fees paid to a related party	—	(55,000)
Net cash provided by investing activities	73,710	14,130

Cash flows from financing activities
Proceeds from issuances of common stock, net	1,086	18,272
Payments of cash dividends to stockholders	(28,794)	—
Net cash (used in) provided by financing activities	(27,708)	18,272

Net increase (decrease) in cash and cash equivalents	44,386	(18,235)
Cash and cash equivalents at beginning of period	96,800	143,510

Cash and cash equivalents at end of period	$141,186	$125,275

Supplemental disclosure of cash flow information
Cash paid for interest	$6,870	$3,055

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Theravance, Inc. (“Theravance”, the “Company”, or “we” and other similar pronouns) is a royalty management company focused on maximizing the potential value of the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR ® /BREO ® ELLIPTA ® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA ® (umeclidinium bromide/ vilanterol, “UMEC/VI”), with the intention of providing capital returns to stockholders. Under the Long-Acting Beta 2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), Theravance is eligible to receive the associated royalty revenues from RELVAR ® /BREO ® ELLIPTA ® , ANORO® ELLIPTA ® and if approved and commercialized, VI monotherapy. Theravance is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist-Beta 2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement (“LABA Collaboration”), which has been assigned to TRC other than RELVAR ® /BREO ® ELLIPTA ® , ANORO® ELLIPTA ® and VI monotherapy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive loss and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2015 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.

Business Separation

On June 1, 2014, we separated our biopharmaceutical research and drug development operations from our late-stage partnered respiratory assets by transferring our research and drug development operations into our then wholly- owned subsidiary, Theravance Biopharma, Inc. (“Theravance Biopharma”). We contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma and all outstanding shares of Theravance Biopharma were then distributed to Theravance stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares held of our common stock to stockholders of record on May 15, 2014 (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly traded company.

The results of operations for the former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included as part of this report as discontinued operations. Refer to Note 11 “Discontinued Operations” for further information.

Variable Interest Entities

We evaluate our ownership, contractual and other interest in entities to determine if they are variable-interest entities (“VIE”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements. We consolidate the financial results of TRC, which we have determined to be a VIE, because we have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from, TRC. The financial position and results of operations of TRC are not material as of and for the three months ended March 31, 2015 and 2014 and as of December 31, 2014.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (“ASU 2015-03”), in order to simplify the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We plan to adopt ASU 2015-03 on January 1, 2016. Upon adoption of ASU 2015-03, we will present our debt issuance costs, which are currently included in other assets in the condensed consolidated financial statements, as a deduction to our long-term debt.

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

For the three months ended March 31, 2015 and 2014, diluted and basic net loss per common share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three months ended March 31,
(In thousands)	2015(1)	2014
Outstanding options and awards granted under equity incentive plan and ESPP	5,866	5,747
Unvested RSAs	1,930	2,193
Shares issuable upon conversion of convertible subordinated notes	12,494	10,347
	20,290	18,287

(1)

Includes 4.5 million options, 0.6 million restricted stock units, and 1.2 million unvested restricted stock awards retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off. Subsequent to the Spin-Off, stock-based compensation expense associated with the awards held by Theravance Biopharma employees granted prior to the Spin-Off is recognized by Theravance Biopharma.

3. Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue from collaborative arrangements from continuing operations relates to our collaborative arrangement with GSK. Net revenue from other collaborative arrangements is reflected as discontinued operations in the condensed consolidated statements of operations. Refer to Notes 1 and 11, “Description of Operations and Summary of Significant Accounting Policies” and “Discontinued Operations” for further information.

Net revenue recognized under our GSK Agreements was as follows:

	Three months ended March 31,
(In thousands)	2015	2014
Royalties from a related party	$10,130	$730
Less: amortization of capitalized fees paid to a related party	(3,456)	(1,780)
Royalty revenue	6,674	(1,050)
Strategic alliance - MABA program license	222	270
Total net revenue from GSK	$6,896	$(780)

LABA Collaboration

In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (“COPD”) and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (“LAMA”), umeclidinium bromide (“UMEC”), with a LABA, VI. For the treatment of asthma, RELVAR® ELLIPTA® is approved in multiple regions outside of North America and FF/VI was approved as a once-daily inhaled treatment for asthma in patients aged 18 years and older in the U.S.

As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, we were obligated to pay milestone fees to GSK totaling $220.0 million, all of which was paid as of December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing development and commercialization activities under the GSK Agreements that are expected to continue over the life of the agreements. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product.

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

Amortization expense resulting from the milestone fees paid to GSK, which are recognized as capitalized fees paid to a related party, is a non-cash reduction to royalty revenue. When amortization expense exceeds amounts recognized for royalty revenue, negative revenue would be reported in our condensed consolidated statements of operations.

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

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off of Theravance Biopharma, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK’s consent to the Spin-Off provided certain conditions were met. In addition, we and GSK also entered into amendments to the GSK Agreements, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement was effective on June 1, 2014 when we transferred our research and drug development operations to Theravance Biopharma. Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had a right to purchase these shares of Theravance Biopharma from us, but this right expired unexercised. Accordingly, at December 31, 2014, we owned 436,802 ordinary shares of Theravance Biopharma, which were accounted for as marketable securities in the condensed consolidated balance sheet. During the three months ended March 31, 2015, we sold all of the ordinary shares of Theravance Biopharma, Inc. that we held at December 31, 2014. Refer to Note 4 “Available-for-Sale Securities and Fair Value Measurements” for further information.

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

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The classification of available-for-sale securities in the condensed consolidated balance sheets is as follows:

(In thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$132,007	$95,090
Short-term marketable securities	109,954	143,698
Marketable securities	3,932	42,856
Total	$245,893	$281,644

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$12,505	$12	$—	$12,517
U.S. government agencies	18,471	3	(3)	18,471
U.S. corporate notes	72,941	7	(31)	72,917
U.S. commercial paper	9,981	—	—	9,981
Money market funds	132,007	—	—	132,007
Total	$245,905	$22	$(34)	$245,893

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment Loss	Estimated Fair Value
U.S. government securities	$30,019	$24	$—	$—	$30,043
U.S. government agencies	34,756	6	(12)	—	34,750
U.S. corporate notes	80,880	5	(110)	—	80,775
U.S. commercial paper	34,469	—	—	—	34,469
Ordinary shares of Theravance Biopharma	10,269	—	—	(3,752)	6,517
Money market funds	95,090	—	—	—	95,090
Total	$285,483	$35	$(122)	$(3,752)	$281,644

At March 31, 2015, all of the available-for-sale securities had contractual maturities within two years and the weighted average duration of marketable securities was approximately five months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at March 31, 2015 were temporary in nature. All marketable securities with unrealized losses at March 31, 2015 have been in a loss position for less than twelve months.

During the three months ended March 31, 2015, we sold all of the ordinary shares of Theravance Biopharma, Inc. that we held at December 31, 2014, which resulted in a gain on sale of $1.2 million, which is included in other income (expense), net in the condensed consolidated statement of operations.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements at Reporting Date Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at March 31, 2015
U.S. government securities	$12,517	$—	$—	$12,517
U.S. government agencies	—	18,471	—	18,471
U.S. corporate notes	—	72,917	—	72,917
U.S. commercial paper	—	9,981	—	9,981
Money market funds	132,007	—	—	132,007
Total assets measured at estimated fair value	$144,524	$101,369	$—	$245,893
Liabilities at March 31, 2015
Convertible subordinated notes due 2023	$—	$223,220	$—	$223,220
Non-recourse notes due 2029	—	469,800	—	469,800
Total fair value of liabilities	$—	$693,020	$—	$693,020

	Estimated Fair Value Measurements at Reporting Date Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2014
U.S. government securities	$30,043	$—	$—	$30,043
U.S. government agencies	—	34,750	—	34,750
U.S. corporate notes	—	80,775	—	80,775
U.S. commercial paper	—	34,469	—	34,469
Ordinary shares of Theravance Biopharma	6,517	—	—	6,517
Money market funds	95,090	—	—	95,090
Total assets measured at estimated fair value	$131,650	$149,994	$—	$281,644
Liabilities at December 31, 2014
Convertible subordinated notes due 2023	$—	$197,095	$—	$197,095
Non-recourse notes due 2029	—	456,411	—	456,411
Total fair value of liabilities	$—	$653,506	$—	$653,506

The fair value of our marketable securities classified within Level 2 were derived from observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

The fair value of our convertible subordinated notes due 2023 and non-recourse notes due 2029 is based on recent trading prices of the instruments, if applicable, or pricing models that utilize current observable market characteristics for similar types of instruments.

5. Capitalized Fees paid to a Related Party

Capitalized fees paid to a related party, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

	March 31, 2015				December 31, 2014
Weighted
Average
Remaining
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	(Years)	Value	Amortization	Value	Value	Amortization	Value
Approval and launch related milestone payments under the LABA Collaboration	14.8	$220,000	(15,265)	$204,735	$220,000	(11,809)	$208,191

These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. Additional information regarding these milestone fees is included in Note 3, “Collaborative Arrangements.” Amortization expense for the three months ended March 31, 2015 and 2014 was $3.5 million and $1.8 million, respectively. The remaining estimated amortization expense is $10.4 million for 2015, $13.8 million for each of the years from 2016 to 2020, and $125.3 million thereafter.

6. Stock-Based Compensation

Equity Incentive Plan

The 2012 Equity Incentive Plan (the “2012 Plan”) provides for the granting of incentive stock options, nonstatutory stock options, restricted stock awards, stock unit awards and SARs to employees, non-employee directors and consultants. As of March 31, 2015, the total shares remaining available for issuance under the 2012 Plan were 2,598,542.

Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the “ESPP”), our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The ESPP provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period composed of four consecutive six-month purchase periods. The purchase periods end on either May 15th or November 15th. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation. The maximum number of shares that an employee may purchase in any purchase period is 2,500. An employee may not purchase shares with a value greater than $25,000 in any calendar year.

As of March 31, 2015, total shares remaining available for issuance under the ESPP were 284,139.

Performance-Contingent RSAs

Since 2011, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved grants of performance-contingent RSAs to senior management and a non-executive officer. Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment. Recognition of stock based compensation expense begins when the performance goals are deemed probable of achievement.

Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment.  As of March 31, 2014, we determined that the achievement of the requisite performance conditions for vesting of the first tranche of these awards was probable and, as a result, $6.8 million of the total stock-based compensation expense was recognized in the three months ended March 31, 2014. The total stock-based compensation expense of $7.0 million for the first tranche was recognized through May 2014.  In connection with the Spin-Off, our Compensation Committee approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the separation. The modification acknowledged the Spin-Off and permitted recognition of achievement of certain of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the equity awards, for which $3.8 million is expected to be recognized by us during the twelve-month period that commenced in June 2014. The remaining 63,000 RSAs for which service-based vesting was not triggered at the time of the Spin-Off remain subject to new performance conditions (as well as the original service conditions). In addition, the RSAs for which both the performance and service-based conditions were not achieved prior to the Spin-Off were entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every 3.5 shares of Theravance common stock subject to their awards, which will also be subject to the same new performance and service conditions as the original RSAs to which they relate. As of March 31, 2015, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for the remaining equity awards.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
(In thousands)	2015	2014
Research and development	$235	$718
General and administrative	1,698	5,340
Stock-based compensation from continuing operations	1,933	6,058
Stock-based compensation from discontinued operations	—	7,477
Total stock-based compensation expense	$1,933	$13,535

As of March 31, 2015, unrecognized compensation expense, net of expected forfeitures for awards expected to vest, was as follows: $2.1 million related to unvested stock options; $2.1 million related to unvested RSUs; and $9.1 million related to unvested RSAs (including performance-contingent RSAs for which the performance milestones were determined to be probable of achievement).

Valuation Assumptions

No options were granted for the three months ended March 31, 2015.

For the three months ended March 31, 2014, we based the range of weighted-average estimated values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values, on estimates at the date of grant, as follows:

Risk-free interest rate	1.8% - 2.0%
Expected term (in years)	6
Volatility	60%
Dividend yield	—
Weighted-average estimated fair value of stock options granted	$21.29

7. Long-Term Debt

Our long-term debt consists of:

(In thousands)	March 31, 2015	December 31, 2014
Convertible Subordinated Notes due 2023	$255,109	$255,109
Non-Recourse Notes Payable due 2029	476,954	470,527
Total Long-Term Debt	$732,063	$725,636

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

The 2023 Notes were convertible, at the option of the holder, into shares of our common stock at an initial conversion rate of 35.9903 shares per $1,000 principal amount of the 2023 Notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $27.79 per share. Following the separation of Theravance Biopharma, a number of adjustments to the initial conversion rate have been made as described below.  Holders of the notes will be able to require us to repurchase some or all of their notes upon the occurrence of a fundamental change at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. We may not redeem the notes prior to their stated maturity date.

In connection with the offering of the 2023 Notes, we entered into two privately-negotiated capped call option transactions with a single counterparty. The capped call option transaction is an integrated instrument consisting of a call option on our common stock purchased by us with a strike price equal to the initial conversion price of $27.79 per share for the underlying number of shares and a cap price of $38.00 per share, both of which are subject to adjustments consistent with the 2023 Notes. The cap component is economically equivalent to a call option sold by us for the underlying number of shares with an initial strike price of $38.00 per share. As an integrated instrument, the settlement of the capped call coincides with the due date of the convertible debt. At settlement, we would receive from our hedge counterparty a number of shares of our common shares that would range from zero, if the stock price was below $27.79 per share, to a maximum of 2,779,659 shares, if the stock price is above $38.00 per share. However, if the market price of our common stock, as measured under the terms of the capped call transactions, exceeds $38.00 per share, there is no incremental anti-dilutive benefit from the capped call. The aggregate cost of the capped call options was $36.8 million.

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

In connection with the payments of cash dividends through March 31, 2015, the adjusted conversion rate with respect to our 2023 Notes was further adjusted from 46.9087 shares of our common stock per $1,000 principal amount of the 2023 Notes to 48.9758 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $20.42 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly to $20.42 and $27.92.

Non-Recourse Notes Due 2029

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 (the “2029 Notes”) issued by our wholly-owned subsidiary.

The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties due to us under the LABA Collaboration with GSK commencing on April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029. The amounts in the segregated bank account can only be used to make interest and principal payments on the 2029 Notes. At March 31, 2015, the balance of the segregated bank account was not material.

The 2029 Notes bear an annual interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014. The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period. During the three months ended March 31, 2015, $6.4 million of interest expense was added to the principal balance of the 2029 Notes. Since the principal and interest payments on the 2029 Notes are based on royalties from product sales recorded by GSK, which will vary from quarter to quarter and are unknown to us, the 2029 Notes may be repaid prior to the final maturity date in 2029.

In connection with the sale of the 2029 Notes, we incurred approximately $15.3 million in transaction costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

8. Shareholders’ Equity

For the three months ended March 31, 2015, GSK purchased 92,674 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of approximately $1.7 million.

On February 20, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. During the three months ended March 31, 2015, we paid $28.8 million in dividends. Unvested RSAs and certain unvested RSUs as of the record date are also entitled to dividends, which will only be paid when the RSAs and such RSUs vest and are released. For further information on the impact of the payments of the cash dividends on the 2023 Notes, refer to Note 7, “Long-Term Debt”.

9. Commitments and Contingencies

Special Long-Term Retention and Incentive Cash Awards Program

In 2011, we granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment.

As of March 31, 2014, we determined that the achievement of the requisite performance conditions for the first tranche of these awards was probable and, as a result, $9.1 million of cash bonus expense was recognized for the three months ended March 31, 2014, the majority of which is included in discontinued operations in the condensed consolidated statements of operations. In May 2014, the total cash bonus of $9.5 million for the first tranche was paid.

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

10. Income Taxes

We did not record a provision for income taxes for the three months ended March 31, 2015 and 2014, because we expect to and did generate a taxable net operating loss for the fiscal years ended December 31, 2015 and 2014. In addition, the deferred tax assets remain fully offset by a valuation allowance or uncertain tax position liabilities.

11. Discontinued Operations

On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. For further information on the Spin-Off, refer to Note 1 “Description of Operations and Summary of Significant Accounting Policies”. The significant components of the research and drug development operations, which are presented as discontinued operations on the condensed consolidated statements of operations, were as follows:

	Three months ended March 31,
(In thousands)	2015	2014
Net revenues (1)	$—	$945
Loss from discontinued operations (2)	—	(51,521)

(1)                                 Net revenues consist of revenue from product sales. Product sales were generated from sales of VIBATIV in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers ordered VIBATIV through these distributors. Commencing in the first quarter of 2014, revenue on the sale of VIBATIV was recorded on a sell-through basis, once the distributors sold the product to healthcare providers. Product sales were recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

(2)                                 Loss from discontinued operations decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to there being no impact of discontinued operations after the Spin- Off occurring in June 2014. Included in the loss from discontinued operations for the three months ended March 31, 2014 are external legal and accounting fees in connection with our separation strategy and the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011.

12. Subsequent Event

On April 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on June 12, 2015. Unvested RSAs and certain RSUs as of the record date are also entitled to dividends, which will only be paid when the RSAs and such RSUs vest and are released. The dividend will be paid on June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could materially differ from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited, to those discussed below in “Risk Factors” in Item 1A of Part II and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements on account of new information, future events or otherwise, except as required by law.

OVERVIEW

Executive Summary

Theravance, Inc. is a royalty management company focused on maximizing the potential value of the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”), with the intention of providing capital returns to stockholders. Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the “GSK Agreements”), Theravance is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and if approved and commercialized, VI monotherapy. Theravance is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement, which has been assigned to TRC other than RELVAR®/BREO®ELLIPTA®, ANORO® ELLIPTA® and VI monotherapy.

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

Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had a right to purchase these shares of Theravance Biopharma from us, but this right expired unexercised. Accordingly, at December 31, 2014, we owned 436,802 ordinary shares of Theravance Biopharma. During the three months ended March 31, 2015, we sold all of the ordinary shares of Theravance Biopharma, Inc. that we held at December 31, 2014.

As a royalty management company, we have designed our company structure and organization to be focused on managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, and providing for certain essential reporting and management functions of a public company. As of March 31, 2015, we had 12 employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Financial Highlights

For the three months ended March 31, 2015, our net loss from our continuing operations was $10.7 million, decrease of $5.5 million from $16.2 million for the three months ended March 31, 2014, primarily due to an increase in our royalty revenues and lower employee-related expenses, including stock-based compensation expense, as a result of decreased operations post Spin-Off, offset by an increase in interest expense from our non-recourse notes payable due 2029 (the “2029 Notes”). Cash, cash equivalents, and marketable securities, totaled $255.1 million at March 31, 2015, a decrease of $28.3 million from December 31, 2014. The decrease was primarily due to net cash used in operations of $1.6 million and payments of cash dividends of $28.8 million. These outflows were partially offset by net proceeds of $1.1 million received from issuances of our common stock.

Recent Developments

Declaration and Payment of Cash Dividends

On February 23, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. During the three months ended March 31, 2015, we paid $28.8 million in dividends. Unvested RSAs and certain unvested RSUs as of the record date are also entitled to dividends, which will only be paid when the RSAs and such RSUs vest and are released. In connection with the payments of these cash dividends, the conversion rate with respect to our 2.125% Convertible Subordinated Notes due 2023 (the “2023 Notes”) was adjusted.

Program Highlights

•                  The U.S. Food and Drug Administration approved BREO® ELLIPTA® (FF/VI) for the once-daily treatment of asthma in patients aged 18 years and older. BREO® ELLIPTA® is not indicated for the relief of acute bronchospasm.

•                  GSK and Theravance announced the launch of REVLAR® ELLIPTA® in Italy for the treatment of asthma in people 12 and over and for the treatment of patients with chronic obstructive pulmonary disease (“COPD”) who have an exacerbation history despite regular bronchodilator therapy.

•                  GSK and Theravance announced the launch of ANORO® ELLIPTA® in Spain, following the approval in Europe in May 2014 as a once-daily maintenance bronchodilator treatment to relieve symptoms in adult patients with COPD.

•                  In the first quarter of 2015, net sales of RELVAR®/BREO® ELLIPTA® by GSK were $59.9 million, composed of $21.6 million in the U.S. market and $38.3 million in non-U.S. markets.

•                  As of March 31, 2015, RELVAR®/BREO® ELLIPTA® has been approved in 64 countries for marketing and has been launched in 38 countries.

•                  In the first quarter of 2015, sales of ANORO® ELLIPTA® by GSK were $17.7 million, composed of $14.0 million in the U.S. market and $3.7 million in non-U.S. markets.

•                  As of March 31, 2015, ANORO® ELLIPTA® has been approved in 50 countries for marketing and has been launched in 20 countries.

Collaborative Arrangements with GSK

LABA Collaboration

In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (“LAMA”), umeclidinium bromide (UMEC), with a LABA, VI. Under the collaboration agreements between the parties, GSK and Theravance are exploring various paths to create triple therapy medications. For the treatment of asthma, RELVAR® ELLIPTA® is approved in multiple regions outside of North America and the collaboration is further developing FF/VI for the U.S. The FF/VI program is aimed at developing a once-daily combination LABA/ICS to succeed GSK’s Advair ® /Seretide™ (salmeterol and fluticasone as a combination) franchise, which had reported 2014 sales of approximately $7.0 billion, and to compete with Symbicort® (formoterol and budesonide as a combination), which had reported 2014 sales of approximately $3.8 billion. ANORO® ELLIPTA®, which is also a combination product, is targeted as an alternative treatment option to Spiriva® (tiotropium), a once-daily, single-mechanism bronchodilator, which had reported 2013 sales of approximately $4.7 billion.

As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, we were obligated to pay milestone fees to GSK totaling $220.0 million, which we have paid in their entirety in 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing development and commercialization activities under the GSK Agreements that are expected to continue over the life of the agreements. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product.

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis.  Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program.  In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. For a detailed discussion of our alliance with GSK, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off of Theravance Biopharma, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK’s consent to the Spin-Off provided certain conditions were met. In addition, we and GSK also entered into amendments to the GSK Agreements, and Theravance Biopharma and GSK entered into a governance agreement, a registration rights agreement and an extension agreement. The three-way master agreement was effective on June 1, 2014 when we transferred our research and drug development operations to Theravance Biopharma. Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had a right to purchase these shares of Theravance Biopharma from us, but this right expired unexercised. During the three months ended March 31, 2015, we sold all ordinary shares of Theravance Biopharma that we held at December 31, 2014.

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

Purchases of Common Stock by GSK

Prior to 2015, affiliates of GSK purchased an aggregate of 31.6 million shares of our common stock. For the three months ended March 31, 2015, GSK purchased 92,674 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of approximately $1.7 million. As of April 30, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock.

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

During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue from continuing operations, as compared to the prior years, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	$	%
Royalties from a related party	$10,130	$730	$9,400	1,288
Less: amortization of capitalized fees paid to a related party	(3,456)	(1,780)	(1,676)	94
Royalty revenue	6,674	(1,050)	7,724	(736)
Strategic alliance - MABA program license	222	270	(48)	(18)
Total net revenue from GSK	$6,896	$(780)	$7,676	(984)%

Total net revenue increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase is primarily due to RELVAR®/BREO® ELLIPTA® being in the early stages of commercial launch at March 31, 2014 and ANORO® ELLIPTA® not having been commercially launched at March 31, 2014.  Royalty revenue is reduced by amortization expense for capitalized fees paid to a related party.

Research & Development

Research & Development expenses from continuing operations, as compared to the prior years, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	$	%
Research and development expenses	$712	$2,687	$(1,975)	(74)%

Research and development expenses decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to fewer allocated costs as our ongoing operations are significantly smaller as a result of the Spin-Off.

We expect research and development expenses in 2015 to decrease compared to 2014 due to the Spin-Off of our research and drug development operations. Currently, our research and development expenses are primarily due to expenses related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses from continuing operations, as compared to the prior years, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	$	%
General and administrative expenses	$5,439	$11,256	$(5,817)	(52)%

General and administrative expenses decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to lower stock-based compensation expense and employee-related costs. For the three months ended March 31, 2014, stock-based compensation expense and employee-related costs were higher primarily due to the probable achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011.

We expect general and administrative expenses in 2015 to decrease due to the Spin-Off of our research and drug development operations and the significant reduction in our general and administrative cost structure. Since the Spin-Off, we significantly downsized our operations related to managing our respiratory assets with GSK, managing the commercial and developmental obligations associated with the GSK Agreements, intellectual property, and licensing operations, and providing certain essential reporting and management functions of a public company.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior years, were as follows:

	Three Months Ended Marchr 31,		Change
(In thousands)	2015	2014	$	%
Other income (expense), net	$1,178	$(3)	$1,181	*
Interest income	116	188	(72)	(38)%

Other income (expense), net increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily related to a realized gain of $1.2 million on the sale of all of the ordinary shares of Theravance Biopharma, Inc. that we held at December 31, 2014.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	$	%
Interest expense	$(12,706)	$(1,644)	$(11,062)	673%

Interest expense increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the issuance of our 2029 Notes in April 2014.

Discontinued Operations

On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. The significant components of the research and drug development operations, which are presented as discontinued operations on the condensed consolidated statements of operations, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	$	%
Net revenue	$—	$945	$(945)	*
Loss from discontinued operations	—	(51,521)	51,521	(100)%

Revenue from collaborative arrangements for the three months ended March 31, 2014 includes products sales from sales of VIBATIV® in the U.S. for which revenue recognition commenced in the first quarter of 2014 which was transferred to Theravance Biopharma as a part of the Spin-Off.

Loss from discontinued operations decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 because there was no impact of discontinued operations after the Spin-Off in June 2014. Loss from discontinued operations for the three months ended March 31, 2014 primarily relates to research and development expenses in addition to external legal and accounting fees in connection with our separation strategy and the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011 both of which we started to incur in 2013.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. In 2015, we have also received royalty payments from GSK from sales of RELVAR®/ BREO® ELLIPTA®, which was launched in the fourth quarter of 2013, and from ANORO® ELLIPTA®, which was launched during 2014. At March 31, 2015, we had $255.1 million in cash, cash equivalents, and marketable securities.

On February 23, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. During the three months ended March 31, 2015, we paid $28.8 million in dividends.

On June 1, 2014, we contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma as initial funds for their operations, based on anticipated operating plans and financial forecasts at the separation date. Although our cash on hand was reduced as a result of the Spin-Off, we expect that going forward our operating expenses will decrease significantly as our ongoing operations will be significantly smaller due to our focus on royalty management activities. As a result of the reduction in our operations, we believe that cash from future royalty revenues, net of operating expenses, debt service and cash on hand, will be sufficient to fund our operations for at least the next twelve months.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 (“2029 Notes”). The 2029 Notes are secured exclusively by a security interest in a segregated bank account established to receive 40% of the royalties from global net sales occurring on or after April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration Agreement with GSK. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period. As of March 31, 2015, interest expense of $27.0 million was added to the principal balance of the 2029 Notes. From the net proceeds of the offering of approximately $434.7 million, we established a milestone payment reserve account to fund 40% of any future milestone payments that could become payable under the LABA Collaboration Agreement with GSK. At March 31, 2015, the balance of the milestone reserve account and royalty collection account was not material. We incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

Adequacy of cash resources to meet future needs

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months based upon current operating plans and financials forecasts. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings or may need to reduce or stop our quarterly dividend. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, we regularly explore debt restructuring and/or reduction alternatives, including through tender offers, redemptions, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	2014
Net cash used in operating activities	$(1,616)	$(50,637)	$49,021
Net cash provided by investing activities	73,710	14,130	59,580
Net cash (used in) provided by financing activities	(27,708)	18,272	(45,980)

Cash Flows from Operating Activities

Cash used in operating activities is primarily driven by net loss, excluding the effect of non-cash charges or differences in the timing of cash flows and earnings recognition.

Net cash used in operating activities for the three months ended March 31, 2015 of $1.6 million was primarily due to:

•                  $4.2 million used for operating expenses, after adjusting for stock-based compensation expense of $1.9 million

•                  $0.9 million decrease in amounts payable to Theravance Biopharma;

•                  $6.9 million used for interest payments on convertible subordinated notes, due 2023 and non-recourse notes, due 2029; and

•                  $10.4 million provided by receipt of royalties from collaborative arrangements

Net cash used in operating activities for the three months ended March 31, 2014 of $50.6 million was primarily due to:

•                  $49.3 million used for operating expenses, after adjusting for non-cash related items of: $17.1 million consisting primarily of stock-based compensation expense of $13.5 million and depreciation and amortization expenses of $3.4 million;

•                  $3.1 million used for interest payments on convertible subordinated notes, due 2023;

•                  $2.1 million used to increase prepaid expenses and other current assets;

•                  $2.3 million provided by the decrease in related party receivables from collaborative arrangements related to net receipts of royalty revenue and reimbursement of research and development services; and

•                  $4.4 million provided by the increase in accrued liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2015 of $73.7 million was primarily due to $82.2 million of proceeds received from the sale of marketable securities and maturities of marketable securities, partially offset by $8.5 million in purchases of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2014 of $14.1 million was primarily due to $65.8 million of proceeds received from maturities of marketable securities, net of purchases, partially offset by $55.0 million used for milestone payments to GSK.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 of $27.7 million was primarily due to $28.8 million of cash dividends paid to our stockholders, offset by $1.1 million of net proceeds received from the issuance of our common stock.

Net cash provided by financing activities for the three months ended March 31, 2014 of $18.3 million was primarily due to net proceeds from the issuances of our common stock, which includes net proceeds of $12.9 million received from private placements of our common stock to an affiliate of GSK.

Off-Balance Sheet Arrangements

Due to the Spin-Off, the leases for the facilities in South San Francisco, California, which formerly served as our headquarters, were assigned to Theravance Biopharma. We would be held liable by the landlord if Theravance Biopharma default under its lease obligations, and thus, we have in substance guaranteed the payments under the lease agreements for the South San Francisco facilities. As of March 31, 2015, the total lease payments for the duration of the lease, which runs through May 2020, are approximately $32.0 million. We would be also responsible for lease related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. We recorded a long-term liability of $1.3 million on our condensed consolidated balance sheet as of March 31, 2015 related to the estimated fair value of this guarantee.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2015.

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

Contractual Obligations and Commercial Commitments

There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

During the three months ended March 31, 2015, there have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

Effective January 1, 2015, we implemented a new information system to support our financial reporting and reduced our reliance on Theravance Biopharma, Inc. for the financial reporting function which was provided pursuant to our transition service agreement as part of the Spin-Off. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during our most recent fiscal quarter which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

Risks Related to our Business

For the foreseeable future we will derive all of our royalty revenues from GSK and our future success depends on GSK’s ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK.

Pursuant to the GSK Agreements, GSK is responsible for the development and commercialization of products in the partnered respiratory programs. Through March 31, 2015, sales of both BREO ® ELLIPTA ® and ANORO® ELLIPTA® by GSK have been significantly below our expectations which resulted in a decline in our stock price. Although we may receive milestone payments from GSK if certain development milestones are achieved in our MABA program, we believe that royalty revenues from BREO ® ELLIPTA ® and ANORO® ELLIPTA® will represent the majority of our future revenues from GSK. The amount and timing of revenue from such royalties and milestones is unknown and highly uncertain. Our future success depends upon the performance by GSK of its commercial obligations under the GSK Agreements. We have no control over GSK’s marketing and sales efforts, and GSK might not be successful, which would harm our business and cause the price of our securities to fall.

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

•                  the size of the market for our partnered products;

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

•                  GSK’s ability to successfully achieve development milestones with respect to our partnered MABA program;

•                  GSK’s ability to obtain regulatory approval of our partnered products in additional countries; or

•                  the unfavorable outcome of any potential litigation relating to our partnered products.

Reduced prices and reimbursement rates due to the actions of governments, payors, or competition or other healthcare cost containment initiatives such as restrictions on use, may negatively impact royalties generated under the GSK Agreements.

The continuing efforts of governments, pharmaceutical benefit management organizations (PBMs), insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care has adversely affected the price, market access, and total revenues of BREO ® ELLIPTA ® and ANORO® ELLIPTA® and may continue to adversely affect them in the future.  In addition, we have experienced and expect to continue to experience increased competitive activity which has resulted in lower overall prices for our products.

The Patient Protection and Affordable Care Act and other legislative or regulatory requirements or potential legislative or regulatory actions regarding healthcare and insurance matters, along with the trend toward managed healthcare in the United States (U.S.), could adversely influence the purchase of healthcare products and reduce demand and prices for our partnered products. This could harm GSK’s ability to market our partnered products and significantly reduce future revenues. For example, when GSK launched BREO® ELLIPTA® for the treatment of COPD in the U.S. in October 2013, GSK experienced significant challenges gaining coverage at some of the largest PBMs, healthcare payors, and providers and lower overall prices that expected. Recent actions by U.S. PBMs in particular have increased discount levels for respiratory products resulting in lower net sales pricing realized for products in our collaboration. Further, if the ongoing Phase 3b studies with FF/VI do not show improved outcomes relative to the standard of care, obtaining payor coverage for RELVAR®/BREO® ELLIPTA® could become more difficult in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures will continue and may increase. This may make it difficult for GSK to sell our partnered products a price acceptable to us or GSK or to generate revenues in-line with our analysts’ or investors’ expectations, which may cause the price of our securities to fall.

If GSK is unable to successfully complete the “Study to Understand Mortality and MorbidITy” (SUMMIT), or if data generated from the SUMMIT mortality study indicate safety concerns, or if the results do not meet market expectations, sales of RELVAR®/BREO® ELLIPTA® could be diminished and our ability to generate royalties from such sales could be negatively affected, and the price of our securities could fall.

GSK is conducting the SUMMIT mortality study to determine the impact of RELVAR®/BREO® ELLIPTA® on all cause mortality amongst patients with moderate chronic obstructive pulmonary disease (COPD) who have cardiovascular disease (CVD) or are at increased risk for CVD.  SUMMIT is a multicenter, double-blind, parallel-group, placebo-controlled study of approximately 16,000 patients who are randomised to receive either once daily treatment with fluticasone furoate/vilanterol (100/25mcg), fluticasone furoate (100mcg), vilanterol (25mcg) or placebo. The primary objective is to evaluate the effect of FF/VI compared with placebo on survival evaluated by the primary endpoint of all-cause mortality. The secondary endpoints are rate of decline in forced expiratory volume in 1 second (FEV1) and a composite cardiovascular endpoint. GSK expects to report results for SUMMIT in 2015.

If the data derived from SUMMIT are negative, demonstrate a mortality signal, or identify other safety or efficacy concerns with RELVAR/BREO ELLIPTA, it could result in, among other things:

•                  decreased market acceptance and demand for RELVAR®/BREO® ELLIPTA®;

•                  decrease in the size of the market for RELVAR®/BREO® ELLIPTA®;

•                  safety concerns in the marketplace for RELVAR®/BREO® ELLIPTA®;

•                  shifts in the medical community to new treatment paradigms or standards of care;

•                  changes in the competitive landscape for approved and developing therapies that may compete with RELVAR®/BREO® ELLIPTA®;

•                  GSK’s ability to obtain regulatory approval for RELVAR®/BREO® ELLIPTA®, in additional jurisdictions;

•                  the unfavorable outcome or other negative effects of any potential litigation relating to RELVAR®/BREO® ELLIPTA®.

•                  additional restrictions on the commercialization of RELVAR®/BREO® ELLIPTA® through changes to the approved RELVAR®/BREO® ELLIPTA® labels;

•                  the imposition of additional post-approval studies or trials; or

•                  the withdrawal of the approvals of RELVAR®/BREO® ELLIPTA®.

Our business, operations and stock price would be negatively affected if any of these or similar events occur.

If the commercialization of RELVAR ® /BREO ® ELLIPTA ® or ANORO® ELLIPTA® in the countries in which they have received regulatory approval encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor, analyst or our expectations, our business will be harmed, and the price of our securities could fall.

Under the GSK Agreements, GSK has full responsibility for commercialization of RELVAR ® / BREO ® ELLIPTA ® and ANORO® ELLIPTA®. GSK has launched RELVAR ® / BREO ® ELLIPTA ® in a number of countries including the United States (U.S.), Canada, Japan, the United Kingdom, and Germany among others. The commercial launch of both products has been below our expectations primarily due to lower overall pricing levels in the U.S. and a longer timeframes to obtain payor coverage. For example, GSK recently stated that it has experienced more restrictive formulary access and lower net pricing in the U.S. respiratory market than it expected, which may indicate broader weakness in the respiratory markets targeted by RELVAR ® / BREO ® ELLIPTA ® and ANORO® ELLIPTA®. As a result, a number of analysts have adjusted their sales forecasts downward from previous projections. Any further delays or adverse developments or perceived additional delays or adverse developments with respect to the commercialization of RELVAR ® / BREO ® ELLIPTA ® and ANORO® ELLIPTA® including if sales or payor coverage do not meet investor, analyst or our expectations, will significantly harm our business and the price of our securities could fall.

On April 30, 2015, the U.S. Food and Drug Administration (“FDA”) approved BREO® ELLIPTA® (FF/VI) as a once-daily inhaled treatment for asthma in patients aged 18 years and older in the U.S., if our commercialization efforts to market BREO® ELLIPTA® for asthma encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor, analyst or our expectations, our business will be harmed, and the price of our securities could fall.

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

Any adverse developments to the regulatory status of either RELVAR ® /BREO ® ELLIPTA ® or ANORO® ELLIPTA® in the countries in which they have received regulatory approval including labeling restrictions, safety findings, or any other limitation to usage, will harm our business and may cause the price of our securities to fall.

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

Any adverse developments or results or perceived adverse developments or results with respect to the SUMMIT mortality study with RELVAR/BREO ELLIPTA in COPD, ongoing studies for FF/VI in asthma or COPD, for UMEC/VI in COPD, or any future studies will significantly harm our business and the price of our securities could fall, and if regulatory authorities in those countries in which approval has not yet been granted determine that the Phase 3 programs for FF/VI in asthma or COPD or the Phase 3 programs for UMEC/VI for COPD do not demonstrate adequate safety and efficacy, the continued development of FF/VI or UMEC/VI or both may be significantly delayed, they may not be approved by these regulatory authorities, and even if approved it may be subject to restrictive labeling, any of which will harm our business, and the price of our securities could fall.

Although we have announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, a number of additional studies of FF/VI are underway including the SUMMIT mortality study in COPD which is expected to read out in 2015. Any adverse developments or perceived adverse developments with respect to SUMMIT or any other current or future studies in these programs will significantly harm our business and the price of our securities could fall.

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

We and GSK are developing UMEC/VI/FF (LAMA/LABA/ICS) and MABA/FF as potential triple combination treatments for COPD and, potentially, asthma. As a result of the Spin-Off, most of our economic rights in these programs were assigned to Theravance Biopharma. If these programs are successful and GSK and the respiratory market in general views triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, our business could be harmed, and the price of our securities could fall.

Under our LABA Collaboration Agreement with GSK, we and GSK are exploring various paths to create triple therapy respiratory medications. The use of triple therapy is supported by the GOLD (“Global initiative for chronic Obstructive Lung Disease”) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two separate bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA ® dry powder inhaler, referred to as UMEC/VI/FF or the “closed triple.” Prior to the Spin-Off, we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of UMEC/VI/FF (as well as MABA and MABA/FF) if such products were successfully developed, approved and commercialized. In July 2014, we and GSK announced the initiation of a large, global Phase 3 study for the closed triple in patients with COPD. If this Phase 3 study (or any other closed triple Phase 3 studies that may be initiated in the future) is successful, GSK and the respiratory market in general may view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and

ANORO® ELLIPTA®. In such event the commercialization of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® could be adversely affected, which in turn could result in lower royalties to us. Furthermore, if the closed triple (or MABA /FF) receives regulatory approval in either the U.S. or the EU, GSK’s diligent efforts obligations regarding commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. As a result of the transactions effected by the Spin-Off, however, we are now only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF) while Theravance Biopharma receives 85% of those same payments.

On June 2, 2014, we completed the separation of our businesses into two independent, publicly traded companies by separating our late-stage partnered respiratory assets from our biopharmaceutical operations; the lengthy, complicated process to separate the two businesses has diverted the attention of our management and employees, and has increased our professional services expenses in 2014 and in the early part of 2015.

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

We have incurred and may continue to incur significant expenditures for professional services in connection with the business separation and our post-separation operations, including financial advisory, accounting and legal fees.

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

We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. As a part of the overall Spin-Off transaction, the transfer of certain assets by us to Theravance Biopharma and our distribution of Theravance Biopharma ordinary shares resulted in taxable transfers pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma will generally equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although we will not recognize any gain with respect to the cash we transferred to Theravance Biopharma, we may recognize substantial gain based on the fair market value of the other assets (other than cash) transferred to Theravance Biopharma. The determination of the fair market value of these assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service (“IRS”), which could result in an increase in the amount of gain realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Internal Revenue Code of 1986 (the “Code”). As of December 31, 2014, we have conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2014, and concluded that we had undergone two ownership changes in prior years. We have approximately $1.4 billion of net operating loss carryforward available to us as of December 31, 2014. We currently expect our net operating losses to be fully available to offset current year net taxable income after taking into account the taxable nature of the Spin-Off. With respect to our remaining net operating losses of approximately $1.2 billion as of December 31, 2014, there may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

The Spin-Off resulted in substantial changes in our Board, management, and employees. If we fail to hire and effectively integrate new executive officers into our organization, the future development and commercialization of our product candidates may suffer, harming future regulatory approvals, sales of our product candidates or our results of operations.

Since the Spin-Off, substantially all of our directors and senior management team has changed. Our current board and management team has only been working together for a relatively short period of time. In addition, Rick E Winningham resigned as our president and chief executive officer effective as of August 15, 2014 and as chairman of our Board and as a director effective as of October 30, 2014. We have appointed Michael W. Aguiar as our chief executive officer and as a member of our Board and appointed Eric d’Esparbes as our chief financial officer. We expect to continue to expand our management team in the future. Our future performance will depend significantly on our ability to successfully integrate our new directors into our Board and our new chief executive officer, chief financial officer and other recently and subsequently hired executive officers into our management team, and on those individuals’ ability to develop and maintain an effective working relationship. Our failure to integrate recently and subsequently appointed directors and executive officers, including our new chief executive officer and chief financial officer, with other members of management could result in inefficiencies in the conduct of our business, which can adversely affect our results of operations.

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

For example, at the joint meeting of the Pulmonary-Allergy Drugs Advisory Committee and Drug Safety and Risk Management Advisory Committee of the FDA regarding the sNDA for BREO® ELLIPTA® as a treatment for asthma, the advisory committee recommended that a large LABA safety trial with BREO® ELLIPTA® should be required in adults and in 12-17 year olds, similar to the ongoing LABA safety trials being conducted as an FDA Post-Marketing Requirement by each of the manufacturers of LABA containing asthma treatments.

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

From mid-1997 until the Spin-Off, we were engaged in discovering and developing compounds and product candidates and we never generated sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve sustained profitability. As of March 31, 2015, we had an accumulated deficit of approximately $1.7 billion. Although we expect to have a substantial reduction in our expenses in future periods as a result of the Spin-Off, we will continue to incur losses until royalties from the sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® exceed total expenses, including interest expenses, and our revenues and operating results will likely fluctuate from period to period. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities, our ability to return capital to stockholders and continue operations.

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

We have a significant amount of debt including Convertible Subordinated Notes and Non-Recourse Notes that are senior in capital structure and cash flow, respectively, to our common stockholders. Satisfying the obligations relating to our debt could adversely affect the amount or timing of distributions to our stockholders.

As of March 31, 2015 we had approximately $737.9 million in total long-term liabilities outstanding, comprised primarily of $255.1 million in principal that remains outstanding under our 2.125% Convertible Subordinated Notes due 2023 (the “2023 Notes”) and $477.0 million in principal that remains outstanding under our 9% Fixed Rate Royalty term notes due 2029 (the “2029 Notes” and with the 2023 Notes, the “Notes”). The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. Our 2029 Notes have rights to 40% of all royalty payments received from GSK related to RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, and VI monotherapy until the notes are paid in full.

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

We currently have only twelve full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

As we continue to develop our business, our mix of assets and our sources of income may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

We have not been and have no current intention to register as an “investment company” under the Investment Company Act of 1940, or the 40 Act, because we believe the nature of our assets and the sources of our income currently exclude us from the definition of an investment company pursuant to Sections (3)(a)(1)(A), (3)(a)(1)(C) under the 40 Act and Rule 270.3a-1 of Title 17 of the Code of Federal Regulations. Accordingly, we are not currently subject to the provisions of the 40 Act, such as compliance with the 40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. Generally, to avoid being a company that is an “investment company” under the 40 Act, it must both: (a) not be or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, and (b) either (i) not be engaged or propose to engage in the business of investing in securities or own or propose to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis or (ii) not have more than 45% of the value of its total assets (exclusive of Government securities and cash items) consist of or more than 45% of its net income after taxes (for the last four fiscal quarters combined) be derived from securities. In addition, we would not be an “investment company” if an exception, exemption, or safe harbor under the 40 Act applies.

We monitor our assets and income for compliance with the tests under the 40 Act and seek to conduct our business activities to ensure that we do not fall within its definitions of “investment company.” If we were to become an “investment company” and be subject to the strictures of the 40 Act, the restrictions imposed by the 40 Act would likely require changes in the way we do business and add significant administrative burdens to our operations. In order to ensure that we do not fall within the 40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include restructuring the Company and/or modifying our mixture of assets and income.

Specifically, our mixture of debt vs. royalty assets is important to our classification as an “investment company” or not. In this regard, while we currently believe that none of the definitions of “investment company” apply to us, we may in the future rely on an exception under the 40 Act provided by Section 3(c)(5)(A). To qualify for Section 3(c)(5)(A), as interpreted by the staff of the SEC, we would be required to have at least 55% of our total assets in “notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services” (or Qualifying Assets). In a no-action letter issued to Royalty Pharma on August 13, 2010, the staff stated that royalty interests are Qualifying Assets under this exception. If the SEC or its staff in the future adopts a contrary interpretation or otherwise restricts the conclusions in the staff’s no-action letter such that our royalty interests are no longer Qualifying Assets for purposes of Section 3(c)(5)(A), we could be required to register under the 40 Act.

The rules and interpretations of the SEC and the courts, relating to the definition of “investment company” are highly complex in numerous respects. While we currently intend to conduct our operations so that we will not be deemed an investment company, we can give no assurances that we will not determine it to be in the Company’s and our stockholders’ interest to register as an “investment company”, not be deemed an “investment company” and not be required to register under the 40 Act.

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

Although GSK beneficially owns approximately 27% of our outstanding capital stock as of April 30, 2015, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/THRX respiratory products, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of UMEC/VI/FF or a MABA/ICS in either the U.S. or the EU, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future.

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

As of April 30, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock in certain circumstances. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

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

As of April 30, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock. GSK may vote at its sole discretion on any proposal to effect a change of control of us or for us to issue equity securities to one or more parties that would result in that party or parties beneficially owning more than 20% of our outstanding capital stock. Our governance agreement with GSK requires us to exempt GSK from any stockholder rights plan we may adopt in the future, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us.

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

The price of our securities has been extremely volatile and may continue to be so. Between January 1, 2015 and March 31, 2015, the high and low sales prices of our common stock as reported on The NASDAQ Global Market varied between $10.58 and $21.16 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

• any adverse developments or results or perceived adverse developments or results with respect to the on-going development of FF/VI with GSK, including, without limitation, any difficulties or delays encountered with regard to SUMMIT, the regulatory path for FF/VI or any indication from clinical or non-clinical studies, including the large Phase 3b program, that FF/VI is not safe or efficacious or does not sufficiently differentiate itself from alternative therapies;

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

• relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 42% of our outstanding capital stock as of February 12, 2015 based on our review of publicly available filings);

• any adverse developments or perceived adverse developments with respect to the business separation; and

• potential sales or purchases of our capital stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders

We have a corporate goal of returning capital to stockholders and have paid quarterly dividends during the 3rd and 4th quarters of 2014 and during the 1st quarter of 2015. The payment of, or continuation of, capital returns to stockholders is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of capital returns, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. Future capital returns may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and our working capital and debt maintenance requirements; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our capital returns may change from time to time, and we cannot provide assurance that we will continue to provide any particular amounts. A reduction or suspension in our capital returns programs could have a negative effect on our stock price.

Concentration of ownership will limit your ability to influence corporate matters.

As of April 30, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 1% of our outstanding capital stock. Based on our review of publicly available filings as of April 30, 2015, our three largest stockholders other than GSK collectively owned approximately 42% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 5, 2015, we completed the sale of 92,674 shares of our common stock to Glaxo Group Limited, an affiliate of GSK, at a price of $18.06 per share, resulting in aggregate gross proceeds of $1.7 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no underwriting discounts or commissions were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.2	Amended and Restated Rights Agreement between Theravance, Inc. and The Bank of New York, as Rights Agent, dated as of June 22, 2007	10-Q	6/30/07

4.3	Amendment to Amended and Restated Rights Agreement between the registrant and The Bank of New York Mellon Corporation, as Rights Agent, dated November 21, 2008	8-K	11/25/08

4.4	Indenture dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	1/25/13

4.5	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)

10.64	Amendment to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the three months and nine months ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.

Date: May 8, 2015	/s/ Michael W. Aguiar
Michael W. Aguiar
Chief Executive Officer

Date: May 8, 2015	/s/ Eric d’Esparbes
Eric d’Esparbes
Senior Vice President, Finance and Chief Financial Officer