Form 10-Q
period 2015-06-30
THERAVANCE INC
filed 2015-08-06
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of registrant’s common stock outstanding on July 31, 2015 was 117,129,430.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$149,579	$96,800
Short-term marketable securities	79,684	143,698
Related party receivables from collaborative arrangements	13,997	10,550
Prepaid expenses and other current assets	697	1,134
Total current assets	243,957	252,182
Marketable securities	—	42,856
Property and equipment, net	276	324
Capitalized fees paid to a related party, net	201,279	208,191
Other assets	16,574	18,101
Total assets	$462,086	$521,654

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$462	$—
Payable to Theravance Biopharma, Inc.	150	1,056
Accrued personnel-related expenses	1,003	1,959
Accrued interest payable	7,925	7,551
Other accrued liabilities	1,789	2,108
Deferred revenue	885	1,082
Total current liabilities	12,214	13,756
Convertible subordinated notes, due 2023	255,109	255,109
Non-recourse notes, due 2029	483,363	470,527
Deferred rent	102	105
Other long-term liabilities	1,748	1,718
Deferred revenue	3,542	3,788
Commitments and contingencies (Notes 3, 6, and 9)
Stockholders’ deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 117,174 and 116,445 shares issued as of June 30, 2015 and December 31, 2014, respectively	1,172	1,164
Treasury stock: 150 shares as of June 30, 2015 and December 31, 2014	(3,263)	(3,263)
Additional paid-in capital	1,400,253	1,452,504
Accumulated other comprehensive loss	(10)	(87)
Accumulated deficit	(1,692,144)	(1,673,667)
Total stockholders’ deficit	(293,992)	(223,349)

Total liabilities and stockholders’ deficit	$462,086	$521,654

See accompanying notes to condensed consolidated financial statements.

*                    Condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $3,456 and $2,598 for the three months ended June 30, 2015 and 2014 and $6,912 and $4,378 for the six months ended June 30, 2015 and 2014	$10,434	$663	$17,108	$(387)
Revenue from collaborative arrangements from a related party, net	221	271	443	541
Total net revenue	10,655	934	17,551	154

Operating expenses:
Research and development	638	2,125	1,350	4,812
General and administrative	4,909	8,603	10,348	19,859
Total operating expenses	5,547	10,728	11,698	24,671

Income (loss) from operations	5,108	(9,794)	5,853	(24,517)

Other income (expense), net	(16)	83	1,162	80
Interest income	85	165	201	353
Interest expense	(12,987)	(10,327)	(25,693)	(11,971)
Loss from continuing operations before income taxes	(7,810)	(19,873)	(18,477)	(36,055)
Income tax expense	—	(278)	—	(278)
Loss from continuing operations, net of tax	(7,810)	(20,151)	(18,477)	(36,333)

Loss from discontinued operations (Notes 1 and 11)	—	(43,413)	—	(94,934)
Net loss	$(7,810)	$(63,564)	$(18,477)	$(131,267)

Basic and diluted net loss per share:
Continuing operations, net of tax	$(0.07)	$(0.18)	$(0.16)	$(0.33)
Discontinued operations	—	(0.39)	—	(0.86)
Basic and diluted net loss per share	$(0.07)	$(0.57)	$(0.16)	$(1.19)

Cash dividend declared per common share	$0.25	$—	$0.50	$—

Shares used to compute basic and diluted net loss per share	115,329	110,974	115,096	110,419

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net loss	$(7,810)	$(63,564)	$(18,477)	$(131,267)

Other comprehensive income:
Unrealized gain on marketable securities, net	2	3,535	1,228	3,544
Less: Realized gain on marketable securities, net	—	—	(1,151)	—
Comprehensive loss	$(7,808)	$(60,029)	$(18,400)	$(127,723)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(18,477)	$(131,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,966	6,190
Stock-based compensation	3,755	21,281
Amortization of premium on short-term investments	392	1,412
Interest added to the principal balance of the non-recourse term notes due 2029	12,836	—
Realized gain on sale of marketable securities, net	(1,204)	—
Amortization of debt issuance costs	1,527	—
Other non-cash items	(2)	(2)
Changes in operating assets and liabilities:
Accounts receivable	—	74
Receivables from collaborative arrangements	(3,447)	(294)
Prepaid expenses and other current assets	437	(177)
Inventories	—	(1,908)
Other assets	—	(411)
Accounts payable	462	(5,832)
Payable to Theravance Biopharma, Inc., net	(906)	(1,738)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(1,709)	1,874
Accrued interest payable	374	8,213
Deferred rent	(3)	183
Deferred revenue	(443)	(2,640)
Net cash provided by (used in) operating activities	558	(105,042)

Cash flows from investing activities
Purchases of property and equipment	(6)	(556)
Purchases of marketable securities	(8,457)	(142,861)
Maturities of marketable securities	59,120	241,173
Sales of marketable securities	57,098	5,000
Increase in intangible assets	—	(100,000)
Payments received on notes receivable	—	140
Net cash provided by investing activities	107,755	2,896

Cash flows from financing activities
Cash and cash equivalents contributed to Theravance Biopharma, Inc.	—	(277,541)
Payments of cash dividends to stockholders	(58,045)	—
Proceeds from issuances of common stock, net	2,511	23,786
Change in restricted cash	—	(14,234)
Proceeds from issuances of notes payable, net of debt issuance costs	—	434,677
Net cash (used in) provided by financing activities	(55,534)	166,688

Net increase in cash and cash equivalents	52,779	64,542
Cash and cash equivalents at beginning of period	96,800	143,510

Cash and cash equivalents at end of period	$149,579	$208,052

Supplemental disclosure of cash flow information
Cash paid for interest	$10,954	$3,055

Supplemental disclosure of noncash information
Contribution of net assets, excluding cash and cash equivalents to Theravance Biopharma, Inc.	$—	$125,337
Guarantee issued in connection with the Spin-Off (Note 9)	$—	$1,300

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Theravance, Inc. (“Theravance”, the “Company”, or “we” and other similar pronouns) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Theravance’s portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, which were jointly developed by Theravance and GSK. Under the Long-Acting Beta 2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), Theravance is eligible to receive the associated royalty revenues from RELVAR ® /BREO ® ELLIPTA ® , ANORO® ELLIPTA ® and if approved and commercialized, VI monotherapy. Theravance is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist-Beta 2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement (“LABA Collaboration”), which has been assigned to TRC other than RELVAR ®/BREO ® ELLIPTA ® , ANORO® ELLIPTA ® and VI monotherapy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive loss and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2015 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.

Business Separation

On June 1, 2014, we separated our biopharmaceutical research and drug development operations from our late-stage partnered respiratory assets by transferring our research and drug development operations into our then wholly-owned subsidiary, Theravance Biopharma, Inc. (“Theravance Biopharma”). We contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma and all outstanding shares of Theravance Biopharma were then distributed to Theravance stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares of our common stock to stockholders of record on May 15, 2014 (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly traded company.

The results of operations for the former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included as part of this report as discontinued operations for the three and six months ended June 30, 2014. Refer to Note 11 “Discontinued Operations” for further information.

Variable Interest Entities

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements. We consolidate the financial results of TRC, which we have determined to be a VIE, because we have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from, TRC. The financial position and results of operations of TRC are not material for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring an entity to recognize the amount of revenue to which it expects to be entitled to in exchange for the transfer of promised goods or services to customers. The new standard will replace nearly all existing revenue recognition guidance under GAAP when it becomes effective. In July 2015, the FASB decided to defer the effective date by one year. Thus, the new standard will be effective for us beginning January 1, 2018, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption on or after January 1, 2017 would be permitted. We are currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest, to simplify the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs associated with term loans in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It will be effective for us on January 1, 2016, with early adoption permitted. We plan to adopt ASU 2015-03 on January 1, 2016. Upon adoption of ASU 2015-03, we will apply the guidance retrospectively to all periods presented and classify our debt issuance costs, which are currently included in other assets in the condensed consolidated financial statements, as a deduction to our long-term debt.

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

For the three and six months ended June 30, 2015 and 2014, diluted and basic net loss per common share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015(1)	2014	2015(2)	2014
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	5,440	6,136	5,653	5,942
Unvested RSAs	1,738	2,039	1,863	2,150
Shares issuable upon conversion of convertible subordinated notes	12,678	13,486	12,678	13,486
	19,856	21,661	20,194	21,578

(1)         Includes 4.2 million options, 0.4 million restricted stock units, and 1.1 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off during the three months ended June 30, 2015. Subsequent to the Spin-Off, stock-based compensation expense associated with the awards held by Theravance Biopharma employees granted prior to the Spin-Off is recognized by Theravance Biopharma.

(2)         Includes 4.4 million options, 0.5 million restricted stock units, and 1.2 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off during the six months ended June 30, 2015. Subsequent to the Spin-Off, stock-based compensation expense associated with the awards held by Theravance Biopharma employees granted prior to the Spin-Off is recognized by Theravance Biopharma.

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

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Royalties from a related party	$13,890	$3,261	$24,020	$3,991
Less: amortization of capitalized fees paid to a related party	(3,456)	(2,598)	(6,912)	(4,378)
Royalty revenue	10,434	663	17,108	(387)
Strategic alliance - MABA program	221	271	443	541
Total net revenue from GSK	$10,655	$934	$17,551	$154

LABA Collaboration

As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, in accordance with the GSK Agreements, we were obligated to pay milestone fees to GSK totaling $220.0 million, all of which was paid as of December 31, 2014. Although we have no further milestone payment obligations to GSK, we continue to have ongoing development and commercialization activities under the GSK Agreements that are expected to continue over the life of the agreements. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product.

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

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off, we, Theravance Biopharma and GSK entered into a series of agreements, including amendments to the GSK Agreements, clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. Pursuant to a three-way master agreement, by and among us, Theravance Biopharma and GSK, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had a right to purchase these shares of Theravance Biopharma from us, but this right expired unexercised. During the six months ended June 30, 2015, we sold all 436,802 ordinary shares of Theravance Biopharma that we held at December 31, 2014. Refer to Note 4 “Available-for-Sale Securities and Fair Value Measurements” for further information.

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

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The classification of available-for-sale securities in the condensed consolidated balance sheets is as follows:

(In thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$140,146	$95,090
Short-term marketable securities	79,684	143,698
Marketable securities	—	42,856
Total	$219,830	$281,644

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$7,499	$4	$—	$7,503
U.S. government agencies	15,965	2	—	15,967
Corporate notes	46,241	4	(20)	46,225
Commercial paper	9,989	—	—	9,989
Money market funds	140,146	—	—	140,146
Total	$219,840	$10	$(20)	$219,830

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment Loss	Estimated Fair Value
U.S. government securities	$30,019	$24	$—	$—	$30,043
U.S. government agencies	34,756	6	(12)	—	34,750
Corporate notes	80,880	5	(110)	—	80,775
Commercial paper	34,469	—	—	—	34,469
Ordinary shares of Theravance Biopharma	10,269	—	—	(3,752)	6,517
Money market funds	95,090	—	—	—	95,090
Total	$285,483	$35	$(122)	$(3,752)	$281,644

At June 30, 2015, all of the available-for-sale securities had contractual maturities within one year and the weighted average duration of marketable securities was approximately four months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at June 30, 2015 were temporary in nature. All marketable securities with unrealized losses at June 30, 2015 have been in a loss position for less than twelve months.

During the six months ended June 30, 2015, we recognized a gain of $1.2 million from the sale of all of the ordinary shares of Theravance Biopharma that we held at December 31, 2014, which is included in other income (expense), net in the condensed consolidated statement of operations. In addition, we sold other available-for-sale securities totaling $49.4 million, and the related realized gains and losses were not significant during the six months ended June 30, 2015.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements at Reporting Date Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2015
U.S. government securities	$7,503	$—	$—	$7,503
U.S. government agencies	—	15,967	—	15,967
Corporate notes	—	46,225	—	46,225
Commercial paper	—	9,989	—	9,989
Money market funds	140,146	—	—	140,146
Total assets measured at estimated fair value	$147,649	$72,181	$—	$219,830
Liabilities at June 30, 2015
Convertible subordinated notes due 2023	$—	$239,802	$—	$239,802
Non-recourse notes due 2029	—	476,113	—	476,113
Total fair value of liabilities	$—	$715,915	$—	$715,915

	Estimated Fair Value Measurements at Reporting Date Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2014
U.S. government securities	$30,043	$—	$—	$30,043
U.S. government agencies	—	34,750	—	34,750
Corporate notes	—	80,775	—	80,775
Commercial paper	—	34,469	—	34,469
Ordinary shares of Theravance Biopharma	6,517	—	—	6,517
Money market funds	95,090	—	—	95,090
Total assets measured at estimated fair value	$131,650	$149,994	$—	$281,644
Liabilities at December 31, 2014
Convertible subordinated notes due 2023	$—	$197,095	$—	$197,095
Non-recourse notes due 2029	—	456,411	—	456,411
Total fair value of liabilities	$—	$653,506	$—	$653,506

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

5. Capitalized Fees paid to a Related Party

Capitalized fees paid to a related party, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

	June 30, 2015				December 31, 2014
Weighted
Average
Remaining
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	(Years)	Value	Amortization	Value	Value	Amortization	Value
Approval and launch related milestone payments under the LABA Collaboration	14.6	$220,000	$(18,721)	$201,279	$220,000	$(11,809)	$208,191

These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. Additional information regarding these milestone fees is included in Note 3, “Collaborative Arrangements”. Amortization expense for the three and six months ended June 30, 2015 was $3.5 million and $6.9 million, respectively. Amortization expense for the three and six months ended June 30, 2014 was $2.6 million and $4.4 million, respectively. As of June 30, 2015, the remaining estimated amortization expense is $6.9 million for 2015, $13.8 million for each of the years from 2016 to 2019, and $139.2 million thereafter.

6. Stock-Based Compensation

Equity Incentive Plan

The 2012 Equity Incentive Plan (the “2012 Plan”) provides for the granting of incentive stock options, nonstatutory stock options, RSAs, restricted stock units (“RSUs”) and stock appreciation rights to employees, non-employee directors and consultants. As of June 30, 2015, the total shares remaining available for issuance under the 2012 Plan were 3,140,356.

Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the “ESPP”), our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The ESPP provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period composed of four consecutive six-month purchase periods. The purchase periods end on either May 15 or November 15. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation. The maximum number of shares that an employee may purchase in any purchase period is 2,500. An employee may not purchase shares with a value greater than $25,000 in any calendar year.

As of June 30, 2015, total shares remaining available for issuance under the ESPP were 278,971.

Performance-Contingent RSAs

Since 2011, the Compensation Committee of our Board of Directors (the “Compensation Committee”) have approved grants of performance-contingent RSAs to senior management and a non-executive officer. Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment. Recognition of stock-based compensation expense begins when the performance goals are deemed probable of achievement.

Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment.  As of March 31, 2014, we determined that the achievement of the requisite performance conditions for vesting of the first tranche of these awards was probable and the total stock-based compensation expense of $7.0 million for the first tranche was fully recognized through May 2014.  In connection with the Spin-Off, our Compensation Committee approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of certain of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the equity awards, for which $3.8 million was recognized by us during the twelve-month period that commenced in June 2014. The remaining 63,000 RSAs for which service-based vesting was not triggered at the time of the Spin-Off remain subject to new performance conditions (as well as the original service conditions). In addition, the RSAs for which both the performance and service-based conditions were not achieved prior to the Spin-Off were entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every 3.5 shares of Theravance common stock subject to their awards, which will also be subject to the same new performance and service conditions as the original RSAs to which they relate. As of June 30, 2015, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for the remaining equity awards.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Research and development	$232	$514	$467	$1,232
General and administrative	1,590	3,081	3,288	8,420
Stock-based compensation from continuing operations	1,822	3,595	3,755	9,652
Stock-based compensation from discontinued operations	—	4,152	—	11,629
Total stock-based compensation expense	$1,822	$7,747	$3,755	$21,281

As of June 30, 2015, unrecognized compensation expense, net of expected forfeitures for awards expected to vest, was as follows: $1.9 million related to unvested stock options; $2.6 million related to unvested RSUs; and $8.2 million related to unvested RSAs (including performance-contingent RSAs for which the performance milestones were determined to be probable of achievement).

At the time of the Spin-Off, all outstanding stock options, RSUs and RSAs held by former employees and directors, who transferred to Theravance Biopharma, were retained by them. As the vesting of these options and awards is based on continuing employment or service with Theravance Biopharma, all stock-based compensation expense associated with these options and awards is recognized by Theravance Biopharma.

Valuation Assumptions

No options were granted for the three and six months ended June 30, 2015.

The range of assumptions used to estimate fair value of employee stock options granted during the three and six months ended June 30, 2014 was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Risk-free interest rate	1.6%-2.1%	1.6%-2.1%
Expected term (in years)	5-6	5-6
Volatility	52%-60%	52%-60%
Dividend yield	0%-0.4%	0%-0.4%
Weighted-average estimated fair value of stock options granted	$15.72	$17.43

7. Long-Term Debt

Our long-term debt consists of:

(In thousands)	June 30, 2015	December 31, 2014
Convertible Subordinated Notes due 2023	$255,109	$255,109
Non-Recourse Notes Payable due 2029	483,363	470,527
Total Long-Term Debt	$738,472	$725,636

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of unsecured convertible subordinated notes, which will mature on January 15, 2023 (the “2023 Notes”). The financing raised proceeds, net of debt issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately-negotiated capped call option transactions in connection with the issuance of the notes. The 2023 Notes bear interest at the rate of 2.125% per year that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2013.

The 2023 Notes were convertible, at the option of the holder, into shares of our common stock at an initial conversion rate of 35.9903 shares per $1,000 principal amount of the 2023 Notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $27.79 per share. Following the Spin-Off of Theravance Biopharma, a number of adjustments to the initial conversion rate have been made as described below.  Holders of the 2023 Notes will be able to require us to repurchase some or all of their notes upon the occurrence of a Change of Control or a Termination of Trading (as contractually defined) following the original issuance of the 2023 Notes at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. We may not redeem the 2023 Notes prior to their stated maturity date.

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

In accordance with the agreement for the 2023 Notes, the conversion rate was adjusted as a result of the completion of the Spin-Off of Theravance Biopharma. The conversion rate was adjusted based on the conversion rate immediately prior to the record date for the Spin-Off and the average of the stock dividend distributed to our common stockholders and our stock prices. This resulted in an adjusted conversion rate of 46.9087 shares per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $21.32 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly to $21.32 and $29.16, respectively. On July 15, 2014, certain holders of the 2023 Notes converted their notes into 1,519,402 shares of our common stock at the adjusted conversion price of $21.32 per share. In connection with the partial conversion of the 2023 Notes, we received 149,645 shares of our common stock from our capped call option counterparty and the shares of common stock received were recorded as treasury stock.

In connection with the payments of subsequent cash dividends through June 30, 2015, the adjusted conversion rate with respect to our 2023 Notes was further adjusted from 46.9087 shares of our common stock per $1,000 principal amount of the 2023 Notes to 49.6963 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $20.12 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly to $20.12 and $27.52.

Non-Recourse Notes Due 2029

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse fixed rate term notes due 2029 (the “2029 Notes”) issued by our wholly-owned subsidiary.

The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties due to us under the LABA Collaboration with GSK commencing on April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029. The amounts in the segregated bank account can only be used to make interest and principal payments on the 2029 Notes. At June 30, 2015, the balance of the segregated bank account was not material.

The 2029 Notes bear an annual interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014. The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period. Since issuance, $33.4 million of interest expense has been added to the principal balance of the 2029 Notes, of which $6.4 million and $12.8 million was added during the three and six months ended June 30, 2015. No interest expense was added to the principal during the three and six months ended June 30, 2014. Since the principal and interest payments on the 2029 Notes are based on royalties from GSK for product sales recorded, which will vary from quarter to quarter and are unknown to us, the 2029 Notes may be repaid prior to the final maturity date in May 2029.

In connection with the sale of the 2029 Notes, we incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

8. Shareholders’ Deficit

For the six months ended June 30, 2015, options to purchase 111,156 shares of our common stock were exercised at a weighted-average exercise price of $13.75 per share, for total cash proceeds of approximately $1.5 million. For the six months ended June 30, 2014, options to purchase 79,000 shares of our common stock were exercised at a weighted-average exercise price of $12.89 per share, for total cash proceeds of approximately $1.0 million.

During the six months ended June 30, 2015, GSK purchased 178,253 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of approximately $3.0 million.

On February 20, 2015 our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. This dividend was paid on March 31, 2015. On April 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on June 12, 2015. This dividend was paid to our stockholders on June 30, 2015. During the three and six months ended June 30, 2015, we paid $29.2 million and $58.0 million in dividends. Unvested RSAs and certain unvested RSUs as of the record date are also entitled to dividends, which will only be paid when the RSAs and such RSUs vest and are released. For further information on the impact of the cash dividend payments on the 2023 Notes, refer to Note 7, “Long-Term Debt”.

9. Commitments and Contingencies

Lease Guarantee

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of June 30, 2015, the total remaining lease payments, which run through May 2020, were $30.5 million. The carrying value of this lease guarantee was $1.3 million as of June 30, 2015 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

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

In connection with the Spin-Off, the Compensation Committee approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of certain of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the cash awards. The amount due by us under these modified cash bonus awards of $0.5 million was fully paid as of June 30, 2015. The remaining tranches of the cash awards were forfeited.

10. Income Taxes

We did not record a provision for income taxes for the three and six months ended June 30, 2015. The deferred tax assets remain fully offset by a valuation allowance or uncertain tax position liabilities.

As a part of the overall Spin-Off transaction on June 1, 2014, certain assets that were transferred by us to Theravance Biopharma resulted in taxable transfers pursuant to Section 367 of the Internal Revenue Code of 1986, as amended (the “Code”), or other applicable provisions of the Code and Treasury Regulations. The taxable gain attributable to the transfer of the certain assets to Theravance Biopharma was the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. The U.S. federal income tax gain on transfer of the assets to Theravance Biopharma was approximately $400 million.  This taxable income was substantially offset by our net operating loss from 2014 and carryforwards from prior years resulting in an income tax expense of approximately $0.3 million for the three and six months ended June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net revenues (1)	$—	$2,184	$—	$3,129
Loss from discontinued operations (2)	—	(43,413)	—	(94,934)

(1)                                 Net revenues primarily consist of revenue from collaborative arrangements and product sales. Revenue from collaborative arrangements was recognized from our agreement with R-Pharm CJSC, which was transferred to Theravance Biopharma as a part of the Spin-Off. Product sales were generated from sales of VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. VIBATIV® was transferred to Theravance Biopharma as part of the Spin-Off. Healthcare providers ordered VIBATIV® through these distributors. Commencing in the first quarter of 2014, revenue on the sale of VIBATIV® was recorded on a sell-through basis, once the distributors sold the product to healthcare providers. Product sales were recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

(2)                                 Included in the loss from discontinued operations for the three and six months ended June 30, 2014 are reimbursements of research and development costs from our former collaborative arrangements, excluding GSK, which we accounted for as reductions to research and development expense. Reimbursement of research and development costs from discontinued operations from our collaborative arrangements was $22,000 and $0.1 million for the three and six months ended June 30, 2014. In addition, the loss from discontinued operations includes the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011. Refer to Note 6 “Stock-Based Compensation” and Note 9 “Commitment and Contingencies” for further information.

12. Subsequent Event

On July 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on September 10, 2015.  Unvested RSAs and certain RSUs as of the record date are also entitled to dividends, which will only be paid when the RSAs and such RSUs vest and are released.  The dividend will be paid on September 30, 2015.

On July 13, 2015, Theravance announced that we had appointed Michael E. Faerm to be our new Chief Business Officer.

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

OVERVIEW

Executive Summary

Theravance, Inc. (“Theravance”, the “Company” or “we” and other similar pronouns) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Theravance’s portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, which were jointly developed by Theravance and GSK. Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the “GSK Agreements”), Theravance is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and if approved and commercialized, VI monotherapy. Theravance is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement, which has been assigned to TRC other than RELVAR®/BREO®ELLIPTA®, ANORO® ELLIPTA® and VI monotherapy.

On June 1, 2014, we separated our biopharmaceutical research and drug development operations from our late-stage partnered respiratory assets by transferring our research and drug development operations into our then wholly-owned subsidiary, Theravance Biopharma, Inc. (“Theravance Biopharma”). We contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma and all outstanding shares of Theravance Biopharma were then distributed to Theravance stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares of our common stock to stockholders of record on May 15, 2014 (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent publicly-traded company. The results of operations for the former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included as part of this report as discontinued operations for the three and six months ended June 30, 2014.

We have designed our company structure and organization to be tailored to our more focused activities following the Spin-Off, including managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of June 30, 2015, we had 12 employees. Our revenues currently consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Financial Highlights

For the six months ended June 30, 2015, our net loss from our continuing operations was $18.5 million, a decrease of $17.8 million from $36.3 million for the six months ended June 30, 2014. The decrease was primarily due to an increase in our royalty revenues and lower employee-related expenses, including stock-based compensation expense, as a result of decreased operations and headcount post Spin-Off, offset by an increase in interest expense from our non-recourse notes payable due 2029 (the “2029 Notes”). Cash, cash equivalents, and marketable securities, totaled $229.3 million at June 30, 2015, a decrease of $54.1 million from December 31, 2014. The decrease was primarily due to payments of cash dividends of $58.0 million, partially offset by net proceeds of $2.5 million received from issuances of our common stock and cash provided by operations of $0.6 million.

Recent Developments

Declaration and Payment of Cash Dividends

On February 20, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. A total of $28.8 million was paid to our stockholders on March 31, 2015. On April 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on June 12, 2015. A total of $29.2 million was paid to our stockholders on June 30, 2015. Unvested RSAs and certain unvested RSUs as of the record date are also entitled to dividends, which will only be paid when the RSAs and such RSUs vest and are released. In connection with the payments of the cash dividends during the six months ended June 30, 2015, the conversion rate with respect to our 2.125% Convertible Subordinated Notes due 2023 (the “2023 Notes”) was further adjusted in total from 48.3294 shares of our common stock per $1,000 principal amount of the 2023 Notes at December 31, 2014 to 49.6963 shares of our common stock per $1,000 principal amount of the 2023 Notes at June 30, 2015, which represents an adjusted conversion price of approximately $20.12 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly to $20.12 and $27.52.

Program Highlights

•                  On April 30, 2015, the U.S. Food and Drug Administration approved BREO® ELLIPTA® (fluticasone furoate/vilanterol [“FF/VI”]) for the once-daily treatment of asthma in patients aged 18 years and older.

•                  In the second quarter of 2015, net sales of RELVAR®/BREO® ELLIPTA® by GSK were $82.0 million, an increase of approximately 37 percent from the prior quarter. Sales were $28.1 million in the U.S. market and $53.9 million in non-U.S. markets.

•                  As of June 30, 2015, RELVAR®/BREO® ELLIPTA® has been approved in 68 countries for marketing and has been launched in 41 countries.

•                  In the second quarter of 2015, sales of ANORO® ELLIPTA® by GSK were $23.7 million, an increase of approximately 34 percent compared to the prior quarter. Sales were $17.9 million in the U.S. market and $5.8 million in non-U.S. markets.

•                  As of June 30, 2015, ANORO® ELLIPTA® has been approved in 58 countries for marketing and has been launched in 27 countries.

Collaborative Arrangements with GSK

LABA Collaboration

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

2004 Strategic Alliance

In March 2004, we entered into our Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis.  Upon GSK’s decision to license a program, GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program.  In addition, GSK is obligated to use diligent efforts to develop and commercialize product candidates from any program that it licenses. If the program is successfully advanced through development by GSK, we are entitled to receive clinical, regulatory and commercial milestone payments and royalties on any sales of medicines developed from the program. For a detailed discussion of our alliance with GSK, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off, we, Theravance Biopharma and GSK entered into a series of agreements, including amendments to the GSK Agreements, clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. Pursuant to a three-way master agreement, by and among us, Theravance Biopharma and GSK, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had a right to purchase these shares of Theravance Biopharma from us, but this right expired unexercised. During the six months ended June 30, 2015, we sold all 436,802 ordinary shares of Theravance Biopharma that we held at December 31, 2014.

The amendments to the GSK Agreements did not change the economics or royalty rates under the GSK Agreements, though the assignment of the Strategic Alliance Agreement and portions of the LABA Collaboration Agreement to TRC do change how the economics are allocated between Theravance Biopharma and us. The amendments to the GSK Agreements do provide that upon regulatory approval in either the U.S. or the European Union of FF/UMEC/VI or a MABA in combination with FF, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. As such, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements after the Spin-Off.

Purchases of Common Stock by GSK

Prior to 2015, affiliates of GSK purchased an aggregate of 31.6 million shares of our common stock. During the six months ended June 30, 2015, GSK purchased 178,253 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of approximately $3.0 million. As of July 31, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock.

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

During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue from continuing operations, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Royalties from a related party	$13,890	$3,261	$10,629	326%	$24,020	$3,991	$20,029	502%
Less: amortization of capitalized fees paid to a related party	(3,456)	(2,598)	(858)	33	(6,912)	(4,378)	(2,534)	58
Royalty revenue	10,434	663	9,771	*	17,108	(387)	17,495	*
Strategic alliance - MABA program	221	271	(50)	(18)	443	541	(98)	(18)
Total net revenue from GSK	$10,655	$934	$9,721	* %	$17,551	$154	$17,397	* %

*Not meaningful

Total net revenue increased for the three and six months ended June 30, 2015 compared to the same periods a year ago. The increases are primarily due to higher sales of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® not having been commercially launched until April 2014 and the approval in April 2015 of FF/VI as a once-daily inhaled treatment of asthma in patients aged 18 years and older in the U.S.  Royalty revenue is reduced by amortization expense for capitalized fees paid to a related party.

Research & Development

Research and development expenses from continuing operations, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Research and development expenses	$638	$2,125	$(1,487)	(70)%	$1,350	$4,812	$(3,462)	(72)%

Research and development expenses decreased for the three and six months ended June 30, 2015 compared to the same periods a year ago primarily due to fewer allocated costs as our ongoing operations are significantly smaller as a result of the Spin-Off in June 2014 and lower stock-based compensation expense. Stock-based compensation expense was higher during the three and six months ended June 30, 2014 due to the achievement of performance conditions under a specified long-term retention and incentive equity awarded to certain employees in 2011.

We expect research and development expenses in 2015 to decrease compared to 2014 due to the Spin-Off of our research and drug development operations. Currently, our research and development expenses are primarily due to expenses related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses from continuing operations, as compared to the prior periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
General and administrative expenses	$4,909	$8,603	$(3,694)	(43)%	$10,348	$19,859	$(9,511)	(48)%

General and administrative expenses decreased for the three and six months ended June 30, 2015 compared to the same periods a year ago primarily due to lower stock-based compensation expense and employee-related costs. For the three and six months ended June 30, 2014, stock-based compensation expense and employee-related costs were higher primarily due to the probable achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011.

We expect general and administrative expenses in 2015 to decrease due to the Spin-Off of our research and drug development operations and the significant reduction in our general and administrative cost structure. We structured our organization to be tailored to our more focused activities following the Spin-Off, including managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Other income (expense), net	$(16)	$83	$(99)	(119)%	$1,162	$80	$1,082	*	%
Interest income	85	165	(80)	(48)	201	353	(152)	(43)

*Not meaningful

Other income (expense), net increased for the six months ended June 30, 2015 compared to the same period in 2014 primarily related to a realized gain of $1.2 million on the sale of all of the ordinary shares of Theravance Biopharma that we held at December 31, 2014 in the first quarter of 2015.

Interest income decreased for the three and six months ended June 30, 2015 as compared to the same periods a year ago primarily due to lower average cash balances resulting from the cash contribution to Theravance Biopharma in June 2014.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Interest expense	$12,987	$10,327	$2,660	26%	$25,693	$11,971	$13,722	115%

Interest expense increased for the three and six months ended June 30, 2015 compared to the same periods a year ago primarily due to the issuance of our 2029 Notes in April 2014, and a subsequent increase of $33.4 million to the outstanding principal balance from interest short falls. See “Liquidity” section below for further information.

Discontinued Operations

On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. The significant components of the research and drug development operations, which are presented as discontinued operations on the condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%		2015	2014	$	%
Net revenue	$—	$2,184	$(2,184)	*	%	$—	$3,129	$(3,129)	*	%
Loss from discontinued operations	—	43,413	(43,413)	*		—	94,934	(94,934)	*

*Not meaningful

Net revenues for the three and six months ended June 30, 2014 includes revenue from collaborative arrangements with R-Pharm CJSC, which was transferred to Theravance Biopharma as a part of the Spin-Offs and products sales from sales of VIBATIV® in the U.S. for which revenue recognition commenced in the first quarter of 2014 which was transferred to Theravance Biopharma as a part of the Spin-Off.

Loss from discontinued operations decreased for the three and six months ended June 30, 2015 compared to the same periods a year ago because there was no impact of discontinued operations after the Spin-Off in June 2014. Loss from discontinued operations for the three and six months ended June 30, 2014 primarily relates to research and development expenses in addition to external legal and accounting fees in connection with our separation strategy and the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011, both of which we started to incur in 2013.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. In 2015, we have also received royalty payments from GSK from sales of RELVAR®/ BREO® ELLIPTA®, which was launched in the fourth quarter of 2013, and from ANORO® ELLIPTA®, which was launched during 2014. At June 30, 2015, we had $229.3 million in cash, cash equivalents, and marketable securities.

On February 20, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. On April 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on June 12, 2015. During the three and six months ended June 30, 2015, we paid $29.2 million and $58.0 million in dividends.

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

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 (“2029 Notes”). The 2029 Notes are secured exclusively by a security interest in a segregated bank account established to receive 40% of the royalties from global net sales occurring on or after April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration Agreement with GSK. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period. As of June 30, 2015, interest expense of $33.4 million has been added to the principal balance of the 2029 Notes. From the net proceeds of the offering of approximately $434.7 million, we established a milestone payment reserve account to fund 40% of any future milestone payments that could become payable under the LABA Collaboration Agreement with GSK. At June 30, 2015, the balance of the milestone reserve account was zero as we have fulfilled our obligation related to the milestone payments during the fourth quarter of 2014. We incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

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

Cash Flows

Cash flows, as compared to the prior year periods, were as follows:

	Six Months Ended June 30,
(In thousands)	2015	2014	Change
Net cash provided by (used in) operating activities	$558	$(105,042)	$105,600
Net cash provided by investing activities	107,755	2,896	104,859
Net cash (used in) provided by financing activities	(55,534)	166,688	(222,222)

Cash Flows from Operating Activities

Cash provided by or used in operating activities is primarily driven by net loss, excluding the effect of non-cash charges and net changes in our operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2015 of $0.6 million was primarily due to:

•                  $20.6 million provided by receipt of royalties from a related party, after adjusting for a $3.4 million increase in receivables from collaborative arrangements;

•                  $6.4 million used for operating expenses, after adjusting for $5.3 million of non-cash related items, consisting primarily of: stock-based compensation expense of $3.8 million and amortization of debt issuance costs of $1.5 million;

•                  $11.0 million used for interest payments on convertible subordinated notes, due 2023 and non-recourse notes, due 2029; and

•                  $1.7 million used to decrease accrued personnel-related expenses and other accrued liabilities due to the timing of payments.

Net cash used in operating activities for the six months ended June 30, 2014 of $105.0 million was primarily due to:

•                  $102.4 million used for operating expenses, after adjusting for non-cash related items of $28.9 million consisting primarily of stock-based compensation expense of $21.3 million and depreciation and amortization expenses of $6.2 million and amortization on premium of short-term investments of $1.4 million;

•                  $8.2 million used for interest payments on convertible subordinated notes, due 2023;

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2015 of $107.8 million was primarily due to $116.2 million of proceeds received from the sale of marketable securities and maturities of marketable securities, partially offset by $8.5 million in purchases of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2014 of $2.9 million was primarily due to $103.3 million of proceeds received from maturities of marketable securities, net of purchases, partially offset by $100.0 million used for milestone fee payments to GSK and $0.6 million used for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 of $55.5 million was primarily due to $58.0 million of cash dividends paid to our stockholders, offset by $2.5 million of net proceeds received from the issuance of our common stock.

Net cash provided by financing activities for the six months ended June 30, 2014 of $166.7 million was primarily due to net proceeds of $434.7 million received from the private placement of our 2029 Notes and $23.8 million received from the issuances of our common stock, partially offset by $277.5 million of cash and cash equivalents contributed to Theravance Biopharma as a result of the Spin-Off.

Off-Balance Sheet Arrangements

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of June 30, 2015, the total remaining lease payments, which runs through May 2020, were $30.5 million. The carrying value of this lease guarantee was $1.3 million as of June 30, 2015 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2015.

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

In connection with the Spin-Off, the Compensation Committee of our Board of Directors approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of certain of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the cash and equity awards. Stock-based compensation expense of $3.8 million associated with this portion of the equity awards after the modification was recognized by us during the twelve month period that commenced in June 2014. The remaining 63,000 RSAs for which service-based vesting was not triggered at the time of the Spin-Off remain subject to new performance conditions (as well as the original service conditions). In addition, the RSAs for which both the performance and service-based conditions were not achieved prior to the Spin-Off were entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every 3.5 shares of Theravance common stock subject to their awards. The Theravance Biopharma shares will be subject to the same new performance and service conditions as the original RSAs to which they relate. The amount due by us under the modified cash bonus awards of $0.5 million is fully paid as of June 30, 2015 and the remaining tranches of the cash bonus awards were forfeited.

Contractual Obligations and Commercial Commitments

There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the six months ended June 30, 2015, there have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

Risks Related to our Business

For the foreseeable future we will derive all of our royalty revenues from GSK and our future success depends on GSK’s ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK.

Pursuant to the GSK Agreements, GSK is responsible for the development and commercialization of products in the partnered respiratory programs. Through June 30, 2015, sales of both BREO ® ELLIPTA ® and especially ANORO® ELLIPTA® by GSK have been significantly below our expectations which resulted in a decline in our stock price. Although we may receive milestone payments from GSK if certain development milestones are achieved in our MABA program, we believe that royalty revenues from BREO ® ELLIPTA ® and ANORO® ELLIPTA® will represent the majority of our future revenues from GSK. The amount and timing of revenue from such royalties and milestones is unknown and highly uncertain. Our future success depends upon the performance by GSK of its commercial obligations under the GSK Agreements. We have no control over GSK’s marketing and sales efforts, and GSK might not be successful, which would harm our business and cause the price of our securities to fall.

The amount of royalties and milestone payments, if any, we receive will depend on many factors, including the following:

•                  the extent and effectiveness of the sales and marketing and distribution support GSK provides our partnered products;

•                  the competitive landscape of generic and branded products and developing therapies that compete with our partnered products, including other products owned by GSK (such as Advair®) but which are not partnered with us and pricing pressure in the respiratory markets targeted by our partnered products;

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

The Patient Protection and Affordable Care Act and other legislative or regulatory requirements or potential legislative or regulatory actions regarding healthcare and insurance matters, along with the trend toward managed healthcare in the United States (U.S.), could adversely influence the purchase of healthcare products and reduce demand and prices for our partnered products. This could harm GSK’s ability to market our partnered products and significantly reduce future revenues. For example, when GSK launched BREO® ELLIPTA® for the treatment of COPD in the U.S. in October 2013, GSK experienced significant challenges gaining coverage at some of the largest PBMs, healthcare payors, and providers and lower overall prices than expected. Recent actions by U.S. PBMs in particular have increased discount levels for respiratory products resulting in lower net sales pricing realized for products in our collaboration. Further, if the ongoing Phase 3b studies with FF/VI do not show improved outcomes relative to the standard of care, obtaining payor coverage for RELVAR®/BREO® ELLIPTA® could become more difficult in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures will continue and may increase. This may make it difficult for GSK to sell our partnered products a price acceptable to us or GSK or to generate revenues in-line with our analysts’ or investors’ expectations, which may cause the price of our securities to fall.

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

GSK is conducting the SUMMIT mortality study to determine the impact of RELVAR®/BREO® ELLIPTA® on all cause mortality amongst patients with moderate chronic obstructive pulmonary disease (COPD) who have cardiovascular disease (CVD) or are at increased risk for CVD.  SUMMIT is a multicenter, double-blind, parallel-group, placebo-controlled study of approximately 16,000 patients who are randomized to receive once daily treatment with fluticasone furoate/vilanterol (100/25mcg), fluticasone furoate (100mcg), vilanterol (25mcg) or placebo. The primary objective is to evaluate the effect of FF/VI compared with placebo on survival evaluated by the primary endpoint of all-cause mortality. The secondary endpoints are rate of decline in forced expiratory volume in 1 second (FEV1) and a composite cardiovascular endpoint. GSK expects to report results for SUMMIT in 2015.

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

On April 30, 2015, the U.S. Food and Drug Administration (“FDA”) approved BREO® ELLIPTA® (FF/VI) as a once-daily inhaled treatment for asthma in patients aged 18 years and older in the U.S. If GSK’s commercialization efforts to market BREO® ELLIPTA® for asthma encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor, analyst or our expectations, our business will be harmed, and the price of our securities could fall.

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

If the FDA or other applicable regulatory authorities approve generic products, including but not limited generic forms of Advair®,  that compete with RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® the royalties payable to us pursuant to the LABA Collaboration Agreement will be less than anticipated, which in turn would harm our business and the price of our securities could fall.

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application (“ANDA”) in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as the branded product and that the generic product is bioequivalent to the branded product, meaning it is absorbed in the body at the same rate and to the same extent. These generic equivalents, which must meet the same quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. For example, numerous companies like Mylan N.V. and Teva Pharmaceuticals Industries Ltd. have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expire in 2016.  We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

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

Many of the pharmaceutical companies competing in respiratory markets are international in scope with substantial financial, technical and personnel resources that permit them to discover, develop, obtain regulatory approval and commercialize new products in a highly efficient and low cost manner at competitive prices to consumers. In addition, many of these competitors have substantial commercial infrastructures that facilitate commercializing their products in a highly efficient and low cost manner at competitive prices to consumers. The market for products developed for the treatment of COPD and asthma continues to experience significant innovation and reduced cost in bringing products to market over time, including generic forms of existing products developed for the treatment of COPD and asthma. As an example, Boehringer Ingelheim recently obtained approval for its LABA/LAMA combination product [SPIOLTO®], which is expected to be commercialized in the second half of 2015. There can be no assurance that RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® will not be replaced by new products that are deemed more effective at lower cost to consumers. The ability of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® to succeed and achieve the anticipated level of sales depends on the commercial and development performance of GSK to achieve and maintain a competitive advantage over other products with the same intended use in the targeted markets.

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

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of June 30, 2015, the total remaining lease payments, which run through May 2020, were $30.5 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

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

Since the Spin-Off, substantially all of our directors and senior management team has changed. Our current board and management team has only been working together for a relatively short period of time. In addition, Rick E. Winningham resigned as our President and Chief Executive Officer effective as of August 15, 2014 and as Chairman of our Board and as a director effective as of October 30, 2014. Since the Spin-Off, we have appointed Michael W. Aguiar as our Chief Executive Officer and as a member of our Board, appointed Eric d’Esparbes as our Chief Financial Officer and appointed Michael E. Faerm as our Chief Business Officer. We expect to continue to expand our management team in the future. Our future performance will depend significantly on our ability to successfully integrate our new directors into our Board and our new Chief Executive Officer, Chief Financial Officer, Chief Business Officer and other recently and subsequently hired executive officers into our management team, and on those individuals’ ability to develop and maintain an effective working relationship. Our failure to integrate recently and subsequently appointed directors and executive officers, including our new Chief Executive Officer, Chief Financial Officer and Chief Business Officer, with other members of management could result in inefficiencies in the conduct of our business, which can adversely affect our results of operations.

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

From mid-1997 until the Spin-Off, we were engaged in discovering and developing compounds and product candidates and we never generated sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve sustained profitability. As of June 30, 2015, we had an accumulated deficit of approximately $[Update] billion. Although we expect to have a substantial reduction in our expenses in future periods as a result of the Spin-Off, we will continue to incur losses until royalties from the sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® exceed total expenses, including interest expenses, and our revenues and operating results will likely fluctuate from period to period. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities, our ability to return capital to stockholders and continue operations.

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

As of June 30, 2015 we had approximately $743.9 million in total long-term debt outstanding, comprised primarily of $255.1 million in principal that remains outstanding under our 2.125% Convertible Subordinated Notes due 2023 (the “2023 Notes”) and $483.4 million in principal that remains outstanding under our 9% Fixed Rate Royalty term notes due 2029 (the “2029 Notes” and with the 2023 Notes, the “Notes”). The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. Our 2029 Notes have rights to 40% of all royalty payments received from GSK related to RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, and VI monotherapy until the notes are paid in full.

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

We currently have only thirteen full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

Although GSK beneficially owns approximately 27% of our outstanding capital stock as of July 31, 2015, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Theravance respiratory products, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of UMEC/VI/FF or a MABA/ICS in either the U.S. or the EU, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK will no longer be subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

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

As of July 31, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock, and GSK has the right to acquire stock from us to maintain its percentage ownership of our capital stock in certain circumstances. GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.

In addition, pursuant to an Amended and Restated Governance Agreement with GSK, GSK may make an offer to our stockholders to acquire outstanding voting stock that would bring GSK’s percentage ownership of our voting stock to no greater than 60%, provided that:

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

The procedures governing GSK offers to ours stockholders to acquire outstanding voting stock set forth in the preceding two paragraphs are applicable until the termination of the governance agreement on September 1, 2015 and thereafter the foregoing restrictions will not apply. In addition, following the expiration of the governance agreement, GSK will no longer be subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

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

As of July 31, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock. GSK may vote at its sole discretion on any proposal to effect a change of control of us or for us to issue equity securities to one or more parties that would result in that party or parties beneficially owning more than 20% of our outstanding capital stock. Our governance agreement with GSK, which will expire on September 1, 2015, requires us to exempt GSK from any stockholder rights plan we may adopt during the term of the Governance Agreement, affords GSK certain rights to offer to acquire us in the event third parties seek to acquire our stock and contains other provisions that could deter or prevent another company from seeking to acquire us.

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

The price of our securities has been extremely volatile and may continue to be so. Between January 1, 2015 and June 30, 2015, the high and low sales prices of our common stock as reported on The NASDAQ Global Market varied between $10.58 and $21.16 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

• relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 42% of our outstanding capital stock as of July 31, 2015 based on our review of publicly available filings); and

• potential sales or purchases of our capital stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders.

We have a corporate goal of returning capital to stockholders and have paid quarterly dividends during the 3rd and 4th quarters of 2014 and during the 1st and 2nd quarters of 2015. The payment of, or continuation of, capital returns to stockholders is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of capital returns, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. Future capital returns may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and our working capital and debt maintenance requirements; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our capital returns may change from time to time, and we cannot provide assurance that we will continue to provide any particular amounts. A reduction or suspension in our capital returns programs could have a negative effect on our stock price.

Concentration of ownership will limit your ability to influence corporate matters.

As of July 31, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 1% of our outstanding capital stock. Based on our review of publicly available filings as of July 31, 2015, our three largest stockholders other than GSK collectively owned approximately 42% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. In addition, following the expiration of the governance agreement, GSK will no longer be subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2015 and May 11, 2015, we completed the sale of 92,674 and 85,579 shares of our common stock to Glaxo Group Limited, an affiliate of GSK, at a price of $18.06 and $16.00 per share, resulting in aggregate gross proceeds of $3.0 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no underwriting discounts or commissions were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the three and six months ended June 30, 2015 (unaudited), formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.

Date: August 6, 2015	/s/ Michael W. Aguiar
Michael W. Aguiar
Chief Executive Officer
(principal executive officer)

Date: August 6, 2015	/s/ Eric d’Esparbes
Eric d’Esparbes
Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)