Form 10-Q
period 2015-09-30
THERAVANCE INC
filed 2015-11-05
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of registrant’s common stock outstanding on October 30, 2015 was 117,425,815.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERAVANCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$78,746	$96,800
Short-term marketable securities	127,446	143,698
Related party receivables from collaborative arrangements	16,947	10,550
Prepaid expenses and other current assets	615	1,134
Total current assets	223,754	252,182
Marketable securities	—	42,856
Property and equipment, net	248	324
Capitalized fees paid to a related party, net	197,824	208,191
Other assets	15,805	18,101
Total assets	$437,631	$521,654

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$154	$—
Payable to Theravance Biopharma, Inc.	—	1,056
Accrued personnel-related expenses	1,392	1,959
Accrued interest payable	6,390	7,551
Other accrued liabilities	2,457	2,108
Deferred revenue	885	1,082
Total current liabilities	11,278	13,756
Convertible subordinated notes, due 2023	255,109	255,109
Non-recourse notes, due 2029	488,976	470,527
Deferred rent	100	105
Other long-term liabilities	1,847	1,718
Deferred revenue	3,320	3,788
Commitments and contingencies (Notes 3, 6, and 9)
Stockholders’ deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 117,575 and 116,445 shares issued as of September 30, 2015 and December 31, 2014, respectively	1,176	1,164
Treasury stock: 150 shares as of September 30, 2015 and December 31, 2014	(3,263)	(3,263)
Additional paid-in capital	1,375,805	1,452,504
Accumulated other comprehensive income (loss)	11	(87)
Accumulated deficit	(1,696,728)	(1,673,667)
Total stockholders’ deficit	(322,999)	(223,349)

Total liabilities and stockholders’ deficit	$437,631	$521,654

See accompanying notes to condensed consolidated financial statements.

*                    Condensed consolidated balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $3,455 and $3,233 for the three months ended September 30, 2015 and 2014 and $10,367 and $7,611 for the nine months ended September 30, 2015 and 2014	$13,341	$729	$30,449	$342
Revenue from collaborative arrangements from a related party, net	221	270	664	811
Total net revenue	13,562	999	31,113	1,153

Operating expenses:
Research and development	547	1,909	1,897	6,721
General and administrative	4,581	8,632	14,929	28,491
Total operating expenses	5,128	10,541	16,826	35,212

Income (loss) from operations	8,434	(9,542)	14,287	(34,059)

Other income (expense), net	(45)	255	1,117	335
Interest income	90	93	291	446
Interest expense	(13,063)	(12,355)	(38,756)	(24,326)
Loss from continuing operations before income taxes	(4,584)	(21,549)	(23,061)	(57,604)
Income tax expense (benefit)	—	(278)	—	—
Loss from continuing operations, net of tax	(4,584)	(21,271)	(23,061)	(57,604)

Loss from discontinued operations (Notes 1 and 11)	—	—	—	(94,934)
Net loss	$(4,584)	$(21,271)	$(23,061)	$(152,538)

Basic and diluted net loss per share:
Continuing operations, net of tax	$(0.04)	$(0.19)	$(0.20)	$(0.52)
Discontinued operations	—	—	—	(0.85)
Basic and diluted net loss per share	$(0.04)	$(0.19)	$(0.20)	$(1.37)

Cash dividend declared per common share	$0.25	$0.25	$0.75	$0.25

Shares used to compute basic and diluted net loss per share	115,787	113,100	115,381	111,306

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss	$(4,584)	$(21,271)	$(23,061)	$(152,538)

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net	21	(3,903)	1,302	(359)
Less: Realized gain on marketable securities, net	—	—	(1,204)	—
Comprehensive loss	$(4,563)	$(25,174)	$(22,963)	$(152,897)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(23,061)	$(152,538)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,449	8,720
Stock-based compensation	5,223	26,013
Amortization of premium on short-term investments	526	1,539
Interest added to the principal balance of the non-recourse term notes due 2029	18,449	—
Realized gain on sale of marketable securities, net	(1,204)	—
Amortization of debt issuance costs	2,296	1,550
Other non-cash items	(2)	(2)
Changes in operating assets and liabilities:
Accounts receivable	—	74
Receivables from collaborative arrangements	(6,397)	(833)
Prepaid expenses and other current assets	519	(52)
Inventories	—	(1,908)
Other assets	—	561
Accounts payable	154	(7,122)
Payable to Theravance Biopharma, Inc., net	(1,056)	(16,166)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(851)	71
Accrued interest payable	(1,161)	16,667
Deferred rent	(5)	224
Deferred revenue	(665)	(2,911)
Net cash provided by (used in) operating activities	3,214	(126,113)

Cash flows from investing activities
Purchases of property and equipment	(6)	(556)
Purchases of marketable securities	(86,523)	(228,899)
Maturities of marketable securities	89,311	292,666
Sales of marketable securities	57,098	5,000
Capitalized fees paid to a related party	—	(125,000)
Payments received on notes receivable	—	140
Net cash provided by (used in) investing activities	59,880	(56,649)

Cash flows from financing activities
Payments of cash dividends to stockholders	(87,144)	(28,338)
Proceeds from issuances of common stock, net	5,996	35,629
Cash and cash equivalents contributed to Theravance Biopharma, Inc.	—	(277,541)
Change in restricted cash	—	(5,600)
Proceeds from issuances of notes payable, net of debt issuance costs	—	434,677
Net cash (used in) provided by financing activities	(81,148)	158,827

Net decrease in cash and cash equivalents	(18,054)	(23,935)
Cash and cash equivalents at beginning of period	96,800	143,510

Cash and cash equivalents at end of period	$78,746	$119,575

Supplemental disclosure of cash flow information
Cash paid for interest	$19,169	$6,109

Supplemental disclosure of noncash information
Contribution of net assets, excluding cash and cash equivalents to Theravance Biopharma, Inc.	$—	$125,337
Conversion of convertible subordinated notes into common stock	$—	$32,391
Guarantee issued in connection with the Spin-Off (Note 9)	$—	$1,300

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.

Business Separation

On June 1, 2014, we separated our biopharmaceutical research and drug development operations from our late-stage partnered respiratory assets by transferring our research and drug development operations into our then wholly-owned subsidiary, Theravance Biopharma, Inc. (“Theravance Biopharma”). We contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma and all outstanding shares of Theravance Biopharma were then distributed to Theravance stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares of our common stock to stockholders of record on May 15, 2014 (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma becoming an independent, publicly traded company.

The results of operations for the former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included as part of this report as discontinued operations for the three and nine months ended September 30, 2014. Refer to Note 11 “Discontinued Operations” for further information.

Variable Interest Entities

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements. We consolidate the financial results of TRC, which we have determined to be a VIE, because we have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from, TRC. The financial position and results of operations of TRC are not material for the periods presented.

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

For the three and nine months ended September 30, 2015 and 2014, diluted and basic net loss per common share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015 (1)	2014	2015 (2)	2014
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	5,070	6,771	5,459	6,218
Unvested RSAs	1,489	1,782	1,738	1,782
Shares issuable upon conversion of convertible subordinated notes	12,904	12,100	12,904	12,100
	19,463	20,653	20,101	20,100

(1)         Includes 4.0 million options, 0.3 million restricted stock units, and 0.8 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off during the three months ended September 30, 2015. Subsequent to the Spin-Off, stock-based compensation expense associated with the awards held by Theravance Biopharma employees granted prior to the Spin-Off is recognized by Theravance Biopharma.

(2)         Includes 4.2 million options, 0.4 million restricted stock units, and 1.0 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off during the nine months ended September 30, 2015. Subsequent to the Spin-Off, stock-based compensation expense associated with the awards held by Theravance Biopharma employees granted prior to the Spin-Off is recognized by Theravance Biopharma.

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

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Royalties from a related party	$16,796	$3,962	$40,816	$7,953
Less: amortization of capitalized fees paid to a related party	(3,455)	(3,233)	(10,367)	(7,611)
Royalty revenue	13,341	729	30,449	342
Strategic alliance - MABA program	221	270	664	811
Total net revenue from GSK	$13,562	$999	$31,113	$1,153

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

Amortization expense resulting from the milestone fees paid to GSK, which are recognized as capitalized fees paid to a related party, is a non-cash reduction to royalty revenue. In periods when amortization expense exceeded amounts recognized for royalty revenue, negative revenue was reported in our condensed consolidated statements of operations.

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off, we, Theravance Biopharma and GSK entered into a series of agreements, including amendments to the GSK Agreements, clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. Pursuant to a three-way master agreement, by and among us, Theravance Biopharma and GSK, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had a right to purchase these shares of Theravance Biopharma from us, but this right expired unexercised. During the nine months ended September 30, 2015, we sold all 436,802 ordinary shares of Theravance Biopharma that we held as of December 31, 2014. Refer to Note 4 “Available-for-Sale Securities and Fair Value Measurements” for further information.

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

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The classification of available-for-sale securities in the condensed consolidated balance sheets is as follows:

(In thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$76,077	$95,090
Short-term marketable securities	127,446	143,698
Marketable securities	—	42,856
Total	$203,523	$281,644

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	September 30, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$7,503	$3	$—	$7,506
U.S. government agencies	69,965	9	(2)	69,972
Corporate notes	27,485	3	(2)	27,486
Commercial paper	54,702	—	—	54,702
Money market funds	43,857	—	—	43,857
Total	$203,512	$15	$(4)	$203,523

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment Loss	Estimated Fair Value
U.S. government securities	$30,019	$24	$—	$—	$30,043
U.S. government agencies	34,756	6	(12)	—	34,750
Corporate notes	80,880	5	(110)	—	80,775
Commercial paper	34,469	—	—	—	34,469
Ordinary shares of Theravance Biopharma	10,269	—	—	(3,752)	6,517
Money market funds	95,090	—	—	—	95,090
Total	$285,483	$35	$(122)	$(3,752)	$281,644

As of September 30, 2015, all of the available-for-sale securities had contractual maturities within one year and the weighted average duration of marketable securities was approximately three months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities as of September 30, 2015 were temporary in nature. As of September 30, 2015, all marketable securities with unrealized losses have been in a loss position for less than twelve months.

During the nine months ended September 30, 2015, we recognized a gain of $1.2 million from the sale of all of the ordinary shares of Theravance Biopharma that we held as of December 31, 2014, which is included in other income (expense), net in the condensed consolidated statement of operations. In addition, we sold other available-for-sale securities totaling $49.4 million, and the related realized gains and losses were not significant during the nine months ended September 30, 2015.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of September 30, 2015 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$7,506	$—	$—	$7,506
U.S. government agencies	—	69,972	—	69,972
Corporate notes	—	27,486	—	27,486
Commercial paper	—	54,702	—	54,702
Money market funds	43,857	—	—	43,857
Total assets measured at estimated fair value	$51,363	$152,160	$—	$203,523
Liabilities
Convertible subordinated notes due 2023	$—	$169,362	$—	$169,362
Non-recourse notes due 2029	—	464,527	—	464,527
Total fair value of liabilities	$—	$633,889	$—	$633,889

	Estimated Fair Value Measurements as of December 31, 2014 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$30,043	$—	$—	$30,043
U.S. government agencies	—	34,750	—	34,750
Corporate notes	—	80,775	—	80,775
Commercial paper	—	34,469	—	34,469
Ordinary shares of Theravance Biopharma	6,517	—	—	6,517
Money market funds	95,090	—	—	95,090
Total assets measured at estimated fair value	$131,650	$149,994	$—	$281,644
Liabilities
Convertible subordinated notes due 2023	$—	$197,095	$—	$197,095
Non-recourse notes due 2029	—	456,411	—	456,411
Total fair value of liabilities	$—	$653,506	$—	$653,506

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

5. Capitalized Fees Paid to a Related Party

Capitalized fees paid to a related party, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

	September 30, 2015				December 31, 2014
Weighted
Average
Remaining
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	(Years)	Value	Amortization	Value	Value	Amortization	Value
Approval and launch related milestone payments under the LABA Collaboration	14.4	$220,000	$(22,176)	$197,824	$220,000	$(11,809)	$208,191

These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. Additional information regarding these milestone fees is included in Note 3, “Collaborative Arrangements”. Amortization expense for the three and nine months ended September 30, 2015 was $3.5 million and $10.4 million, respectively. Amortization expense for the three and nine months ended September 30, 2014 was $3.2 million and $7.6 million, respectively. As of September 30, 2015, the remaining estimated amortization expense is $3.5 million for 2015, $13.8 million for each of the years from 2016 to 2020, and $125.3 million thereafter.

6. Stock-Based Compensation

Equity Incentive Plan

The 2012 Equity Incentive Plan (the “2012 Plan”) provides for the granting of incentive stock options, nonstatutory stock options, RSAs, restricted stock units (“RSUs”) and stock appreciation rights to employees, non-employee directors and consultants. As of September 30, 2015, the total shares remaining available for issuance under the 2012 Plan were 3,200,521.

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

As of September 30, 2015, total shares remaining available for issuance under the ESPP were 278,971.

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

Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment.  As of March 31, 2014, we determined that the achievement of the requisite performance conditions for vesting of the first tranche of these awards was probable and the total stock-based compensation expense of $7.0 million for the first tranche was fully recognized through May 2014.  In connection with the Spin-Off, our Compensation Committee approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of certain of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the equity awards, for which $3.8 million was recognized by us during the twelve-month period that commenced in June 2014. The remaining 63,000 RSAs for which service-based vesting was not triggered at the time of the Spin-Off remain subject to new performance conditions (as well as the original service conditions). In addition, the RSAs for which both the performance and service-based conditions were not achieved prior to the Spin-Off were entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every 3.5 shares of Theravance common stock subject to their awards, which will also be subject to the same new performance and service conditions as the original RSAs to which they relate. As of September 30, 2015, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for the remaining equity awards.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Research and development	$220	$1,357	$687	$2,589
General and administrative	1,248	3,375	4,536	11,795
Stock-based compensation from continuing operations	1,468	4,732	5,223	14,384
Stock-based compensation from discontinued operations	—	—	—	11,629
Total stock-based compensation expense	$1,468	$4,732	$5,223	$26,013

As of September 30, 2015, unrecognized compensation expense, net of expected forfeitures for awards expected to vest, was as follows: $1.7 million related to unvested stock options; $2.1 million related to unvested RSUs; and $9.1 million related to unvested RSAs (including performance-contingent RSAs for which the performance milestones were determined to be probable of achievement).

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

Valuation Assumptions

No options were granted for the three and nine months ended September 30, 2015.

The range of assumptions used to estimate fair value of employee stock options granted during the three and nine months ended September 30, 2014 was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Risk-free interest rate	1.97%	1.64%-2.05%
Expected term (in years)	6	5-6
Volatility	58%	52%-60%
Dividend yield	4%	4%
Weighted-average estimated fair value of stock options granted	$13.23	$15.92

7. Long-Term Debt

Our long-term debt consists of:

(In thousands)	September 30, 2015	December 31, 2014
Convertible Subordinated Notes due 2023	$255,109	$255,109
Non-Recourse Notes Payable due 2029	488,976	470,527
Total Long-Term Debt	$744,085	$725,636

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

In connection with the offering of the 2023 Notes, we entered into two privately-negotiated capped call option transactions with a single counterparty. The capped call option transaction is an integrated instrument consisting of a call option on our common stock purchased by us with a strike price equal to the initial conversion price of $27.79 per share for the underlying number of shares and a cap price of $38.00 per share, both of which are subject to adjustments consistent with the 2023 Notes. The cap component is economically equivalent to a call option sold by us for the underlying number of shares with an initial strike price of $38.00 per share. As an integrated instrument, the settlement of the capped call coincides with the due date of the convertible debt. Upon settlement, we would receive from our hedge counterparty a number of shares of our common shares that would range from zero, if the stock price was below $27.79 per share, to a maximum of 2,779,659 shares, if the stock price is above $38.00 per share. However, if the market price of our common stock, as measured under the terms of the capped call transactions, exceeds $38.00 per share, there is no incremental anti-dilutive benefit from the capped call.

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

In connection with the payments of subsequent cash dividends through September 30, 2015, the adjusted conversion rate with respect to our 2023 Notes was further adjusted from 46.9087 shares of our common stock per $1,000 principal amount of the 2023 Notes to 50.5818 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $19.77 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly to $19.77 and $27.04.

Non-Recourse Notes Due 2029

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse fixed rate term notes due 2029 (the “2029 Notes”) issued by our wholly-owned subsidiary.

The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties due to us under the LABA Collaboration with GSK commencing on April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029. The amounts in the segregated bank account can only be used to make interest and principal payments on the 2029 Notes. As of September 30, 2015, the balance of the segregated bank account was not material.

The 2029 Notes bear an annual interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014. The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period. Since issuance, $39.0 million of interest expense has been added to the principal balance of the 2029 Notes, of which $5.6 million and $18.4 million was added during the three and nine months ended September 30, 2015. No interest expense was added to the principal during the three and nine months ended September 30, 2014. Since the principal and interest payments on the 2029 Notes are based on royalties from GSK for product sales recorded, which will vary from quarter to quarter and are unknown to us, the 2029 Notes may be repaid prior to the final maturity date in May 2029.

In connection with the sale of the 2029 Notes, we incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

8. Shareholders’ Deficit

For the nine months ended September 30, 2015, options to purchase 111,156 shares of our common stock were exercised at a weighted-average exercise price of $13.75 per share, for total cash proceeds of approximately $1.5 million. For the nine months ended September 30, 2014, options to purchase 1,127,000 shares of our common stock were exercised at a weighted-average exercise price of $14.09 per share, for total cash proceeds of approximately $15.9 million.

During the nine months ended September 30, 2015, GSK purchased 424,081 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates (the “Governance Agreement”), for an aggregate purchase price of approximately $6.5 million. GSK’s periodic “top-up” rights terminated with the expiration of the Governance Agreement in September 2015.

On February 20, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. This dividend was paid on March 31, 2015. On April 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on June 12, 2015. This dividend was paid on June 30, 2015. On July 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on September 10, 2015. This dividend was paid to our stockholders on September 30, 2015. During the three and nine months ended September 30, 2015, we paid an aggregate of $29.1 million and $87.1 million in dividends, respectively. Unvested RSAs and certain unvested RSUs as of the record date are also entitled to dividends, which will only be paid when the RSAs and such RSUs vest and are released. For further information on the impact of the cash dividend payments on the 2023 Notes, refer to Note 7, “Long-Term Debt”.

9. Commitments and Contingencies

Lease Guarantee

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of September 30, 2015, the total remaining lease payments, which run through May 2020, were $29.1 million. The carrying value of this lease guarantee was $1.3 million as of September 30, 2015 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

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

In connection with the Spin-Off, the Compensation Committee approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of certain of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the cash awards. The amount due by us under these modified cash bonus awards of $0.5 million was fully paid in June 2015. The remaining tranches of the cash awards were forfeited.

10. Income Taxes

We did not record a provision for income taxes for the three and nine months ended September 30, 2015. The deferred tax assets remain fully offset by a valuation allowance or uncertain tax position liabilities.

As a part of the overall Spin-Off transaction on June 1, 2014, certain assets that were transferred by us to Theravance Biopharma resulted in taxable transfers pursuant to Section 367 of the Internal Revenue Code of 1986, as amended (the “Code”), or other applicable provisions of the Code and Treasury Regulations. The taxable gain attributable to the transfer of the certain assets to Theravance Biopharma was the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. The U.S. federal income tax gain on transfer of the assets to Theravance Biopharma was approximately $400 million.  This taxable income was substantially offset by our net operating loss from 2014 and carryforwards from prior years resulting in a net impact of zero to income tax expenses during the nine months ended September 30, 2014.

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

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net revenues (1)	$—	$3,129
Loss from discontinued operations (2)	—	(94,934)

There was no impact of the discontinued operations after the Spin-Off to our revenues and expenses for the three months ended September 30, 2015 and 2014.

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

(2)                                 Included in the loss from discontinued operations for the three and nine months ended September 30, 2014 are reimbursements of research and development costs from our former collaborative arrangements, excluding GSK, which we accounted for as reductions to research and development expense. Reimbursement of research and development costs from discontinued operations from our collaborative arrangements was zero and $0.1 million for the three and nine months ended September 30, 2014. In addition, the loss from discontinued operations includes the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011. Refer to Note 6 “Stock-Based Compensation” and Note 9 “Commitment and Contingencies” for further information.

12. Subsequent Events

On October 28, 2015, we announced  the acceleration of our capital return plan with a $150 million share repurchase program effective through the end of 2016 approved by our Board of Directors, replacing our quarterly dividend. As a component of the share repurchase plan, on October 30, 2015, we commenced a “modified Dutch auction” tender offer to purchase up to $75 million of our common stock, at a price per share of not less than $8.50 and not greater than $9.25, which will be contingent upon satisfaction of customary conditions.

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

On June 1, 2014, we separated our biopharmaceutical research and drug development operations from our late-stage partnered respiratory assets by transferring our research and drug development operations into our then wholly-owned subsidiary, Theravance Biopharma, Inc. (“Theravance Biopharma”). We contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma and all outstanding shares of Theravance Biopharma were then distributed to Theravance stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares of our common stock to stockholders of record on May 15, 2014 (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent publicly-traded company. The results of operations for the former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included as part of this report as discontinued operations for the three and nine months ended September 30, 2014.

We have designed our company structure and organization to be tailored to our more focused activities following the Spin-Off, including managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of September 30, 2015, we had 13 employees. Our revenues currently consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Financial Highlights

For the nine months ended September 30, 2015, our net loss from our continuing operations was $23.1 million, a decrease of $34.5 million from $57.6 million for the nine months ended September 30, 2014. The decrease was primarily due to an increase in our royalty revenues, decrease in research and development expenses, and lower employee-related expenses, including stock-based compensation expense, as a result of decreased operations and headcount post Spin-Off, offset by an increase in interest expense from our non-recourse notes payable due 2029 (the “2029 Notes”). Cash, cash equivalents, and marketable securities, totaled $206.2 million as of September 30, 2015, a decrease of $77.1 million from December 31, 2014. The decrease was primarily due to payments of cash dividends of $87.1 million, partially offset by net proceeds of $6.0 million received from issuances of our common stock and cash provided by operations of $3.2 million.

Recent Developments

Declaration and Payment of Cash Dividends

On February 20, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. A total of $28.8 million was paid to our stockholders on March 31, 2015. On April 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on June 12, 2015. A total of $29.2 million was paid to our stockholders on June 30, 2015.  On July 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on September 10, 2015. A total of $29.1 million was paid to our stockholders on September 30, 2015. Unvested RSAs and certain unvested RSUs as of the record date are also entitled to dividends, which will only be paid when the RSAs and such RSUs vest and are released. In connection with the payments of the cash dividends during the nine months ended September 30, 2015, the conversion rate with respect to our 2.125% Convertible Subordinated Notes due 2023 (the “2023 Notes”) was further adjusted in total from 48.3294 shares of our common stock per $1,000 principal amount of the 2023 Notes at December 31, 2014 to 50.5818 shares of our common stock per $1,000 principal amount of the 2023 Notes at September 30, 2015, which represents an adjusted conversion price of approximately $19.77 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly to $19.77 and $27.04.

Share Repurchase Plan

On October 28, 2015, we announced the acceleration of our capital return plan with a $150 million share repurchase program effective through the end of 2016 approved by our Board of Directors, replacing our quarterly dividend. We currently intend to repurchase our shares under the program through a combination of the tender offer referred to below and, open market purchases, and may also repurchase shares through private transactions, exchange offers, additional tender offers or other means. The repurchase program will be funded using our working capital.

Our announcement of our share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares of common stock. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, the results of the tender offer and our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, general financial, economic and market conditions, prevailing market prices for our shares of common stock, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. The share repurchase program may be suspended or discontinued at any time. There can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases.

On October 30, 2015, we commenced a “modified Dutch auction” tender offer to purchase up to $75 million of our common stock, at a price per share of not less than $8.50 and not greater than $9.25.  The tender offer is contingent upon satisfaction of customary conditions. Repurchases under the tender offer will be part of our share repurchase program. As of October 29, 2015, we had approximately 117.4 million shares outstanding. We intend to fund the tender offer and related expenses with available cash and cash equivalents.

The information above relating to the tender offer is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any shares of our common stock. The solicitation and offer to buy our common stock is being made only pursuant to the Offer to Purchase, and the related Letter of Transmittal. Stockholders and investors are urged to read our Tender Offer Statement on Schedule TO, that we filed with the SEC in connection with the tender offer, including the Offer to Purchase, the related Letter of Transmittal and the other offer materials and exhibits thereto, as well as any amendments or supplements to the Schedule TO that we file with the SEC, because they contain important information, including various terms and conditions of the tender offer.

Program Highlights

•                  Theravance paid a cash dividend of $0.25 per share on September 30, 2015 to stockholders of record as of the close of business on September 10, 2015.

•                  In the third quarter of 2015, net sales of RELVAR®/BREO® ELLIPTA® by GSK were $97.8 million, comprised of $40.4 million in the U.S. market (an increase of 44 percent from the prior quarter in the U.S.) and $57.4 million in non-U.S. markets (a smaller increase of 7 percent from the prior quarter primarily due to slower summer sales in Europe and Japan).

•                  As of September 30, 2015, RELVAR®/BREO® ELLIPTA® has been approved in 73 countries for marketing and has been launched in 42 countries.

•                  In the third quarter of 2015, sales of ANORO® ELLIPTA® by GSK were $32.7 million, an increase of approximately 38 percent compared to the prior quarter. Sales were $22.0 million in the U.S. market (an increase of 23 percent from the prior quarter) and $10.7 million in non-U.S. markets (an increase of 82% from the prior quarter).

•                  As of September 30, 2015, ANORO® ELLIPTA® has been approved in 61 countries for marketing and has been launched in 33 countries.

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

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off, we, Theravance Biopharma and GSK entered into a series of agreements, including amendments to the GSK Agreements, clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. Pursuant to a three-way master agreement, by and among us, Theravance Biopharma and GSK, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had a right to purchase these shares of Theravance Biopharma from us, but this right expired unexercised. During the nine months ended September 30, 2015, we sold all 436,802 ordinary shares of Theravance Biopharma that we held as of December 31, 2014.

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

Purchases of Common Stock by GSK

Prior to 2015, affiliates of GSK purchased an aggregate of 31.6 million shares of our common stock. During the nine months ended September 30, 2015, GSK purchased 424,081 shares of our common stock pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates (the “Governance Agreement”), for an aggregate purchase price of approximately $6.5 million. GSK’s periodic “top-up” rights terminated with the expiration of the Governance Agreement in September 2015. As of October 30, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock.

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

During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue from continuing operations, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Royalties from a related party	$16,796	$3,962	$12,834	324%	$40,816	$7,953	$32,863	413%
Less: amortization of capitalized fees paid to a related party	(3,455)	(3,233)	(222)	7	(10,367)	(7,611)	(2,756)	36
Royalty revenue	13,341	729	12,612	*	30,499	342	30,107	*
Strategic alliance - MABA program	221	270	(49)	(18)	664	811	(147)	(18)
Total net revenue from GSK	$13,562	$999	$12,563	* %	$31,113	$1,153	$29,960	* %

*Not meaningful

Total net revenue increased for the three and nine months ended September 30, 2015 compared to the same periods a year ago. The increases are primarily due to higher sales of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® not having been commercially launched until April 2014 and the approval in April 2015 of BREO® ELLIPTA® (FF/VI) as a once-daily inhaled treatment of asthma in patients aged 18 years and older in the U.S.  Royalty revenue is reduced by amortization expense for capitalized fees paid to a related party.

Research & Development

Research and development expenses from continuing operations, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Research and development expenses	$547	$1,909	$(1,362)	(71)%	$1,897	$6,721	$(4,824)	(72)%

Research and development expenses decreased for the three and nine months ended September 30, 2015 compared to the same periods a year ago primarily due to fewer allocated costs as our ongoing operations are significantly smaller as a result of the Spin-Off in June 2014 and lower stock-based compensation expense. Stock-based compensation expense was higher during the three and nine months ended September 30, 2014 due to the achievement of performance conditions under a specified long-term retention and incentive equity awarded to certain employees in 2011. Currently, our research and development expenses are primarily due to expenses related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses from continuing operations, as compared to the prior periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
General and administrative expenses	$4,581	$8,632	$(4,051)	(47)%	$14,929	$28,491	$(13,562)	(48)%

General and administrative expenses decreased for the three and nine months ended September 30, 2015 compared to the same periods a year ago primarily due to lower stock-based compensation expense and employee-related costs. For the three and nine months ended September 30, 2014, stock-based compensation expense and employee-related costs were higher primarily due to the probable achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011.

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

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Other income (expense), net	$(45)	$255	$(300)	(118)%	$1,117	$335	$782	233%
Interest income	90	93	(3)	(3)	291	446	(155)	(35)

Other income (expense), net increased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily related to a realized gain of $1.2 million on the sale of all of the ordinary shares of Theravance Biopharma that we held as of December 31, 2014 in the first quarter of 2015.

Interest income decreased for the three and nine months ended September 30, 2015 as compared to the same periods a year ago primarily due to lower average cash balances resulting from the cash contribution to Theravance Biopharma in June 2014.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Interest expense	$13,063	$12,355	$708	6%	$38,756	$24,326	$14,430	59%

Interest expense increased for the three and nine months ended September 30, 2015 compared to the same periods a year ago primarily due to the issuance of our 2029 Notes in April 2014, and a subsequent increase of $39.0 million to the outstanding principal balance from interest short falls. See “Liquidity” section below for further information.

Discontinued Operations

On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. The significant components of the research and drug development operations, which are presented as discontinued operations on the condensed consolidated statements of operations, were as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net revenue	$—	$3,129
Loss from discontinued operations	—	94,934

There was no impact of the discontinued operations after the Spin-Off to our revenues and expenses for the three months ended September 30, 2015 and 2014.

Net revenues for the nine months ended September 30, 2014 includes revenue from collaborative arrangements with R-Pharm CJSC, which was transferred to Theravance Biopharma as a part of the Spin-Offs and products sales from sales of VIBATIV® in the U.S. for which revenue recognition commenced in the first quarter of 2014 which was transferred to Theravance Biopharma as a part of the Spin-Off.

Loss from discontinued operations for the nine months ended September 30, 2014 primarily relates to research and development expenses incurred prior to June 1, 2014 in addition to external legal and accounting fees in connection with our separation strategy and the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in 2011, both of which we started to incur in 2013.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. In 2015, we have also received royalty payments from GSK from sales of RELVAR®/ BREO® ELLIPTA®, which was launched in the fourth quarter of 2013, and from ANORO® ELLIPTA®, which was launched during 2014. As of September 30, 2015, we had $206.2 million in cash, cash equivalents, and marketable securities.

As discussed above under “Recent Developments ” on October 28, 2015, we announced that our Board of Directors approved a $150 million share repurchase program, and on October 30, 2015, we commenced a “modified Dutch auction” tender offer to purchase up to $75 million of our common stock, at a price per share of not less than $8.50 and not greater than $9.25. As discussed above, there can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases.

On February 20, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. On April 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on June 12, 2015. On July 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on September 10, 2015. During the three and nine months ended September 30, 2015, we paid $29.1 million and $87.1 million of dividends in cash.

On June 1, 2014, we contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma as initial funds for their operations, based on anticipated operating plans and financial forecasts at the separation date. Although our cash on hand was reduced as a result of the Spin-Off, our operating expenses have decreased significantly as our ongoing operations are significantly smaller due to our focus on royalty management activities. As a result of the reduction in our operations, we believe that cash from future royalty revenues, net of operating expenses, debt service and cash on hand, will be sufficient to fund our operations for at least the next twelve months.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 (“2029 Notes”). The 2029 Notes are secured exclusively by a security interest in a segregated bank account established to receive 40% of the royalties from global net sales occurring on or after April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration Agreement with GSK. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period. As of September 30, 2015, interest expense of $39.0 million has been added to the principal balance of the 2029 Notes. From the net proceeds of the offering of approximately $434.7 million, we established a milestone payment reserve account to fund 40% of any future milestone payments that could become payable under the LABA Collaboration Agreement with GSK. As of September 30, 2015, the balance of the milestone reserve account was zero as we have fulfilled our obligation related to the milestone payments during the fourth quarter of 2014. We incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

Adequacy of cash resources to meet future needs

We believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs, including the funding of the share repurchase program discussed above, for at least the next twelve months based upon current operating plans and financials forecasts. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings or may need to reduce or stop our quarterly dividend. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, we regularly explore debt restructuring and/or reduction alternatives, including through tender offers, redemptions, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

Cash flows, as compared to the prior year periods, were as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014	Change
Net cash provided by (used in) operating activities	$3,214	$(126,113)	$129,327
Net cash provided by (used in) investing activities	59,880	(56,649)	116,529
Net cash (used in) provided by financing activities	(81,148)	158,827	(239,975)

Cash Flows from Operating Activities

Cash provided by or used in operating activities is primarily driven by net loss, excluding the effect of non-cash charges and net changes in our operating assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2015 of $3.2 million was primarily due to:

•                  $34.4 million provided by receipt of royalties from a related party and revenue from collaborative arrangements, after adjusting for a $6.4 million increase in receivables from collaborative arrangements and $0.7 million decrease in deferred revenue;

•                  $11.5 million used for operating expenses, after adjusting for $5.2 million of non-cash related items, consisting primarily of stock-based compensation expense;

•                  $19.2 million used for interest payments on convertible subordinated notes, due 2023 and non-recourse notes, due 2029; and

•                  $0.9 million used to decrease accrued personnel-related expenses due to the timing of payments.

Net cash used in operating activities for the nine months ended September 30, 2014 of $126.1 million was primarily due to:

•                  $114.7 million used for operating expenses, after adjusting for non-cash related items of $37.8 million consisting primarily of stock-based compensation expense of $26.0 million and depreciation and amortization expenses of $8.7 million and amortization on premium of marketable securities of $1.5 million and amortization of debt issuance cost of $1.6 million;

•                  $16.2 million decrease in payable to Theravance Biopharma;

•                  $16.7 million used for interest accruals on convertible subordinated notes, due 2023 and non-recourse notes, due 2029;

•                  $1.9 million used to increase inventories;

•                  $7.1 million decrease in accounts payable primarily due to the timing of payments and our ongoing operations being significantly smaller due to the Spin-Off; and

•                  $2.9 million provided by decrease in deferred revenue.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2015 of $59.9 million was primarily due to $146.4 million of proceeds received from the sale of marketable securities and maturities of marketable securities, partially offset by $86.5 million in purchases of marketable securities.

Net cash provided by investing activities for the nine months ended September 30, 2014 of $56.6 million was primarily due to $125.0 million used for registrational and launch-related milestone payments to GSK, partially offset by $68.8 million from the sale and maturities of marketable securities, net of purchases.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 of $81.1 million was primarily due to $87.1 million of cash dividends paid to our stockholders, offset by $6.0 million of net proceeds received from the issuance of our common stock.

Net cash provided by financing activities for the nine months ended September 30, 2014 of $158.8 million was primarily due to net proceeds of $434.7 million received from the private placement of our 2029 Notes and $35.6 million received from the issuances of our common stock, partially offset by $277.5 million of cash and cash equivalents contributed to Theravance Biopharma as a result of the Spin-Off and payments of cash dividends of $28.3 million to our stockholders.

Off-Balance Sheet Arrangements

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of September 30, 2015, the total remaining lease payments, which run through May 2020, were $29.1 million. The carrying value of this lease guarantee was $1.3 million as of September 30, 2015 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of September 30, 2015.

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

In connection with the Spin-Off, the Compensation Committee of our Board of Directors approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the Spin-Off. The modification acknowledged the Spin-

Off and permitted recognition of achievement of certain of the original performance conditions that were met prior to the Spin-Off, triggering service-based vesting for a portion of the cash and equity awards. Stock-based compensation expense of $3.8 million associated with this portion of the equity awards after the modification was recognized by us during the twelve-month period that commenced in June 2014. The remaining 63,000 RSAs for which service-based vesting was not triggered at the time of the Spin-Off remain subject to new performance conditions (as well as the original service conditions). In addition, the RSAs for which both the performance and service-based conditions were not achieved prior to the Spin-Off were entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every 3.5 shares of Theravance common stock subject to their awards. The Theravance Biopharma shares will be subject to the same new performance and service conditions as the original RSAs to which they relate. The amount due by us under the modified cash bonus awards of $0.5 million is fully paid in June 2015 and the remaining tranches of the cash bonus awards were forfeited.

Contractual Obligations and Commercial Commitments

There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the nine months ended September 30, 2015, there have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

Risks Related to our Business

For the foreseeable future we will derive all of our royalty revenues from GSK and our future success depends on GSK’s ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK.

Pursuant to the GSK Agreements, GSK is responsible for the development and commercialization of products in the partnered respiratory programs. Through September 30, 2015, sales of both BREO ® ELLIPTA ® and especially ANORO® ELLIPTA® by GSK have been significantly below our expectations which resulted in a decline in our stock price. Although we may receive milestone payments from GSK if certain development milestones are achieved in our MABA program, we believe that royalty revenues from BREO ® ELLIPTA ® and ANORO® ELLIPTA® will represent the majority of our future revenues from GSK. The amount and timing of revenue from such royalties and milestones is unknown and highly uncertain. Our future success depends upon the performance by GSK of its commercial obligations under the GSK Agreements. We have no control over GSK’s marketing and sales efforts, and GSK might not be successful, which would harm our business and cause the price of our securities to fall.

The amount of royalties and milestone payments, if any, we receive will depend on many factors, including the following:

•                  the extent and effectiveness of the sales and marketing and distribution support GSK provides our partnered products;

•                  market acceptance and demand for our partnered products;

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

•                  the requirement to conduct additional post-approval studies or trials for our partnered products;

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

On April 30, 2015, the U.S. Food and Drug Administration (“FDA”) approved BREO® ELLIPTA® (FF/VI) as a once-daily inhaled treatment for asthma in patients aged 18 years and older in the U.S.  If GSK’s commercialization efforts to market BREO® ELLIPTA® for asthma in the U.S. encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor, analyst or our expectations, our business will be harmed, and the price of our securities could fall.

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

Although RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA® are approved and marketed in a number of countries, it is possible that adverse changes to the regulatory status of these products could occur in the event new safety issues are identified, treatment guidelines are changed, or new studies fail to demonstrate product benefits. A number of notable pharmaceutical products have experienced adverse developments during commercialization that have resulted in the product being withdrawn, approved uses being limited, or new warnings being included. In the event that any adverse regulatory change was to occur to any of our products, our business will be harmed and the price of our securities will fall.

Any adverse developments or results or perceived adverse developments or results with respect to the ongoing studies for FF/VI in asthma or COPD, for UMEC/VI in COPD, or any future studies will significantly harm our business and the price of our securities could fall, and if regulatory authorities in those countries in which approval has not yet been granted determine that the Phase 3 programs for FF/VI in asthma or COPD or the Phase 3 programs for UMEC/VI for COPD do not demonstrate adequate safety and efficacy, the continued development of FF/VI or UMEC/VI or both may be significantly delayed, they may not be approved by these regulatory authorities, and even if approved it may be subject to restrictive labeling, any of which will harm our business, and the price of our securities could fall.

Although we have announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, a number of additional studies of FF/VI are underway.  For example, in September 2015, GSK and we announced that the Study to Understand Mortality and MorbidITy” (SUMMIT) did not meet its primary endpoints. Any adverse developments or perceived adverse developments with respect to any prior, current or future studies in these programs will significantly harm our business and the price of our securities could fall.

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

•                  analysts adjusting their sales forecasts downward from previous projections based on results or interpretations of results of prior, current or future studies;

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

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application (“ANDA”) in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V. and Teva Pharmaceuticals Industries Ltd. have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expire in 2016.  Mylan N.V. has recently announced the completion of their Phase III studies for their generic Advair program, and expressed their intention to file their ANDA with the FDA before the end of 2015. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as the branded product and that the generic product is bioequivalent to the branded product, meaning it is absorbed in the body at the same rate and to the same extent. These generic equivalents, which must meet the same quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

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

Many of the pharmaceutical companies competing in respiratory markets are international in scope with substantial financial, technical and personnel resources that permit them to discover, develop, obtain regulatory approval and commercialize new products in a highly efficient and low cost manner at competitive prices to consumers. In addition, many of these competitors have substantial commercial infrastructures that facilitate commercializing their products in a highly efficient and low cost manner at competitive prices to consumers. The market for products developed for the treatment of COPD and asthma continues to experience significant innovation and reduced cost in bringing products to market over time, including generic forms of existing products developed for the treatment of COPD and asthma. As an example, Boehringer Ingelheim recently obtained approval for its LABA/LAMA combination product Spiolto® Respimat®, which was launched in 2015. In September 2015, Boehringer Ingelheim obtained FDA approval for Spiriva for the long-term, once-daily, maintenance treatment of asthma in patients 12 years of age and older.  In addition, Novartis obtained FDA approval for a combination COPD treatment, which Novartis plans to launch in the first quarter of 2016 under the tradename Utibron Neohaler. There can be no assurance that RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® will not be replaced by new products that are deemed more effective at lower cost to consumers. The ability of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® to succeed and achieve the anticipated level of sales depends on the commercial and development performance of GSK to achieve and maintain a competitive advantage over other products with the same intended use in the targeted markets.

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

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of September 30, 2015, the total remaining lease payments, which run through May 2020, were $29.1 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

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

From mid-1997 until the Spin-Off, we were engaged in discovering and developing compounds and product candidates and we never generated sufficient revenue from the sale of medicines or royalties on sales by our partners to achieve sustained profitability. As of September 30, 2015, we had an accumulated deficit of approximately $1.7 billion. Although we expect to have a substantial reduction in our expenses in future periods as a result of the Spin-Off, we will continue to incur losses until royalties from the sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® exceed total expenses, including interest expenses, and our revenues and operating results will likely fluctuate from period to period. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities, our ability to return capital to stockholders and continue operations.

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

As of September 30, 2015, we had approximately $744.1 million in total long-term debt outstanding, comprised primarily of $255.1 million in principal that remains outstanding under our 2.125% Convertible Subordinated Notes due 2023 (the “2023 Notes”) and $489.0 million in principal that remains outstanding under our 9% Fixed Rate Royalty term notes due 2029 (the “2029 Notes” and with the 2023 Notes, the “Notes”). The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. Our 2029 Notes have rights to 40% of all royalty payments received from GSK related to RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, and VI monotherapy until the notes are paid in full.

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

Although GSK beneficially owns approximately 27% of our outstanding capital stock as of October 30, 2015, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Theravance respiratory products, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of UMEC/VI/FF or a MABA/ICS in either the U.S. or the EU, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

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

As of October 31, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock.  As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business.  Moreover, if GSK does not participate in the tender offer we commenced on October 30, 2015, it will further concentrate its ownership of Theravance.

The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our capital stock owned by it terminated upon the expiration of the governance agreement on September 1, 2015.

Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK’s significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

As of October 31, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock.  As a result of GSK’s significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.  If GSK does not participate in the tender offer we commenced on October 30, 2015, it will further concentrate its ownership of Theravance.

GSK could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of our company.

GSK is not subject to any contractual restrictions with us on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our company to a third party. Sales by GSK of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

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

The price of our securities has been extremely volatile and may continue to be so. Between January 1, 2015 and September 30, 2015, the high and low sales prices of our common stock as reported on The NASDAQ Global Select Market varied between $6.36 and $21.16 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

• any adverse developments or results or perceived adverse developments or results with respect to the on-going development of FF/VI with GSK, including, without limitation, any difficulties or delays encountered with the regulatory path for

FF/VI or any indication from clinical or non-clinical studies, including the large Phase 3b program, that FF/VI is not safe or efficacious or does not sufficiently differentiate itself from alternative therapies;

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

• relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 27% of our outstanding capital stock as of October 30, 2015 based on our review of publicly available filings); and

• potential sales or purchases of our capital stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders.

We have a corporate goal of returning capital to stockholders and have paid quarterly dividends during the 3rd and 4th quarters of 2014 and during the first three quarters of 2015. On October 28, 2015, we announced the acceleration of our capital return plan with a $150 million share repurchase program approved by our Board of Directors, replacing our quarterly dividend. We currently intend to repurchase our shares through the end of 2016 through a combination of the tender offer which commenced on October 30, 2015 and, open market purchases, and may also repurchase shares through private transactions, exchange offers, additional tender offers or other means. The repurchase program will be funded using our working capital. Our announcement of our share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares of common stock. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, the results of the tender offer and our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, general financial, economic and market conditions, prevailing market prices for our shares of common stock, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. The share repurchase program may be suspended or discontinued at any time. There can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases.

The payment of, or continuation of, capital returns to stockholders is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of capital returns, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. Future capital returns may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and our working capital and debt maintenance requirements; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our capital returns may change from time to time, and we cannot provide assurance that we will continue to provide any particular amounts. A reduction, change or suspension in our capital returns programs could have a negative effect on our stock price.

Concentration of ownership will limit your ability to influence corporate matters.

As of October 30, 2015, GSK beneficially owned approximately 27% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 1% of our outstanding capital stock. Based on our review of publicly available filings as of October 30, 2015, our three largest stockholders other than GSK collectively owned approximately 42% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. If certain of our large stockholders do not participate in the tender offer we commenced on October 30, 2015, it will further concentrate their ownership of Theravance. In addition, following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

Anti-takeover provisions in our charter and bylaws and in Delaware law could prevent or delay a change in control of our company.

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

In addition, some provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2015, May 11, 2015 and August 12, 2015, we completed the sale of 92,674, 85,579 and 245,828 shares of our common stock to Glaxo Group Limited, an affiliate of GSK, at a price of $18.06, $16.00 and $14.18, respectively, per share, resulting in aggregate gross proceeds of $6.5 million before deducting transaction expenses. Neither we nor the affiliate of GSK engaged any investment advisors with respect to the sale and no underwriting discounts or commissions were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.5	Amended and Restated Bylaws (as amended by the board of directors April 25, 2007)	10-Q	9/30/08

3.6	Amended and Restated Bylaws (as amended by the board of directors October 22, 2015)	8-K	10/28/15

4.1	Specimen certificate representing the common stock of the registrant	10-K	12/31/06

4.4	Indenture dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	1/25/13

4.5	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)

10.64	First Amendment to 2029 Severance Plan	8-K (filed as Exhibit 10.2)	7/29/15

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the three and nine months ended September 30, 2015 (unaudited), formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance, Inc.

Date: November 5, 2015	/s/ Michael W. Aguiar
Michael W. Aguiar
Chief Executive Officer
(principal executive officer)

Date: November 5, 2015	/s/ Eric d’Esparbes
Eric d’Esparbes
Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)