Form 10-K
period 2015-12-31
Innoviva, Inc.
filed 2016-02-24
CIK 1080014

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-30319

INNOVIVA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3265960 (I.R.S. Employer Identification No.)
951 Gateway Boulevard, South San Francisco, California (Address of principal executive offices)	94080 (Zip Code)

          Registrant's telephone number, including area code: 650-238-9600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.01 Par Value	The NASDAQ Stock Market LLC

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant's Common Stock on The NASDAQ Global Select Market on June 30, 2015 was $636,988,750. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          On February 16, 2016, there were 114,117,517 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

INNOVIVA, INC.
2015 Form 10-K Annual Report

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward-looking statements. The words "anticipates," "believes," "could," "designed," "estimates," "expects," "goal," "intends," "may," "plans," "projects," "pursuing," "will," "would" and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward- looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

        Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the company (including the company's growth strategy and corporate development initiatives beyond the existing respiratory portfolio); the timing, manner, amount and planned growth of anticipated potential capital returns to stockholders (including, without limitation, statements regarding the company's expectations of future share purchases and future cash dividends); the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; projections of revenue, expenses and other financial items and risks discussed below in "Risk Factors" in Item 1A of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

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

PART I

ITEM 1.    BUSINESS

Overview

        Innoviva, Inc. ("Innoviva", the "Company", the "Registrant" or "we" and other similar pronouns) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Innoviva's portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI") and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI"). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the "GSK Agreements"), we are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program, as monotherapy and in combination with other therapeutically active components under the LABA Collaboration Agreement, which has been assigned to TRC other than RELVAR®/BREO®ELLIPTA® and ANORO® ELLIPTA®. We do not manufacture or sell any of the products commercialized under the GSK Agreements, as it is the exclusive responsibility of GSK.

        Our headquarters are located at 951 Gateway Boulevard, South San Francisco, California 94080. Innoviva was incorporated in Delaware in November 1996 under the name Advanced Medicine, Inc. and began operations in May 1997. The Company changed its name to Theravance, Inc. in April 2002. In June 2014, we spun-off our research and development activities by distributing the outstanding shares of Theravance Biopharma, Inc. ("Theravance BioPharma") on a pro-rata basis to our stockholders (the "Spin-Off"), which resulted in Theravance Biopharma becoming an independent, publicly traded company. Following a rebranding exercise, we changed our name to Innoviva, Inc. in January 2016.

Our Strategy

        Innoviva uniquely combines deep pharmaceutical industry expertise and strategic financial management with the goal of maximizing the commercial potential and royalties we receive from our partnered pharmaceutical products. By channeling our significant expertise in the key field of pharmaceutical medicines—including product development, commercialization, and financial strategy—Innoviva seeks to become a major partner in the delivery of compelling new medicines that impact public health. We plan to leverage our unique industry knowledge and capabilities to identify medicines that have the potential to improve the lives of patients. This patient-centric approach is central to how Innoviva operates and collaborates with a partner to advance the availability of crucial medicines and treatments. Our corporate strategy is focused on stockholder returns by:

  1.
  Maximizing the potential value of our respiratory assets partnered with GSK;

  2.
  Providing capital returns to our stockholders through dividends or share repurchases;

  3.
  Reducing our overall corporate cost of capital; and

  4.
  Building a long-term recurring revenue business.

Our Relationship with GSK

LABA Collaboration

        In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease ("COPD") and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist ("LAMA"), umeclidinium bromide (UMEC), with a LABA, VI. Under the LABA Collaboration Agreement, GSK and Innoviva are exploring various paths to create triple therapy medications. GSK is now responsible for all direct research and development activities associated with the collaboration. We are also eligible to receive the associated royalty revenues from VI monotherapy, if approved and commercialized. However, GSK has recently notified us of their intent to discontinue the development of VI monotherapy following continued delays in the program, and, as such, we do not expect to receive future revenues from that product.

        As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, we paid milestone fees to GSK totaling $220.0 million during the year ended December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing management obligations as part of the collaboration, including certain development and commercialization activities that are expected to continue over the life of the agreements. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product.

        We are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

        In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the "Additional MABAs"). The development program is funded in full by GSK and is currently in Phase II clinical studies. As a result of the transactions effected by the Spin-Off, we are only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF) while Theravance Biopharma receives 85% of those same payments.

Agreements Entered into with GSK in Connection with the Spin-Off

        On March 3, 2014, in contemplation of the Spin-Off, we, Theravance Biopharma and GSK entered into a series of agreements clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. We, Theravance Biopharma and GSK entered into a three-way master agreement providing for GSK's consent to the Spin-Off provided certain conditions were met. Pursuant to a three-way master agreement entered into by and among us, Theravance Biopharma and GSK in connection with the Spin-Off, we agreed to withhold a certain number of Theravance Biopharma shares from the taxable dividend of Theravance Biopharma shares to GSK. We sold all of these shares in Theravance Biopharma during the first quarter of 2015.

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

Purchases of Common Stock by GSK

        Prior to 2015, affiliates of GSK purchased an aggregate of 31.6 million shares of our common stock. During 2015, GSK purchased 424,081 shares of our common stock pursuant to its periodic "top-up" rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of $6.5 million. GSK's periodic "top-up" rights terminated with the expiration of the Governance Agreement in September 2015. As of February 16, 2016, GSK beneficially owned approximately 28.1% of our outstanding capital stock.

Recent Highlights

  •
  In January 2016, we announced our corporate name change from Theravance, Inc. to Innoviva, Inc.

  •
  Royalty revenues earned from sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in 2015 grew to $66.9 million, up 263% compared to 2014,

  •
  In the fourth quarter of 2015, net sales of RELVAR®/BREO® ELLIPTA® by GSK were $154.7 million, comprised of $72.5 million in the U.S. market (an increase 79 percent from the prior quarter in the U.S.) and $82.2 million in non-U.S. markets (an increase of 43 percent from the prior quarter).

  •
  As of December 31, 2015, RELVAR®/BREO® ELLIPTA® has been launched in 45 countries.

  •
  In the fourth quarter of 2015, sales of ANORO® ELLIPTA® by GSK were $45.4 million, an increase of 44 percent compared to the prior quarter. Sales were $31.2 million in the U.S. market (an increase of 42 percent from the prior quarter) and $14.2 million in non-U.S. markets (an increase of 48 percent from the prior quarter).

  •
  As of December 31, 2015, ANORO® ELLIPTA® has been launched in 38 countries.

  •
  Through January 29, 2016, we repurchased $37.3 million of stock under our previously announced $150 million share repurchase program through a combination of a "modified Dutch auction" tender offer (completed in December 2015) and open market purchases, with an average purchase price of $9.49 per share.

Manufacturing

        Manufacturing of RELVAR®/BREO® ELLIPTA® (FF/VI) and ANORO™ ELLIPTA™ (UMEC/VI) and for the MABA program is performed by GSK.

Government Regulation

        The development and commercialization of products and product candidates pursuant to the GSK Agreements are subject to extensive regulation by governmental authorities in the United States and other countries. Before marketing in the United States, any medicine must undergo rigorous preclinical studies and clinical studies and an extensive regulatory approval process implemented by the FDA. Outside the United States, the ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical studies, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, the commercialization of medicines is permitted only if the appropriate regulatory authority is satisfied that our collaborative partner has presented adequate evidence of the safety, quality and efficacy of such medicines.

        Once a product is approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if safety or quality issues are identified after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize products, withdraw approvals, enjoin violations, and institute criminal prosecution.

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

        Outside the United States, our collaborative partner's ability to market partnered products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. Risks similar to those associated with FDA approval described above exist with the regulatory approval processes in other countries.

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

        As of December 31, 2015, we owned 32 issued United States patents and 173 granted foreign patents, as well as additional pending United States patent applications and foreign patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds.

        United States issued patents and foreign patents generally expire 20 years after filing. Nevertheless, issued patents can be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position, we will need to obtain effective claims and enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

Competition

        We anticipate that RELVAR®/BREO® ELLIPTA® (FF/VI) and ANORO® ELLIPTA® (UMEC/VI), will compete with a number of approved bronchodilator drugs and drug candidates under development that are designed to treat asthma and COPD. These include but are not limited to:

  •
  Advair®/Seretide™ (salmeterol and fluticasone proprionate as a combination) marketed by GSK,

  •
  Symbicort® (formoterol and budesonide as a combination) marketed by AstraZeneca,

  •
  Spiriva® (tiotropium) marketed by Boehringer Ingelheim,

  •
  Dulera® (formoterol and mometasone as a combination) marketed by Merck,

  •
  Tudorza ® (aclidinium) marketed by AstraZeneca and Seebri® (glycopyrronium) were also launched in the year ended December 31, 2012 (Seebri, ex-U.S.),

  •
  Incruse® (umeclidinium) and Arnuity® (fluticasone furoate), launched in January 2015 by GSK in the U.S. (we are not entitled to any royalties from either product),

  •
  UMEC/VI/FF being developed by GSK,

  •
  Foradil®/Oxis® (formoterol) marketed by a number of companies,

  •
  Striverdi® Respimat® (olodaterol) marketed by Boehringer Ingelheim,

  •
  Onbrez®/Arcapta® (indacaterol) marketed by Novartis,

  •
  Ultibro®/ Ultibron®, (indacaterol combined with the LAMA glycopyrronium bromide) developed by Novartis and approved and launched in Europe and Japan in the year ended December 31, 2013 as a once-daily treatment for COPD. In the U.S., the product was approved in October 2015 at a lower strength and as a twice-daily COPD treatment,

  •
  Stiolto (U.S.)/Spiolto (E.U.) approved in mid-2015, consists of the LAMA tiotropium combined with the LABA olodaterol, marketed by Boehringer Ingelheim for the treatment of COPD,

  •
  Duaklir® Genuair® (consisting of the LAMA aclidinium bromide and LABA formoterol fumarate), developed by AstraZeneca and approved in November 2014 in the EU as a maintenance bronchodilator treatment for COPD,

  •
  Indacaterol in combination with an ICS (mometasone), being developed by Novartis for markets outside the U.S., and

  •
  Formoterol combined with the LAMA glycopyrronium pMDI is reported by AstraZeneca to be in phase III for the treatment of COPD.

        In addition, several firms are developing new formulations of Advair/Seretide (salmeterol /fluticasone proprionate) and Symbicort (formoterol fumerate/budesonide) which may be marketed as generics or branded generics relative to the existing products from GSK and AstraZeneca, respectively. All of these efforts represent potential competition for any of our partnered products. Efforts have intensified following the publication of FDA draft guidance for the approval of fully substitutable versions of Advair and Symbicort in late 2013 and mid-2015 respectively. Current examples of these products include the marketed products Duoresp/Biresp from Teva (generic Symbicort), AirFluSal Forspiro by Sandoz, Rolenium by Elpen and Sirdupla by Mylan (all generic Advair) which are all available in a wide number of countries in the E.U. In the US, several competitors are attempting to gain market authorization for a generic version of Advair in the next one to two years. Chief among these are Mylan and Sandoz (Mylan confirmed filing of an ANDA with USFDA for their product in December 2015), Vectura and Roxane who own the U.S. rights to AirFluSal, and Teva who is developing both a fully substitutable and non-substitutable generic Advair that are expected to be filed in the next one to two years.

Employees

        As of December 31, 2015, we had 13 employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Executive Officers of the Registrant

        The following table sets forth the name, age, and position of each of our executive officers as of February 16, 2016:

Name	Age	Positions Held
Michael W. Aguiar(1)	49	President, Chief Executive Officer and Director
Eric d'Esparbes	48	Senior Vice President and Chief Financial Officer
Michael Faerm	49	Senior Vice President and Chief Business Officer
George B. Abercrombie, RPh, MBA	61	Senior Vice President, Chief Commercial Officer
Theodore J. Witek, Jr., Dr.P.H.	58	Senior Vice President, Chief Scientific Officer

(1)
Member of the Board of Directors

        Michael W. Aguiar was appointed President and Chief Executive Officer of Innoviva, Inc. and became a member of our Board of Directors in August 2014. He joined Innoviva as Senior Vice President and Chief Financial Officer in March 2005. Prior to joining Innoviva, Mr. Aguiar served as Vice President of Finance at Gilead Sciences, Inc., a biopharmaceutical company, since 2002. Prior to Gilead Sciences, Inc., Mr. Aguiar served as Vice President of Finance at Immunex Corporation, a biopharmaceutical company, from 2001 to 2002. From 1995 to 2001, he was with Honeywell International in a variety of positions, including, most recently CFO and Vice President Finance for Honeywell Electronic Materials SBU. Mr. Aguiar earned a B.S. in biology from the University of California, Irvine and an M.B.A. in finance from the University of Michigan. Mr. Aguiar's demonstrated leadership in his field, his prior senior management experience in our industry and his experience as our Chief Executive Officer and as our former Chief Financial Officer contributed to our conclusion that he should serve as a director.

        Eric d'Esparbes joined Innoviva, Inc. as Senior Vice President and Chief Financial Officer in October 2014. From 2010 to 2014, Mr. d'Esparbes served as the Chief Financial Officer of Joule Unlimited, a biotechnology company, where he was responsible for overseeing all of the company's financial, tax, treasury and accounting activities. Prior to Joule Unlimited, he was the Vice President, Finance of AEI Energy ("AEI"), a global emerging markets energy company, where he was responsible for optimizing the capital structure of AEI's international portfolio of energy assets, and from 2007 to 2010 served as Senior Vice President and Chief Financial Officer at AEI Asia. Mr. d'Esparbes has also served as Chief Financial Officer and other senior financial roles at Meiya Power Company Limited from 1999 to 2007 and senior financial roles at Hydro-Quebéc International from 1993 to 1999. Mr. d'Esparbes earned a Bachelor's degree in International Finance from the University of Montreal's Hautes Etudes Commerciales in Montreal, Canada.

        Michael E. Faerm joined Innoviva, Inc. as Senior Vice President and Chief Business Officer in July 2015. Prior to joining Innoviva, Mr. Faerm spent nine years as a pharmaceuticals analyst, most recently as the Senior Pharmaceuticals Equity Research Analyst at Wells Fargo Securities, and previously as a Senior Specialty Pharmaceuticals Analyst at Credit Suisse. Mr. Faerm has also worked within the biopharmaceutical industry, holding positions in business development and strategic financial planning at Forest Laboratories and Regeneron Pharmaceuticals. Previously, he spent four years in investment banking as a member of Merrill Lynch's global healthcare team, where he focused primarily on mergers and acquisitions and financings of biotechnology and pharmaceuticals companies. He earned an MBA degree from Harvard Business School, an MS in Civil Engineering from Stanford University, and a BS in Civil Engineering from Columbia University.

        George B. Abercrombie, RPh, MBA joined Innoviva, Inc. in June 2014. Prior to joining Innoviva, Mr. Abercrombie served as the President and Chief Executive Officer of Hoffmann-La Roche Inc. from 2001 to 2009, where he was responsible for the US and Canadian business divisions. From 1993 to 2001, Mr. Abercrombie worked at Glaxo and its successor companies, including as Senior Vice President of Commercial Operations for Glaxo Wellcome, Inc. He is the Chairman of the Board of BioCryst Pharmaceuticals, Inc., and also serves as a board member of numerous other healthcare-related organizations, including Project Hope and the North Carolina GlaxoSmithKline Foundation. Mr. Abercrombie holds an MBA from Harvard Business School and a BS from the University of North Carolina at Chapel Hill, School of Pharmacy.

        Theodore J. Witek, Jr., Dr.P.H. joined Innoviva, Inc. in July 2014. Prior to joining Innoviva, Dr. Witek served as President and Chief Executive Officer of Boehringer Ingelheim in Canada and in Portugal. Joining Boehringer in 1992, Dr. Witek held a number of positions of increasing responsibility, including leading the global clinical development and launch of several respiratory products, most notably Spiriva®. He also led the Respiratory and Immunology clinical research groups in the US in 2001, he moved to Germany to lead the operating team for Spiriva® and also served as the Boehringer Co-chair of the Joint Operating Committee with Pfizer in their global alliance. During his tenure in

Canada, Dr. Witek served on the Board of Directors at Rx&D, Canada's National Association for Research-Based Pharmaceutical Companies, chairing its Heath Technology Assessment and Public Affairs Committees. He also served over ten years on the Drug/Device Discovery and Development Committee of the American Thoracic Society, serving as Chairman from 2010 to 2012. He is currently appointed to the Ontario Heath Innovation Council. Dr. Witek holds a DrPH degree from Columbia University, an MPH from Yale University, and an MBA from Henley Management College.

Code of Business Conduct

        The Company has adopted the Innoviva, Inc. Code of Business Conduct that applies to all directors, officers and employees. The Code of Business Conduct, as amended and restated on December 15, 2010, is available on the corporate governance section of our website at www.inva.com. If the Company makes any substantive amendments to the Code of Business Conduct or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Available Information

        Our Internet address is www.inva.com. Our investor relations website is located at http://investor.inva.com. We make available free of charge on our investor relations website under "SEC Filings" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors' and officers' Section 16 Reports and any amendments to those reports after filing or furnishing such materials to the U.S. Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Innoviva and the Innoviva logo are registered trademarks of Innoviva, Inc. Trademarks, tradenames or service marks of other companies appearing in this report are the property of their respective owners.

ITEM 1A.    RISK FACTORS

Risks Related to our Business

For the foreseeable future we will derive all of our royalty revenues from GSK and our future success depends on GSK's ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK.

        Pursuant to the GSK Agreements, GSK is responsible for the development and commercialization of products in the partnered respiratory programs. Through December 31, 2015, sales of both BREO® ELLIPTA® and especially ANORO® ELLIPTA® by GSK have been significantly below our expectations which resulted in a decline in our stock price. Although we may receive milestone payments from GSK if certain development milestones are achieved in our MABA program, we believe that royalty revenues from BREO® ELLIPTA® and ANORO® ELLIPTA® will represent the majority of our future revenues from GSK. The amount and timing of revenue from such royalties and milestones is unknown and highly uncertain. Our future success depends upon the performance by GSK of its commercial obligations under the GSK Agreements. We have no control over GSK's marketing and sales efforts, and GSK might not be successful, which would harm our business and cause the price of our securities to fall.

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

Reduced prices and reimbursement rates from governments, payors, or competitors or other healthcare cost containment initiatives such as restrictions on use, may negatively impact royalties generated under the GSK Agreements.

        The continuing efforts of governments, pharmaceutical benefit management organizations (PBMs), insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care has adversely affected the price, market access, and total revenues of BREO® ELLIPTA® and ANORO® ELLIPTA® and may continue to adversely affect them in the future. In addition, our partnered products have experienced and expect to continue to experience increased competitive activity which has resulted in lower overall prices for our products.

        The Patient Protection and Affordable Care Act and other potential legislative or regulatory action regarding healthcare and insurance matters, along with the trend toward managed healthcare in the U.S., could adversely influence the purchase of healthcare products and reduce demand and prices for our partnered products. This could harm GSK's ability to market our partnered products and significantly reduce future revenues. For example, when GSK launched BREO® ELLIPTA® for the treatment of COPD in the U.S. in October 2013, GSK experienced significant challenges gaining coverage at some of the largest PBMs, healthcare payors, and providers and lower overall prices than expected. Recent actions by U.S. PBMs in particular have increased discount levels for respiratory products resulting in lower net sales pricing realized for products in our collaboration. Further, if the ongoing Phase 3b studies with FF/VI do not show improved outcomes relative to the standard of care, obtaining payor coverage for RELVAR®/BREO® ELLIPTA® could become more difficult in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures will continue and may increase. This may make it difficult for GSK to sell our partnered products a price acceptable to us or GSK or to generate revenues in line with our analysts' expectations, which may cause the price of our securities to fall.

If the commercialization of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA® in the countries in which they have received regulatory approval encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor or our expectations, our business will be harmed, and the price of our securities could fall.

        Under our agreements with our collaborative partner GSK, GSK has full responsibility for commercialization of RELVAR®/ BREO® ELLIPTA® and ANORO® ELLIPTA®. GSK has launched RELVAR®/ BREO® ELLIPTA® in a number of countries including the United States (U.S.), Canada, Japan, the United Kingdom, and Germany among others. The commercial launch of both products has been below our expectations primarily due to lower overall pricing levels in the U.S. and longer timeframes to obtain payor coverage. For example, GSK recently stated that it has experienced more restrictive formulary access and lower net pricing in the U.S. respiratory market than it expected, which may indicate broader weakness in the respiratory markets targeted by RELVAR®/ BREO® ELLIPTA® and ANORO® ELLIPTA®. As a result, a number of analysts have adjusted their sales forecasts downward from previous projections. Any further delays or adverse developments or perceived additional delays or adverse developments with respect to the commercialization of RELVAR®/ BREO® ELLIPTA® and ANORO® ELLIPTA® including if sales or payor coverage do not meet investor or our expectations, will significantly harm our business and the price of our securities could fall.

We are dependent on GSK for the successful commercialization and development of products under the GSK Agreements. If GSK does not devote sufficient resources to the commercialization or development of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, our business will be materially harmed.

        GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Our royalty revenues under the GSK Agreements may not meet our, or investors' expectations, due to a number of important factors. GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For instance, GSK has wide discretion in determining the efforts and resources that it will apply to the commercialization of our partnered products. The timing and amount of royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by GSK. In addition, GSK may determine to focus its commercialization efforts on its own products. For example, in January 2015, GSK launched Incruse® (Umec) in the U.S., which is a LAMA for the treatment of COPD. GSK may determine to focus its marketing efforts on Incruse, which could have the effect of decreasing the potential market share of ANORO® ELLIPTA® and lowering the royalties we may receive for such product. Alternatively, GSK may decide to market Incruse® in combination with RELVAR®/BREO® ELLIPTA® as an open triple therapy in anticipation of future commercialization of the closed triple therapy for which we only receive limited amount of royalty revenues, and eventually compete directly against sales of RELVAR®/BREO® ELLIPTA®. In the event GSK does not devote sufficient resources to the commercialization of our partnered products or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

If the results of the Salford Lung Study in chronic obstructive pulmonary disease (COPD) are negative or do not meet market expectations, or if the data generated from the Salford study indicate safety concerns, sales of RELVAR®/BREO® ELLIPTA® could be diminished and our ability to generate royalties from such sales could be negatively affected, and the price of our securities could fall.

        GSK is conducting the Salford Lung Study to explore the effectiveness of RELVAR®/BREO® ELLIPTA® compared to other COPD treatments when used in a broad group of people living and managing their COPD on a day-to-day basis. The Salford Lung Study is a Phase 3 multicenter, randomized open-label study of approximately 2,800 people being treated in primary care who have been diagnosed and receive regular treatment for COPD in Salford and the surrounding area. The primary endpoint is the mean annual rate of moderate and severe exacerbations while secondary endpoints will assess safety, contact with healthcare professionals and patient reported outcomes. GSK expects to report results for the Salford Lung Study in 2016.

        If the data derived from the study are negative, do not meet market expectations, or identify other safety or efficacy concerns with RELVAR/BREO ELLIPTA, it could result in, among other things:

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

  •
  GSK's ability to obtain regulatory approval for RELVAR®/BREO® ELLIPTA®, in additional jurisdictions;

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

If GSK's commercialization efforts to market BREO® ELLIPTA® for asthma encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor, analyst or our expectations, our business will be harmed, and the price of our securities could fall.

        On April 30, 2015, the U.S. Food and Drug Administration ("FDA") approved BREO® ELLIPTA® (FF/VI) as a once-daily inhaled treatment for asthma in patients aged 18 years and older in the U.S. If GSK's commercialization efforts to market BREO® ELLIPTA® for asthma in the U.S. encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investor, analyst or our expectations, our business will be harmed, and the price of our securities could fall.

Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma may significantly harm our business and the price of our securities could fall.

        On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and it will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA now requires that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, in March 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as "clinical trial design") to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it is requiring the manufacturers of currently marketed LABAs to conduct additional randomized, double-blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. Results from these post-marketing studies are expected in the year ended December 31, 2017. It is unknown at this time what, if any, effect these or future FDA actions will have on the prospects for FF/VI. The current uncertainty regarding the FDA's position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in the FDA requiring additional asthma clinical trials in the U.S. for FF/VI and increase the overall risk of FF/VI for the treatment of asthma in the U.S. We cannot predict the extent to which new FDA policy or guidance might significantly impede the discovery, development, production and marketing of FF/VI. Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma may significantly harm our business and the price of our securities could fall.

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

Any adverse developments or results or perceived adverse developments or results with respect to the ongoing studies for FF/VI in asthma or COPD, for UMEC/VI in COPD, or any future studies will significantly harm our business and the price of our securities could fall, and if regulatory authorities in those countries in which approval has not yet been granted determine that the ongoing studies for FF/VI in asthma or COPD or the ongoing studies for UMEC/VI for COPD do not demonstrate adequate safety and efficacy, the continued development of FF/VI or UMEC/VI or both may be significantly delayed, they may not be approved by these regulatory authorities, and even if approved it may be subject to restrictive labeling, any of which will harm our business, and the price of our securities could fall.

        Although we have announced the completion of, and reported certain top- line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, additional studies of FF/VI are underway. For example, in September 2015, GSK and we announced that the Study to Understand Mortality and MorbidITy" (SUMMIT) did not meet its primary endpoints, which resulted in a significant decline in the price of our stock. Any adverse developments or perceived adverse developments with respect to any prior, current or future studies in these programs will significantly harm our business and the price of our securities could fall.

        Although the FDA, the European Medicines Agency, the Japanese Ministry of Health, Labour and Welfare and Health Canada have approved ANORO® ELLIPTA®, it has not yet been approved in other jurisdictions.

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

If the FDA or other applicable regulatory authorities approve generic products, including but not limited to generic forms of Advair®, that compete with RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® the royalties payable to us pursuant to the LABA Collaboration Agreement will be less than currently anticipated, which in turn would harm our business and the price of our securities could fall.

        Once an NDA or marketing authorization application outside the U.S. is approved, the product covered thereby becomes a "listed drug" that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application ("ANDA") in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the U.S. and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V. and Teva Pharmaceuticals Industries Ltd. have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expire in the year ended December 31, 2016. Mylan N.V. has recently announced the completion of the Phase 3 studies for their generic Advair program, and filed their ANDA with the FDA in December of 2015. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as the branded product and that the generic product is bioequivalent to the branded product, meaning it is absorbed in the body at the same rate and to the same extent. These generic equivalents, which must meet the same quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

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

In the event that Theravance BioPharma defaults or breaches the agreements we entered into with them in connection with the Spin-Off, our business and results of operations may be materially harmed.

        Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2015, the total remaining lease payments, which run through May 2020, were $27.6 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

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

        We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. As a part of the overall Spin-Off transaction, the transfer of certain assets by us to Theravance Biopharma and our distribution of Theravance Biopharma ordinary shares resulted in taxable transfers pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma will generally equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although we will not recognize any gain with respect to the cash we transferred to Theravance Biopharma, we may recognize substantial gain based on the fair market value of the other assets (other than cash) transferred to Theravance Biopharma. The determination of the fair market value of these assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service ("IRS"), which could result in an increase in the amount of gain realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an "ownership change") as determined under the Internal Revenue Code of 1986 (the "Code"). We have conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2014, and concluded that we had undergone two ownership changes in prior years. We have approximately $1.2 billion of net operating loss carryforward as of December 31, 2015. There may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

        For example, at the joint meeting of the Pulmonary-Allergy Drugs Advisory Committee and Drug Safety and Risk Management Advisory Committee of the FDA regarding the supplemental NDA for BREO® ELLIPTA® as a treatment for asthma, the advisory committee recommended that a large LABA safety trial with BREO® ELLIPTA® should be required in adults and in 12-17 year olds, similar to the ongoing LABA safety trials being conducted as an FDA Post-Marketing Requirement by each of the manufacturers of LABA containing asthma treatments.

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

        As of December 31, 2015, we had approximately $753.2 million in total long-term liabilities outstanding, comprised primarily of $255.1 million in principal that remains outstanding under our 2.125% Convertible Subordinated Notes due 2023 (the "2023 Notes") and $493.2 million in principal that remains outstanding under our 9% Fixed Rate Royalty term notes due 2029 (the "2029 Notes" and with the 2023 Notes, the "Notes"). The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. Our 2029 Notes have rights to 40% of all royalty payments received from GSK related to RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® until the notes are paid in full.

        Satisfying the obligations of this debt could adversely affect the amount or timing of any distributions to our stockholders. We may choose to repurchase, or refinance this debt through public or private equity or debt financings if we deem such financings available on favorable terms. If any or all of the Convertible Subordinated Notes are not converted into shares of our common stock before the maturity date, we will have to pay the holders the full aggregate principal amount of the Notes then outstanding. If the Fixed Rate Royalty are not refinanced or paid in full, then they will receive 40% of all future economics associated with RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® until the notes are paid in full. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these obligations, it may result in a default under the indenture, which could result in a default under certain of our other debt instruments, if any. Any such default would harm our business and the price of our securities could fall.

If we lose key management personnel, or if we fail to retain our key employees, our ability to manage our business will be impaired.

        We have a small management team and very few employees. We are highly dependent on principal members of our management team and a small group of key employees to operate our business. Our company is located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market remains intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our business operations, which may cause the price of our securities to fall.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including financial reporting and accounting and human resources.

        We currently have only 13 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

If we fail to maintain proper and effective internal control over financial reporting or if the interpretations, estimates or judgments utilized in preparing our financial statements prove to be incorrect, our operating results and our ability to operate our business could be harmed.

        The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting and disclosure controls and procedures. Under the SEC's current rules, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our testing and our independent registered public accounting firm's testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have and expect to continue to incur substantial accounting and auditing expense and to expend significant management time in complying with the requirements of Section 404. If we are not able to maintain compliance with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, FINRA, NASDAQ or other regulatory authorities. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

        We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. GAAP presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board ("FASB") and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in us incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

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

        Although GSK beneficially owns approximately 28.1% of our outstanding capital stock as of February 16, 2016, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/THRX respiratory products, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK's approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of UMEC/VI/FF or a MABA/ICS in either the U.S. or the EU, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

GSK has also indicated to us that it believes its consent may be required before we can engage in certain royalty monetization transactions with third parties, which may inhibit our ability to engage in these transactions.

        In the course of our discussions with GSK concerning the Spin-Off of Theravance Biopharma, GSK indicated to us that it believes that its consent may be required before we can engage in certain transactions designed to monetize the future value of royalties that may be payable to us from GSK under the GSK Agreements. GSK has informed us that it believes that there may be certain covenants included in these types of transactions that might violate certain provisions of the GSK Agreements. Although we believe that we can structure royalty monetization transactions in a manner that fully complies with the requirements of the GSK Agreements without GSK's consent, a third party in a proposed monetization transaction may nonetheless insist that we obtain GSK's consent for the transaction or re-structure the transaction on less favorable terms. We have obtained GSK's agreement that (i) we may grant certain pre-agreed covenants in connection with monetization of our interests in RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® and portions of our interests in TRC, and (ii) it will not unreasonably withhold its consent to our requests to grant other covenants, provided, among other conditions, that in each case, the covenants are not granted in favor of pharmaceutical or biotechnology company with a product either being developed or commercialized for the treatment of respiratory disease. If we seek GSK's consent to grant covenants other than pre-agreed covenants, we may not be able to obtain GSK's consent on reasonable terms, or at all. If we proceed with a royalty monetization transaction that is not otherwise covered by the GSK Agreement without GSK's consent, GSK could request that its consent be obtained or seek to enjoin or otherwise challenge the transaction as violating or allowing it to terminate the GSK Agreements. Regardless of the merit of any claims by GSK, we would incur significant cost and diversion of resources in defending against GSK's claims or asserting our own claims and GSK may seek concessions from us in order to provide its consent. Any uncertainty about whether or when we could engage in a royalty monetization transaction, the potential impact on the enforceability of the GSK Agreements or the loss of potential royalties from the respiratory programs partnered with GSK, could impair our ability to pursue a return of capital strategy for our stockholders ahead of our receipt of significant royalties from GSK, result in significant reduction in the market price of our securities and cause other material harm to our business.

GSK's ownership of a significant percentage of our stock and its ability to acquire additional shares of our stock may create conflicts of interest, and may inhibit our management's ability to continue to operate our business in the manner in which it is currently being operated.

        As of February 16, 2016, GSK beneficially owned approximately 28.1% of our outstanding capital stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our capital stock owned by it terminated upon the expiration of the governance agreement on September 1, 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK's significant ownership position and its rights under the governance agreement may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

        As of February 16, 2016, GSK beneficially owned approximately 28.1% of our outstanding capital stock. As a result of GSK's significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

Risks Related to Legal and Regulatory Uncertainty

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

        Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which are necessary to build name and brand recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trademarks or trade names similar to ours, thereby impeding our ability to build name and brand identity and possibly leading to market confusion. In addition, there could be potential trademark or trade name infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. There was also a risk that if there is confusion in the marketplace, the reputation, performance and/or actions of such third parties may negatively impact our stock price and our business. We therefore have, as of January 2016, adopted a new brand, Innoviva. Over the long term, if we are unable to establish name and brand recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. If we fail to promote and maintain our brand successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business may be harmed.

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

        The price of our securities has been extremely volatile and may continue to be so. Between January 1, 2015 and December 31, 2015, the high and low sales prices of our common stock as reported on The NASDAQ Global Select Market varied between $20.20 and $6.78 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies' operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

  •
  the extent to which GSK advances (or does not advance) FF/VI, UMEC/VI, UMEC/VI/FF and the MABA program through development into commercialization in all indications in all major markets;

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

  •
  relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 43.7% of our outstanding capital stock as of February 16, 2016 based on our review of publicly available filings); and,

  •
  potential sales or purchases of our capital stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders

        We have a corporate goal of returning capital to stockholders and have paid quarterly dividends during the third and fourth quarters of 2014 and during the first three quarters of 2015. On October 28, 2015, we announced the acceleration of our capital return plan with a $150 million share repurchase program approved by our Board of Directors, replacing our quarterly dividend. As of December 31, 2015, we had repurchased an aggregate of $25.6 million under the repurchase program through a combination of a tender offer and open market purchases. Our announcement of our share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares of common stock.

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

        As of February 16, 2016, GSK beneficially owned approximately 28.1% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 1.6% of our outstanding capital stock. Based on our review of publicly available filings as of February 16, 2016, our three largest stockholders other than GSK collectively owned approximately 43.7% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters consists of a sublease of 4,847 square feet of space in South San Francisco, California, which expires in May 2020. Management believes that this facility is currently suitable and adequate to meet the company's anticipated near-term needs. We anticipate that following the expiration of the sublease, additional or alternative space will be available at commercially reasonable terms. We do not own or lease any other properties.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock had been traded on NASDAQ under the symbol "THRX" from October 5, 2004 until January 8, 2016. Upon changing our corporate name to Innoviva, Inc. on January 7, 2016, we changed the stock ticker symbol to "INVA" effective January 11, 2016. The following table sets forth the high and low closing prices of our common stock on a per share basis for the periods indicated and as reported on The NASDAQ Global Select Market. On June 2, 2014, we completed the Spin-Off, in which each of our stockholders received one ordinary share of Theravance Biopharma for every 3.5 shares of our common stock. The closing price of Theravance Biopharma shares on the first day of regular trading was $23.51, which represents an adjustment of $6.72. The stock prices below have not been adjusted for the impact of the Spin-Off.

	Market Price
			Dividends Declared
Calendar Quarter	High	Low
2015
Fourth Quarter	$10.87	$7.57	—
Third Quarter	$17.42	$6.78	$0.25
Second Quarter	$19.89	$15.18	$0.25
First Quarter	$20.20	$10.68	$0.25

Total			$0.75

2014
Fourth Quarter	$18.64	$12.90	$0.25
Third Quarter	$30.40	$17.09	$0.25
Second Quarter	$31.33	$23.10	—
First Quarter	$40.49	$30.17	—

Total			$0.50

Holders

        As of February 16, 2016, there were 129 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Dividends

        During the first three quarters of 2015, we paid aggregate cash dividends of $87.3 million to our stockholders. The payment of, or continuation of capital returns to stockholders is at the discretion of our board of directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of capital returns, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors.

Equity Compensation Plans

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

        The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock unit awards and SARs to our employees, non-employee directors and consultants. Stock options may be granted with an exercise price not less than the fair market value of the common stock on the grant date. Stock options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee's termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier. Additional information regarding stock-based compensation is included in Note 1, "Description of Operations and Summary of Significant Accounting Policies," and Note 6, "Stock-Based Compensation," to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer

        On October 28, 2015, we announced the acceleration of our capital return plan with a $150 million share repurchase program effective through the end of 2016 approved by our Board of Directors, replacing our quarterly dividend. The repurchases may be made by combination of tender offers, open market purchases, private transactions, exchange offers or other means. We are not obligated to repurchase any specific dollar amount or number of shares of common stock under the share repurchase program. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, general financial, economic and market conditions, prevailing market prices for shares of our common stock, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. The share repurchase program may be suspended or discontinued at any time.

        On October 30, 2015, we commenced a "modified Dutch auction" tender offer (October 2015 Tender Offer) to purchase up to $75 million of our common stock, at a price per share of not less than $8.50 and not greater than $9.25. The October 2015 Tender Offer expired on December 1, 2015. Share repurchase activity related to the share repurchase program during the fiscal quarter ended December 31, 2015 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2015 to December 31, 2015	2,676,236	(1)	$9.58	2,676,236	(1)	$124,364,330

(1)
Consists of 2,576,236 shares purchased in connection with the October 2015 Tender Offer and 100,000 shares purchased in the open market through our $150 million share repurchase plan, which was publicly announced on October 28, 2015. The share repurchase plan will expire on December 31, 2016.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2010 and ending on December 31, 2015, with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index and (iii) the NASDAQ Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 31, 2010 in each of (1) our common stock, (2) the NASDAQ Composite Index, (3) the NASDAQ Pharmaceutical Index and (4) the NASDAQ Biotechnology Index, and assumes the reinvestment of dividends.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from sources believed to be reliable including NASDAQ, Bloomberg and Reuters, but we are not responsible for any errors or omissions in such information.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Innoviva, Inc., the NASDAQ Composite Index, the NASDAQ Pharmaceutical Index,
and the NASDAQ Biotechnology Index

*
$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends. The performance chart for Innoviva is adjusted for the June 2014 Spin Off, in which each of our stockholders received one ordinary share of Theravance Biopharma for every 3.5 shares of our common stock.

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

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Net revenue	$53,949	$8,433	$4,532	$5,613	$9,658
Operating expenses:
Research and development	2,619	7,498	9,038	8,153	8,560
General and administrative	19,750	34,864	24,289	22,606	22,382

Total operating expenses(1)	22,369	42,362	33,327	30,759	30,942

Income (loss) from operations	31,580	(33,929)	(28,795)	(25,146)	(21,284)
Interest and other income (expense), net	1,463	(2,709)	7,510	460	415
Interest expense	(51,803)	(36,892)	(9,348)	(6,003)	(6,022)

Loss from continuing operations	(18,760)	(73,530)	(30,633)	(30,689)	(26,891)
Income (loss) from discontinued operations(1)	—	(94,934)	(140,068)	12,147	(88,453)

Net loss	$(18,760)	$(168,464)	$(170,701)	$(18,542)	$(115,344)

Basic and diluted net loss per share:
Continuing operations, net of tax	$(0.16)	$(0.66)	$(0.30)	$(0.34)	$(0.33)
Discontinued operations	—	(0.84)	(1.37)	0.14	(1.08)

Total	$(0.16)	$(1.50)	$(1.67)	$(0.20)	$(1.41)

Shares used to compute basic and diluted net loss per share	115,372	112,059	102,425	90,909	82,051
Cash dividends declared per common share	$0.75	$0.50	$—	$—	$—

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA
Cash, cash equivalents and marketable securities	$187,283	$283,354	$520,499	$343,683	$240,915
Working capital	200,834	238,426	398,794	231,167	199,267
Total assets	424,072	521,654	681,255	368,582	258,782
Long-term liabilities	753,226	731,247	297,729	183,588	300,338
Accumulated deficit	(1,692,427)	(1,673,667)	(1,505,203)	(1,334,502)	(1,315,960)
Total stockholders' (deficit) equity	$(342,645)	$(223,349)	$299,122	$155,028	$(87,052)

(1)
Stock-based compensation expense included in total operating expenses is as follows:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Research and development	$1,036	$2,781	$573	$475	$725
General and administrative	5,837	12,980	7,325	7,310	8,159

Stock-based compensation from continuing operations	6,873	15,761	7,898	7,785	8,884
Stock-based compensation from discontinued operations	—	11,629	17,789	15,998	16,032

Total stock-based compensation	$6,873	$27,390	$25,687	$23,783	$24,916

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

Management Overview

        Innoviva, Inc. is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals, to maximize the commercial potential of its respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI") and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI"). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the "GSK Agreements"), we are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"). In June 2014, we spun-off our research and development activities by distributing the outstanding shares of Theravance Biopharma, Inc. ("Theravance BioPharma") on a pro-rata basis to our stockholders (the "Spin-Off"), which resulted in Theravance Biopharma becoming an independent, publicly traded company.

        We have designed our company structure and organization to be tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of December 31, 2015, we had 13 employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Financial Highlights

        In the year ended December 31, 2015, our net loss from continuing operations was $18.8 million, a decrease of $54.7 million from a net loss from continuing operations $73.5 million in the year ended December 31, 2014, primarily due to an increase in net royalty revenue and a decrease in employee-related expenses, including stock-based compensation expense. Cash, cash equivalents, and marketable securities, totaled $187.3 million on December 31, 2015, a decrease of $96.1 million from December 31, 2014. The decrease was due primarily to the payments of cash dividends of $87.3 million and repurchase of common stock of $25.6 million. These outflows were partially offset by net proceeds of

$10.1 million from cash provided by operating activities and proceeds of $6.0 million from issuance of common stock.

Declaration and Payment of Cash Dividends

        During the first three quarters of 2015, our board of directors declared a quarterly dividend of $0.25 per share of common stock to stockholders resulting in aggregate cash dividends of $87.3 million paid to our stockholders in the year ended December 31, 2015. In connection with the payments of these cash dividends, the conversion rate with respect to our 2.125% Convertible Subordinated Notes due 2023 (the "2023 Notes") was adjusted.

Share Repurchase Plan

        On October 28, 2015, we announced the acceleration of our capital return plan with a $150 million share repurchase program effective through the end of 2016 approved by our Board of Directors, replacing our quarterly dividend. The repurchases may be made by a combination of tender offers, open market purchases, private transactions, exchange offers or other means. The repurchase program will be funded using our working capital. Our announcement of the share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares of common stock. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, the results of the tender offer and our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, general financial, economic and market conditions, prevailing market prices for our shares of common stock, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. The share repurchase program may be suspended or discontinued at any time. There can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases.

        On October 30, 2015, we commenced a "modified Dutch auction" tender offer as a component of the share repurchase plan to purchase up to $75 million of our common stock, at a price per share of not less than $8.50 and not greater than $9.25. The tender offer expired on December 1, 2015 and we purchased an aggregate of 2,576,236 shares of our common stock at a purchase price of $9.25 per share for a total value of approximately $23.8 million, excluding fees and expenses relating to the tender offer.

        From December 1, 2015 to December 31, 2015, we purchased 100,000 shares of our common stock at a purchase price of $9.95 per share for a total value of approximately $1.0 million in the open market.

Recent Highlights

  •
  In January 2016, we announced our corporate name change from Theravance, Inc. to Innoviva, Inc.

  •
  Through January 29, 2016, Innoviva repurchased $37.3 million of stock under its previously announced $150 million share repurchase program through a combination of a "modified Dutch auction" tender offer (completed in December 2015) and open market purchases, with an average purchase price of $9.49 per share.

  •
  In the fourth quarter of 2015, net sales of RELVAR®/BREO® ELLIPTA® by GSK were $154.7 million, comprised of $72.5 million in the U.S. market (an increase 79 percent from the prior quarter in the U.S.) and $82.2 million in non-U.S. markets (an increase of 43 percent from the prior quarter).

  •
  As of December 31, 2015, RELVAR®/BREO® ELLIPTA® has been launched in 45 countries.

  •
  In the fourth quarter of 2015, sales of ANORO® ELLIPTA® by GSK were $45.4 million, an increase of 44 percent compared to the prior quarter. Sales were $31.2 million in the U.S. market (an increase of 42 percent from the prior quarter) and $14.2 million in non-U.S. markets (an increase of 48 percent from the prior quarter).

  •
  As of December 31, 2015, ANORO® ELLIPTA® has been launched in 38 countries

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

2004 Strategic Alliance

        In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the "Additional MABAs"). GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. As a result of the Spin-Off, we are only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF) while Theravance Biopharma receives 85% of those same payments. See PART I, ITEM 1. BUSINESS—Our Relationship with GSK -2004 Strategic Alliance, for more detail regarding the royalties payable by GSK under this program, if any.

Purchases of Common Stock by GSK

        Prior to 2015, affiliates of GSK purchased an aggregate of 31.6 million shares of our common stock. During 2015, GSK purchased 424,081 shares of our common stock pursuant to its periodic "top-up" rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of $6.5 million. GSK's periodic "top-up" rights terminated with the expiration of the governance agreement in September 2015. As of February 16, 2016, GSK beneficially owned approximately 28.1% of our outstanding capital stock.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

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

        Under the GSK Agreements, we recognized revenue of $54.0 million, $8.4 million and $4.5 million for the years ended December 31, 2015, 2014 and 2013. The remaining deferred revenue under the GSK Strategic Alliance Agreement is $4.0 million as of December 31, 2015. Any change in the estimated performance period, which is predominantly based on GSK's development timeline, will not have a significant impact on the results of operations, except for a change in estimated performance period resulting from the termination of the MABA program that would result in immediate recognition of the deferred revenue.

        On January 1, 2011, we also adopted an accounting standards update that provides guidance on revenue recognition using the milestone method. Payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can be achieved based on our performance and as to which, as of the inception of the arrangement, there is substantive uncertainty about whether the milestone will be achieved. Events that are contingent only on the passage of time or only on third-party performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms in the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Total contingent payments that may become payable to us under our collaborative agreements were up to $363.0 million as of December 31, 2015 and are considered non-substantive.

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

Capitalized Fees paid to a Related Party

        We capitalize fees paid to licensors related to agreements for approved products or commercialized products. We capitalize these fees as capitalized fees paid to a related party ("Capitalized Fees") and amortize these Capitalized Fees on a straight-line basis over their estimated useful lives upon the commercial launch of the product, which is expected to be shortly after regulatory approval of such product. The estimated useful lives of these Capitalized Fees are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the agreement is terminated earlier. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these Capitalized Fees is recognized as a reduction of royalty revenue.

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

        Our gross Capitalized Fees of $220.0 million as of December 31, 2015 consist of registrational and launch-related to milestone fees paid to GSK (see "Collaborative Arrangements with GSK" above for more information). These Capitalized Fees are amortized over their estimated useful lives using the straight-line method commencing upon commercial launch.

Fair Value of Stock-Based Compensation Awards

        We use the Black-Scholes-Merton option pricing model to estimate the fair value of options as of the date of grant. The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We use the "simplified" method as described in Staff Accounting Bulletin No. 107, "Share Based Payment," for the expected option term because the usage of our historical option exercise data is limited due to post-IPO exercise restrictions. Beginning April 1, 2011, we have used our historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, we used our peer company price volatility to estimate expected stock price volatility due to our limited historical common stock price volatility since our initial public offering in 2004. The estimated fair value of the option is expensed on a straight-line basis over the expected term of the grant.

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

        Stock-based compensation expense was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures as of the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The estimated annual forfeiture rates for stock options, RSUs and RSAs are based on our historical forfeiture experience.

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

Results of Operations

Net Revenue

        Total net revenue from continuing operations, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2015			2014
(In thousands)	2015	2014	2013	$	%		$	%
Royalties from a related party	$66,887	$18,417	$1,945	$48,470		*%	$16,472	*%
Less: amortization of capitalized fees paid to a related party	(13,823)	(11,066)	(743)	(2,757)	25		(10,323)	*

Royalty revenue	53,064	7,351	1,202	45,713		*	6,149	*
LABA collaboration	—	—	1,815	—	—		(1,815)	(100)
Strategic alliance—MABA program license	885	1,082	1,515	(197)	(18)		(433)	(29)

Total net revenue from GSK	$53,949	$8,433	$4,532	$45,516		*%	$(3,901)	86%

*
Not Meaningful

        Total net revenue increased for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increases are primarily due to higher sales of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® not having been commercially launched until April 2014 and the approval in April 2015 of BREO® ELLIPTA® (FF/VI) as a once-daily inhaled treatment of asthma in patients aged 18 years and older in the U.S. Royalty revenue is reduced by amortization expense for capitalized fees paid to a related party.

        Royalty revenue recognized in the year ended December 31, 2014 includes royalties from ANORO® ELLIPTA®, which was launched in the year ended December 31, 2014, and a full year of royalties from RELVAR®/ BREO® ELLIPTA®, which was launched in the fourth quarter of 2013. Royalty revenue recognized under the LABA Collaboration Agreement with GSK is reduced by amortization expense for Capitalized Fees, which commences upon commercial launch.

        Revenue from collaborative arrangements includes deferred revenue under the LABA Collaboration Agreement with GSK, which was fully recognized by June 2013.

Research & Development

        Research & Development ("R&D") expenses from continuing operations, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2015		2014
(In thousands)	2015	2014	2013	$	%	$	%
Research and development expenses	$2,619	$7,498	$9,038	$(4,879)	(65)%	$(1,540)	(17)%

        R&D expenses from continuing operations decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to fewer costs incurred. Our research and development expenses are now primarily related to limited activities associated with the partnered respiratory assets with GSK. Stock-based compensation expense was higher during the year ended December 31, 2014 due to the achievement of performance conditions under a specified long-term retention and incentive equity awarded to certain employees in the year ended December 31, 2011.

        R&D expenses from continuing operations decreased in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to fewer allocated costs as our ongoing R&D operations were significantly smaller as a result of the Spin-Off.

General & Administrative

        General and administrative expenses from continuing operations, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2015		2014
(In thousands)	2015	2014	2013	$	%	$	%
General and administrative expenses	$19,750	$34,864	$24,289	$(15,114)	(43)%	$10,575	44%

        General and administrative expenses from continuing operations decreased in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to lower stock-based compensation expense and reduced overhead costs, mostly related to the reduced size of our operations following the Spin-Off in 2014. For the year ended December 31, 2014, stock-based compensation expense and employee-related costs were higher primarily due to the probable achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in the year ended December 31, 2011.

        General and administrative expenses from continuing operations increased in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to higher stock-based compensation expense and employee-related costs. This increase was primarily due to the probable achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in the year ended December 31, 2011.

Other Income (Expense), net and Interest Income

        Other income (expense), net and interest income, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2015		2014
(In thousands)	2015	2014	2013	$	%	$	%
Other income (expense), net	$1,120	$(3,272)	$6,732	$4,392	(134)%	$(10,004)	(149)%
Interest income	343	563	778	(220)	(39)	(215)	(28)

        Other income (expense), net increased in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily related to a realized gain of $1.2 million on the sale of all of the ordinary shares of Theravance Biopharma that we held as of December 31, 2014 in the first quarter of 2015.

        Interest income decreased in the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the full year effect of lower average cash balances resulting from the cash contribution to Theravance Biopharma in June 2014 and capital return programs in 2015.

        Other income (expense), net in the year ended December 31, 2014 includes a charge of $3.8 million recognized for the unrealized loss as of December 31, 2014 on Theravance Biopharma, Inc. ordinary shares owned by us.

        Interest income decreased in the year ended December 31, 2014 compared to the year ended December 2013 primarily due to lower average cash balances resulting from the cash contribution to Theravance Biopharma in June 2014 and registrational and launch-related milestone payments to GSK during the year ended December 31, 2014.

        Other income (expense), net in the year ended December 31, 2013 includes $1.4 million related to the change in fair value of the capped call instruments related to our convertible subordinated notes issued in the year ended December 31, 2013.

Interest Expense

        Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2015		2014
(In thousands)	2015	2014	2013	$	%	$	%
Interest expense	$51,803	$36,892	$9,348	$14,911	40%	$27,544	295%

        Interest expense increased in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the issuance of our 2029 Notes in April 2014, and a subsequent increase of $43.2 million in the form of payment in kind ("PIK") to the outstanding principal balance, of which $22.7 million and $20.5 million was added during the years ended December 31, 2015 and 2014, respectively. See "Liquidity" section below for further information.

        Interest expense increased in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the issuance of our 2029 Notes in April 2014.

Income Taxes

        As of December 31, 2015 and 2014, we had net operating loss carryforwards for federal income taxes of $1,174.7 million and $1,158.3 million, respectively. As of December 31, 2015 and 2014, we had federal research and development tax credit carryforwards of $45.2 million. We recorded a valuation allowance to offset in full the benefit related to our deferred tax assets because realization of these benefits is uncertain.

        We had unrecognized tax benefits of $15.5 million as of December 31, 2015 and 2014. None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets.

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

				Change
	Year Ended December 31,			2015		2014
(In thousands)	2015	2014	2013	$	%	$	%
Net revenue	$—	$3,129	$226	$(3,129)	(100)%	$2,903		*
Income (loss) from discontinued operations	—	(94,934)	(140,068)	94,934	(100)	45,134	(32)%

*
Not Meaningful

        There was no impact of the discontinued operations after the Spin-Off to our revenues and expenses for the year ended December 31, 2015.

        Net revenues for the year ended December 31, 2014 includes revenue from collaborative arrangements, and products sales for which revenue recognition commenced in the first quarter of 2014, both of which were transferred to Theravance Biopharma as a part of the Spin-Off.

        Loss from discontinued operations for the year ended December 31, 2014 primarily relates to R&D expenses incurred prior to June 1, 2014 in addition to external legal and accounting fees in connection with our separation strategy and the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in the year ended December 31, 2011, both of which we started to incur in the year ended December 31, 2013.

        Loss from discontinued operations decreased in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the elimination of discontinued operations after the Spin-Off in June 2014.

Liquidity and Capital Resources

Liquidity

        Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. In the year ended December 31, 2015, we have also received royalty payments from GSK from sales of RELVAR®/ BREO® ELLIPTA®, which was launched in the fourth quarter of 2013, and from ANORO® ELLIPTA®, which was launched during 2014. As of December 31, 2015, we had $187.3 million in cash, cash equivalents, and marketable securities.

        As discussed above, on October 28, 2015, we announced that our Board of Directors approved a $150 million share repurchase program to be in effect through December 31, 2016. As of December 31, 2015, we had repurchased an aggregate of $25.6 of our common stock through the combination of a tender offer and open market purchases. There can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases.

        Our Board of Directors declared a $0.25 per share dividend for each of the first, second and third quarters of 2015 for all stockholders of record as of the close of business on specified dates resulting in a total of $87.3 million in cash dividends to our stockholders in the year ended December 31, 2015.

        Our Board of Directors declared a $0.25 per share dividend for each of the third and fourth quarter of 2014 for all stockholders of record as of the close of business on specified dates resulting in a total of $57.0 million in cash dividends paid to our stockholders in the year ended December 31, 2014.

        On June 1, 2014, we contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma as initial funds for their operations, based on anticipated operating plans and financial forecasts as of the separation date. As a result of the reduction in our operations following the Spin-Off, we believe that cash from future royalty revenues, net of operating expenses, debt service and cash on hand, will be sufficient to fund our operations for at least the next twelve months.

        In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 ("2029 Notes"). The 2029 Notes are secured exclusively by a security interest in a segregated bank account established to receive 40% of the royalties from global net sales and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration Agreement with GSK. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period, and considered as payment in kind ("PIK"). As of December 31, 2015, interest expense of $43.2 million was added to the principal balance of the 2029 Notes. We incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

        As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, in accordance with the GSK Agreements, we were obligated to pay milestone fees to GSK totaling $220.0 million, all of which was paid as of December 31, 2014. We are not obligated to pay any additional milestones under the LABA Collaboration Agreement. These milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon commercial launch.

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

Cash Flows

        Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2015	2014	2013	2015	2014
Net cash provided by (used in) operating activities	$10,131	$(130,723)	$(129,602)	$140,854	$(1,121)
Net cash provided by (used in) investing activities	159,168	(65,060)	(219,580)	224,228	154,520
Net cash provided by (used in) financing activities	(106,919)	149,073	397,843	(255,992)	(248,770)

Cash Flows from Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2015 of $10.1 million was primarily due to:

  •
  $51.2 million provided by gross receipt of royalties from a related party after adjusting for a $15.7 million increase in receivables from collaborative arrangements; and

  •
  $15.4 million used for operating expenses, after adjusting for $7.0 million of non-cash related items, consisting primarily of stock-based compensation expense; and

  •
  $25.9 million used for interest payments on the 2023 Notes and 2029 Notes

        Net cash used in operating activities for the year ended December 31, 2014 of $130.7 million was primarily due to:

  •
  $100.5 million used for operating expenses;

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

        Net cash used in operating activities for the year ended December 31, 2013 of $129.6 million was primarily due to:

  •
  $140.0 million used for operating expenses;

  •
  $8.0 million used for interest payments on convertible subordinated notes payable;

  •
  $5.2 million used to increase inventories and short term receivables;

  •
  $8.2 million increase for cash, net of third party expenses, for the termination of our royalty participation agreement;

  •
  $7.5 million increase in accrued liabilities, and

  •
  $6.5 million received in upfront fees under our collaborative arrangements.

Cash Flows from Investing Activities

        Net cash provided by investing activities for the year ended December 31, 2015 of $159.2 million was primarily due to $245.7 million of proceeds received from the sale of marketable securities and maturities of marketable securities, partially offset by $86.5 million in purchases of marketable securities.

        Net cash used in investing activities in the year ended December 31, 2014 of $65.1 million was primarily due to $135.0 million used for payments to GSK for registrational and launch-related milestone fees, partially offset by $69.7 million from the sale and maturities of marketable securities, net of purchases.

        Net cash used in investing activities in the year ended December 31, 2013 of $219.6 million was primarily due to $131.9 million in cash balances being invested in available-for-sale securities and $85.0 million used for milestone payments to GSK.

Cash Flows from Financing Activities

        Net cash used in financing activities for the year ended December 31, 2015 of $106.9 million was primarily due to $87.3 million of cash dividends paid to our stockholders, and $25.6 million paid for the repurchase of common stock, partially offset by $6.0 million of proceeds received from the issuance of our common stock.

        Net cash provided by financing activities in the year ended December 31, 2014 of $149.1 million was primarily due to net proceeds of $434.7 million received from the private placement of our 2029 Notes and $48.9 million received from the issuance of our common stock. These increases were partially offset by $277.5 million of cash and cash equivalents contributed to Theravance Biopharma in connection with the Spin-Off and payments of cash dividends of $57.0 million to our stockholders.

        Net cash provided by financing activities in the year ended December 31, 2013 of $397.8 million was primarily due to the net proceeds of $281.6 million received from the January 2013 issuance of 2.125% convertible subordinated notes due in 2023 and net proceeds from the issuances of our common stock of $153.0 million, which includes net proceeds of $126.0 million received from private placements of our common stock to an affiliate of GSK. These increases were partially offset by $36.8 million of payments on privately-negotiated capped call option transactions in connection with the issuance of the notes.

Off-Balance Sheet Arrangements

        Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2015, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $27.6 million. The carrying value of this lease guarantee was $1.3 million as of December 31, 2015 and is reflected in other long-term liabilities in our consolidated balance sheet.

Commitments and Contingencies

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of December 31, 2015.

Contractual Obligations and Commercial Commitments

        In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 issued by our wholly-owned subsidiary ("2029 Notes"). Since issuance, $43.2 million of interest expense has been added to the principal balance of the 2029 Note, of which $22.7 million and $20.5 million was added during the year ended December 31, 2015 and 2014, respectively.

        In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of December 31, 2015.

		Payment Due by Period
(In thousands)	Total	Less Than 1 Year		1 - 3 Years		3 - 5 Years		More Than 5 Years
2023 Notes	$295,767	$5,421		$10,842		$10,842		$268,662
2029 Notes	493,162		*		*		*		*
Facility leases**	891	192		400		299		—

Total	$789,820	$5,613		$11,242		$11,141		$268,662

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We are exposed to interest rate risk related to our portfolio of investments in debt securities and the debt that we have issued. We account for our investments in debt securities at fair value, with unrealized gains or losses recorded as a component of other comprehensive income. We believe that our exposure to interest rate risk on our investment portfolio is immaterial as of December 31, 2015 and 2014, as the average remaining maturity of our investment portfolio was one month and eight months as of those dates, respectively.

        We account for our debt on an amortized cost basis and our recognized value of the debt does not reflect changes in fair value. Also, because our debt is fixed rate, our cash flows are not subject to variability as a result of changes in interest rates. However, we do disclose the estimated fair value of our debt and we are exposed to economic unrealized gains or losses that may occur as a result of interest rate fluctuations. As of December 31, 2015, the fair value of our convertible notes due in 2023 was estimated to be $189.1 million, based on available pricing information. The 2023 Notes bear interest at a fixed rate of 2.125%. As of December 31, 2015, the fair value of the 2029 Notes was estimated to be $471.0 million, based on available pricing information. The 2029 Notes bear interest at a fixed rate of 9% per annum. Information about the contractual maturities of our debt is disclosed in the table within the Contractual Obligations and Commercial Commitments section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$159,180	$96,800
Short-term marketable securities	28,103	143,698
Related party receivables from collaborative arrangements	26,228	10,550
Prepaid expenses and other current assets	814	1,134

Total current assets	214,325	252,182
Marketable securities	—	42,856
Property and equipment, net	221	324
Capitalized fees paid to a related party, net	194,368	208,191
Other assets	15,158	18,101

Total assets	$424,072	$521,654

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$818	$—
Payable to Theravance Biopharma, Inc.	—	1,056
Accrued personnel-related expenses	1,659	1,959
Accrued interest payable	7,911	7,551
Other accrued liabilities	2,218	2,108
Deferred revenue	885	1,082

Total current liabilities	13,491	13,756
Convertible subordinated notes, due 2023	255,109	255,109
Non-recourse notes, due 2029	493,162	470,527
Other long-term liabilities	1,856	1,823
Deferred revenue	3,099	3,788
Commitments and contingencies (Notes 3, 6, and 9)
Stockholders' deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 114,933 and 116,445 shares issued as of December 31, 2015 and 2014, respectively	1,149	1,164
Treasury stock: 150 shares as of December 31, 2015 and 2014	(3,263)	(3,263)
Additional paid-in capital	1,351,898	1,452,504
Accumulated other comprehensive loss	(2)	(87)
Accumulated deficit	(1,692,427)	(1,673,667)

Total stockholders' deficit	(342,645)	(223,349)

Total liabilities and stockholders' deficit	$424,072	$521,654

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $13,823, $11,066 and $743 in the year ended December 31, 2015, 2014 and 2013	$53,064	$7,351	$1,202
Revenue from collaborative arrangements from a related party, net	885	1,082	3,330

Total net revenue	53,949	8,433	4,532

Operating expenses:
Research and development	2,619	7,498	9,038
General and administrative	19,750	34,864	24,289

Total operating expenses	22,369	42,362	33,327

Income (loss) from operations	31,580	(33,929)	(28,795)
Other income (expense), net	1,120	(3,272)	6,732
Interest income	343	563	778
Interest expense	(51,803)	(36,892)	(9,348)

Loss from continuing operations before income taxes	(18,760)	(73,530)	(30,633)
Income tax expense (benefit)	—	—	—

Loss from continuing operations, net of tax	(18,760)	(73,530)	(30,633)
Loss from discontinued operations (Notes 1 and 12)	—	(94,934)	(140,068)

Net loss	$(18,760)	$(168,464)	$(170,701)

Basic and diluted net loss per share:
Continuing operations, net of tax	$(0.16)	$(0.66)	$(0.30)
Discontinued operations	—	(0.84)	(1.37)

Basic and diluted net loss per share	$(0.16)	$(1.50)	$(1.67)

Cash dividend declared per common share	$0.75	$0.50	$—

Shares used to compute basic and diluted net loss per share	115,372	112,059	102,425

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(18,760)	$(168,464)	$(170,701)
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net	1,305	(4,001)	63
Less: Realized gain on marketable securities, net	(1,220)	—	—
Add: Reclassification adjustments for other-than temporary impairment loss included in net loss	—	3,752	—

Comprehensive loss	$(18,675)	$(168,713)	$(170,638)

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders' Equity (Deficit)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Shares	Amount
Balance as of December 31, 2012	98,379	$984	$1,488,447	$99	$(1,334,502)	—	$—	$155,028
Exercise of stock options, and issuance of common stock units, stock awards and purchase plan	2,964	29	26,962	—	—	—	—	26,991
Issuance of common stock in private placement to a related party	3,505	35	125,995	—	—	—	—	126,030
Stock-based compensation	—	—	25,858	—	—	—	—	25,858
Conversion of convertible subordinated notes due 2015	6,668	67	171,164	—	—	—	—	171,231
Capped call options associated with convertible subordinated notes due 2023	—	—	(35,378)	—	—	—	—	(35,378)
Net loss	—	—	—	—	(170,701)	—	—	(170,701)
Other comprehensive income	—	—	—	63	—	—	—	63

Balance as of December 31, 2013	111,516	1,115	1,803,048	162	(1,505,203)	—	—	299,122
Exercise of stock options, and issuance of common stock units and stock awards	1,744	17	10,813	—	—	—	—	10,830
Issuance of common stock in private placement to a related party	1,665	17	38,078	—	—	—	—	38,095
Stock-based compensation	—	—	27,485	—	—	—	—	27,485
Conversion of convertible subordinated notes due 2023	1,520	15	31,756	—	—	—	—	31,771
Repurchase of common stock	—	—	3,263	—	—	(150)	(3,263)	—
Guarantee issued in connection with distribution to Theravance Biopharma, Inc. related to lease agreements	—	—	(1,300)	—	—	—	—	(1,300)
Distribution to Theravance Biopharma, Inc.	—	—	(402,787)	—	—	—	—	(402,787)
Cash dividends declared, $0.50 per common share	—	—	(57,852)	—	—	—	—	(57,852)
Net loss	—	—	—	—	(168,464)	—	—	(168,464)
Other comprehensive loss	—	—	—	(249)	—	—	—	(249)

Balance as of December 31, 2014	116,445	1,164	1,452,504	(87)	(1,673,667)	(150)	(3,263)	(223,349)
Exercise of stock options, and issuance of common stock units and stock awards	740	8	(488)	—	—	—	—	(480)
Issuance of common stock in private placement to a related party	424	4	6,524	—	—	—	—	6,528
Stock-based compensation	—	—	6,873	—	—	—	—	6,873
Repurchase of common stock	(2,676)	(27)	(25,609)	—	—	—	—	(25,636)
Cash dividends declared, $0.75 per common share	—	—	(87,906)	—	—	—	—	(87,906)
Net loss	—	—	—	—	(18,760)	—	—	(18,760)
Other comprehensive income	—	—	—	85	—	—	—	85

Balance as of December 31, 2015	114,933	$1,149	$1,351,898	$(2)	$(1,692,427)	(150)	$(3,263)	$(342,645)

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(18,760)	$(168,464)	$(170,701)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,933	12,175	3,458
Stock-based compensation	6,873	27,390	25,687
Amortization of premium on investments	583	1,742	3,794
Interest added to the principal balance of the non-recourse term notes due 2029	22,635	20,527	—
Realized gain on sale of marketable securities, net	(1,220)	—	—
Amortization of debt issuance costs	2,943	2,408	951
Other-than-temporary impairment loss on marketable securities	—	3,752	—
Change in fair value of capped-call derivative assets	—	—	1,422
Other non-cash items	(3)	(2)	17
Changes in operating assets and liabilities:
Accounts receivable	—	74	702
Receivables from collaborative arrangements	(15,678)	(7,371)	(2,117)
Prepaid expenses and other current assets	320	(338)	36
Inventories	—	(1,908)	(3,100)
Other assets	—	1,549	(578)
Accounts payable	818	(7,695)	1,613
Payable to Theravance Biopharma, Inc., net	(1,056)	(15,916)	—
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(725)	(491)	5,850
Accrued interest payable	360	4,751	428
Other long-term liabilities	(7)	275	(299)
Deferred revenue	(885)	(3,181)	3,235

Net cash provided by (used in) operating activities	10,131	(130,723)	(129,602)

Cash flows from investing activities
Purchases of property and equipment	(7)	(689)	(2,734)
Purchases of marketable securities	(86,523)	(276,914)	(410,407)
Maturities of marketable securities	137,621	339,359	255,861
Sales of marketable securities	108,077	7,211	22,600
Capitalized fees paid to a related party	—	(135,000)	(85,000)
Change in restricted cash	—	833	—
Payments received on notes receivable	—	140	100

Net cash provided by (used in) investing activities	159,168	(65,060)	(219,580)

Cash flows from financing activities
Proceeds from issuances of common stock, net	6,048	48,925	153,021
Payments of cash dividends to stockholders	(87,331)	(56,988)	—
Repurchase of common stock	(25,636)	—	—
Cash and cash equivalents contributed to Theravance Biopharma, Inc.	—	(277,541)	—
Purchase of capped-call options	—	—	(36,800)
Proceeds from issuances of notes payable, net of debt issuance costs	—	434,677	281,622

Net cash (used in) provided by financing activities	(106,919)	149,073	397,843

Net increase (decrease) in cash and cash equivalents	62,380	(46,710)	48,661
Cash and cash equivalents as of beginning of period	96,800	143,510	94,849

Cash and cash equivalents as of end of period	$159,180	$96,800	$143,510

Supplemental disclosure of cash flow information
Cash paid for interest	$25,863	$9,208	7,970
Supplemental disclosure of noncash information
Contribution of net assets, excluding cash and cash equivalents to Theravance Biopharma, Inc.	$—	$125,337	$—
Conversion of convertible subordinated notes into common stock	$—	$32,391	$172,499

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

        Innoviva, Inc. (formerly known as Theravance, Inc. and referred to as "Innoviva", the "Company", or "we" and other similar pronouns) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Innoviva's portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI") and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI"). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the "GSK Agreements"), Innoviva is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist- Beta2 Agonist ("MABA") program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement ("LABA Collaboration"), which has been assigned to TRC other than RELVAR®/BREO®ELLIPTA® and ANORO® ELLIPTA®.

Business Separation

        On June 1, 2014, we separated our biopharmaceutical research and drug development operations from our late-stage partnered respiratory assets by transferring our research and drug development operations into our then wholly- owned subsidiary, Theravance Biopharma, Inc. ("Theravance Biopharma"). We contributed $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma and all outstanding shares of Theravance Biopharma were then distributed to Innoviva stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares held of our common stock to stockholders of record on May 15, 2014 (the "Spin-Off"). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly traded company.

        The results of operations for the former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included as part of this report as discontinued operations. Refer to Notes 11 and 12, "Spin-Off of Theravance Biopharma, Inc.," and "Discontinued Operations" for further information.

Principles of Consolidation

        The consolidated financial statements include the accounts of Innoviva and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

INNOVIVA, INC.

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

Certain Risks and Concentrations

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits. Refer to "Segment Reporting" below for concentrations with respect to revenues and geographic locations.

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

INNOVIVA, INC.

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

        Property and equipment as of December 31, 2015 and 2014, which consisted of computer software, amounted to $0.2 million and $0.3 million, respectively.

INNOVIVA, INC.

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

        Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $1.1 million and $2.7 million. Depreciation expense for property and equipment used by our former research and drug development operations is classified within discontinued operations in the consolidated statements of operations. The change in accumulated depreciation is net of asset retirements.

Capitalized Software

        We capitalize certain costs related to direct material and service costs for software obtained for internal use. Capitalized software costs are depreciated over three years.

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

INNOVIVA, INC.

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

        Our arrangements can include multiple elements which may consist of license and development agreements. When multiple-element arrangements exist, we evaluate whether these individual deliverables should be accounted for as separate units of accounting or one single unit of accounting. For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence ("VSOE") of selling price, if it exists, or third-party evidence ("TPE") of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

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

INNOVIVA, INC.

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

        Prior to the Spin-Off, we recognized revenues from product sales when there was persuasive evidence that an arrangement existed, title and risk of loss transferred, the price was fixed and determinable, and collectability was reasonably assured. Product sales were recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. Such amounts are presented within discontinued operations in the consolidated statements of operations.

Allowance for Doubtful Accounts

        We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2015, there were no allowances for doubtful accounts and we have not had any write-offs historically.

INNOVIVA, INC.

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

Fair Value of Stock-Based Compensation Awards

        We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our employee stock purchase plan ("ESPP"). The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We use the "simplified" method as described in Staff Accounting Bulletin No. 107, "Share-Based Payment," for the expected option term because the usage of its historical option exercise data is limited due to post-IPO exercise restrictions. Beginning April 1, 2011, we used our historical volatility to estimate expected stock price volatility. Prior to April 1, 2011, we used peer company price volatility to estimate expected stock price volatility due to our limited historical common stock price volatility since our initial public offering in the year ended December 31, 2004.

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

        We have not recognized, any income tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

INNOVIVA, INC.

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

        We incurred approximately $15.3 million in transaction costs in connection with issuance of 2029 Notes, which we amortize to interest expense over the estimated life of the 2029 Notes based on the effective interest method. Since the principal and interest payments on the 2029 Notes are based on royalties from product sales, which will vary from quarter to quarter, the 2029 Notes may be repaid prior to the final maturity date in 2029. We continue to assess, on an ongoing basis, our estimates on royalties from products sales as it relates to its impact on payments of principal and interest on the 2029 Notes. To the extent that the interest or principal payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the amortization of the debt issuance costs.

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

        None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits relating to uncertain tax positions existing as of December 31, 2015 will significantly increase or decrease in the next 12 months.

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

        In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. The standard requires us to classify all deferred tax assets and liabilities as noncurrent. We adopted this standard in December 2015. This adoption did not have a material impact on our consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of changes in unrealized and realized gains and losses on our marketable securities, net of tax.

Related Parties

        GSK owned 27.9% of our outstanding common stock as of December 31, 2015. Transactions with GSK are described in Note 3, "Collaborative Arrangements".

        Prior to the Spin-Off, Robert V. Gunderson, Jr. was one of our directors. We have engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as our primary legal counsel. Fees incurred in the ordinary course of business were, $1.3 million in the year ended December 31, 2014 and $3.2 million in the year ended December 31, 2013. As Mr. Gunderson was not one of our directors for the year ended December 31, 2015, he is no longer considered a related party.

Recently Issued Accounting Pronouncements Not Yet Adopted

        In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us beginning in January 1, 2018. We are evaluating the effects of the adoption of this ASU to our consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, to simplify the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs associated with term loans in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It will be effective for us on January 1, 2016, with early adoption permitted. We plan to adopt ASU 2015-03 on January 1, 2016. Upon adoption of ASU 2015-03, we will apply the guidance retrospectively to all periods presented and classify our debt issuance costs, which are currently included in other assets in the consolidated financial statements, as a deduction to our long-term debt.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017 (as amended through ASU 2015-14 issued in August 2015), at which time we may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.

2. Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted- average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net loss per share is

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Net Loss per Share (Continued)

computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities.

        For the years ended December 31, 2015, 2014 and 2013, diluted and basic net loss per common share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

        The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2015(1)	2014	2013
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	5,290	6,239	4,095
Unvested RSAs	1,644	1,772	2,364
Shares issuable upon conversion of convertible subordinated notes	12,904	12,329	2,780

Total	19,838	20,340	9,239

(1)
Includes 4.1 million options, 0.4 million restricted stock units, and 1.0 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off during the year ended December 31, 2015. Subsequent to the Spin-Off, stock-based compensation expense associated with the awards held by Theravance Biopharma employees granted prior to the Spin-Off is recognized by Theravance Biopharma.

3. Collaborative Arrangements

Net Revenue from Collaborative Arrangements

        Net revenue from collaborative arrangements from continuing operations relates to our collaborative arrangement with GSK. Net revenue from other collaborative arrangements is reflected as discontinued operations in the consolidated statements of operations. Refer to Notes 1, 11 and 12, "Description of Operations and Summary of Significant Accounting Policies," "Spin-Off of Theravance Biopharma, Inc." and "Discontinued Operations" for further information.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements (Continued)

        Net revenue recognized under our GSK Agreements was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Royalties from a related party	$66,887	$18,417	$1,945
Less: amortization of capitalized fees paid to a related party	(13,823)	(11,066)	(743)

Royalty revenue	53,064	7,351	1,202
LABA collaboration(1)	—	—	1,815
Strategic alliance—MABA program	885	1,082	1,515

Total net revenue from GSK	$53,949	$8,433	$4,532

(1)
Deferred revenue under this agreement was fully recognized in the year ended December 31, 2013.

LABA Collaboration

        In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease ("COPD") and asthma.

        As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, we paid milestone fees to GSK totaling $220.0 million during the year ended December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing development and commercialization activities under the GSK Agreements that are expected to continue over the life of the agreements. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product. The amortization expense is recorded as a reduction to the royalties from GSK.

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

2004 Strategic Alliance

        In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the "Additional MABAs"). The development program is fully funded by GSK and is still currently in early stages of Phase II trials. As a result of the transactions effected by the Spin-Off, we are only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF) while Theravance Biopharma receives 85% of those same payments.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Collaborative Arrangements (Continued)

Purchases of Common Stock under the Company's Governance Agreement and Common Stock Purchase Agreements with GSK

        In the year ended December 31, 2015, GSK purchased approximately 424,081 shares of our common stock pursuant to its periodic "top-up" rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, for an aggregate purchase price of approximately $6.5 million.

GSK Contingent Payments and Revenue

        The potential future contingent payments receivable related to the MABA program of $363.0 million are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development, manufacturing and commercialization activities for product candidates after licensing the program. The Company is entitled to 15% of any milestone payments.

Reimbursement of Research and Development Costs

        Reimbursement of research and development costs from continuing operations is solely related to the GSK Agreements. Under the GSK Agreements, we are entitled to reimbursement of certain research and development costs. For the years ended December 31, 2015, 2014 and 2013, research and development costs reimbursed from GSK was zero, $0.1 million and $0.5 million. Reimbursement of research and development costs from other collaborative arrangements has been reflected as discontinued operations in the consolidated statements of operations. Refer to Notes 1, 11 and 12, "Description of Operations and Summary of Significant Accounting Policies," "Spin-Off of Theravance Biopharma, Inc." and "Discontinued Operations" for further information.

4. Available-for-Sale Securities and Fair Value Measurements

Available-for Sale Securities

        The classification of available-for-sale securities in the consolidated balance sheets is as follows (in thousands):

	December 31,
	2015	2014
Cash and cash equivalents	$148,673	$95,090
Short-term marketable securities	28,103	143,698
Marketable securities	—	42,856

Total	$176,776	$281,644

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Available-for-Sale Securities and Fair Value Measurements (Continued)

        The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment Loss	Estimated Fair Value
U.S. government agencies	$14,406	$—	$(1)	$—	$14,405
U.S. corporate notes	2,702	—	(1)	—	2,701
U.S. commercial paper	10,997	—	—	—	10,997
Money market funds	148,673	—	—	—	148,673

Total	$176,778	$—	$(2)	$—	$176,776

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment Loss	Estimated Fair Value
U.S. government securities	$30,019	$24	$—	$—	$30,043
U.S. government agencies	34,756	6	(12)	—	34,750
U.S. corporate notes	80,880	5	(110)	—	80,775
U.S. commercial paper	34,469	—	—	—	34,469
Ordinary shares of Theravance Biopharma	10,269	—	—	(3,752)	6,517
Money market funds	95,090	—	—	—	95,090

Total	$285,483	$35	$(122)	$(3,752)	$281,644

        We determined that the unrealized loss on our Theravance Biopharma equity securities as of December 31, 2014 was other-than-temporary. Therefore, we recognized a loss of $3.8 million on these equity securities, which was charged to other income (expense), net on the consolidated statements of operations.

        As of December 31, 2015, all of the available-for-sale debt securities had contractual maturities within one year and the average duration of debt securities was approximately one month. We do not intend to sell the investments in debt that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our available-for-sale debt securities as of December 31, 2015 were temporary in nature. All available-for-sale debt securities with unrealized losses as of December 31, 2015 have been in a loss position for less than twelve months.

        During the year ended December 31, 2015, we recognized a gain of $1.2 million from the sale of all of the ordinary shares of Theravance Biopharma that we held as of December 31, 2014, which is included in other income (expense), net in the condensed consolidated statement of operations. In addition, we sold other available-for-sale securities totaling $100.4 million, and the related realized gains and losses were not significant during year ended December 31, 2015

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Available-for-Sale Securities and Fair Value Measurements (Continued)

        During the years ended December 31, 2014 and 2013, we sold marketable securities totaling $7.2 million and $22.6 million, and the related realized gains and losses were not significant in either of these periods.

Fair Value Measurements

        Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of December 31, 2015 Using:
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Types of Instruments (In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$14,405	$—	$14,405
Corporate notes	—	2,701	—	2,701
Commercial paper	—	10,997	—	10,997
Money market funds	148,673	—	—	148,673

Total assets measured as of estimated fair value	$148,673	$28,103	$—	$176,776

Liabilities
Convertible subordinated notes due 2023	$—	$189,100	$—	$189,100
Non-recourse notes due 2029	—	470,970	—	470,970

Total fair value of liabilities	$—	$660,070	$—	$660,070

	Estimated Fair Value Measurements as of December 31, 2014 Using:
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Types of Instruments (In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$30,043	$—	$—	$30,043
U.S. government agencies	—	34,750	—	34,750
Corporate notes	—	80,775	—	80,775
Commercial paper	—	34,469	—	34,469
Ordinary shares of Theravance Biopharma	6,517	—	—	6,517
Money market funds	95,090	—	—	95,090

Total assets measured as of estimated fair value	$131,650	$149,994	$—	$281,644

Liabilities
Convertible subordinated notes due 2023	$—	$197,095	$—	$197,095
Non-recourse notes due 2029	—	456,411	—	456,411

Total fair value of liabilities	$—	$653,506	$—	$653,506

INNOVIVA, INC.

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

        The fair value of our convertible subordinated notes due 2023 and non-recourse notes due 2029 is based on actual trading prices of the instruments.

5. Capitalized Fees paid to a Related Party

        Capitalized fees paid to a related party, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

	December 31, 2015				December 31, 2014
(In thousands)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Approval and launch related milestone payments under the LABA Collaboration	14.1	$220,000	$(25,632)	$194,368	$220,000	$(11,809)	$208,191

        These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. Additional information regarding these milestone fees is included in Note 3, "Collaborative Arrangements." Amortization expense for the years ended December 31, 2015, 2014 and 2013 were $13.8 million, $11.1 million and $0.7 million. The remaining estimated amortization expense is $13.8 million for each of the years from 2016 to 2020 and $125.3 million thereafter.

6. Stock-Based Compensation

Equity Incentive Plans

        In May 2012, we adopted the 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock unit awards and SARs to employees, non-employee directors and consultants. As of December 31, 2015, total shares remaining available for issuance under the 2012 Plan were 3,466,041.

Employee Stock Purchase Plan

        Under the 2004 Employee Stock Purchase Plan (the "ESPP"), our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The ESPP provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period composed of four consecutive six-month purchase periods. The purchase periods end on either May 15 or November 15. ESPP contributions are limited to a maximum of 15% of an employee's eligible compensation. The maximum number of shares that an employee may purchase in

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

any purchase period is 2,500. An employee may not purchase shares with a value greater than $25,000 in any calendar year.

        As of December 31, 2015, total shares remaining available for issuance under the ESPP were 265,711.

Performance-Contingent RSAs

        Since 2011, the Compensation Committee of our Board of Directors (the "Compensation Committee") have approved grants of performance-contingent RSAs to senior management and a non-executive officer. Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment. Recognition of stock-based compensation expense begins when the performance goals are deemed probable of achievement.

        Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment. As of March 31, 2014, we determined that the achievement of the requisite performance conditions for vesting of the first tranche of these awards was probable and the total stock-based compensation expense of $7.0 million for the first tranche was fully recognized through May 2014. In connection with the Spin-Off, our Compensation Committee approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the Spin-Off. The remaining 63,000 RSAs for which service-based vesting was not triggered at the time of the Spin-Off remain subject to new performance conditions (as well as the original service conditions). In addition, the RSAs for which both the performance and service-based conditions were not achieved prior to the Spin-Off were entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every 3.5 shares of Theravance common stock subject to their awards, which will also be subject to the same new performance and service conditions as the original RSAs to which they relate. As of December 31, 2015 and 2014, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for the remaining equity awards.

Performance-Contingent RSUs

        Prior to 2015, the Compensation Committee had approved grants of performance-contingent RSUs to employees. These awards have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones in specified timelines, as well as a requirement for continued employment. When the performance goals are deemed to be probable of achievement for these types of awards, time-based vesting and, as a result, recognition of stock-based compensation expense commences. There were no outstanding shares as of December 31, 2015.

Director Compensation Program

        Our non-employee directors receive compensation for services provided as a director. Each member of our Board of Directors who is not an employee receives an annual cash retainer for services

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

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

Stock-Based Compensation Expense

        In connection with the Spin-Off of Theravance Biopharma, all outstanding shares of Theravance Biopharma were distributed to our stockholders as a pro-rata dividend distribution on June 2, 2014 by issuing one ordinary share of Theravance Biopharma for every 3.5 shares held of Innoviva common stock to stockholders of record on May 15, 2014. Outstanding stock options and RSUs that were not eligible for the dividend distribution were adjusted for the Spin-Off of Theravance Biopharma. The number of shares and exercise price for all outstanding stock options were adjusted and the number of shares for all outstanding RSUs was adjusted. All other terms of these grants remain the same; provided, however, that the vesting and expiration of these grants are based on the holder's continuing employment or service with us or Theravance Biopharma, as applicable.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

        Although the anti-dilution adjustments were required pursuant to the terms of each stock plan, the anti-dilution adjustments were calculated using a volume-weighted average stock price, rather than the stock price as of the date of the dividend distribution, which resulted in incremental compensation expense. The accounting impact of the adjustment to the outstanding stock options and RSUs that occurred in connection with the Spin-Off of Theravance Biopharma was measured by comparing of the fair values of the modified stock options and RSUs to our employees and directors immediately before and after the adjustment. As a result, we recognized incremental stock- based compensation expense of $1.2 million in the second quarter of 2014, of which $0.9 million is included in discontinued operations. All remaining unrecognized stock-based compensation expense associated with this adjustment will be recognized by Theravance Biopharma as it pertains to stock options and RSUs held by individuals now employed by Theravance Biopharma or one if its affiliates.

        Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Research and development	$1,036	$2,781	$573
General and administrative	5,837	12,980	7,325

Stock-based compensation from continuing operations	6,873	15,761	7,898
Stock-based compensation from discontinued operations	—	11,629	17,789

Total stock-based compensation expense	$6,873	$27,390	$25,687

        Stock-based compensation expense included in the consolidated statements of operations by award type is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Stock options	$789	$4,658	$4,132
RSUs	2,492	4,564	10,174
RSAs	2,850	7,575	9,723
Performance RSUs	—	3	61
Performance RSAs	613	10,580	1,061
ESPP	129	10	536

Total stock-based compensation expense	$6,873	$27,390	$25,687

        As of December 31, 2015, the unrecognized stock-based compensation cost, net of expected forfeitures for awards expected to vest, including performance- contingent RSAs for which the

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

performance milestones were determined to be probable of achievement, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

(In thousands, except amortization period)	Unrecognized Compensation Cost	Weighted- Average Amortization Period (Years)
Stock options	$1,531	2.4
RSUs	1,446	1.1
RSAs	8,275	3.1
Performance RSAs	6	2.1

Total stock-based compensation expense	$11,258

Compensation Awards

        The following table summarizes equity award activity under the 2012 Plan and Prior Plans and related information:

(In thousands)	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Shares Subject to Outstanding RSUs	Weighted- Average Fair Value per Share at Grant	Number of Shares Outstanding Subject to Vesting or Performance Conditions with Vesting	Weighted- Average Fair Value per Share at Grant
Balance as of December 31, 2014	5,422	22.46	775	18.53	1,772	25.78
Granted	—	—	141	15.50	437	13.76
Exercised	(111)	13.75	—	—	—	—
Released RSUs/RSAs	—	—	(327)	17.66	(883)	25.22
Forfeited	(1,049)	21.19	(130)	18.07	(21)	20.33

Balance as of December 31, 2015	4,262	$23.00	459	$18.34	1,305	$18.00

        As of December 31, 2015, the aggregate intrinsic value of the options outstanding was $0.1 million and the aggregate intrinsic value of the options exercisable was $0.1 million.

        The total intrinsic value of the options exercised was $0.5 million in the year ended December 31, 2015, $17.5 million in the year ended December 31, 2014 and $41.4 million in the year ended December 31, 2013. The total estimated fair value of options vested was $10.0 million in the year ended December 31, 2015, $5.7 million in the year ended December 31, 2014 and $3.7 million in the year ended December 31, 2013.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

Valuation Assumptions

        We based the range of weighted-average estimated values of employee stock option grants and rights granted under the ESPP, as well as the weighted-average assumptions used in calculating these values, on estimates as of the date of grant, as follows:

	Year Ended December 31,
	2015(1)	2014	2013
Employee stock options
Risk-free interest rate	—%	1.6% - 2.1%	0.8% - 2.0%
Expected term (in years)	—	5 - 6	5 - 6
Volatility	—%	52% - 60%	58% - 60%
Dividend yield	—%	3% - 4%	—
Weighted-average estimated fair value of stock options granted	$—	$15.63	$19.96

(1)
There were no stock options granted for the year ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
Employee stock purchase plan issuances
Risk-free interest rate	0.1% - 0.9%	0.1% - 0.5%	0.1% - 0.3%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2
Volatility	44% - 69%	43% - 55%	56% - 61%
Dividend yield	0% - 6%	8%	—
Weighted-average estimated fair value of ESPP shares granted	$4.52	$4.49	$16.44

7. Long-Term Debt

        Our long-term debt consists of:

	As of December 31,
(In thousands)	2015	2014
Convertible Subordinated Notes due 2023	$255,109	$255,109
Non-Recourse Notes Payable due 2029	493,162	470,527

Total Long-Term Debt	$748,271	$725,636

Convertible Subordinated Notes Due 2023

        In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of unsecured convertible subordinated notes, which will mature on January 15, 2023 (the "2023 Notes"). The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately-negotiated capped call option transactions in connection with the issuance of the notes. The 2023 Notes bear interest at the rate of 2.125% per year

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt (Continued)

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

        In connection with the payments of the cash dividends during the years ended December 31, 2015 and 2014, which is further discussed in Note 8, "Shareholders' Deficit", the adjusted conversion rate with respect to our 2023 Notes was further adjusted in total from 46.9087 shares of our common stock per $1,000 principal amount of the 2023 Notes to 50.5818 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $19.77 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly to $19.77 and $27.04.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt (Continued)

Non-Recourse Notes Due 2029

        In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse fixed rate term notes due 2029 (the "2029 Notes") issued by our wholly-owned subsidiary.

        The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties due to us under the LABA Collaboration with GSK commencing on April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029. The amounts in the segregated bank account can only be used to make interest and principal payments on the 2029 Notes. As of December 31, 2015 and 2014, the balance of the segregated bank account was not material.

        The 2029 Notes bear an annual interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014. The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period, and considered as payment in kind ("PIK"). Since issuance, $43.2 million of interest expense has been added to the principal balance of the 2029 Note, of which $22.7 million and $20.5 million was added during the years ended December 31, 2015 and 2014, respectively. Since the principal and interest payments on the 2029 Notes are based on royalties from product sales recorded by GSK, which will vary from quarter to quarter and are unknown to us, the 2029 Notes may be repaid prior to the final maturity date in 2029. The 2029 Notes can be prepaid subject to a prepayment premium of 5% until April 17, 2016, 2.5% thereafter until April 17, 2017, and without premium afterwards.

        In connection with the sale of the 2029 Notes, we incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

8. Shareholders' Deficit

Dividends

        On February 20, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. This dividend was paid on March 31, 2015. On April 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on June 12, 2015. This dividend was paid on June 30, 2015. On July 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on September 10, 2015. This dividend was paid to our stockholders on September 30, 2015. During the year ended December 31, 2015, we paid an aggregate of $87.3 million in dividends. Unvested RSAs and certain unvested RSUs as of the record date are also entitled to dividends, which will only be paid when the RSAs and such RSUs vest and are released. For further information on the impact of the cash dividend payments on the 2023 Notes, refer to Note 7, "Long-Term Debt".

        On October 16, 2014, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on November 25, 2014. This dividend was paid on December 31, 2014. On July 25, 2014, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on August 28, 2014. This dividend was paid on September 18, 2014.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Shareholders' Deficit (Continued)

Share Repurchase Program

        On October 28, 2015, we announced the acceleration of our capital return plan with a $150 million share repurchase program effective through the end of 2016 approved by our Board of Directors, replacing our quarterly dividend. As a component of the share repurchase plan, on October 30, 2015, we commenced a "modified Dutch auction" tender offer (the "October 2015 TO") to purchase up to $75 million of our common stock, at a price per share of not less than $8.50 and not greater than $9.25, which will be contingent upon satisfaction of customary conditions. The October 2015 TO expired on December 1, 2015. The following table shows the Company's share repurchase activity and related information on the October 2015 TO:

Purchase period end date	December 2015
Number of shares purchased and retired (in thousands)	2,576
Average repurchase price per share, including associated fees and expenses	$9.56
Share repurchase amount (in millions)	$24.6

        Additionally, as part of its share repurchase program, during December 2015 we repurchased 100,000 shares of our common stock in the open market at an average price of $9.95 per share for a total of $1.0 million, which were also retired upon repurchase.

9. Commitments and Contingencies

Operating Lease and Lease Guarantee

        Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2015, the total remaining lease payments, which run through May 2020, were $27.6 million. The carrying value of this lease guarantee was $1.3 million as of December 31, 2015 and is reflected in other long-term liabilities in our consolidated balance sheet.

        Following the Spin-Off, we entered into a Sublease Agreement with Theravance Biopharma to sublease 4,847 square feet of office space in South San Francisco, California, which expires in May 2020. We do not own or lease any other properties. Rent expenses associated with our operating leases for the years ended December 31, 2015, 2014 and 2013 were $0.2 million, $3.0 million, and

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

$6.0 million, respectively. Future minimum lease payments under this lease as of December 31, 2015, were as follows:

(In thousands)
Years Ending December 31:
2016	$192
2017	197
2018	203
2019	210
2020	89
Thereafter	—

Total	$891

Guarantees and Indemnifications

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2015.

10. Income Taxes

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	As of December 31,
(In thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$392,000	$386,000
Deferred revenues	1,000	2,000
Research and development tax credit carryforwards	53,000	53,000
Other	17,000	18,000

Total deferred tax assets	463,000	459,000
Valuation allowance	(463,000)	(459,000)

Net deferred tax assets	$—	$—

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The differences between the U.S. federal statutory income tax rate to our effective tax rate are as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	34.00%	35.00%	34.00%
Non-deductible executive compensation	(1.94)	(0.16)	(0.07)
Stock-based compensation	(0.23)	(1.11)	0.28
Federal and state research credits	—	12.66	3.63
Effect of Spin-Off Transaction	—	(203.2)	—
Other	(0.56)	(4.04)	(2.51)
Change in valuation allowance	(31.27)	160.85	(35.33)

Effective tax rate	(0.00)%	(0.00)%	(0.00)%

        Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4.7 million in the year ended December 31, 2015, decreased by $103.8 million in the year ended December 31, 2014, and increased by $70.1 million in the year ended December 31, 2013.

        The increase in the valuation allowance in the year ended December 31, 2015 was primarily a result of net operating loss carryforwards.

        The decrease in the valuation allowance in the year ended December 31, 2014 was primarily a result of the tax impacts of the Spin-Off transaction. In the year ended December 31, 2014, the Company recorded a permanent difference related to the tax gain that was recognized in connection with the Spin-Off, which allowed the Company to utilize approximately $252.7 million of its federal net operating losses. Accordingly, the associated valuation allowance, of $88.6 million, was released. Additionally, as discussed in Note 11 in connection with the Spin-Off, approximately $9.2 million of deferred tax assets were transferred to Theravance Biopharma, Inc. Accordingly, the associated valuation allowance was also decreased.

        As of December 31, 2015, we had federal net operating loss carryforwards of approximately $1,174.7 million, which will expire from 2024 through 2035, and federal research and development tax credit carryforwards of approximately $45.2 million, which will expire from 2018 through 2034. We also had state net operating loss carryforwards of approximately $676.5 million expiring in the years 2016 through 2035 and state research tax credits of approximately $32.3 million, which do not expire.

        The net operating loss deferred tax asset balances as of December 31, 2015 and 2014 do not include excess tax benefits from stock option exercises. Stockholders' equity will be credited if and when such excess tax benefits are ultimately realized.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2015 and 2014, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment.

        We conducted an analysis through the year ended December 31, 2014 to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards are expected to expire before becoming available to reduce federal and state income tax liabilities as a result of those identified ownership changes. If we undergo another ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

Uncertain Tax Positions

        A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows (in thousands):

Unrecognized tax benefits as of December 31, 2012	$52,500
Gross decrease for tax positions for prior years	(565)
Gross increase in tax positions for current year	5,485

Unrecognized tax benefits as of December 31, 2013	57,420
Gross decrease for tax positions for prior years	(42,650)
Gross increase in tax positions for current year	689

Unrecognized tax benefits as of December 31, 2014	15,459
Gross increase in tax positions for current year	29

Unrecognized tax benefits as of December 31, 2015	$15,488

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

11. Spin-Off of Theravance Biopharma, Inc.

        On June 1, 2014, we separated our late-stage partnered respiratory assets from our biopharmaceutical research and drug development operations. We contributed the assets and certain liabilities from the research and drug development operations and $393.0 million of cash, cash equivalents and marketable securities to Theravance Biopharma. All outstanding shares of Theravance

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Spin-Off of Theravance Biopharma, Inc. (Continued)

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

        Due to the Spin-Off, the leases for the facilities in South San Francisco, California, which formerly served as our headquarters, were assigned to Theravance Biopharma. We would be held liable by the landlord if Theravance Biopharma defaults under its lease obligations, and thus, we have in substance

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Spin-Off of Theravance Biopharma, Inc. (Continued)

guaranteed the payments under the lease agreements for these facilities. See Note 9, "Commitments and Contingencies" for further information on this lease guarantee.

        Theravance Biopharma's historical results of operations have been presented as discontinued operations in our consolidated statement of operations for the years ended December 31, 2015 and 2014. See Note 12, "Discontinued Operations," for further information.

12. Discontinued Operations

        On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. For further information on the Spin-Off, refer to Notes 1 and 11, "Description of Operations and Summary of Significant Accounting Policies" and "Spin-Off of Theravance Biopharma, Inc.". The significant components of the research and drug development operations, which are presented as discontinued operations on the consolidated statements of operations, were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net revenues(1)	$—	$3,129	$226
Income (loss) from discontinued operations(2)	—	(94,934)	(140,068)

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

(2)
Loss from discontinued operations decreased in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as there was no impact of discontinued operations after the Spin- Off occurring in June 2014. Included in the loss from discontinued operations for the year ended December 31, 2014 and the year ended December 31, 2013 are external legal and accounting fees in connection with our separation strategy which we started to incur in the year ended December 31, 2013 and the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in the year ended December 31, 2011, which we started to incur in the year ended December 31, 2014.

        There was no impact of the discontinued operations after the Spin-Off to our revenues and expenses for the year ended December 31, 2015.

        In May 2013, we entered into a royalty participation agreement with Elan Corporation, plc ("Elan"). The closing of the transaction was subject to closing conditions, including the approval of the transaction by Elan's shareholders. Elan's shareholders did not approve the transaction at an

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Discontinued Operations (Continued)

Extraordinary General Meeting. Subsequently, we terminated the agreement and, as a result, Elan paid us a $10.0 million termination fee in June 2013, which is reflected in discontinued operations on the consolidated statements of operations.

13. Subsequent Events

        In January 2016 and through the middle of February 2016, as part of our share repurchase program as discussed in Note 8—"Shareholders' Deficit", we repurchased 1,419,641 shares of our common stock in the open market at an average price of $9.53 per share for a total purchase price of $13.5 million, which were retired upon repurchase.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2015. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarters Ended(1)
	March 31	June 30	September 30	December 31
2015
Net revenue	$6,896	$10,655	$13,562	$22,836
Total operating expenses(1)	(6,151)	(5,547)	(5,128)	(5,543)
Income from operations	745	5,108	8,434	17,293
Net income (loss)	$(10,667)	$(7,810)	$(4,584)	$4,301
Basic and diluted net income (loss) per share	$(0.09)	$(0.07)	$(0.04)	$0.04

Cash dividends declared per common share	$0.25	$0.25	$0.25	$—

	For the Quarters Ended(1)
	March 31	June 30	September 30	December 31
2014
Net revenue	$(780)	$934	$999	$7,280
Total operating expenses(1)	(13,943)	(10,728)	(10,541)	(7,150)
Loss from continuing operations	(16,182)	(20,151)	(21,271)	(15,926)
Loss from discontinued operations(1)	(51,521)	(43,413)	—	—
Net loss	$(67,703)	$(63,564)	$(21,271)	$(15,926)
Basic and diluted net loss per share:
Continuing operations, net of tax	$(0.15)	$(0.18)	$(0.19)	$(0.14)
Discontinued operations	(0.47)	(0.39)	—	—

Total	$(0.62)	$(0.57)	$(0.19)	$(0.14)

Cash dividends declared per common share	$—	$—	$0.25	$0.25

(1)
Amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innoviva, Inc.

        We have audited the accompanying consolidated balance sheets of Innoviva, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innoviva, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innoviva Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 24, 2016

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        We conducted an evaluation as of December 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

        Our independent registered public accounting firm, Ernst & Young LLP, has audited our internal control over financial reporting as of December 31, 2015. Their attestation report on the audit of our internal control over financial reporting is included below.

Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Innoviva have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2015 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innoviva, Inc.

        We have audited Innoviva, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Innoviva, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Innoviva, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Innoviva, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Innoviva, Inc. and our report dated February 24, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 24, 2016

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,643,985	(1)	23.23	(3)	3,716,581	(4)
Equity compensation plans not approved by security holders	76,983	(2)	10.52	(3)	—

Total	4,720,968	(1)(2)	23.00	(3)	3,716,581	(4)

(1)
Includes 4,184,577 shares issuable upon exercise of outstanding options and 459,408 shares issuable upon vesting of outstanding restricted stock units and restricted stock awards.

(2)
Includes 76,983 shares issuable upon exercise of outstanding options and no outstanding restricted stock units.

(3)
Does not take into account outstanding restricted stock units as these awards have no exercise price.

(4)
Includes 265,711 shares of common stock available under our Employee Stock Purchase Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

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

INNOVIVA, INC.
Date: February 24, 2016	By:	/s/ MICHAEL W. AGUIAR Michael W. Aguiar Chief Executive Officer

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

Signature	Title	Date

/s/ MICHAEL W. AGUIAR Michael W. Aguiar	Chief Executive Officer (Principal Executive Officer)	February 24, 2016
/s/ ERIC D'ESPARBES Eric d'Esparbes	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2016
/s/ WILLIAM WALTRIP William H. Waltrip	Chairman of the Board	February 24, 2016
/s/ CATHERINE J. FRIEDMAN Catherine J. Friedman	Director	February 24, 2016

Signature	Title	Date

/s/ TERRENCE KEARNEY Terrence Kearney	Director	February 23, 2016
/s/ PAUL PEPE Paul Pepe	Director	February 24, 2016
/s/ JAMES L. TYREE James L. Tyree	Director	February 24, 2016

Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
3.1		Amended and Restated Certificate of Incorporation	S-1	3.3	7/26/04

3.2		Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3.4	3/31/07

3.3		Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware, effective on January 7, 2016	8-K	3.1	1/8/16

3.4		Amended and Restated Bylaws, amended and restated as of January 15, 2016	8-K	3.1	1/15/16

4.1		Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/06

4.4		Indenture dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.4	1/25/13

4.5		Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)

4.6		Indenture, dated April 17, 2014.	8-K	10.1	4/21/14

4.7		Form of 9.0% Convertible Subordinated Note Due 2029	8-K	10.2	4/21/14

10.1	+	1997 Stock Plan	S-1	10.1	6/10/04

10.2	+	Long-Term Stock Option Plan	S-1	10.2	6/10/04

10.3	+	2004 Equity Incentive Plan, as amended by the board of directors February 10, 2010 and approved by stockholders April 27, 2010 and forms of equity award	10-K	10.3	12/31/11

10.4		Employee Stock Purchase Plan, as amended April 27, 2010	10-Q	10.4	6/30/10

10.5	+	Change in Control Severance Plan, as amended and restated on July 27, 2007	10-Q	10.8	6/30/08

10.6		Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	10.8	6/10/04

10.7		Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	10.9	6/10/04

10.8		Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10-Q	10.1	6/30/14

10.9	+	Form of Indemnification Agreement for directors and officers of the registrant	S-1	10.11	6/10/04

10.11		Amended and Restated Investors' Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S-1	10.13	6/10/04

10.12		Amended and Restated Governance Agreement by and among the registrant, SmithKline Beecham Corporation and GlaxoSmithKline dated as of June 4, 2004	S-1	10.14	7/26/04

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
10.13	*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10-K	10.13	12/31/13

10.17	+	Offer Letter with Michael W. Aguiar dated as of January 31, 2005	10-K	10.29	12/31/04

10.18	+	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan	10-K	10.30	12/31/04

10.19	+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect through 2010)	10-Q	10.31	6/30/07

10.20	+	Description of Cash Bonus Program, as amended	10-K	10.22	12/31/09

10.24	+	Amended and Restated 2008 New Employee Equity Incentive Plan and forms of equity award	10-K	10.24	12/31/11

10.27	+	Amendment to Change in Control Severance Plan effective December 16, 2009	10-K	10.47	12/31/09

10.28	+	2009 Change in Control Severance Plan adopted December 16, 2009	10-K	10.48	12/31/09

10.29		First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	10.51	6/30/10

10.30		First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	10.51	6/30/10

10.32		Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	10.2	11/29/10

10.33	+	Form of Amendment to Restricted Stock Unit Agreements between the registrant and each current member of the Board of Directors outstanding as of December 31, 2010	10-K	10.45	12/31/10

10.34	*	Amendment to Strategic Alliance Agreement dated October 3, 2011	10-K	10.34	12/31/11

10.35		Common Stock Purchase Agreement, dated April 2, 2012, by and among Theravance, Inc., Glaxo Group Limited and GlaxoSmithKline LLC	8-K	10.1	4/2/12

10.36	+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan (executive officer form)	10-Q	10.36	3/30/12

10.37	+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan	10-Q	10.37	3/30/12

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
10.38	+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10-Q	10.38	6/30/12

10.40		Base Capped Call Transaction dated January 17, 2013	8-K	10.1	1/23/13

10.41		Additional Capped Call Transaction dated January 18, 2013	8-K	10.2	1/23/13

10.43		Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8-K/A	10.1	3/6/14

10.44	*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited dated March 3, 2014	8-K/A	10.2	3/6/14

10.45	*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited dated March 3, 2014	8-K/A	10.3	3/6/14

10.46		Form of Note Purchase Agreement, dated April 17, 2014.	8-K	1.1	4/21/14

10.47		Sale and Contribution Agreement, dated April 17, 2014.	8-K	10.1	4/21/14

10.48		Servicing Agreement, dated April 17, 2014.	8-K	10.2	4/21/14

10.49		Account Control Agreement, dated April 17, 2014.	8-K	10.3	4/21/14

10.50		Limited Liability Agreement of LABA Royalty Sub LLC, dated April 17, 2014.	8-K	10.4	4/21/14

10.51		Annex A—Rules of Construction and Defined Terms, dated April 17, 2014.	8-K	10.5	4/21/14

10.53		Separation and Distribution Agreement between Theravance and Theravance Biopharma, dated June 1, 2014	8-K	10.1	6/5/14

10.54		Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8-K	10.2	6/5/14

10.55		Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8-K	10.3	6/5/14

10.56		Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014.	8-K	10.4	6/5/14

10.57		Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014.	8-K	10.5	6/5/14

10.58	+	Equity Award Amendments for Employees VP Level or above remaining at Theravance, Inc.	10-Q	10.2	6/30/14

10.59	+	Policy for Non-Employee Director Stock Options (effective June 2, 2014)	10-Q	10.3	6/30/14

10.60	+	Offer Letter with Ted Witek dated May 2, 2014	10-Q	10.4	6/30/14

10.61	+	Offer Letter with George Abercrombie dated May 30, 2014	10-Q	10.5	6/30/14

10.62	+	Offer Letter with Michael W. Aguiar dated August 5, 2014	10-Q	10.1	9/30/14

Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
10.63	+	Offer Letter with Eric d'Esparbes dated September 8, 2014	10-K	10.63	12/31/15

10.64		Amendment / Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10-Q	10.64	3/31/15

10.65	+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	10-Q	10.2	6/30/15

10.67	+	Offer Letter with Michael Faerm dated May 27, 2015

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32		Certifications Pursuant to 18 U.S.C. Section 1350

101		The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

+
Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

*
Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Innoviva, Inc.'s application for confidential treatment.