Form 10-Q
period 2016-03-31
Innoviva, Inc.
filed 2016-05-05
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of registrant’s common stock outstanding on April 30, 2016 was 113,069,974.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$151,778	$159,180
Short-term marketable securities	16,414	28,103
Related party receivables from collaborative arrangements	27,539	26,228
Prepaid expenses and other current assets	975	814
Total current assets	196,706	214,325
Property and equipment, net	193	221
Capitalized fees paid to a related party, net	190,912	194,368
Other assets	18	18
Total assets	$387,829	$408,932

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$576	$818
Accrued personnel-related expenses	913	1,659
Accrued interest payable	6,562	7,911
Other accrued liabilities	1,687	2,218
Deferred revenue	885	885
Total current liabilities	10,623	13,491
Convertible subordinated notes, due 2023	251,124	250,992
Non-recourse notes, due 2029	483,389	482,139
Other long-term liabilities	1,784	1,856
Deferred revenue	2,878	3,099
Commitments and contingencies (Notes 3, 6, and 9)
Stockholders’ deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 113,146 and 114,933 shares issued as of March 31, 2016 and December 31, 2015, respectively	1,132	1,149
Treasury stock: 150 shares as of March 31, 2016 and December 31, 2015	(3,263)	(3,263)
Additional paid-in capital	1,328,155	1,351,898
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(1,687,992)	(1,692,427)
Total stockholders’ deficit	(361,969)	(342,645)
Total liabilities and stockholders’ deficit	$387,829	$408,932

See accompanying notes to condensed consolidated financial statements.

*                    Condensed consolidated balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $3,456 for the three months ended March 31, 2016 and 2015	$23,955	$6,674
Revenue from collaborative arrangements from a related party, net	221	222
Total net revenue	24,176	6,896
Operating expenses:
Research and development	392	712
General and administrative	6,252	5,439
Total operating expenses	6,644	6,151
Income from operations	17,532	745
Other income (expense), net	(32)	1,178
Interest income	92	116
Interest expense	(13,157)	(12,706)
Net income (loss)	$4,435	$(10,667)

Basic and diluted net income (loss) per share	$0.04	$(0.09)

Shares used to compute basic and diluted net income (loss) per share:
Shares used to compute basic net income (loss) per share	112,482	114,658
Shares used to compute diluted net income (loss) per share	113,178	114,658

Cash dividend declared per common share	$—	$0.25

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income (loss)	$4,435	$(10,667)
Other comprehensive income:
Unrealized gain on marketable securities, net	1	1,226
Less: Realized gain on marketable securities, net	—	(1,151)
Comprehensive income (loss)	$4,436	$(10,592)

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$4,435	$(10,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,483	3,483
Stock-based compensation	1,864	1,933
Amortization of premium (discount) on short-term investments	(3)	233
Interest added to the principal balance of the non-recourse term notes due 2029	683	6,427
Amortization of debt issuance costs	699	764
Realized gain on sale of marketable securities, net	—	(1,204)
Other non-cash items	—	(2)
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(1,311)	311
Prepaid expenses and other current assets	(161)	121
Accounts payable	(242)	1,025
Payable to Theravance Biopharma, Inc., net	—	(930)
Accrued personnel-related expenses and other accrued liabilities	(625)	(1,516)
Accrued interest payable	(1,349)	(1,356)
Other long-term liabilities	(2)	(16)
Deferred revenue	(221)	(222)
Net cash provided by (used in) operating activities	7,250	(1,616)

Cash flows from investing activities
Maturities of marketable securities	27,671	25,075
Purchases of marketable securities	(15,978)	(8,457)
Sales of marketable securities	—	57,098
Purchases of property and equipment	—	(6)
Net cash provided by investing activities	11,693	73,710

Cash flows from financing activities
Repurchase of common stock	(25,357)	—
Payments of cash dividends to stockholders	(719)	(28,794)
Repurchase of shares to satisfy tax withholding	(442)	(661)
Proceeds from issuances of common stock, net	173	1,747
Net cash used in financing activities	(26,345)	(27,708)

Net increase (decrease) in cash and cash equivalents	(7,402)	44,386
Cash and cash equivalents at beginning of period	159,180	96,800

Cash and cash equivalents at end of period	$151,778	$141,186

Supplemental disclosure of cash flow information
Cash paid for interest	$13,124	$6,870

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva, Inc. (referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Innoviva’s portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), Innoviva is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist- Beta2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement (“LABA Collaboration”), which has been assigned to TRC other than RELVAR®/BREO®ELLIPTA® and ANORO® ELLIPTA®.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2016 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2016.

Prior Period Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Refer to section on “Recently Adopted Accounting Pronouncement” below.

Variable Interest Entity

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases in the consolidated balance sheets but recognize the impact on the consolidated statement of operations and cash flows in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. The standard is effective for us beginning  January 1, 2019, although early adoption is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU  2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This standard is effective for us beginning January 1, 2018. We are evaluating the effects of the adoption of this ASU to our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring an entity to recognize the amount of revenue to which it expects to be entitled to in exchange for the transfer of promised goods or services to customers. The standard will replace nearly all existing revenue recognition guidance under GAAP when it becomes effective. In July 2015, the FASB decided to defer the effective date by one year. Thus, the standard will be effective for us beginning January 1, 2018, at which time we may adopt the standard under either the full retrospective method or the modified retrospective method. Early adoption on or after January 1, 2017 would be permitted. We are currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncement

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (“ASU 2015-03”), to simplify the presentation of debt issuance costs. This standard amended existing guidance to require the presentation of debt issuance costs associated with term loans in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. We adopted ASU 2015-03 on January 1, 2016. Upon adoption of ASU 2015-03, we applied the guidance retrospectively to all periods presented and classified our debt issuance costs, which prior to adoption were included in other assets in the condensed consolidated financial statements, as a deduction to our respective long-term debts.

2. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common shares and dilutive potential common share equivalents then outstanding. Dilutive potential common share equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common shares issuable upon assumed conversion of our convertible debt using the if-converted method.

The following table shows the computation of basic and diluted net income per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands except for per share amounts)	2016 (1)	2015
Numerator:
Net income (loss), basic and diluted	$4,435	$(10,667)

Denominator:
Weighted-average shares used to compute basic net income (loss) per share	112,482	114,658
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	196	—
Dilutive effect of unvested restricted stock awards (“RSAs”)	500	—
Weighted-average shares used to compute diluted net income (loss) per share	113,178	114,658

Net income (loss) per share
Basic	$0.04	$(0.09)
Diluted	$0.04	$(0.09)

Anti-Dilutive Securities

The following common share equivalents were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2016 (1)	2015 (2)
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	3,917	5,866
Unvested RSAs	510	1,930
Shares issuable upon conversion of convertible subordinated notes	12,904	12,494
	17,331	20,290

(1)                                 Includes 3.3 million options, 0.1 million restricted stock units, and 0.4 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma, Inc. (“Theravance Biopharma”) in connection with the Spin-Off of Theravance Biopharma in June 2014 (the “Spin-Off”). Subsequent to the Spin-Off, stock-based compensation expense associated with the awards held by Theravance Biopharma employees granted prior to the Spin-Off is recognized by Theravance Biopharma. Stock options of 3.3 million were excluded from the diluted net income per share calculation as their effect was anti-dilutive.

(2)                                 Includes 4.5 million options, 0.6 million restricted stock units, and 1.2 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off. All of these awards were excluded from the diluted net loss per share calculation as their effect was anti-dilutive.

3. Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Royalties from a related party	$27,411	$10,130
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)
Royalty revenue	23,955	6,674
Strategic alliance - MABA program	221	222
Total net revenue from GSK	$24,176	$6,896

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

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off, we, Theravance Biopharma and GSK entered into a series of agreements, including amendments to the GSK Agreements, clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. Pursuant to a three-way master agreement, by and among us, Theravance Biopharma and GSK, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had a right to purchase these shares of Theravance Biopharma from us, but this right expired unexercised. During the three months ended March 31, 2015, we sold all 436,802 ordinary shares of Theravance Biopharma that we held as of December 31, 2014. Refer to Note 4 “Available-for-Sale Securities and Fair Value Measurements” for further information.

GSK Contingent Payments and Revenue

The potential future contingent payments receivable related to the MABA program of $363 million are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program. We are entitled to 15% of any milestone payments.

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The classification of available-for-sale securities in the condensed consolidated balance sheets is as follows:

(In thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$148,316	$148,673
Short-term marketable securities	16,414	28,103
Total	$164,730	$176,776

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$6,532	$(1)	$6,531
U.S. corporate notes	1,632	—	1,632
U.S. commercial paper	69,557	—	69,557
Money market funds	87,010	—	87,010
Total	$164,731	$(1)	$164,730

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$14,406	$(1)	$14,405
U.S. corporate notes	2,702	(1)	2,701
U.S. commercial paper	10,997	—	10,997
Money market funds	148,673	—	148,673
Total	$176,778	$(2)	$176,776

As of March 31, 2016, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately two months. We do not intend to sell the investments in debt that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities as of March 31, 2016 were temporary in nature. As of March 31, 2016, all marketable securities with unrealized losses have been in a loss position for less than twelve months.

During the three months ended March 31, 2015, we sold all of the ordinary shares of Theravance Biopharma, which resulted in a gain on sale of $1.2 million, which is included in other income (expense), net in the condensed consolidated statement of operations.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of March 31, 2016 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$6,531	$—	$6,531
U.S. corporate notes	—	1,632	—	1,632
U.S. commercial paper	—	69,557	—	69,557
Money market funds	87,010	—	—	87,010
Total assets measured at estimated fair value	$87,010	$77,720	$—	$164,730
Liabilities
Convertible subordinated notes due 2023	$—	$199,304	$—	$199,304
Non-recourse notes due 2029	—	471,622	—	471,622
Total fair value of liabilities	$—	$670,926	$—	$670,926

	Estimated Fair Value Measurements as of December 31, 2015 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$14,405	$—	$14,405
U.S. corporate notes	—	2,701	—	2,701
U.S. commercial paper	—	10,997	—	10,997
Money market funds	148,673	—	—	148,673
Total assets measured at estimated fair value	$148,673	$28,103	$—	$176,776
Liabilities
Convertible subordinated notes due 2023	$—	$189,100	$—	$189,100
Non-recourse notes due 2029	—	470,970	—	470,970
Total fair value of liabilities	$—	$660,070	$—	$660,070

The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

The fair value of our convertible subordinated notes due 2023 and non-recourse notes due 2029 is based on recent trading prices of the instruments.

5. Capitalized Fees Paid to a Related Party

Capitalized fees paid to a related party, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

	March 31, 2016				December 31, 2015
Weighted
Average
Remaining
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	(Years)	Value	Amortization	Value	Value	Amortization	Value
Approval and launch related milestone payments under the LABA Collaboration	13.9	$220,000	$(29,088)	$190,912	$220,000	$(25,632)	$194,368

These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. Additional information regarding these milestone fees is included in Note 3, “Collaborative Arrangements.” Amortization expense for the three months ended March 31, 2016 and 2015 was $3.5 million. As of March 31, 2016, the remaining estimated amortization expense is $10.4 million for 2016, $13.8 million for each of the years from 2017 to 2021, and $111.4 million thereafter.

6. Stock-Based Compensation

Performance-Contingent RSAs and RSUs

Since 2011, the Compensation Committee of our Board of Directors (the “Compensation Committee”) have approved grants of performance-contingent RSAs and RSUs to senior management and a non-executive officer. Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment. Recognition of stock-based compensation expense begins when the performance goals are deemed probable of achievement.

Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment. In connection with the Spin-Off, our Compensation Committee approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the Spin-Off. The remaining 63,000 RSAs for which service-based vesting was not triggered at the time of the Spin-Off remain subject to new performance conditions (as well as the original service conditions). In addition, the RSAs for which both the performance and service-based conditions were not achieved prior to the Spin-Off were entitled to the pro rata dividend distribution made by Innoviva on June 2, 2014 of one ordinary share of Theravance Biopharma for every 3.5 shares of Innoviva common stock subject to their awards, which will also be subject to the same new performance and service conditions as the original RSAs to which they relate. As of March 31, 2016, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for the remaining equity awards.

On January 14, 2016, the Compensation Committee approved and granted 282,394 RSAs and 46,294 RSUs to senior management. These awards include a market condition based on Relative Total Shareholder Return (“TSR”) and a service condition that requires continued employment, collectively the “Performance Measures”. The vesting percentages of these awards are calculated based on the two-year TSR with a catch-up provision opportunity measured on January 13, 2019 for RSAs and on September 30, 2018 for RSUs. Two-thirds of amounts earned at the end of year two will vest and be distributed on February 20, 2018, while the final one-third earned after two years as well as the catch up amount earned will vest and be distributed on February 20, 2019 for RSAs and November 20, 2018 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 328,688 shares granted upon the actual performance against the Performance Measures. The grant date fair value of these awards is determined using a Monte Carlo valuation model. The aggregate value of $2.0 million is recognized as compensation expense over the service period and is not reversed if the market condition is not met.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Research and development	$175	$235
General and administrative	1,689	1,698
Total stock-based compensation expense	$1,864	$1,933

As of March 31, 2016, unrecognized compensation expense, net of expected forfeitures for awards expected to vest, including the market based awards was as follows: $1.4 million related to unvested stock options; $1.5 million related to unvested RSUs; and $12.0 million related to unvested RSAs.

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

Valuation Assumptions

No options were granted for the three months ended March 31, 2016 and 2015.

7. Long-Term Debt

Our long-term debt consists of:

(In thousands)	March 31, 2016	December 31, 2015
Convertible Subordinated Notes due 2023	$255,109	$255,109
Non-Recourse Notes Payable due 2029	493,845	493,162
Total long-term debt	748,954	748,271
Less: unamortized debt issuance costs	14,441	15,140
Net long-term debt	$734,513	$733,131

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

The 2023 Notes were convertible, at the option of the holder, into shares of our common stock at an initial conversion rate of 35.9903 shares per $1,000 principal amount of the 2023 Notes, subject to adjustment in certain circumstances, which represents an initial conversion price of approximately $27.79 per share. Following the Spin-Off of Theravance Biopharma, a number of adjustments to the initial conversion rate have been made as described below. Holders of the  2023 Notes will be able to require us to repurchase some or all of their notes upon the occurrence of a fundamental change, as defined in the 2013 Notes, at 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest. We may not redeem the notes prior to their stated maturity date.

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

In connection with the payments of the cash dividends during the year ended December 31, 2015 and 2014, the adjusted conversion rate with respect to our 2023 Notes was further adjusted in total from 46.9087 shares of our common stock per $1,000 principal amount of the 2023 Notes to 50.5818 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $19.77 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly to $19.77 and $27.04.

Non-Recourse Notes Due 2029

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse fixed rate term notes due 2029 (the “2029 Notes”) issued by our wholly-owned subsidiary.

The 2029 Notes bear an annual interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014. The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. Prior to and including May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period, and considered as payment in kind (“PIK”). Since issuance, $43.8 million of interest expense has been added to the principal balance of the 2029 Note, of which $0.7 million and $6.4 million was added during the three months ended March 31, 2016 and 2015, respectively. Since the principal and interest payments on the 2029 Notes are based on royalties from product sales recorded by GSK, which will vary from quarter to quarter and are unknown to us, the 2029 Notes may be repaid prior to the final maturity date in 2029. The 2029 Notes can be prepaid subject to a prepayment premium of 2.5% until April 17, 2017, and without premium afterwards.

8. Shareholders’ Deficit

For the three months ended March 31, 2016, we repurchased 2,449,632 shares of our common stock in the open market at an average price of $10.35 per share for a total purchase price of $25.4 million, which were retired upon repurchase.

9. Commitments and Contingencies

Operating Lease and Lease Guarantee

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of March 31, 2016, the total remaining lease payments, which run through May 2020, were $26.2 million. The carrying value of this lease guarantee was $1.3 million as of March 31, 2016 and is reflected in other long-term liabilities in our consolidated balance sheet.

10. Income Taxes

The effective tax rate for the three months ended March 31, 2016 was 0.15%, compared to 0.00% for the same period in 2015. Should we generate taxable income in 2016, we expect that the taxable income will be substantially offset by the utilization of net operating losses or other deferred tax assets.  The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to a change in valuation allowance against net deferred tax assets.

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

OVERVIEW

Executive Summary

Innoviva, Inc. is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals, to maximize the commercial potential of its respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the “LABA” Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the “GSK Agreements”), we are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”). In June 2014, we spun-off our research and development activities by distributing the outstanding shares of Theravance Biopharma”“ on a pro-rata basis to our stockholders (the “Spin-Off”), which resulted in Theravance Biopharma becoming an independent, publicly traded company.

We have designed our company structure and organization to be tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of March 31, 2016, we had 13 employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Financial Highlights

•                  For the three months ended March 31, 2016, our net income from our operations was $4.4 million, an increase of $15.1 million from our net loss of $10.7 million for the three months ended March 31, 2015. The increase was primarily due to an increase in our royalty revenues. Cash, cash equivalents, and marketable securities, totaled $168.2 million as of March 31, 2016, a decrease of $19.1 million from December 31, 2015. The decrease was primarily due to repurchase of common stock of $25.4 million, partially offset by cash provided by operations of $7.3 million.

•                  Through March 31, 2016, we repurchased $25.4 million of stock under our previously announced $150 million share repurchase program through open market purchases, with an average purchase price of $10.35 per share.

•                  In the first quarter of 2016, net sales of RELVAR®/BREO® ELLIPTA® by GSK were $161.9 million, compared to $59.9 million in the first quarter of 2015 (a 170% increase), of which $80.7 million was U.S. sales and $81.2 million was sales from non-U.S. markets.

•                  As of March 31, 2016, RELVAR®/BREO® ELLIPTA® has been launched in more than 50 countries.

•                  In the first quarter of 2016, net sales of ANORO® ELLIPTA® by GSK were $48.1 million, compared to $17.7 million in the first quarter of 2015 (a 172% increase), comprised of $32.7 million in the U.S. market and $15.4 million in non-U.S. markets.

•                  As of March 31, 2016, ANORO® ELLIPTA® has been launched in more than 40 countries.

Capital Return Plan

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

Share Repurchase Plan

On October 28, 2015, we announced the acceleration of our capital return plan with a $150 million share repurchase program effective through the end of 2016 approved by our Board of Directors, replacing our quarterly dividend. The repurchases may be made by a combination of tender offers, open market purchases, private transactions, exchange offers or other means. The repurchase program will be funded using our working capital. Our announcement of the share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares of common stock. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, the results of the tender offer and our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, general financial, economic and market conditions, prevailing market prices for our shares of common stock and notes, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. The share repurchase program may be suspended or discontinued at any time. There can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases.

On October 30, 2015, we commenced a “modified Dutch auction” tender offer as a component of the share repurchase plan to purchase up to $75 million of our common stock, at a price per share of not less than $8.50 and not greater than $9.25. The tender offer expired on December 1, 2015 and we purchased an aggregate of 2,576,236 shares of our common stock at a purchase price of $9.25 per share for a total value of approximately $23.8 million, excluding fees and expenses relating to the tender offer.

From December 1, 2015 to December 31, 2015, we purchased 100,000 shares of our common stock at an average purchase price of $9.95 per share for a total value of approximately $1.0 million in the open market.  From January 1, 2016 to March 31, 2016, we purchased 2,449,632 shares of our common stock at an average purchase price of $10.35 per share for a total value of approximately $25.4 million in the open market.

Collaborative Arrangements with GSK

LABA Collaboration

In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of “COPD” and asthma. For the treatment of COPD, the collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (“LAMA”), umeclidinium bromide (UMEC), with a LABA, VI.

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the “Additional MABAs”). GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. As a result of the Spin-Off, we are only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF) while Theravance Biopharma receives 85% of those same payments. For a detailed discussion of our alliance with GSK, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016.

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off, we, Theravance Biopharma and GSK entered into a series of agreements, including amendments to the GSK Agreements, clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. Pursuant to a three-way master agreement, by and among us, Theravance Biopharma and GSK, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had a right to purchase these shares of Theravance Biopharma from us, but this right expired unexercised. During the three months ended March 31, 2015, we sold all shares of Theravance Biopharma.

Purchases of Common Stock by GSK

Pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, affiliates of GSK purchased an aggregate of 32.0 million shares of our common stock for an aggregate purchase price of $6.5 million until the expiration of the governance agreement in September 2015. As of April 30, 2016, GSK beneficially owned approximately 28.3% of our outstanding capital stock.

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

During the three months ended March 31, 2016, we adopted ASU 2015-03, Interest — Imputation of Interest, to simplify the presentation of debt issuance costs. There were no other significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	$	%
Royalties from a related party	$27,411	$10,130	$17,281	171%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—
Royalty revenue	23,955	6,674	17,281	259
Strategic alliance - MABA program	221	222	(1)	—
Total net revenue from GSK	$24,176	$6,896	$17,280	251%

Total net revenue increased for the three months ended March 31, 2016 compared to the same period a year ago primarily due to the growth in prescriptions and market shares quarter over quarter for both RELVAR®/BREO® ELLIPTA® and ANORO™ ELLIPTA™.

Research & Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	$	%
Research and development expenses	$392	$712	$(320)	(45)%

Research and development expenses decreased for the three months ended March 31, 2016 compared to the same period a year ago primarily due to reduced activities and lower stock-based compensation expense. Currently, our research and development expenses are primarily due to expenses related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses, as compared to the prior period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	$	%
General and administrative expenses	$6,252	$5,439	$813	15%

General and administrative expenses increased for the three months ended March 31, 2016 compared to the same period a year ago primarily due to higher employee costs related to the addition of headcount during the course of 2015 and additional customary public company spending.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year period, were as follows

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	$	%
Other income (expense), net	$(32)	$1,178	$(1,210)	(103)%
Interest income	92	116	(24)	(21)

Other income (expense), net decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily related to a realized gain of $1.2 million from the sale of all of the ordinary shares of Theravance Biopharma in the first quarter of 2015.

Interest income decreased for the three months ended March 31, 2016 as compared to the same period a year ago primarily due to lower average cash balances resulting from the repurchases of our common stock and cash dividends paid.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	$	%
Interest expense	$(13,157)	$(12,706)	$(451)	4%

Interest expense increased for the three months ended March 31, 2016 compared to the same period a year ago primarily due an increase of $16.9 million to the outstanding principal balance on our 2029 Notes since March 31, 2015 in the form of payment in kind, of which $0.7 million was added during the quarter ended March 31, 2016. See “Liquidity” section below for further information.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. In 2015 and the first quarter of 2016, we have also received royalty payments from GSK from sales of RELVAR®/ BREO® ELLIPTA®, which was launched in the fourth quarter of 2013, and from ANORO® ELLIPTA®, which was launched during 2014. As of March 31, 2016, we had $168.2 million in cash, cash equivalents, and marketable securities.

As discussed above, on October 28, 2015, we announced that our Board of Directors approved a $150 million share repurchase program to be in effect through December 31, 2016. As of March 31, 2016, we had repurchased an aggregate of $51.0 million of our common stock through the combination of a tender offer and open market purchases. There can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases.

Our Board of Directors declared a $0.25 per share dividend for each of the first, second and third quarters of 2015 for all stockholders of record as of the close of business on specified dates resulting in a total of $87.3 million in cash dividends to our stockholders in the year ended December 31, 2015.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due 2029 (“2029 Notes”). The 2029 Notes are secured exclusively by a security interest in a segregated bank account established to receive 40% of the royalties from global net sales and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration Agreement with GSK. Prior to and including May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes will increase by the interest shortfall amount for that period, and considered as payment in kind (“PIK”). As of March 31, 2016, interest expense of $43.8 million was added to the principal balance of the 2029 Notes. We incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

Adequacy of cash resources to meet future needs

We believe that cash from future royalty revenues and cash on hand will be sufficient to meet our debt service and anticipated operating needs, including the funding of the share repurchase program discussed above, for at least the next twelve months based upon current operating plans and financials forecasts. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, from time to time we may restructure or reduce our debt, including through tender offers, redemptions, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three months ended March 31,
(In thousands)	2016	2015	Change
Net cash provided by (used in) operating activities	$7,250	$(1,616)	$8,866
Net cash provided by investing activities	11,693	73,710	(62,017)
Net cash used in financing activities	(26,345)	(27,708)	1,363

Cash Flows from Operating Activities

Cash provided by or used in operating activities is primarily driven by net income (loss), excluding the effect of non-cash charges and net changes in our operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2016 of $7.3 million was primarily due to:

•                  $26.1 million provided by receipt of royalties from a related party and revenue from collaborative arrangements, after adjusting for a $1.3 million increase in receivables from collaborative arrangements

•                  $5.4 million used for operating expenses, after adjusting for $1.9 million of non-cash related items, consisting primarily of stock-based compensation expense;

•                  $13.1 million used for interest payments on the 2023 Notes and 2029 Notes; and

Net cash used in operating activities for the three months ended March 31, 2015 of $1.6 million was primarily due to:

•                  $5.1 million used for operating expenses, after adjusting for stock-based compensation expense of $1.9 million

•                  $6.9 million used for interest payments on the 2023 Notes and 2029 Notes; and

•                  $10.4 million provided by receipt of royalties from collaborative arrangements

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 of $11.7 million was primarily due to $27.7 million of proceeds received from the maturities of marketable securities, partially offset by $16.0 million in purchases of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2015 of $73.7 million was primarily due to $82.2 million of proceeds received from the sale of marketable securities and maturities of marketable securities, partially offset by $8.5 million in purchases of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 of $26.3 million was primarily due to $25.4 million paid for the repurchase of common stock, $0.7 million of cash dividends paid to our stockholders, $0.4 million paid for repurchase of shares to satisfy tax withholding and $0.2 million of proceeds received from the issuance of our common stock.

Net cash used in financing activities for the three months ended March 31, 2015 of $27.7 million was primarily due to $28.8 million of cash dividends paid to our stockholders and $0.6 million paid for repurchase of shares to satisfy tax withholding, offset by $1.7 million of net proceeds received from the issuance of our common stock.

Off-Balance Sheet Arrangements

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of March 31, 2016, the total remaining lease payments, which run through May 2020, were $26.2 million. The carrying value of this lease guarantee was $1.3 million as of March 31, 2016 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2016.

Contractual Obligations and Commercial Commitments

There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the three months ended March 31, 2016, there have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

Risks Related to our Business

For the foreseeable future we will derive all of our royalty revenues from GSK and our future success depends on GSK’s ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK.

Pursuant to the GSK Agreements, GSK is responsible for the development and commercialization of products in the partnered respiratory programs. Through March 31, 2016, sales of both BREO ® ELLIPTA ® and especially ANORO® ELLIPTA® by GSK have been significantly below our expectations which resulted in a decline in our stock price. Although we may receive milestone payments from GSK if certain development milestones are achieved in our MABA program, we believe that royalty revenues from BREO ® ELLIPTA ® and ANORO® ELLIPTA® will represent the majority of our future revenues from GSK. The amount and timing of revenue from such royalties and milestones is unknown and highly uncertain. Our future success depends upon the performance by GSK of its commercial obligations under the GSK Agreements. We have no control over GSK’s marketing and sales efforts, and GSK might not be successful, which would harm our business and cause the price of our securities to fall.

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

GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Our royalty revenues under the GSK Agreements may not meet our, or investors’ expectations, due to a number of important factors. GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For instance, GSK has wide discretion in determining the efforts and resources that it will apply to the commercialization of our partnered products. The timing and amount of royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by GSK. In addition, GSK may determine to focus its commercialization efforts on its own products. For example, in January 2015, GSK launched Incruse® (Umec) in the U.S., which is a LAMA for the treatment of COPD. GSK may determine to focus its marketing efforts on Incruse, which could have the effect of decreasing the potential market share of ANORO® ELLIPTA® and lowering the royalties we may receive for such product. Alternatively, GSK may decide to market Incruse® in combination with RELVAR®/BREO® ELLIPTA® as an open triple therapy in anticipation of future commercialization of the closed triple therapy for which we only receive limited amount of royalty revenues, and eventually compete directly against sales of RELVAR®/BREO® ELLIPTA®. In the event GSK does not devote sufficient resources to the commercialization of our partnered products or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

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

Although we have announced the completion of, and reported certain top- line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, additional studies of FF/VI are underway. For example, in September 2015, GSK and we announced that the Study to Understand Mortality and MorbidITy” (SUMMIT) did not meet its primary endpoints, which resulted in a significant decline in the price of our stock. Any adverse developments or perceived adverse developments with respect to any prior, current or future studies in these programs will significantly harm our business and the price of our securities could fall.

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

If the FDA or other applicable regulatory authorities approve generic products, including but not limited generic forms of Advair®, that compete with RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, or generic form of RELVAR®/BREO® ELLIPTA®, the royalties payable to us pursuant to the LABA Collaboration Agreement will be less than anticipated, which in turn would harm our business and the price of our securities could fall.

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application (“ANDA”) in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V. and Teva Pharmaceuticals Industries Ltd. have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expire in 2016.  Mylan N.V. has recently announced that its ANDA for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder has been accepted for filing by the FDA with a GDUFA goal date of March 28, 2017. Hikma Pharmaceuticals PLC (Hikma) also recently announced that their ANDA for fluticasone propionate and salmeterol inhalation powder has been accepted for filing by the FDA with a GDUFA goal date of May 10, 2017. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as the branded product and that the generic product is bioequivalent to the branded product, meaning it is absorbed in the body at the same rate and to the same extent. These generic equivalents, which must meet the same quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, on April 14th 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

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

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of March 31, 2016, the total remaining lease payments, which run through May 2020, were $26.2 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

Under the terms of a separation and distribution agreement entered into between us and Theravance Biopharma, Theravance Biopharma will indemnify us from (i) all debts, liabilities and obligations transferred to Theravance Biopharma in connection with the Spin-Off (including its failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Spin-Off), (ii) any misstatement or omission of a material fact in its information statement filed with the SEC, resulting in a misleading statement and (iii) any breach by it of certain agreements entered into between the parties in connection with the Spin-Off. Theravance Biopharma’s ability to satisfy these indemnities, if called upon to do so, will depend upon its future financial strength and if we are not able to collect on indemnification rights from Theravance Biopharma, our financial condition may be harmed

We may not be able to utilize all of our net operating loss carryforwards.

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

As of March 31, 2016, we had approximately $749.0 million in total long-term debt outstanding, comprised primarily of $255.1 million in principal that remains outstanding under our 2.125% Convertible Subordinated Notes due 2023 (the “2023 Notes”) and $493.9 million in principal that remains outstanding under our 9% Fixed Rate Royalty term notes due 2029 (the “2029 Notes” and with the 2023 Notes, the “Notes”). The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. Our 2029 Notes have rights to 40% of all royalty payments received from GSK related to RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, and VI monotherapy until the notes are paid in full.

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

The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting and disclosure controls and procedures. Under the SEC’s current rules, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our testing and our independent registered public accounting firm’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have and expect to continue to incur substantial accounting and auditing expense and to expend significant management time in complying with the requirements of Section 404. If we are not able to maintain compliance with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, FINRA, NASDAQ or other regulatory authorities. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. GAAP presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board (“FASB”) and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in us incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

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

Although GSK beneficially owns approximately 28.3% of our outstanding capital stock as of April 30, 2016, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Innoviva respiratory products, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of UMEC/VI/FF or a MABA/ICS in either the U.S. or the EU, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

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

As of April 30, 2016, GSK beneficially owned approximately 28.3% of our outstanding capital stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our capital stock owned by it terminated upon the expiration of the governance agreement on September 1, 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK’s significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

As of April 30, 2016, GSK beneficially owned approximately 28.3% of our outstanding capital stock. As a result of GSK’s significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

Risks Related to Ownership of our Common Stock

The price of our securities has been volatile and may continue to be so, and purchasers of our securities could incur substantial losses.

The price of our securities has been volatile and may continue to be so. Between January 1, 2015 and March 31, 2016, the high and low sales prices of our common stock as reported on The NASDAQ Global Select Market varied between $12.85 and $8.23 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

• relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 44.1% of our outstanding capital stock as of April 30, 2016 based on our review of publicly available filings); and

• potential sales or purchases of our capital stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders.

We have a corporate goal of returning capital to stockholders and have paid quarterly dividends during the third and fourth quarters of 2014 and during the first three quarters of 2015. On October 28, 2015, we announced the acceleration of our capital return plan with a $150 million share repurchase program approved by our Board of Directors, replacing our quarterly dividend. As of March 31, 2016, we had repurchased an aggregate of $51.0 million under the repurchase program through a combination of a tender offer and open market purchases. Our announcement of our share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares of common stock.

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

As of April 30, 2016, GSK beneficially owned approximately 28.3% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 1.6% of our outstanding capital stock. Based on our review of publicly available filings as of April 30, 2016, our three largest stockholders other than GSK collectively owned approximately 44.1% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On October 28, 2015, we announced that our Board of Director approved the acceleration of our capital return plan with a $150 million share repurchase program effective through the end of 2016.

The following table reflects the repurchases of our common stock under the share repurchase program during the fiscal quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	1,258,000	$9.30	1,258,000
February 1, 2016 to February 29, 2016	461,641	$11.37	461,641
March 1, 2016 to March 31, 2016	729,991	$11.51	729,991
				$99,006,701

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.6	Amended and Restated Bylaws (as amended by the board of directors January 15, 2016)	8-K	1/15/16

3.7	Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc.	8-K	1/8/2016

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the three months ended March 31, 2016 (unaudited), formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: May 5, 2016	/s/ Michael W. Aguiar
Michael W. Aguiar
Chief Executive Officer
(principal executive officer)

Date: May 5, 2016	/s/ Eric d’Esparbes
Eric d’Esparbes
Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)