Form 10-Q
period 2016-06-30
Innoviva, Inc.
filed 2016-08-04
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-30319

INNOVIVA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3265960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2000 Sierra Point Parkway, Suite 500

Brisbane, CA 94005

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

The number of shares of registrant’s common stock outstanding on July 31, 2016 was 111,202,828.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$112,945	$159,180
Short-term marketable securities	40,921	28,103
Related party receivables from collaborative arrangements	35,817	26,228
Prepaid expenses and other current assets	738	814
Total current assets	190,421	214,325
Property and equipment, net	174	221
Capitalized fees paid to a related party, net	187,456	194,368
Other assets	58	18
Total assets	$378,109	$408,932

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$137	$818
Accrued personnel-related expenses	1,126	1,659
Accrued interest payable	7,823	7,911
Other accrued liabilities	1,392	2,218
Non-recourse notes, due 2029, current	3,266	—
Deferred revenue	885	885
Total current liabilities	14,629	13,491
Convertible subordinated notes, due 2023, net of issuance costs	241,408	250,992
Non-recourse notes, due 2029, net of issuance costs	480,879	482,139
Other long-term liabilities	1,639	1,856
Deferred revenue	2,656	3,099
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 111,617 and 114,933 shares issued as of June 30, 2016 and December 31, 2015, respectively	1,116	1,149
Treasury stock: 150 shares as of June 30, 2016 and December 31, 2015	(3,263)	(3,263)
Additional paid-in capital	1,312,434	1,351,898
Accumulated other comprehensive income (loss)	6	(2)
Accumulated deficit	(1,673,395)	(1,692,427)
Total stockholders’ deficit	(363,102)	(342,645)
Total liabilities and stockholders’ deficit	$378,109	$408,932

See accompanying notes to condensed consolidated financial statements.

*                    Condensed consolidated balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $3,456 and $3,456 for the three months ended June 30, 2016 and 2015 and $6,912 and $6,912 for the six months ended June 30, 2016 and 2015	$32,251	$10,434	$56,206	$17,108
Revenue from collaborative arrangements from a related party, net	221	221	442	443
Total net revenue	32,472	10,655	56,648	17,551

Operating expenses:
Research and development	370	638	762	1,350
General and administrative	6,225	4,909	12,477	10,348
Total operating expenses	6,595	5,547	13,239	11,698

Income from operations	25,877	5,108	43,409	5,853

Other income (expense), net	1,719	(16)	1,687	1,162
Interest income	157	85	249	201
Interest expense	(13,156)	(12,987)	(26,313)	(25,693)

Net income (loss)	$14,597	$(7,810)	$19,032	$(18,477)

Basic and diluted net income (loss) per share	$0.13	$(0.07)	$0.17	$(0.16)

Shares used to compute basic and diluted net income (loss) per share:
Shares used to compute basic net income (loss) per share	111,359	115,329	112,005	115,096
Shares used to compute diluted net income (loss) per share	124,316	115,329	112,531	115,096
Cash dividend declared per common share	$—	$0.25	$—	$0.50

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$14,597	$(7,810)	$19,032	$(18,477)

Other comprehensive income:
Unrealized gain on marketable securities, net	8	2	9	1,228
Less: realized gain on marketable securities, net	(1)	—	(1)	(1,151)
Comprehensive income (loss)	$14,604	$(7,808)	$19,040	$(18,400)

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$19,032	$(18,447)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,967	6,966
Stock-based compensation	4,705	3,755
Amortization of premium (discount) on short-term investments	(14)	392
Interest added to the principal balance of the non-recourse term notes due 2029	855	12,836
Gain on repurchase of convertible subordinated notes due 2023	(1,752)	—
Amortization of debt issuance costs	1,414	1,527
Realized gain on sale of marketable securities, net	1	(1,204)
Amortization of lease guarantee	(28)	—
Other non-cash items	—	(2)
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(9,589)	(3,447)
Prepaid expenses and other current assets	76	437
Other assets	(40)	—
Accounts payable	(681)	462
Payable to Theravance Biopharma, Inc., net	—	(906)
Accrued personnel-related expenses and other accrued liabilities	(627)	(1,709)
Accrued interest payable	(88)	374
Other long-term liabilities	(78)	(3)
Deferred revenue	(443)	(443)
Net cash provided by operating activities	19,710	558

Cash flows from investing activities
Maturities of marketable securities	44,101	59,120
Purchases of marketable securities	(59,893)	(8,457)
Sales of marketable securities	2,995	57,098
Purchases of property and equipment	(8)	(6)
Net cash (used in) provided by investing activities	(12,805)	107,755

Cash flows from financing activities
Repurchase of common stock	(44,331)	—
Repurchase of convertible subordinated notes due 2023	(8,095)	—
Payments of cash dividends to stockholders	(843)	(58,045)
Repurchase of shares to satisfy tax withholding	(597)	(2,121)
Proceeds from capped-call options	391	—
Proceeds from issuances of common stock, net	335	4,632
Net cash used in financing activities	(53,140)	(55,534)

Net (decrease) increase in cash and cash equivalents	(46,235)	52,779
Cash and cash equivalents at beginning of period	159,180	96,800

Cash and cash equivalents at end of period	$112,945	$149,579

Supplemental disclosure of cash flow information
Cash paid for interest	$24,132	$10,954

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled to in exchange for the transfer of promised goods or services to customers. The standard will replace nearly all existing revenue recognition guidance under GAAP when it becomes effective. In July 2015, the FASB decided to defer the effective date by one year. Thus, the standard will be effective for us beginning January 1, 2018, at which time we may adopt the standard under either the full retrospective method or the modified retrospective method. Early adoption on or after January 1, 2017 would be permitted. We are currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.

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

The following table shows the computation of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30
(In thousands except for per share amounts)	2016 (1)(2)	2015	2016 (3)	2015
Numerator:
Net income (loss) attributable to common stockholders, basic	$14,597	$(7,810)	$19,032	$(18,477)
Add: Interest expense on convertible subordinated notes due 2023, net of tax	1,457	—	—	—
Net income (loss) attributable to common stockholders, diluted	$16,054	$(7,810)	$19,032	$(18,477)

Denominator:
Weighted-average shares used to compute basic net income (loss) per share	111,359	115,329	112,005	115,096
Dilutive effect of convertible subordinated notes due 2023	12,602	—	—	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	355	—	526	—
Weighted-average shares used to compute diluted net income (loss) per share	124,316	115,329	112,531	115,096

Net income (loss) per share
Basic	$0.13	$(0.07)	$0.17	$(0.16)
Diluted	$0.13	$(0.07)	$0.17	$(0.16)

Anti-Dilutive Securities

The following common share equivalents were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016 (1)	2015 (4)	2016 (3)	2015 (5)
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	4,276	7,178	4,383	7,516
Shares issuable upon conversion of convertible subordinated notes	—	12,678	12,753	12,678
	4,276	19,856	17,136	20,194

(1)                                 Includes 2.9 million options, 0.1 million restricted stock units, and 0.1 million unvested restricted stock awards (“RSAs”) retained by former employees who were transferred to Theravance Biopharma, Inc. (“Theravance Biopharma”) in connection with the Spin-Off of Theravance Biopharma in June 2014 (the “Spin-Off”). Subsequent to the Spin-Off, stock-based compensation expense associated with the awards held by Theravance Biopharma employees granted prior to the Spin-Off is recognized by Theravance Biopharma. Stock options of 2.9 million were excluded from the diluted net income per share calculation as their effect was anti-dilutive.

(2)                                 For the three months ended June 30, 2016, the effect of assumed conversion of convertible subordinated notes due 2023 became dilutive under the if-converted method and was included in the computation of diluted net income per share.

(3)                                 Includes 3.2 million options, 0.1 million restricted stock units, and 0.3 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off. Subsequent to the Spin-Off, stock-based compensation expense associated with the awards held by Theravance Biopharma employees granted prior to the Spin-Off is recognized by Theravance Biopharma. Stock options for 3.2 million shares of common stock were excluded from the diluted net income per share calculation as their effect was anti-dilutive.

(4)                                 Includes 4.2 million options, 0.4 million restricted stock units, and 1.1 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off. All of these awards were excluded from the diluted net loss per share calculation as their effect was anti-dilutive.

(5)                                 Includes 4.4 million options, 0.5 million restricted stock units, and 1.2 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off. All of these awards were excluded from the diluted net loss per share calculation as their effect was anti-dilutive.

3. Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Royalties from a related party	$35,707	$13,890	$63,118	$24,020
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(6,912)	(6,912)
Royalty revenue	32,251	10,434	56,206	17,108
Strategic alliance - MABA program	221	221	442	443
Total net revenue from GSK	$32,472	$10,655	$56,648	$17,551

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

GSK Contingent Payments and Revenue

The potential future contingent payments receivable related to the MABA program of $363 million are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program. We are entitled to 15% of any milestone payments through our ownership interest in TRC.

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The classification of available-for-sale securities in the condensed consolidated balance sheets is as follows:

(In thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$110,228	$148,673
Short-term marketable securities	40,921	28,103
Total	$151,149	$176,776

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agencies	$19,970	$6	$19,976
U.S. commercial paper	52,535	—	52,535
Money market funds	78,638	—	78,638
Total	$151,143	$6	$151,149

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$14,406	$(1)	$14,405
U.S. corporate notes	2,702	(1)	2,701
U.S. commercial paper	10,997	—	10,997
Money market funds	148,673	—	148,673
Total	$176,778	$(2)	$176,776

As of June 30, 2016, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately four months. We have determined that the gross unrealized gains on our marketable securities as of June 30, 2016 were temporary in nature.

During the six months ended June 30, 2015, we sold all of the ordinary shares of Theravance Biopharma, which resulted in a gain on sale of $1.2 million, which is included in other income (expense), net in the condensed consolidated statement of operations.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of June 30, 2016 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$19,976	$—	$19,976
U.S. commercial paper	—	52,535	—	52,535
Money market funds	78,638	—	—	78,638
Total assets measured at estimated fair value	$78,638	$72,511	$—	$151,149
Liabilities
Convertible subordinated notes due 2023	$—	$197,825	$—	$197,825
Non-recourse notes due 2029	—	494,017	—	494,017
Total fair value of liabilities	$—	$691,842	$—	$691,842

	Estimated Fair Value Measurements as of December 31, 2015 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$14,405	$—	$14,405
U.S. corporate notes	—	2,701	—	2,701
U.S. commercial paper	—	10,997	—	10,997
Money market funds	148,673	—	—	148,673
Total assets measured at estimated fair value	$148,673	$28,103	$—	$176,776
Liabilities
Convertible subordinated notes due 2023	$—	$189,100	$—	$189,100
Non-recourse notes due 2029	—	470,970	—	470,970
Total fair value of liabilities	$—	$660,070	$—	$660,070

The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

The fair value of our convertible subordinated notes due 2023 and non-recourse notes due 2029 is based on recent trading prices of the instruments.

5. Capitalized Fees Paid to a Related Party

Capitalized fees paid to a related party, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

	June 30, 2016				December 31, 2015
Weighted
Average
Remaining
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	(Years)	Value	Amortization	Value	Value	Amortization	Value
Approval and launch related milestone payments under the LABA Collaboration	13.6	$220,000	$(32,544)	$187,456	$220,000	$(25,632)	$194,368

These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements.

Additional information regarding these milestone fees is included in Note 3, “Collaborative Arrangements.” Amortization expense for the three and six months ended June 30, 2016 and 2015 was $3.5 million and $6.9 million, respectively. As of June 30, 2016, the remaining estimated amortization expense is $6.9 million for 2016, $13.8 million for each of the years from 2017 to 2021, and an aggregate of $111.4 million thereafter.

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

Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment. In connection with the Spin-Off, our Compensation Committee approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the Spin-Off. The remaining 63,135 RSAs for which service-based vesting was not triggered at the time of the Spin-Off remain subject to new performance conditions (as well as the original service conditions). In addition, the RSAs for which both the performance and service-based conditions were not achieved prior to the Spin-Off were entitled to the pro rata dividend distribution made by Innoviva on June 2, 2014 of one ordinary share of Theravance Biopharma for every 3.5 shares of Innoviva common stock subject to their awards, which will also be subject to the same new performance and service conditions as the original RSAs to which they relate. As of June 30, 2016, we determined that the achievement of the requisite performance conditions was probable and, as a result, $1.2 million compensation cost was recognized for the remaining equity awards.

On January 14, 2016, the Compensation Committee approved and granted 282,394 RSAs and 46,294 RSUs to senior management. These awards include a market condition based on Relative Total Shareholder Return (“TSR”) and a service condition that requires continued employment, collectively the “Performance Measures”. The vesting percentages of these awards are calculated based on the two-year TSR with a catch-up provision opportunity measured on January 13, 2019 for RSAs and on September 30, 2018 for RSUs. Two-thirds of amounts earned at the end of year two will vest and be distributed on February 20, 2018, while the final one-third earned after two years as well as the catch up amount earned will vest and be distributed on February 20, 2019 for RSAs and November 20, 2018 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 328,688 shares granted upon the actual performance against the Performance Measures. The grant date fair value of these awards is determined using a Monte Carlo valuation model. The aggregate value of $2.0 million is recognized as compensation expense over the implied service period and will not be reversed if the market condition is not met.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Research and development	$172	$232	$347	$467
General and administrative	2,669	1,590	4,358	3,288
Total stock-based compensation	$2,841	$1,822	$4,705	$3,755

As of June 30, 2016, unrecognized compensation expense, net of expected forfeitures for awards expected to vest, including the market based awards was as follows: $1.2 million related to unvested stock options; $2.0 million related to unvested RSUs; and $11.3 million related to unvested RSAs.

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

7. Long-Term Debt

Our long-term debt consists of:

(In thousands)	June 30, 2016	December 31, 2015
Convertible Subordinated Notes due 2023	$245,109	$255,109
Non-Recourse Notes Payable due 2029	494,017	493,162
Total long-term debt	739,126	748,271
Unamortized debt issuance costs	(13,573)	(15,140)
Current portion of long-term debt	(3,266)	—
Net long-term debt	$722,287	$733,131

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

In connection with the payments of the cash dividends during the years ended December 31, 2015 and 2014, the adjusted conversion rate with respect to our 2023 Notes was further adjusted in total from 46.9087 shares of our common stock per $1,000 principal amount of the 2023 Notes to 50.5818 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represents an adjusted conversion price of approximately $19.77 per share. As a result of the conversion rate adjustment, the capped call strike price and cap price were also adjusted accordingly to $19.77 and $27.04.

In May 2016, we retired a portion of our 2023 Notes with a face value of $10.0 million and carrying value of $9.8 million by way of purchase in the open market. The 2023 Notes were purchased for a total settlement price of $8.1 million resulting in a gain of $1.7 million, which is included in other income (expense), net in the condensed consolidated statement of operations. As a result of the partial retirement of our 2023 Notes, we entered into a partial termination agreement of the capped call option transaction described above. The partial termination agreement of the capped call option transaction enabled us to receive $0.4 million from the counterparty, which was recorded as an increase in additional paid-in capital in our condensed consolidated balance sheet as of June 30, 2016.

Non-Recourse Notes Due 2029

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse fixed rate term notes due 2029 (the “2029 Notes”) issued by our wholly-owned subsidiary.

The 2029 Notes bear an annual interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014. The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. Prior to and including May 15, 2016, in the event that the specified portion of royalties received in a quarter was less than the interest accrued for the quarter, the principal amount of the 2029 Notes was increased by the interest shortfall amount for that period, and considered as payment in kind (“PIK”). Since issuance, $44.0 million of interest expense has been added to the principal balance of the 2029 Note, of which $0.2 million and $0.9 million was added during the three and six months ended June 30, 2016, respectively, and $6.4 million and $12.8 million was added during the three and six months ended June 30, 2015, respectively. Since the principal and interest payments on the 2029 Notes are based on royalties from product sales recorded by GSK, which will vary from quarter to quarter and are unknown to us, the 2029 Notes may be repaid prior to the final maturity date in 2029. The 2029 Notes can be prepaid subject to a prepayment premium of 2.5% until April 17, 2017, and without premium afterwards.

As of June 30, 2016, the principal balance of the 2029 Notes was $494.0 million, which will be partially paid down by $3.3 million in the next quarterly payment expected to be made in August 2016. This payment is based on our royalty revenues of $35.7 million for the three months ended June 30, 2016.

8. Shareholders’ Deficit

For the six months ended June 30, 2016, we repurchased 4,138,852 shares of our common stock in the open market at an average price of $10.71 per share for a total purchase price of $44.3 million, which were retired upon repurchase.

9. Commitments and Contingencies

Operating Lease and Lease Guarantee

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of June 30, 2016, the total remaining lease payments, which run through May 2020, were $24.7 million. The carrying value of this lease guarantee was $1.3 million as of June 30, 2016 and is reflected in other long-term liabilities in our consolidated balance sheet. Amortization on the lease guarantee for the three and six months ended June 30, 2016 was not material.

On June 10, 2016, we executed a lease for our new corporate headquarters in Brisbane, California. The term of the new lease is seven years, subject to our right to extend the lease. Minimum lease payments under the new lease are as follows as of June 30, 2016:

(In thousands)
Years Ending December 31:
Remainder of 2016	$112
2017	380
2018	392
2019	403
2020	416
Thereafter	1,070
Total	$2,773

In connection with entering into the New Lease, we terminated our Sublease by and between us and Theravance Biopharma, dated June 2, 2014 (the “Gateway Sublease”). The Gateway Sublease was set to expire on May 31, 2020.  On June 10, 2016, we executed a Sublease Termination Agreement with Theravance Biopharma to terminate the Gateway Sublease (the “Gateway Sublease Termination Agreement”).  No termination fee was payable to Theravance Biopharma as a result of this Gateway Sublease Termination Agreement.

10. Income Taxes

The effective tax rate for the three and six months ended June 30, 2016 was 0.15%, compared to 0.00% for the same periods in 2015. Should we generate taxable income in 2016, we expect that the taxable income will be substantially offset by the utilization of net operating losses or other deferred tax assets.  The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to a change in valuation allowance against net deferred tax assets.

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

OVERVIEW

Executive Summary

Innoviva, Inc. is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals, to maximize the commercial potential of its respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the “LABA” Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the “GSK Agreements”), we are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including the closed triple combination therapy for COPD (FF/UMEC/VI). In June 2014, we spun-off our research and development activities by distributing the outstanding shares of Theravance Biopharma on a pro-rata basis to our stockholders (the “Spin-Off”), which resulted in Theravance Biopharma becoming an independent, publicly traded company.

We have designed our company structure and organization to be tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of June 30, 2016, we had 13 employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Financial Highlights

•                  In the second quarter of 2016, net sales of RELVAR®/BREO® ELLIPTA® by GSK were $209.9 million, up 156% from $82.0 million in the second quarter of 2015, with $112.2 million net sales in the U.S. and $97.7 million from non-U.S. markets.

•                  In the second quarter of 2016, net sales of ANORO® ELLIPTA® by GSK were $65.0 million, up 174% from $23.7 million in the second quarter of 2015, with $44.1 million of sales generated in the U.S. and $20.9 million from non-U.S. markets.

•                  During the second quarter and up to July 27, 2016, we repurchased $21.4 million of stock. During the quarter, we also repurchased $10.0 million face value of our convertible subordinated notes due 2023 (“2023 Notes”) for net cash consideration of $7.7 million.

Capital Return Plan

Declaration and Payment of Cash Dividends

During the first three quarters of 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders resulting in aggregate cash dividends of $87.3 million paid to our stockholders in the year ended December 31, 2015. In connection with the payments of these cash dividends, the conversion rate with respect to our 2023 Notes was adjusted.

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

From December 1, 2015 to December 31, 2015, we purchased 100,000 shares of our common stock at an average purchase price of $9.95 per share for a total value of approximately $1.0 million in the open market.  From January 1, 2016 to June 30, 2016, we purchased 4,138,852  shares of our common stock at an average purchase price of $10.71 per share for a total value of approximately $44.3 million in the open market.

Repurchase of Notes Payable

In May 2016, we retired a portion of our 2023 Notes with a face value of $10.0 million and carrying value of $9.8 million by way of purchase in the open market. The 2023 Notes were purchased for a total settlement price of $8.1 million resulting in a gain of $1.7 million.

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

Agreements Entered into with GSK in Connection with the Spin-Off

On March 3, 2014, in contemplation of the Spin-Off, we, Theravance Biopharma and GSK entered into a series of agreements, including amendments to the GSK Agreements, clarifying how the companies would implement the Spin-Off and operate following the Spin-Off. Pursuant to a three-way master agreement, by and among us, Theravance Biopharma and GSK, we agreed to sell a certain number of Theravance Biopharma shares withheld from a taxable dividend of Theravance Biopharma shares to GSK. After such Theravance Biopharma shares were sent to the transfer agent, we agreed to purchase the Theravance Biopharma shares from the transfer agent, rather than have them sold on the open market, in order to satisfy tax withholdings. GSK had a right to purchase these shares of Theravance Biopharma from us, but this right expired unexercised. During the six months ended June 30, 2015, we sold all shares of Theravance Biopharma.

Purchases of Common Stock by GSK

Pursuant to its periodic “top-up” rights under our Amended and Restated Governance Agreement, dated as of June 4, 2004, as amended, among us, GSK and certain GSK affiliates, affiliates of GSK purchased an aggregate of 32.0 million shares of our common stock for an aggregate purchase price of $6.5 million until the expiration of the governance agreement in September 2015. As of July 31, 2016, GSK beneficially owned approximately 28.8% of our outstanding capital stock.

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

During the six months ended June 30, 2016, we adopted ASU 2015-03, Interest — Imputation of Interest, to simplify the presentation of debt issuance costs. There were no other significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Royalties from a related party	$35,707	$13,890	$21,817	157%	$63,118	$24,020	$39,098	163%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—	(6,912)	(6,912)	—	—
Royalty revenue	32,251	10,434	21,817	209%	56,206	17,108	39,098	229%
Strategic alliance - MABA program	221	221	—	—	442	443	(1)	—
Total net revenue from GSK	$32,472	$10,655	$21,817	205%	$56,648	$17,551	$39,097	223%

Total net revenue increased for the three and six months ended June 30, 2016 compared to the same periods a year ago primarily due to the growth in prescriptions and market shares quarter over quarter for both RELVAR®/BREO® ELLIPTA® and ANORO™ ELLIPTA™.

Research & Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Research and development expenses	$370	$638	$(268)	(42)%	$762	$1,350	$(588)	(44)%

Research and development expenses decreased for the three and six months ended June 30, 2016 compared to the same periods a year ago primarily due to reduced activities and lower stock-based compensation expense. Currently, our research and development expenses are primarily due to expenses related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
General and administrative expenses	$6,225	$4,909	$1,316	27%	$12,477	$10,348	$2,129	21%

General and administrative expenses increased for the three and six months ended June 30, 2016 compared to the same periods a year ago primarily due to higher employee costs related to the addition of headcount during the course of 2015 and the recognition of the stock-based compensation expense related to pre-Spin-Off legacy performance-contingent RSAs which are now deemed probable of vesting.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Other income (expense), net	$1,719	$(16)	$1,735	*	$1,687	$1,162	$525	45%
Interest income	157	85	72	85%	249	201	48	24%

*Not meaningful

Other income (expense), net increased for the three and six months ended June 30, 2016 compared to the same period in 2015 primarily related to a realized gain of $1.7 million from the repurchase of our 2023 Notes.

Interest income increased for the three and six months ended June 30, 2016 as compared to the same period a year ago primarily due to higher interest generated from our investments in marketable securities.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Interest expense	$13,156	$12,987)	$169	1%	$26,313	$25,693	$620	2%

Interest expense increased for the three and six months ended June 30, 2016 compared to the same periods a year ago primarily due an increase of $10.7 million to the outstanding principal balance on our non-recourse fixed rate term notes due 2029 (the “2029 Notes”) since June 30, 2015 in the form of payment in kind, of which $0.2 million was added during the quarter ended June 30, 2016. See “Liquidity” section below for further information.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. In 2015 and the six months ended June 30, 2016, we have also received royalty payments from GSK from sales of RELVAR®/ BREO® ELLIPTA®, which was launched in the fourth quarter of 2013, and from ANORO® ELLIPTA®, which was launched during 2014. As of June 30, 2016, we had $153.9 million in cash, cash equivalents, and marketable securities.

As discussed above, on October 28, 2015, we announced that our Board of Directors approved a $150 million share repurchase program to be in effect through December 31, 2016. As of June 30, 2016, we had repurchased an aggregate of $70.0 million of our common stock through the combination of a tender offer and open market purchases. There can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases.  During the quarter, we also repurchased $10.0 million face value of our 2023 Notes for net cash consideration of $7.7 million.

Our Board of Directors declared a $0.25 per share dividend for each of the first, second and third quarters of 2015 for all stockholders of record as of the close of business on specified dates resulting in a total of $87.3 million in cash dividends to our stockholders in the year ended December 31, 2015.

In April 2014, we entered into certain note purchase agreements relating to the 2029 Notes. The 2029 Notes are secured exclusively by a security interest in a segregated bank account established to receive 40% of the royalties from global net sales and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration Agreement with GSK. Prior to and including May 15, 2016, in the event that the specified portion of royalties received in a quarter was less than the interest accrued for the quarter, the principal amount of the 2029 Notes was increased by the interest shortfall amount for that period, and considered as payment in kind (“PIK”). We incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes. As of June 30, 2016, the principal balance of the 2029 Notes was $494.0 million, which will be partially paid down by $3.3 million with the next quarterly payment expected to be made in August 2016.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015	Change
Net cash provided by operating activities	$19,710	$558	$19,152
Net cash (used in) provided by investing activities	(12,805)	107,755	(120,560)
Net cash used in financing activities	(53,140)	(55,534)	2,394

Cash Flows from Operating Activities

Cash provided by or used in operating activities is primarily driven by net income (loss), excluding the effect of non-cash charges and net changes in our operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2016 of $19.7 million was primarily due to:

•                  $53.5 million provided by receipt of royalties from a related party and revenue from collaborative arrangements, after adjusting for a $9.6 million increase in receivables from collaborative arrangements

•                  $9.1 million used for operating expenses, after adjusting for $4.8 million of non-cash related items, consisting primarily of stock-based compensation expense; and

•                  $24.1 million used for interest payments on 2023 Notes and 2029 Notes.

Net cash provided by operating activities for the six months ended June 30, 2015 of $0.6 million was primarily due to:

•                  $20.6 million provided by receipt of royalties from a related party, after adjusting for a $3.4 million increase in receivables from collaborative arrangements;

•                  $6.4 million used for operating expenses, after adjusting for $5.3 million of non-cash related items, consisting primarily of stock-based compensation expense of $3.8 million and amortization of debt issuance costs of $1.5 million;

•                  $11.0 million used for interest payments on convertible subordinated notes, due 2023 and non-recourse notes, due 2029; and

•                  $1.7 million used to decrease accrued personnel-related expenses and other accrued liabilities due to the timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 of $12.8 million was primarily due to purchases of marketable securities of $59.9 million, partially offset by $47.1 million of proceeds received from sales and maturities of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2015 of $107.8 million was primarily due to $116.2 million of proceeds received from the sale of marketable securities and maturities of marketable securities, partially offset by $8.5 million in purchases of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 of $53.1 million was primarily due to $44.3 million paid for the repurchase of common stock. Additionally, $8.1 million was paid for the repurchase of our 2023 Notes and $0.4 million was received from the termination of the corresponding portion of the capped call arrangement, which resulted in net cash consideration of $7.7 million.

Net cash used in financing activities for the six months ended June 30, 2015 of $55.5 million was primarily due to $58.0 million of cash dividends paid to our stockholders and $2.1 million paid for repurchase of shares to satisfy tax withholding, offset by $4.6 million of net proceeds received from the issuance of our common stock.

Off-Balance Sheet Arrangements

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of June 30, 2016, the total remaining lease payments, which run through May 2020, were $24.7 million. The carrying value of this lease guarantee was $1.3 million as of June 30, 2016 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2016.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of June 30, 2016.

		Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
2023 Notes	$281,569	$5,209	$10,417	$10,417	$255,526
2029 Notes	494,017	*	*	*	*
Facility leases**	2,773	300	784	831	858
Total	$778,359	$5,509	$11,201	$11,248	$256,384

*                                         The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties due to us under the LABA Collaboration with GSK . Since the principal and interest payments on the 2029 Notes are based on royalties from product sales recorded by GSK, which can vary from quarter to quarter and are unknown to us, these amounts are not included in the above table on a period by period basis. See Note 7, “Long-Term Debt” of the accompanying consolidated financial statements for further information.

**                                  On June 10, 2016, we executed a lease for our new corporate headquarters in Brisbane, California. The term of the new lease is seven years, subject to our right to extend the lease. In connection with entering into the New Lease on June 10, 2016, we terminated our Sublease by and between us and Theravance Biopharma, dated June 2, 2014 (the “Gateway Sublease”). The Gateway Sublease was set to expire on May 31, 2020.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the six months ended June 30, 2016, there have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

Risks Related to our Business

For the foreseeable future we will derive all of our royalty revenues from GSK and our future success depends on GSK’s ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK.

Pursuant to the GSK Agreements, GSK is responsible for the development and commercialization of products in the partnered respiratory programs. Through June 30, 2016, sales of both BREO ® ELLIPTA ® and especially ANORO® ELLIPTA® by GSK have been significantly below our expectations which resulted in a decline in our stock price. Although we may receive milestone payments from GSK if certain development milestones are achieved in our MABA program, we believe that royalty revenues from BREO ® ELLIPTA ® and ANORO® ELLIPTA® will represent the majority of our future revenues from GSK. The amount and timing of revenue from such royalties and milestones is unknown and highly uncertain. Our future success depends upon the performance by GSK of its commercial obligations under the GSK Agreements and the commercial success of BREO® ELLIPTA® and ANORO® ELLIPTA®. We have no control over GSK’s marketing and sales efforts, and GSK might not be successful, which would harm our business and cause the price of our securities to fall.

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

•                  the unfavorable outcome of any potential litigation relating to our partnered products; or

•                  general economic conditions in the jurisdictions where our partnered products are sold, including microeconomic disruptions or slowdowns.

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

We are dependent on GSK for the successful commercialization and development of products under the GSK Agreements. If GSK does not devote sufficient resources to the commercialization or development of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, including the closed triple product for COPD, our business will be materially harmed.

GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Our royalty revenues under the GSK Agreements may not meet our, or investors’ expectations, due to a number of important factors. GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For instance, GSK has wide discretion in determining the efforts and resources that it will apply to the commercialization of our partnered products. The timing and amount of royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by GSK. In addition, GSK may determine to focus its commercialization efforts on its own products or the closed triple product for COPD following approval, if any. For example, in January 2015, GSK launched Incruse® (Umec) in the U.S., which is a LAMA for the treatment of COPD. GSK may determine to focus its marketing efforts on Incruse, which could have the effect of decreasing the potential market share of ANORO® ELLIPTA® and lowering the royalties we may receive for such product. Alternatively, GSK may decide to market Incruse® in combination with RELVAR®/BREO® ELLIPTA® as an open triple therapy in anticipation of future commercialization of the closed triple therapy for which we only receive limited amount of royalty revenues, and eventually compete directly against sales of RELVAR®/BREO® ELLIPTA®. GSK recently announced that it plans to make regulatory submissions for the approval of the closed triple combination therapy for COPD in the U.S. and EU by the end of 2016.  If GSK prioritizes the closed triple product for COPD following regulatory approval, if any, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the GSK Agreements.  In the event GSK does not devote sufficient resources to the commercialization of our partnered products or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

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

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application (“ANDA”) in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V. and Teva Pharmaceuticals Industries Ltd. have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expire in 2016.  Mylan N.V. has recently announced that its ANDA for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder has been accepted for filing by the FDA with a GDUFA goal date of March 28, 2017. Hikma Pharmaceuticals PLC (Hikma) also recently announced that their ANDA for fluticasone propionate and salmeterol inhalation powder has been accepted for filing by the FDA with a GDUFA goal date of May 10, 2017. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as the branded product and that the generic product is bioequivalent to the branded product, meaning it is absorbed in the body at the same rate and to the same extent. These generic equivalents, which must meet the same quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, on April 14, 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

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

In addition, GSK recently announced that it plans to make regulatory submissions for the approval of the closed triple combination therapy for COPD in the U.S. and EU by the end of 2016.  In the event the closed triple combination therapy for COPD is approved for sale, we would only be entitled to a 15% economic interest in the future payments made by GSK under the GSK Agreements with respect to this product.

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

Under our LABA Collaboration Agreement with GSK, we and GSK are exploring various paths to create triple therapy respiratory medications. The use of triple therapy is supported by the GOLD (“Global initiative for chronic Obstructive Lung Disease”) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two separate bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA ® dry powder inhaler, referred to as UMEC/VI/FF or the “closed triple.” Prior to the Spin-Off, we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of UMEC/VI/FF (as well as MABA and MABA/FF) if such products were successfully developed, approved and commercialized. In June 2016, we and GSK announced positive top-line results from the pivotal phase III FULFIL study of the investigational once-daily ‘closed’ triple combination therapy (FF/UMEC/VI) in patients with COPD.  GSK plans to make regulatory submissions for the approval of the closed triple combination therapy for COPD in the U.S. and EU by the end of 2016.  The commercial success of RELVAR®/BREO® ELLIPTA may be adversely effected if GSK or the respiratory markets view this closed triple combination or other combination therapies more beneficial.  Furthermore, if the closed triple (or MABA /FF) receives regulatory approval in either the U.S. or the EU, GSK’s diligent efforts obligations regarding commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. As a result of the transactions effected by the Spin-Off, however, we are now only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF) while Theravance Biopharma receives 85% of those same payments.

In the event that Theravance Biopharma defaults or breaches the agreements we entered into with them in connection with the Spin-Off, our business and results of operations may be materially harmed.

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of June 30, 2016, the total remaining lease payments, which run through May 2020, were $24.7 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

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

As of June 30, 2016, we had approximately $739.1 million in total long-term debt outstanding, comprised primarily of $245.1 million in principal that remains outstanding under our convertible subordinated notes, due 2023 (the “2023 Notes”) and $494.0 million in principal that remains outstanding under our non-recourse fixed rate term notes due 2029 (the “2029 Notes”) (the 2023 Notes and 2029 Notes hereinafter, the “Notes”). The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. Our 2029 Notes have rights to 40% of all royalty payments received from GSK related to RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, and VI monotherapy until the notes are paid in full.

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

As of June 30, 2016, we had only 13 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. GAAP presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in us incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

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

Prolonged economic uncertainties or downturns, as well as unstable market, credit and financial conditions, may exacerbate certain risks affecting our business and have serious adverse consequences on our business.

The global economic downturn and market instability has made the business climate more volatile and more costly.  For instance, the United Kingdom’s recent decision to exit the European Union (“Brexit”) has provided further uncertainty and potential volatility around European currencies. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a lingering economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.

Sales of our partnered products will be dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of negative trends in the general economy in the U.S. or other jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our or our partners’ product sales and revenue.

In addition, we rely on third parties for several important aspects of our business.  During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

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

Although GSK beneficially owns approximately 28.8% of our outstanding capital stock as of July 31, 2016, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Innoviva respiratory products or a partnered product for which we are entitled to receive a lower percentage of royalties, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of UMEC/VI/FF or a MABA/ICS in either the U.S. or the EU, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

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

As of July 31, 2016, GSK beneficially owned approximately 28.8% of our outstanding capital stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our capital stock owned by it terminated upon the expiration of the governance agreement on September 1, 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK’s significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

As of July 31, 2016, GSK beneficially owned approximately 28.8% of our outstanding capital stock. As a result of GSK’s significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

The price of our securities has been volatile and may continue to be so. Between January 1, 2016 and June 30, 2016, the high and low sales prices of our common stock as reported on The NASDAQ Global Select Market varied between $8.23 and $13.77 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

• any positive developments or results or perceived positive developments or results with respect to the development of UMEC/VI/FF with GSK, including, if GSK and the respiratory market in general view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®;

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

• relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 28.8% of our outstanding capital stock as of July 31, 2016 based on our review of publicly available filings); and

• potential sales or purchases of our capital stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders.

We have a corporate goal of returning capital to stockholders and have paid quarterly dividends during the third and fourth quarters of 2014 and during the first three quarters of 2015. On October 28, 2015, we announced the acceleration of our capital return plan with a $150 million share repurchase program approved by our Board of Directors, replacing our quarterly dividend. As of June 30, 2016, we had repurchased an aggregate of $70.0 million of our common stock under the repurchase program through a combination of a tender offer and open market purchases and $8.1 million of our 2023 Notes. Our announcement of our share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares of common stock.

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

As of July 31, 2016, GSK beneficially owned approximately 28.8% of our outstanding capital stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 1.7% of our outstanding capital stock. Based on our review of publicly available filings as of July 31, 2016, our three largest stockholders other than GSK collectively owned approximately 47.1% of our outstanding capital stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our capital stock owned by it.

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

The following table reflects the repurchases of our common stock under the share repurchase program during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	1,220	$12.01	1,220
May 1, 2016 to May 31, 2016	370,000	$11.55	370,000
June 1, 2016 to June 30, 2016	1,318,000	$11.14	1,318,000
				$80,033,008

In May 2016, we retired a portion of our 2023 Notes with a face value of $10.0 million and carrying value of $9.8 million by way of purchase in the open market. The 2023 Notes were purchased for a total settlement price of $8.1 million resulting in a gain of $1.7 million.  As a result of the said partial retirement of our 2023 Notes, we entered into a partial termination agreement of our capped-call option transaction described above. The partial termination agreement of the capped-call option transaction enabled us to receive $0.4 million from the counterparty.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Incorporated by Reference Filing Date/Period End Date
3.3	Amended and Restated Certificate of Incorporation	S-1	7/26/04

3.4	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3/31/07

3.6	Amended and Restated Bylaws (as amended by the board of directors January 15, 2016)	8-K	1/15/16

3.7	Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc.	8-K	1/8/2016

10.68	Office Lease Agreement by and between Innoviva, Inc. and 2000 Sierra Point Parkway LLC, dated June 10, 2016.

10.69	Sublease Termination Agreement by and between Innoviva, Inc. and Theravance Biopharma US, Inc., dated June 10, 2016.

10.70	Partial Termination Agreement by and between Innoviva, Inc. and Bank of America, N.A., dated May 16, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2016)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: August 4, 2016	/s/ Michael W. Aguiar
Michael W. Aguiar
Chief Executive Officer
(principal executive officer)

Date: August 4, 2016	/s/ Eric d’Esparbes
Eric d’Esparbes
Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)