Form 10-K
period 2016-12-31
Innoviva, Inc.
filed 2017-02-28
CIK 1080014

Use these links to rapidly review the document

Table of Contents1
Table of Contents2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Registrant's telephone number, including area code: (650) 238-9600

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant's Common Stock on The NASDAQ Global Select Market on June 30, 2016 was $832,058,929. This calculation does not reflect a determination that persons are affiliates for any other purpose.

         On February 24, 2017, there were 109,201,168 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

INNOVIVA, INC.
2016 Form 10-K Annual Report

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

        Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the company (including the company's growth strategy and corporate development initiatives beyond the existing respiratory portfolio); the timing, manner, amount and planned growth of anticipated potential capital returns to stockholders (including, without limitation, statements regarding the company's expectations of future purchases under its capital return programs and future cash dividends); the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; projections of revenue, expenses and other financial items and risks discussed below in "Risk Factors" in Item 1A of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

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

PART I

ITEM 1.    BUSINESS

Overview

        Innoviva, Inc. ("Innoviva", the "Company", the "Registrant" or "we" and other similar pronouns) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Innoviva's portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI") and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI"). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the "GSK Agreements"), we are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program, as monotherapy and in combination with other therapeutically active components under the LABA Collaboration Agreement, which has been assigned to TRC other than RELVAR®/BREO®ELLIPTA® and ANORO® ELLIPTA®. We do not manufacture or sell any of the products commercialized under the GSK Agreements, as it is the exclusive responsibility of GSK.

        Our headquarters are located at 2000 Sierra Point Parkway, Suite 500, Brisbane, CA 94005. Innoviva was incorporated in Delaware in November 1996 under the name, Advanced Medicine, Inc., and began operations in May 1997. The Company changed its name to Theravance, Inc. in April 2002. In June 2014, we spun-off our research and development activities by distributing the outstanding shares of Theravance Biopharma, Inc. ("Theravance Biopharma") on a pro-rata basis to our stockholders (the "Spin-Off"), which resulted in Theravance Biopharma becoming an independent, publicly traded company. Following a rebranding exercise, we changed our name to Innoviva, Inc. in January 2016.

Our Strategy

        Innoviva uniquely combines deep pharmaceutical industry expertise and strategic financial management with the goal of maximizing the commercial potential and royalties we receive from our partnered pharmaceutical products. By channeling our significant expertise in the key field of pharmaceutical medicines including product development, commercialization, and financial strategy, Innoviva seeks to become a partner in the delivery of compelling new medicines that impact public health. We plan to leverage our unique industry knowledge and capabilities to identify medicines that have the potential to improve the lives of patients. This patient-centric approach is central to how Innoviva operates and collaborates with a partner to advance the availability of crucial medicines and treatments. Our corporate strategy is focused on stockholder returns by:

  1.
  Maximizing the potential value of our respiratory assets partnered with GSK;

  2.
  Providing capital returns to our investors through repurchases of equity and/or repurchases, redemptions or prepayments of debt;

  3.
  Optimizing our overall corporate cost of capital; and

  4.
  Building a long-term recurring revenue business.

Our Relationship with GSK

LABA Collaboration

        In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily products for the treatment of chronic obstructive pulmonary disease ("COPD") and asthma. The collaboration has developed two combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF) and (2) ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist ("LAMA"), umeclidinium bromide (UMEC), with a LABA. Under the LABA Collaboration Agreement, GSK and Innoviva are exploring various paths to create triple therapy medications. GSK is now responsible for all direct research and development activities associated with the collaboration.

        As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, we paid milestone fees to GSK totaling $220.0 million during the year ended December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing participation as part of the collaboration, including joint steering and joint project committees that are expected to continue over the life of the agreement. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the products.

        We are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%.

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

Common Stock owned by GSK

        As of February 24, 2017, GSK beneficially owned approximately 29.3% of our outstanding common stock.

Recent Highlights

  •
  GSK Net Sales

  •
  Fourth quarter 2016 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $273.0 million, up 76% from $154.7 million in the fourth quarter of 2015, with $157.7 million net sales in from the U.S. market and $115.3 million from non-U.S. markets.

  •
  Fourth quarter 2016 net sales of ANORO® ELLIPTA® by GSK doubled to $90.7 million, from $45.4 million in the fourth quarter of 2015, with $63.3 million of sales from the U.S. market and $27.4 million from non-U.S. markets.

  •
  Capital Returns

  •
  During the fourth quarter 2016, we repurchased $4.1 million of our convertible subordinated notes due 2023, for a net cash of $3.3 million.

  •
  During the fourth quarter 2016, we repurchased $12.5 million of our common stock. Through December 31, 2016, we repurchased $103.7 million in stock since December 2015 at an average price of $10.50 per share.

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

        As of December 31, 2016, we owned 33 issued United States patents and 97 granted foreign patents, as well as additional pending United States patent applications and foreign patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds.

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

Competition

        We anticipate that RELVAR®/BREO® ELLIPTA® (FF/VI) and ANORO® ELLIPTA® (UMEC/VI), will compete with a number of approved bronchodilator drugs and drug candidates under development that are designed to treat asthma and COPD. These include but are not limited to:

  •
  Advair®/Seretide™ Diskus®/HFA® (salmeterol and fluticasone proprionate as a combination) marketed by GSK,

  •
  Symbicort® (formoterol and budesonide as a combination) marketed by AstraZeneca,

  •
  AirDuo Respiclick® (salmeterol and fluticasone proprionate), a non-substitutable generic version of Advair, marketed by TEVA, was approved by U.S. FDA in January 2017 and is expected to be launched later in 2017,

  •
  Spiriva® Handihaler® and Spiriva Respimat® (tiotropium) marketed by Boehringer Ingelheim,

  •
  Dulera® (formoterol and mometasone as a combination) marketed by Merck,

  •
  Tudorza® Pressair® (aclidinium) marketed by AstraZeneca and Seebri® Breezehaler® (glycopyrronium) marketed by Novartis were also launched in the year ended December 31, 2012 (Seebri, ex-U.S.), and was licensed to Sunovion for the U.S.market in December 2016, but has yet to be launched as of January 2017,

  •
  Incruse® Ellipta® (umeclidinium) and Arnuity® Ellipta® (fluticasone furoate), launched in January 2015 by GSK in the U.S. (we are not entitled to any royalties from either product),

  •
  UMEC/VI/FF being developed by GSK,

  •
  Foradil® Aerolizer®/Oxis® Turbuhaler® (formoterol) marketed by a number of companies,

  •
  Striverdi® Respimat® (olodaterol) marketed by Boehringer Ingelheim,

  •
  Onbrez® Breezehaler® (E.U.)/Arcapta® Neohaler® (U.S.) (indacaterol) marketed by Novartis,

  •
  Ultibro® Breezehaler® (E.U.)/Utibron® Neohaler® (U.S.), (indacaterol combined with the LAMA glycopyrronium bromide) developed by Novartis and approved and launched in Europe and Japan in the year ended December 31, 2013 as a once-daily treatment for COPD. In the U.S., the product was approved in October 2015 at a lower strength and as a twice-daily COPD treatment, and was licensed to Sunovion in December 2016, but has yet to be launched as of January 2017,

  •
  Stiolto (U.S.)/Spiolto (E.U.) Respimat® approved in mid-2015, consists of the LAMA tiotropium combined with the LABA olodaterol, marketed by Boehringer Ingelheim for the treatment of COPD,

  •
  Bevespi Aerosphere® (consisting of the LAMA glycopyrronium bromide and the LABA formoterol fumarate), developed by Pearl Therapeutics and licensed to AstraZeneca was launched in January 2017,

  •
  Duaklir® Genuair® (consisting of the LAMA aclidinium bromide and LABA formoterol fumarate), developed by AstraZeneca and approved in November 2014 in the EU as a maintenance bronchodilator treatment for COPD, and

  •
  Indacaterol in combination with an ICS (mometasone), being developed by Novartis for markets outside the U.S.

        In addition, several firms are developing new formulations of Advair/Seretide (salmeterol /fluticasone proprionate) and Symbicort (formoterol fumerate/budesonide) which may be marketed as generics or branded generics relative to the existing products from GSK and AstraZeneca, respectively. All of these efforts represent potential competition for any of our partnered products. Efforts have intensified following the publication of FDA draft guidance for the approval of fully substitutable versions of Advair and Symbicort in late 2013 and mid-2015 respectively. Current examples of these products include the marketed products Duoresp/Biresp from Teva (generic Symbicort), AirFluSal Forspiro by Sandoz, Rolenium by Elpen and Sirdupla by Mylan (all generic Advair) which are all available in a wide number of countries in the E.U. In the US, several competitors are attempting to gain market authorization for a generic version of Advair in the next one to two years. Chief among these are Mylan and Sandoz (Mylan reported filing of an ANDA with USFDA for their product in December 2015), Vectura and Roxane who own the U.S. rights to AirFluSal, and Teva who is developing both a fully substitutable and non-substitutable generic Advair that are expected to be filed in the next one to two years.

Employees

        As of December 31, 2016, we had 14 employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Executive Officers of the Registrant

        The following table sets forth the name, age, and position of each of our executive officers as of February 24, 2017:

Name	Age	Positions Held
Michael W. Aguiar(1)	50	President, Chief Executive Officer and Director
Eric d'Esparbes	49	Senior Vice President and Chief Financial Officer
Michael Faerm	50	Senior Vice President and Chief Business Officer
George B. Abercrombie, RPh, MBA	62	Senior Vice President, Chief Commercial Officer
Theodore J. Witek, Jr., Dr.P.H.	59	Senior Vice President, Chief Scientific Officer

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

        Theodore J. Witek, Jr., Dr.P.H.joined Innoviva, Inc. in July 2014. Prior to joining Innoviva, Dr. Witek served as President and Chief Executive Officer of Boehringer Ingelheim in Canada and in Portugal. Joining Boehringer in 1992, Dr. Witek held a number of positions of increasing responsibility, including leading the global clinical development and launch of several respiratory products, most notably Spiriva®. He also led the Respiratory and Immunology clinical research groups in the US in 2001, he moved to Germany to lead the operating team for Spiriva® and also served as the Boehringer Co-chair of the Joint Operating Committee with Pfizer in their global alliance. During his tenure in Canada, Dr. Witek served on the board of directors at Rx&D, Canada's National Association for Research-Based Pharmaceutical Companies, chairing its Heath Technology Assessment and Public Affairs Committees. He also served over ten years on the Drug/Device Discovery and Development Committee of the American Thoracic Society, serving as Chairman from 2010 to 2012. He is currently appointed to the Ontario Heath Innovation Council, serves as a director and Chairman of the board of directors of Ehave, Inc. and is on the board of directors of Helix BioPharma Corporation. Dr. Witek holds a DrPH degree from Columbia University, an MPH from Yale University, and an MBA from Henley Management College.

Code of Business Conduct

        The Company has adopted the Innoviva, Inc. Code of Business Conduct that applies to all directors, officers and employees. The Code of Business Conduct, as amended and restated on April 24, 2015, is available on the corporate governance section of our website at www.inva.com. If the Company makes any substantive amendments to the Code of Business Conduct or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver as required by applicable law.

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

        Pursuant to the GSK Agreements, GSK is responsible for the development and commercialization of products in the partnered respiratory programs. Although we may receive milestone payments from GSK if certain development milestones are achieved in our MABA program, we believe that royalty revenues from RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® will represent the majority of our future revenues from GSK. The amount and timing of revenue from such royalties and milestones are unknown and highly uncertain. Our future success depends upon the performance by GSK of its commercial obligations under the GSK Agreements and the commercial success of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. We have no control over GSK's marketing and sales efforts, and GSK might not be successful, which would harm our business and cause the price of our securities to fall.

        The amount of royalties and milestone payments, if any, we receive will depend on many factors, including the following:

  •
  the extent and effectiveness of the sales and marketing and distribution support GSK provides to our partnered products;

  •
  market acceptance and demand for our partnered products;

  •
  changes in the treatment paradigm or standard of care for COPD or asthma, for instance through changes to the GOLD (Global Initiative for Chronic Obstructive Lung Disease) guidelines;

  •
  the competitive landscape of generic and branded products and developing therapies that compete with our partnered products, including the closed triple combination for COPD or products owned by GSK (such as Advair®) but which are not partnered with us and pricing pressure in the respiratory markets targeted by our partnered products;

  •
  the size of the market for our partnered products;

  •
  decisions as to the timing of product launches, pricing and discounts;

  •
  GSK reprioritizing its commercial efforts on other products, including the closed triple combination for COPD or products owned by GSK (such as Advair®) but which are not partnered with us;

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

If the FDA or other applicable regulatory authorities approve generic products, including but not limited to generic forms of Advair®, that compete with RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, or generic form of RELVAR®/BREO® ELLIPTA®, the royalties payable to us pursuant to the LABA Collaboration Agreement will be less than anticipated, which in turn would harm our business and the price of our securities could fall.

        Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a "listed drug" that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application ("ANDA") in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V., Novartis' Sandoz division and Teva Pharmaceuticals Industries Ltd. have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. Mylan N.V. has recently announced that its ANDA for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder has been accepted for filing by the FDA with a GDUFA goal date of March 28, 2017. Hikma Pharmaceuticals PLC (Hikma) also recently announced that their ANDA for fluticasone propionate and salmeterol inhalation powder has been accepted for filing by the FDA with a GDUFA goal date of May 10, 2017. In addition, Teva Pharmaceutical Industries Ltd., (NYSE and TASE:

TEVA) announced recently that the FDA approved two of their products for adolescent and adult patients with asthma, AirDuo™ RespiClick® (fluticasone propionate and salmeterol inhalation powder) and ArmonAirTM RespiClick® (fluticasone propionate inhalation powder), which are non-AB generic versions of Advair®. In general, these manufactures are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per FDA's September 2013 Draft Guidance document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, on April 14, 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

Reduced prices and reimbursement rates due to the actions of governments, payors, or competition or other healthcare cost containment initiatives such as restrictions on use, may negatively impact royalties generated under the GSK Agreements.

        The continuing efforts of governments, pharmaceutical benefit management organizations (PBMs), insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care has adversely affected the price, market access, and total revenues of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® and may continue to adversely affect them in the future. In addition, we have experienced and expect to continue to experience increased competitive activity which has resulted in lower overall prices for our products.

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, "PPACA") and other legislative or regulatory requirements or potential legislative or regulatory actions regarding healthcare and insurance matters, along with the trend toward managed healthcare in the U.S., could adversely influence the purchase of healthcare products and reduce demand and prices for our partnered products. This could harm GSK's ability to market our partnered products and significantly reduce future revenues. For example, when GSK launched BREO® ELLIPTA® for the treatment of COPD in the U.S. in October 2013, GSK experienced significant challenges gaining coverage at some of the largest PBMs, healthcare payors, and providers and lower overall prices than expected. Recent actions by U.S. PBMs in particular have increased discount levels for respiratory products resulting in lower net sales pricing realized for products in our collaboration. Further, if the ongoing Phase 3b studies with FF/VI do not show improved outcomes relative to the standard of care, obtaining payor coverage for RELVAR®/BREO® ELLIPTA® could become more difficult in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures will continue and may increase. This may make it difficult for GSK to sell our partnered products at a price acceptable to us or GSK or to generate revenues in line with our analysts' or investors' expectations, which may cause the price of our securities to fall.

        More recently, the new presidential administration and the U.S. Congress have indicated that they may seek to replace PPACA and related legislation with new healthcare legislation. There is uncertainty with respect to the impact these potential changes may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by PPACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

        We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, and may adversely affect our operating results.

All of our current revenues are from royalties derived from sales of our respiratory products partnered with GSK, RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. If the treatment paradigm for the indications our partnered products are approved for change or if GSK is unable to, or does not devote sufficient resources to, maintain or continue increasing sales of these products, our results of operations will be adversely affected.

        We currently depend on royalties from sales of our products partnered with GSK to support our existing operations. Were the treatment paradigm for COPD or asthma to change, for instance through changes to the GOLD (Global Initiative for Chronic Obstructive Lung Disease) guidelines, causing our partnered products to fall out of favor, or if GSK was unable, or did not devote sufficient resources, to maintain or continue increasing our partnered product sales, our results of operations would likely suffer and we may need to scale back our operations and capital return programs.

If the commercialization of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA® in the countries in which they have received regulatory approval encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investors, analysts or our expectations, our business will be harmed, and the price of our securities could fall.

        Under our agreements with our collaborative partner GSK, GSK has full responsibility for commercialization of RELVAR®/ BREO® ELLIPTA® and ANORO® ELLIPTA®. GSK has launched RELVAR®/ BREO® ELLIPTA® in a number of countries including the United States (U.S.), Canada, Japan, the United Kingdom, and Germany among others. The commercialization of both products in countries where they are already launched and the commercialization launch in new countries are still subject to fluctuating overall pricing levels and uncertain timeframes to obtain payor coverage. Any delays or adverse developments or perceived additional delays or adverse developments with respect to the commercialization of RELVAR®/ BREO® ELLIPTA® and ANORO® ELLIPTA® including if sales or payor coverage do not meet investors, analysts or our expectations, will significantly harm our business and the price of our securities could fall.

We are dependent on GSK for the successful commercialization and development of products under the GSK Agreements. If GSK does not devote sufficient resources to the commercialization or development of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, including the closed triple product for COPD, our business will be materially harmed.

        GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Our royalty revenues under the GSK Agreements may not meet our, analysts', or investors' expectations, due to a number of important factors. GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For instance, GSK has wide discretion in determining the efforts and resources that it will apply to the commercialization of our partnered products. The timing and amount of royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by GSK. In addition, GSK may determine to focus its commercialization efforts on its own products or the closed triple product for COPD following approval, if any. For example, in January 2015, GSK launched Incruse® (Umec) in the U.S., which is a LAMA for the treatment of COPD. GSK may determine to focus its marketing efforts on Incruse, which could have the effect of decreasing the potential market share of ANORO® ELLIPTA® and lowering the royalties we may receive for such product. Alternatively, GSK may decide to market Incruse® in combination with RELVAR®/BREO® ELLIPTA® as an open triple therapy in anticipation of future commercialization of the closed triple therapy for which we only receive limited amount of royalty revenues, and eventually compete directly against sales of RELVAR®/BREO® ELLIPTA®. For example, GSK filed for regulatory approval of the closed triple combination therapy for COPD in the U.S. in November 2016 and in the EU in December 2016. If the closed triple (or MABA /FF) receives regulatory approval in either the U.S. or the EU, GSK's diligent efforts obligations regarding commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. If GSK prioritizes the closed triple product for COPD following regulatory approval, if any, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the GSK Agreements with respect to this product. In the event GSK does not devote sufficient resources to the commercialization of our partnered products or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

If the results of the Salford Lung Study in asthma are negative or do not meet market expectations, or if the data generated from the Salford study indicate safety concerns, sales of RELVAR®/BREO® ELLIPTA® could be diminished and our ability to generate royalties from such sales could be negatively affected, and the price of our securities could fall.

        GSK is conducting the Salford Lung Study to explore the effectiveness of RELVAR®/BREO® ELLIPTA® compared to other asthma treatments when used in a broad group of people living and managing their asthma on a day-to-day basis. The Salford Lung Study is a Phase 3 multicenter, randomized open-label study of approximately 2,800 people being treated in primary care who have been diagnosed and receive regular treatment for asthma in Salford and the surrounding area. The primary endpoint is the proportion of patients whose asthma is under control after 24 weeks receiving RELVAR®/BREO® ELLIPTA® compared to usual maintenance therapy (where asthma control is defined by an ACT score of ≥ 20). GSK expects to report results for the Salford Lung Study in asthma in 2017.

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

  •
  GSK's ability to obtain regulatory approval for RELVAR®/BREO® ELLIPTA® in additional jurisdictions;

  •
  the unfavorable outcome or other negative effects of any potential litigation relating to RELVAR®/BREO® ELLIPTA®;

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

        Although RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® are approved and marketed in a number of countries, it is possible that adverse changes to the regulatory status of these products could occur in the event new safety issues are identified, treatment guidelines are changed, or new studies fail to demonstrate product benefits. A number of notable pharmaceutical products have experienced adverse developments during commercialization that have resulted in the product being withdrawn, approved uses being limited, or new warnings being included. In the event that any adverse regulatory change was to occur to any of our products, our business will be harmed and the price of our securities could fall.

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

        Although the FDA, the European Medicines Agency, the Japanese Ministry of Health, Labour and Welfare and Health Canada and other jurisdictions have approved ANORO® ELLIPTA®, it has not yet been approved in all jurisdictions.

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

  •
  regulatory authorities determining that the Phase 3 programs in asthma or in COPD raise safety concerns or do not demonstrate adequate efficacy; or

  •
  any change in FDA (or comparable foreign regulatory agency) policy or guidance regarding the use of LABAs to treat asthma or the use of LABAs combined with a LAMA to treat COPD.

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

        Many of the pharmaceutical companies competing in respiratory markets are international in scope with substantial financial, technical and personnel resources that permit them to discover, develop, obtain regulatory approval and commercialize new products in a highly efficient and low cost manner at competitive prices to consumers. In addition, many of these competitors have substantial commercial infrastructure that facilitates commercializing their products in a highly efficient and low cost manner at competitive prices to consumers. The market for products developed for treatment of COPD and asthma continues to experience significant innovation and reduced cost in bringing products to market over time. There can be no assurance that RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® will not be replaced by new products that are deemed more effective at lower cost to consumers. The ability of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® to succeed and achieve the anticipated level of sales depends on the commercial and development performance of GSK to achieve and maintain a competitive advantage over other products with the same intended use in the targeted markets.

        In addition, GSK made regulatory submissions for the approval of the closed triple combination therapy for COPD in the U.S. and EU at the end of 2016. If the closed triple combination (or MABA /FF) receives regulatory approval in either the U.S. or the EU, GSK's diligent efforts obligations regarding commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. If GSK prioritizes the closed triple product for COPD following regulatory approval, if any, we would only be entitled to a 15% economic interest in the future payments made by GSK under the GSK Agreements with respect to this product.

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

        Under our LABA Collaboration Agreement with GSK, we and GSK are exploring various paths to create triple therapy respiratory medications. The use of triple therapy is supported by the GOLD ("Global initiative for chronic Obstructive Lung Disease") guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two separate bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA® dry powder inhaler, referred to as UMEC/VI/FF or the "closed triple." Prior to the Spin-Off, we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of UMEC/VI/FF (as well as MABA and MABA/FF) if such products were successfully developed, approved and commercialized. In June 2016, we and GSK announced positive top-line results from the pivotal phase III FULFIL of the investigational once-daily 'closed' triple combination therapy (FF/UMEC/VI) in patients with COPD. GSK made regulatory submissions for the approval of the closed triple combination therapy for COPD in the U.S. and EU at the end of 2016. The commercial success of RELVAR®/BREO® ELLIPTA® may be adversely effected if GSK or the respiratory markets view this closed triple combination or other combination therapies more beneficial. Furthermore, if the closed triple (or MABA /FF) receives regulatory approval in either the U.S. or the EU, GSK's diligent efforts obligations regarding commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. As a result of the transactions effected by the Spin-Off, however, we are now only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF) while Theravance Biopharma receives 85% of those same payments.

In the event that Theravance Biopharma defaults or breaches the agreements we entered into with them in connection with the Spin-Off, our business and results of operations may be materially harmed.

        Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2016, the total remaining lease payments, which run through May 2020, were $21.7 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

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

        We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. As a part of the overall Spin-Off transaction, the transfer of certain assets by us to Theravance Biopharma and our distribution of Theravance Biopharma ordinary shares resulted in taxable transfers pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma will generally equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although we will not recognize any gain with respect to the cash we transferred to Theravance Biopharma, we may recognize substantial gain based on the fair market value of the other assets (other than cash) transferred to Theravance Biopharma. The determination of the fair market value of these assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service ("IRS"), which could result in an increase in the amount of gain realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an "ownership change") as determined under the Internal Revenue Code of 1986 (the "Code"). We have conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2015, and concluded that we had undergone two ownership changes in prior years. We have approximately $1.1 billion of net operating loss carryforward as of December 31, 2016. There may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

        In the future, we may choose to acquire interests in or rights to one or more additional royalty generating products. However, we may be unable to license or acquire rights to suitable royalty generating products for a number of reasons. In particular, the licensing and acquisition of pharmaceutical product rights is a competitive area. Several more established companies are also pursuing strategies to license or acquire rights to royalty generating products. These established companies may have a competitive advantage over us. Other factors that may prevent us from licensing or otherwise acquiring rights to suitable royalty generating products include the following:

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

        We are engaged in a continual review of opportunities to acquire income generating assets, whether royalty-based or otherwise, or to acquire companies that hold royalty or other income generating assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions or other processes for the acquisition of income generating assets. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other financial investors and enterprises whose cost of capital may be lower than ours. Competition for future asset acquisition opportunities in our markets is competitive and we may be forced to increase the price we pay for such assets or face reduced potential acquisition opportunities. The success of any future income generating asset acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of payments, which is highly complex and uncertain. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

We have a significant amount of debt including Convertible Subordinated Notes and Non-Recourse Notes that are senior in capital structure and cash flow, respectively, to our common stockholders. Satisfying the obligations relating to our debt could adversely affect the amount or timing of distributions to our stockholders.

        As of December 31, 2016, we had approximately $728.2 million in total debt outstanding, comprised primarily of $241.0 million in principal that remains outstanding under our convertible subordinated notes, due 2023 (the "2023 Notes") and $487.2 million in principal that remains outstanding under our non-recourse fixed rate term notes due 2029 (the "2029 Notes") (the 2023 Notes and 2029 Notes hereinafter, the "Notes"). The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. Our 2029 Notes have rights to 40% of all royalty payments received from GSK related to RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® until the notes are paid in full.

        Satisfying the obligations of this debt could adversely affect the amount or timing of any distributions to our stockholders. We may choose to satisfy repurchase, or refinance this debt through public or private equity or debt financings if we deem such financings available on favorable terms. If any or all of the 2023 Notes are not converted into shares of our common stock before the maturity date, we will have to pay the holders the full aggregate principal amount of the Notes then outstanding. If the 2029 Notes are not refinanced or paid in full, then they will receive 40% of all future economics associated with RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® until the notes are paid in full. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these obligations, it may result in a default under the indenture, which could result in a default under certain of our other debt instruments, if any. Any such default would harm our business and the price of our securities could fall.

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

        As of December 31, 2016, we had only 14 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

        The global economic downturn and market instability has made the business climate more volatile and more costly. For instance, the United Kingdom's recent decision to exit the European Union ("Brexit") has provided further uncertainty and potential volatility around European currencies. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a lingering economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.

        Sales of our partnered products will be dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of negative trends in the general economy in the U.S. or other jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our or our partners' product sales and revenue.

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

        All of our current and projected revenues are derived from products under the GSK Agreements. Any action or inaction by either GSK or us that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between the parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for our partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In addition, while we obtained GSK's consent to the Spin-Off as structured, GSK could decide to challenge various aspects of our post-Spin-Off operation of TRC, the limited liability company jointly owned by us and Theravance Biopharma as violating or allowing it to terminate the GSK Agreements. Although we believe our operation of TRC fully complies with the GSK Agreements and applicable law, there can be no assurance that we would prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any market or investor uncertainty about the respiratory programs partnered with GSK or the enforceability of the GSK Agreements could result in significant reduction in the market price of our securities and other material harm to our business.

Because GSK is a strategic partner as well as a significant stockholder, it may take actions that in certain cases are materially harmful to both our business or to our other stockholders.

        Although GSK beneficially owns approximately 29.3% of our outstanding common stock as of February 24, 2017, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Innoviva respiratory products or a partnered product for which we are entitled to receive a lower percentage of royalties, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK's approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and

GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of the closed triple combination or a MABA/ICS in either the U.S. or the EU, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

        As of February 24, 2017, GSK beneficially owned approximately 29.3% of our outstanding common stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our common stock owned by it terminated upon the expiration of the governance agreement in September 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK's significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

        As of February 24, 2017, GSK beneficially owned approximately 29.3% of our outstanding common stock. As a result of GSK's significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

        The price of our securities has been volatile and may continue to be so. Between January 1, 2016 and December 31, 2016, the high and low sales prices of our common stock as reported on The NASDAQ Global Select Market varied between $13.77 and $8.23 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies' operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

  •
  any adverse developments or perceived adverse developments in the field of LABAs, including any change in FDA (or comparable foreign regulatory authority) policy or guidance (such as the pronouncement in February 2010 warning that LABAs should not be used alone in the treatment of asthma and related labeling requirements, the impact of the March 2010 FDA Advisory Committee discussing LABA clinical trial design to evaluate serious asthma outcomes or the FDA's April 2011 announcement that manufacturers of currently marketed LABAs conduct additional clinical studies comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone);

  •
  GSK reprioritizing its commercial efforts on other products, including the closed triple combination for COPD or products owned by GSK (such as Advair®) but which are not partnered with us;

  •
  the occurrence of a fundamental change triggering a put right of the holders of the Notes or our inability, or perceived inability, to satisfy the obligations under the Notes when they become due;

  •
  our incurrence of expenses in any particular quarter that are different than market expectations;

  •
  changes in the treatment paradigm or standards of care for COPD or asthma;

  •
  the extent to which GSK advances (or does not advance) FF/VI, UMEC/VI, UMEC/VI/FF, VI monotherapy and the MABA program through development into commercialization in all indications in all major markets;

  •
  any adverse developments or perceived adverse developments with respect to our relationship with GSK, including, without limitation, disagreements that may arise between us and GSK;

  •
  announcements by or regarding GSK generally;

  •
  announcements of patent issuances or denials, technological innovations or new commercial products by GSK;

  •
  publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by GSK;

  •
  regulatory developments in the U.S. and foreign countries, including the possibility that the new presidential administration and the U.S. Congress may replace PPACA and related legislation with new healthcare legislation;

  •
  economic and other external factors beyond our control;

  •
  sales of stock by us or by our stockholders, including sales by certain of our employees and directors whether or not pursuant to selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934;

  •
  relative illiquidity in the public market for our common stock (our four largest stockholders other than GSK collectively owned approximately 47.0% of our outstanding common stock as of February 24, 2017 based on our review of publicly available filings); and,

  •
  potential sales or purchases of our common stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders

        We have a corporate goal of returning capital to stockholders and paid quarterly dividends during the third and fourth quarters of 2014 and during the first three quarters of 2015. In October 2015, we announced the acceleration of our capital return plan with an up to $150 million share repurchase program approved by our Board of Directors effective through December 31, 2016, which replaced our quarterly dividends. As of December 31, 2016, we had repurchased an aggregate of $103.7 million under the share repurchase program through a combination of a tender offer and open market purchases and $11.6 million of our 2023 Notes. In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. The 2017 Capital Return Plan is expected to be funded using our working capital. Our announcement of this or future capital return programs does not obligate us to repurchase any specific dollar amount of debt or equity or number of shares of common stock.

        The payment of, or continuation of, capital returns to stockholders is at the discretion of our Board of Directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of capital returns, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our board of directors. Future capital returns may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and our working capital and debt maintenance requirements; legal risks; stock or debt repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our capital return programs may change from time to time, and we cannot provide assurance that we will continue to provide any particular amounts. A reduction, suspension or change in our capital return programs could have a negative effect on our stock price.

Concentration of ownership will limit your ability to influence corporate matters.

        As of February 24, 2017, GSK beneficially owned approximately 29.3% of our outstanding common stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 2.3% of our outstanding common stock. Based on our review of publicly available filings as of February 24, 2017, our four largest stockholders other than GSK collectively owned approximately 47.0% of our outstanding common stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters consist of a lease of 8,427 square feet of office space in Brisbane, California, which expires in June 2023. Management believes that this facility is currently suitable and adequate to meet the company's anticipated near-term needs. We do not own or lease any other properties.

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

	Market Price
			Dividends Declared
Calendar Quarter	High	Low
2016
Fourth Quarter	$11.20	$9.37	$—
Third Quarter	13.04	10.84	—
Second Quarter	13.77	9.91	—
First Quarter	12.85	8.23	—

Total			$—

2015
Fourth Quarter	$10.87	$7.57	$—
Third Quarter	17.42	6.78	0.25
Second Quarter	19.89	15.18	0.25
First Quarter	20.20	10.68	0.25

Total			$0.75

Holders

        As of February 24, 2017, there were 106 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

        On October 28, 2015, we announced the acceleration of our capital return plan with an up to $150 million share repurchase program effective through the end of 2016 approved by our Board of Directors (the "2016 Share Repurchase Program"). In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. The 2017 Capital Return Plan is expected to be funded using our working capital. We are not obligated to repurchase any specific dollar amount of debt or equity or number of shares of common stock under the 2017 Capital Return Plan. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, general financial, economic and market conditions, prevailing market prices for shares of our common stock, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. Our 2017 Capital Return Plan may be suspended or discontinued at any time.

        Share repurchase activity related to the 2016 Share Repurchase Program during the fiscal quarter ended December 31, 2016 were as follows:

(In thousands, except per share data) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased asPart of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	958,560	$9.79	958,560
November 1, 2016 to November 30, 2016	309,878	$10.14	309,878
December 1, 2016 to December 31, 2016	—	$—	—
				$—

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2011 and ending on December 31, 2016, with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the NASDAQ S&P Small Cap 600 Pharma Index and (iii) the NASDAQ Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 31, 2011 in each of (1) our common stock, (2) the NASDAQ Composite Index, (3) the NASDAQ S&P Small Cap 600 Pharma Index and (4) the NASDAQ Biotechnology Index, and assumes the reinvestment of dividends.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

        Among Innoviva, Inc., the NASDAQ Composite Index, the S&P Small Cap 600 Pharma Index,
and the NASDAQ Biotechnology Index

*
$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends. The performance chart for Innoviva is adjusted for the June 2014 Spin Off, in which each of our stockholders received one ordinary share of Theravance Biopharma for every 3.5 shares of our common stock.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Net revenue	$133,569	$53,949	$8,433	$4,532	$5,613
Operating expenses:
Research and development	1,393	2,619	7,498	9,038	8,153
General and administrative	23,188	19,750	34,864	24,289	22,606

Total operating expenses(2)	24,581	22,369	42,362	33,327	30,759

Income (loss) from operations	108,988	31,580	(33,929)	(28,795)	(25,146)
Interest and other income (expense), net	2,964	1,463	(2,709)	7,510	460
Interest expense	(52,416)	(51,803)	(36,892)	(9,348)	(6,003)

Income (loss) from continuing operations	59,536	(18,760)	(73,530)	(30,633)	(30,689)
Income (loss) from discontinued operations(1)(2)	—	—	(94,934)	(140,068)	12,147

Net income (loss)	$59,536	$(18,760)	$(168,464)	$(170,701)	$(18,542)

Basic net income (loss) per share:
Continuing operations	$0.54	$(0.16)	$(0.66)	$(0.30)	$(0.34)
Discontinued operations	—	—	(0.84)	(1.37)	0.14

Basic net income (loss) per share	$0.54	$(0.16)	$(1.50)	$(1.67)	$(0.20)

Diluted net income (loss) per share:
Continuing operations	$0.53	$(0.16)	$(0.66)	$(0.30)	$(0.34)
Discontinued operations	—	—	(0.84)	(1.37)	0.14

Diluted net income (loss) per share	$0.53	$(0.16)	$(1.50)	$(1.67)	$(0.20)

Shares used to compute basic net income (loss) per share	110,280	115,372	112,059	102,425	90,909
Shares used to compute diluted net income (loss) per share	123,233	115,372	112,059	102,425	90,909
Cash dividends declared per common share	$—	$0.75	$0.50	$—	$—

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA
Cash, cash equivalents and marketable securities	$150,433	$187,283	$283,354	$520,499	$343,683
Working capital	177,997	200,834	238,426	398,794	231,167
Total assets	378,996	408,932	521,654	681,255	368,582
Long-term liabilities	711,938	738,086	731,247	297,729	183,588
Accumulated deficit	(1,632,891)	(1,692,427)	(1,673,667)	(1,505,203)	(1,334,502)
Total stockholders' (deficit) equity	(352,991)	(342,645)	(223,349)	299,122	155,028

(1)
On June 1, 2014, we separated our biopharmaceutical research and drug development operations from our late-stage partnered respiratory assets by transferring our research and drug development operations into our then wholly — owned subsidiary, Theravance

  Biopharma. The results of operations for the former research and drug development operations conducted by us and by Theravance Biopharma until June 1, 2014 are included above as part of discontinued operations.

(2)
Stock-based compensation expense included in total operating expenses is as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Research and development	$632	$1,036	$2,781	$573	$475
General and administrative	7,665	5,837	12,980	7,325	7,310

Stock-based compensation from continuing operations	8,297	6,873	15,761	7,898	7,785
Stock-based compensation from discontinued operations	—	—	11,629	17,789	15,998

Total stock-based compensation	$8,297	$6,873	$27,390	$25,687	$23,783

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

Management Overview

        Innoviva, Inc. is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals, to maximize the commercial potential of its respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI") and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI"). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the "GSK Agreements"), we are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"). In June 2014, we spun-off our research and development activities by distributing the outstanding shares of Theravance Biopharma, Inc. ("Theravance Biopharma") on a pro-rata basis to our stockholders (the "Spin-Off"), which resulted in Theravance Biopharma becoming an independent, publicly traded company.

        We have designed our company structure and organization to be tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of December 31, 2016, we had 14 employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Financial Highlights

        In the year ended December 31, 2016, our net income from operations was $59.5 million, an improvement of $78.3 million from a net loss from continuing operations of $18.8 million in the year ended December 31, 2015, primarily due to an increase in net royalty revenue. Cash, cash equivalents, and marketable securities, totaled $150.4 million on December 31, 2016, a decrease of $36.9 million from December 31, 2015. The decrease was due primarily to the repurchases of common stock of $78.1 million, repurchases of our 2023 Notes of $11.6 million, payments on principal of our 2029 Notes of $6.8 million and net purchases of marketable securities of $4.3 million. These outflows were partially offset by cash provided by operating activities of $61.0 million.

Capital Return Plans

        In October 2015, we announced the acceleration of our capital return plan with an up to $150 million share repurchase program effective through the end of 2016, the 2016 Share Repurchase Program. In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. The 2017 Capital Return Plan is expected to be funded using our working capital. We are not obligated to repurchase any specific dollar amount of debt or equity or number of shares of common stock under the 2017 Capital Return Plan. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, general financial, economic and market conditions, prevailing market prices for shares of our common stock, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. Our 2017 Capital Return Plan may be suspended or discontinued at any time. There can be no assurance as to the actual volume of any debt or share repurchases in any given period or over the term of the program or as to the manner or terms of any such transactions.

        From January 1, 2016 to December 31, 2016, we purchased 7,201,448 shares of our common stock at an average purchase price of $10.84 per share for a total value of approximately $78.1 million in the open market pursuant to the 2016 Share Repurchase Program. Overall, under the 2016 Share Repurchase Program, we purchased 9,877,684 shares of our common stock at an average purchase price of $10.50 per share for a total value of approximately $103.7 million.

Repurchases of Notes Payable

        During the year ending December 31, 2016, we retired a portion of our 2023 Notes with a face value of $14.1 million and carrying value of $13.9 million by way of open market purchases. The 2023 Notes were purchased for a total settlement price of $11.6 million resulting in a gain of $2.3 million. As a result of the partial retirement of our 2023 Notes, we entered into partial termination agreements of our capped call option transaction and received $0.6 million from the counterparty.

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

        As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, we paid milestone fees to GSK totaling $220.0 million during the year ended December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing participation as part of the collaboration, including joint steering and joint project committees that are expected to continue over the life of the agreement. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the products.

        We are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

        In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the "Additional MABAs"). GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. As a result of the Spin-Off, we are only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF) while Theravance Biopharma receives 85% of those same payments. See PART I, ITEM 1. BUSINESS — Our Relationship with GSK — 2004 Strategic Alliance, for more detail regarding the royalties payable by GSK under this agreement, if any.

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

Collaborative Arrangements and Multiple Element Arrangements

        We generate revenue from collaboration and license agreements for the development and commercialization of product candidates. Under the GSK agreements, revenue from non-refundable, upfront fees and development contingent payments were recognized ratably over the expected term of our performance of research and development services under the agreements. These upfront or contingent payments received, pending recognition as revenue, were recorded as deferred revenue and recognized over the estimated performance periods. We recognize royalty revenue on licensee net sales of products with respect to which we have royalty rights in the period in which the royalties are earned and reported to us and collectability is reasonably assured. Royalty revenue earned is reduced by amortization expense resulting from the fees paid to GSK, which were recognized as capitalized fees paid to a related party.

        Under the GSK Agreements, we recognized net revenue of $133.6 million, $53.9 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining deferred revenue under the GSK Strategic Alliance Agreement is $3.1 million as of December 31, 2016. Any change in the estimated performance period, which is predominantly based on GSK's development timeline, will not have a significant impact on the results of operations, except for a change in estimated performance period resulting from the termination of the MABA program that would result in immediate recognition of the deferred revenue.

Capitalized Fees paid to a Related Party

        We capitalize fees paid to licensors related to agreements for approved products or commercialized products ("Capitalized Fees"). Our gross Capitalized Fees of $220.0 million as of December 31, 2016 consist of registrational and launch-related to milestone fees paid to GSK. We capitalized these fees as capitalized fees paid to a related party and amortize these Capitalized Fees on a straight-line basis over their estimated useful lives upon the commercial launch of the products. The estimated useful lives of these Capitalized Fees are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the agreement is terminated earlier. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these Capitalized Fees is recognized as a reduction of royalty revenue. Amortization expense for the years ended December 31, 2016, 2015 and 2014 were $13.8 million, $13.8 million and $11.1 million, respectively. The remaining estimated amortization expense is $13.8 million for each of the years from 2017 to 2021 and $111.4 million thereafter.

        We review our Capitalized Fees for impairment on a product-by-product basis for each major geographic area when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of Capitalized Fees is measured by comparing the asset's carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We derive the required cash flow estimates from near-term forecasted product sales and long-term projected sales in the corresponding market. Based upon our analyses, no impairment charges have been recorded on the Capitalized Fees as of December 31, 2016.

Fair Value of Stock-Based Compensation Awards

        We use the Black-Scholes-Merton option pricing model to estimate the fair value of options as of the date of grant. The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We use the "simplified" method as described in Staff Accounting Bulletin No. 107, "Share Based Payment," for the expected option term. We use our historical volatility to estimate expected stock price volatility. The estimated fair value of the option is expensed on a ratable basis over the expected term of the grant.

        We determine the fair value of RSUs and RSAs based on the fair market values of the underlying stock on the dates of grant. The fair value of service based RSUs and RSAs is expensed on a ratable or straight-line basis over the expected term of the vesting. The fair value of performance-contingent RSUs and RSAs is expensed using an accelerated method over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance indicators being met on a continuous basis. The grant date fair value of the RSUs and RSAs with a market condition is determined using a Monte Carlo valuation model and the compensation expense is recognized over the implied service period.

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

        The 2029 Notes bear an annual interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014. The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter was less than the interest accrued for the quarter, the principal amount of the 2029 Notes was increased by the interest shortfall amount for that period.

        In connection with the issuance of the 2029 Notes, we incurred approximately $15.3 million in transaction costs, which are amortized to interest expense over the estimated life of the 2029 Notes based on the effective interest method. Since the principal and interest payments on the 2029 Notes are based on royalties from product sales, which vary from quarter to quarter, the 2029 Notes may be repaid prior to the final maturity date in 2029. To the extent that the interest or principal payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the debt issuance costs. There are a number of factors that could materially affect the amount and timing of the royalty payments due to us under the LABA Collaboration with GSK, most of which are not within our control. Such factors include, but are not limited to, the competitive landscape for approved products and developing therapies that compete with our partnered products, the ability of patients to be able to afford our partnered products, the size of the market for our partnered products, safety concerns in the marketplace for respiratory therapies in general and with our partnered products in particular, decisions as to the timing of product launches, pricing and discounts, and other events or circumstances that result in reduced royalty payments, all of which would result in an impact to the amount of debt issuance costs amortized.

Results of Operations

Net Revenue

        Total net revenue from continuing operations, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Royalties from a related party — RELVAR/BREO	$128,638	$59,188	$16,635	$69,450	117%	$42,553	*	%
Royalties from a related party — ANORO	17,869	7,699	1,782	10,170	132	5,917	*

Total royalties from a related party	146,507	66,887	18,417	79,620	119	48,470	*
Less: amortization of capitalized fees paid to a related party	(13,823)	(13,823)	(11,066)	—	—	(2,757)	(25)

Royalty revenue	132,684	53,064	7,351	79,620	150	45,713	*
Strategic alliance — MABA program license	885	885	1,082	—	—	(197)	(18)

Total net revenue from GSK	$133,569	$53,949	$8,433	$79,620	148%	$45,516	*	%

*
Not Meaningful

        Total net revenue increased for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increases were primarily due to growth in prescriptions and market share for both RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. The revenue growth during the year ended December 31, 2016 as compared to the year ended December 31, 2015 may not be indicative of our future revenue growth, if any.

        Total net revenue increased for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increases were primarily due to higher sales of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® not having been commercially launched until April 2014 and the approval in April 2015 of BREO® ELLIPTA® (FF/VI) as a once-daily inhaled treatment of asthma in patients aged 18 years and older in the U.S.

Research & Development

        Research & Development ("R&D") expenses from continuing operations, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Research and development expenses	$1,393	$2,619	$7,498	$(1,226)	(47)%	$(4,879)	(65)%

        R&D expenses decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to reduced activities related to the late-stage partnered respiratory assets with GSK.

        R&D expenses from continuing operations decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to fewer costs incurred and due to higher stock-based compensation in the year ended December 31, 2014. Stock-based compensation expense was higher during the year ended December 31, 2014 due to the achievement of performance conditions under a specified long-term retention and incentive equity awarded to certain employees in the year ended December 31, 2011.

General & Administrative

        General and administrative expenses from continuing operations, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
General and administrative expenses	$23,188	$19,750	$34,864	$3,438	17%	$(15,114)	(43)%

        General and administrative expenses increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the recognition of stock-based compensation expenses related to pre-Spin-Off legacy performance-contingent RSAs and higher employee costs.

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

Other Income (Expense), net and Interest Income

        Other income (expense), net and interest income, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Other income (expense), net	$2,382	$1,120	$(3,272)	$1,262	113%	$4,392	(134)%
Interest income	582	343	563	$239	70%	$(220)	(39)

        Other income (expense), net increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to realized gain of $2.3 million from the repurchases of our 2023 Notes during the year ended December 31, 2016.

        Interest income increased in the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to higher interest generated from our investments in marketable securities.

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

Interest Expense

        Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Interest expense	$52,416	$51,803	$36,892	$613	1%	$14,911	40%

        Interest expense increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to higher outstanding average principal balance on our 2029 Notes, of which $0.9 million was added in the first two quarters of 2016 and $43.2 million was added during the years ended December 31, 2015 and 2014 in the form of payment in kind ("PIK"). See "Liquidity" section below for further information.

        Interest expense increased in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the issuance of our 2029 Notes in April 2014, and a subsequent increase of $43.2 million in the form of PIK to the outstanding principal balance, of which $22.7 million and $20.5 million was added during the years ended December 31, 2015 and 2014, respectively. See "Liquidity" section below for further information.

Income Taxes

        As of December 31, 2016 and 2015, we had net operating loss carryforwards for federal income taxes of $1.1 billion and $1.2 billion, respectively. As of December 31, 2016 and 2015, we had federal research and development tax credit carryforwards of $45.2 million. We recorded a valuation allowance to offset in full the benefit related to our deferred tax assets because realization of these benefits is uncertain.

        We had unrecognized tax benefits of $15.5 million as of December 31, 2016 and 2015. None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We conducted an analysis through 2015 to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, we estimate that no portion of the net operating loss or credit carryforwards will expire before becoming available to reduce federal and state income tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Discontinued Operations

        On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. The significant components of the research and drug development operations, which are presented as discontinued operations on the consolidated statements of operations, were as follows:

(In thousands)	Year Ended December 31, 2014
Net revenue	$3,129
Income (loss) from discontinued operations	(94,934)

        There was no impact of the discontinued operations after the Spin-Off to our revenues and expenses for the year ended December 31, 2016 and 2015.

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

Liquidity and Capital Resources

Liquidity

        Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. Since the start of the commercialization of RELVAR®/ BREO® ELLIPTA® in the fourth quarter of 2013 and ANORO® ELLIPTA® during 2014, we have complemented the source of financing with royalty revenues from the global net sales of these products by GSK. In the year ended December 31, 2016, we generated gross royalty revenues from GSK of $146.5 million. Net cash and cash equivalents, short-term investments and marketable securities totaled $150.4 million, and royalties receivable from GSK totaled $46.8 million as of December 31, 2016.

        In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. The 2017 Capital Return Plan is expected to be funded using our working capital. We are not obligated to repurchase any specific dollar amount of debt or equity or number of shares of common stock under the 2017 Capital Return Plan. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, general financial, economic and market conditions, prevailing market prices for shares of our common stock, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. Our 2017 Capital Return Plan may be suspended or discontinued at any time.

        In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of our 2029 Notes. The 2029 Notes are secured exclusively by a security interest in a segregated bank account established to receive 40% of the royalties from global net sales and ending upon the earlier of full repayment of principal or May 15, 2029 due to us under the LABA Collaboration Agreement with GSK. As of December 31, 2016, the remaining balance of the 2029 Notes was $487.2 million.

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

Cash Flows

        Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2016	2015	2014	2016	2015
Net cash provided by (used in) operating activities	$60,984	$10,131	$(130,723)	$50,853	$140,854
Net cash (used in) provided by investing activities	(4,580)	159,168	(65,060)	(163,748)	224,228
Net cash (used in) provided by financing activities	(97,568)	(106,919)	149,073	9,351	(255,992)

Cash Flows from Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2016 of $61.0 million was primarily due to:

  •
  $125.9 million provided by gross receipt of royalties from a related party (GSK) after adjusting for a $20.6 million increase in receivables from collaborative arrangements;

  •
  $15.9 million used for operating expenses, after adjusting for $8.4 million of non-cash related items, consisting primarily of stock-based compensation expense; and

  •
  $48.8 million used for interest payments on the 2023 Notes and 2029 Notes.

        Net cash provided by operating activities for the year ended December 31, 2015 of $10.1 million was primarily due to:

  •
  $51.2 million provided by gross receipt of royalties from a related party after adjusting for a $15.7 million increase in receivables from collaborative arrangements;

  •
  $15.4 million used for operating expenses, after adjusting for $7.0 million of non-cash related items, consisting primarily of stock-based compensation expense; and

  •
  $25.9 million used for interest payments on the 2023 Notes and 2029 Notes.

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

Cash Flows from Investing Activities

        Net cash used in investing activities for the year ended December 31, 2016 of $4.6 million was primarily due to $95.7 million in purchases of marketable securities, partially offset by $91.4 million of proceeds received from the sale and maturities of marketable securities.

        Net cash provided by investing activities for the year ended December 31, 2015 of $159.2 million was primarily due to $245.7 million of proceeds received from the sale and maturities of marketable securities, partially offset by $86.5 million in purchases of marketable securities.

        Net cash used in investing activities in the year ended December 31, 2014 of $65.1 million was primarily due to $135.0 million used for payments to GSK for registrational and launch-related milestone fees, partially offset by $69.7 million from the sale and maturities of marketable securities, net of purchases.

Cash Flows from Financing Activities

        Net cash used in financing activities for the year ended December 31, 2016 of $97.6 million was primarily due to $78.1 million paid for the repurchases of common stock, $11.6 million repurchases of our 2023 Notes, and payments on principal of our 2029 Notes of $6.8 million.

        Net cash used in financing activities for the year ended December 31, 2015 of $106.9 million was primarily due to $87.3 million of cash dividends paid to our stockholders and $25.6 million paid for the repurchases of common stock, partially offset by $6.0 million of proceeds received from the issuance of our common stock.

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

Off-Balance Sheet Arrangements

        Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2016, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $21.7 million. The carrying value of this lease guarantee was $1.1 million as of December 31, 2016 and is reflected in other long-term liabilities in our consolidated balance sheet.

Commitments and Contingencies

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of December 31, 2016.

Contractual Obligations and Commercial Commitments

        In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of the 2029 Notes. Since issuance, $44.0 million of interest expense has been added to the principal balance of the 2029 Notes, of which $0.9 million, $22.7 million and $20.5 million was added during the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2016, the principal balance of the 2029 Notes was paid down by $6.8 million with the payments received from the royalty revenues generated in the previous quarters ended June 30 and September 30, 2016.

        In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of December 31, 2016.

		Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
2023 Notes	$274,270	$5,121	$10,242	$10,242	$248,665
2029 Notes	487,189	*	*	*	*
Facility leases**	2,661	380	795	844	642

Total	$764,120	$5,501	$11,037	$11,086	$249,307

*
The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties due to us under the LABA Collaboration with GSK. Since the principal and interest payments on the 2029 Notes are based on royalties from product sales recorded by GSK, which can vary from quarter to quarter and are unknown to us, these amounts are not included in the above table on a period by period basis. See Note 7, "Debt" of the accompanying consolidated financial statements for further information.

**
On June 10, 2016, we executed a lease for our new corporate headquarters in Brisbane, California. The term of the new lease is seven years, subject to our right to extend the lease. In connection with entering into the new lease on June 10, 2016, we terminated our sublease by and between us and Theravance Biopharma, dated June 2, 2014 (the "Gateway Sublease"). The Gateway Sublease was set to expire on May 31, 2020.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We are exposed to interest rate risk related to our portfolio of investments in debt securities and the debt that we have issued. We account for our investments in debt securities at fair value, with unrealized gains or losses recorded as a component of other comprehensive income. We believe that our exposure to interest rate risk on our investment portfolio is immaterial as of December 31, 2016 and 2015, as the average remaining maturity of our investment portfolio was one month as of both dates.

        We account for our debt on an amortized cost basis and our recognized value of the debt does not reflect changes in fair value. Also, because our debt is fixed rate, our cash flows are not subject to variability as a result of changes in interest rates. However, we do disclose the estimated fair value of our debt and we are exposed to economic unrealized gains or losses that may occur as a result of interest rate fluctuations. As of December 31, 2016, the fair value of our 2023 Notes was estimated to be $202.1 million, based on available pricing information. The 2023 Notes bear interest at a fixed rate of 2.125%. As of December 31, 2016, the fair value of the 2029 Notes was estimated to be $487.2 million, based on available pricing information. The 2029 Notes bear interest at a fixed rate of 9% per annum. Information about the contractual maturities of our debt is disclosed in the table within the Contractual Obligations and Commercial Commitments section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$118,016	$159,180
Short-term marketable securities	32,417	28,103
Related party receivables from collaborative arrangements	46,847	26,228
Prepaid expenses and other current assets	766	814

Total current assets	198,046	214,325
Property and equipment, net	368	221
Capitalized fees paid to a related party, net	180,545	194,368
Other assets	37	18

Total assets	$378,996	$408,932

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$128	$818
Accrued personnel-related expenses	2,361	1,659
Accrued interest payable	7,828	7,911
Other accrued liabilities	1,095	2,218
Non-recourse notes, due 2029, current	7,752	—
Deferred revenue	885	885

Total current liabilities	20,049	13,491
Convertible subordinated notes, due 2023, net of issuance costs	237,597	250,992
Non-recourse notes, due 2029, net of issuance costs	470,744	482,139
Other long-term liabilities	1,383	1,856
Deferred revenue	2,214	3,099
Commitments and contingencies (Notes 9)
Stockholders' Deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 108,585 and 114,933 shares issued as of December 31, 2016 and 2015, respectively	1,085	1,149
Treasury stock: 150 shares at December 31, 2016 and 2015	(3,263)	(3,263)
Additional paid-in capital	1,282,077	1,351,898
Accumulated other comprehensive income (loss)	1	(2)
Accumulated deficit	(1,632,891)	(1,692,427)

Total stockholders' deficit	(352,991)	(342,645)

Total liabilities and stockholders' deficit	$378,996	$408,932

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $13,823, $13,823 and $11,066 in the year ended December 31, 2016, 2015, and 2014	$132,684	$53,064	$7,351
Revenue from collaborative arrangements from a related party, net	885	885	1,082

Total net revenue	133,569	53,949	8,433

Operating expenses:
Research and development	1,393	2,619	7,498
General and administrative	23,188	19,750	34,864

Total operating expenses	24,581	22,369	42,362

Income (loss) from operations	108,988	31,580	(33,929)
Other income (expense), net	2,382	1,120	(3,272)
Interest income	582	343	563
Interest expense	(52,416)	(51,803)	(36,892)

Income (loss) from continuing operations	$59,536	$(18,760)	$(73,530)
Loss from discontinued operations (Notes 1 and 12)	—	—	(94,934)

Net income (loss)	$59,536	$(18,760)	$(168,464)

Basic net income (loss) per share:
Continuing operations	$0.54	$(0.16)	$(0.66)
Discontinued operations	—	—	$(0.84)

Basic net income (loss) per share	$0.54	$(0.16)	$(1.50)

Diluted net income (loss) per share:
Continuing operations	$0.53	$(0.16)	$(0.66)
Discontinued operations	—	—	$(0.84)

Diluted net income (loss) per share	$0.53	$(0.16)	$(1.50)

Shares used to compute basic and diluted net income (loss) per share:
Shares used to compute basic net income (loss) per share	110,280	115,372	112,059

Shares used to compute diluted net income (loss) per share	123,233	115,372	112,059

Cash dividends declared per common share	$—	$0.75	$0.50

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$59,536	$(18,760)	$(168,464)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	3	1,305	(4,001)
Less: realized gain on marketable securities, net	—	(1,220)	—
Add: Reclassification adjustents for other-than temporary impairment loss included in net loss	—	—	3,752

Comprehensive income (loss)	$59,539	$(18,675)	$(168,713)

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

				Accumulated Other Comprehensive Income (loss)
	Common Stock					Treasury Stock		Total Stockholders' Equity (Deficit)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Shares	Amount
Balance as of December 31, 2013	111,516	$1,115	$1,803,048	$162	$(1,505,203)	—	$—	$299,122
Exercise of stock options, and issuance of common stock units, stock awards and purchase plan	1,744	17	10,813	—	—	—	—	10,830
Issuance of common stock in private placement to a related party	1,665	17	38,078	—	—	—	—	38,095
Stock-based compensation	—	—	27,485	—	—	—	—	27,485
Conversion of convertible subordinated notes due 2023	1,520	15	31,756	—	—	—	—	31,771
Repurchase of common stock	—	—	3,263	—	—	(150)	(3,263)	—
Guarantee issued in connection with distribution to Theravance Biopharma, Inc. related to lease agreements	—	—	(1,300)	—	—	—	—	(1,300)
Distribution to Theravance Biopharma, Inc.	—	—	(402,787)	—	—	—	—	(402,787)
Cash dividends declared, $0.50 per common share	—	—	(57,852)	—	—	—	—	(57,852)
Net loss	—	—	—	—	(168,464)	—	—	(168,464)
Other comprehensive loss	—	—	—	(249)	—	—	—	(249)

Balance as of December 31, 2014	116,445	1,164	1,452,504	(87)	(1,673,667)	(150)	(3,263)	(223,349)
Exercise of stock options, and issuance of common stock units and stock awards	740	8	(488)	—	—	—	—	(480)
Issuance of common stock in private placement to a related party	424	4	6,524	—	—	—	—	6,528
Stock-based compensation	—	—	6,873	—	—	—	—	6,873
Repurchase of common stock	(2,676)	(27)	(25,609)	—	—	—	—	(25,636)
Cash dividends declared, $0.75 per common share	—	—	(87,906)	—	—	—	—	(87,906)
Net loss	—	—	—	—	(18,760)	—	—	(18,760)
Other comprehensive income	—	—	—	85	—	—	—	85

Balance as of December 31, 2015	114,933	1,149	1,351,898	(2)	(1,692,427)	(150)	(3,263)	(342,645)
Exercise of stock options, and issuance of common stock units and stock awards	853	8	(674)	—	—	—	—	(666)
Partial termination of capped call options associated with repurchases of convertible notes due 2023	—	—	578	—	—	—	—	578
Stock-based compensation	—	—	8,297	—	—	—	—	8,297
Repurchase of common stock	(7,201)	(72)	(78,022)	—	—	—	—	(78,094)
Net income	—	—	—	—	59,536	—	—	59,536
Other comprehensive income	—	—	—	3	—	—	—	3

Balance as of December 31, 2016	108,585	$1,085	$1,282,077	$1	$(1,632,891)	(150)	$(3,263)	$(352,991)

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$59,536	$(18,760)	$(168,464)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,954	13,933	12,175
Stock-based compensation	8,297	6,873	27,390
Amortization of premium (discount) on short term investment	(9)	583	1,742
Interest added to the principal balance of the non-recourse term notes due 2029	855	22,635	20,527
Gain on repurchase of convertible subordinated notes due 2023	(2,342)	—	—
Amortization of debt issuance costs	2,847	2,943	2,408
Other-than-temporary impairment loss on marketable securities	—	—	3,752
Realized gain on sale of marketable securities, net	—	(1,220)	—
Amortization of lease guarantee	(190)	—	—
Other non-cash items	—	(3)	(2)
Changes in operating assets and liabilities:
Accounts receivable	—	—	74
Receivables from collaborative arrangements	(20,619)	(15,678)	(7,371)
Prepaid expenses and other current assets	48	320	(338)
Inventories	—	—	(1,908)
Other assets	(19)	—	1,549
Accounts payable	(690)	818	(7,695)
Payable to Theravance Biopharma, Inc., net	—	(1,056)	(15,916)
Accrued personnel-related expenses and other accrued liabilities	276	(725)	(491)
Accrued interest payable	(83)	360	4,751
Other long-term liabilities	8	(7)	275
Deferred revenue	(885)	(885)	(3,181)

Net cash provided by (used in) operating activities	60,984	10,131	(130,723)

Cash flows from investing activities
Maturities of marketable securities	88,422	137,621	339,359
Purchases of marketable securities	(95,719)	(86,523)	(276,914)
Sales of marketable securities	2,995	108,077	7,211
Purchases of property and equipment	(278)	(7)	(689)
Capitalized fees paid to a related party	—	—	(135,000)
Change in restricted cash	—	—	833
Payments received on notes receivable	—	—	140

Net cash (used in) provided by investing activities	(4,580)	159,168	(65,060)

Cash flows from financing activities
Repurchase of common stock	(78,094)	(25,636)	—
Repurchase of convertible subordinated notes due 2023	(11,570)	—	—
Payment of principal on non-recourse notes due 2029	(6,828)	—	—
Payments of cash dividends to stockholders	(960)	(87,331)	(56,988)
Repurchase of shares to satisfy tax withholding	(1,079)	(2,192)	(5,664)
Proceeds from capped-call options	578	—	—
Cash and cash equivalents contributed to Theravance Biopharma, Inc.	—	—	(277,541)
Proceeds from issuance of notes payable, net of debt issuance costs	—	—	434,677
Proceeds from issuances of common stock, net	385	8,240	54,589

Net cash (used in) provided by financing activities	(97,568)	(106,919)	149,073

Net (decrease) increase in cash and cash equivalents	(41,164)	62,380	(46,710)
Cash and cash equivalents at beginning of period	159,180	96,800	143,510

Cash and cash equivalents at end of period	$118,016	$159,180	$96,800

Supplemental disclosure of cash flow information
Cash paid for interest	$48,797	$25,863	$9,208
Supplemental disclosure of noncash information
Contribution of net assets, excluding cash and cash equivalents to Theravance Biopharma, Inc.	$—	$—	$125,337
Conversion of convertible subordinated notes to common stock	$—	$—	$32,391

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Operations

  Innoviva, Inc. (referred to as "Innoviva", the "Company", or "we" and other similar pronouns) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Innoviva's portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI") and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI"). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the "GSK Agreements"), Innoviva is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist — Beta2 Agonist ("MABA") program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement ("LABA Collaboration"), which has been assigned to TRC other than RELVAR®/BREO®ELLIPTA® and ANORO® ELLIPTA®.

  Business Separation

  On June 1, 2014, we separated our biopharmaceutical research and drug development operations from our late-stage partnered respiratory assets by transferring our research and drug development operations into our then wholly-owned subsidiary, Theravance Biopharma, Inc. ("Theravance Biopharma") (the "Spin-Off"). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly traded company.

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

  Segment Reporting

  We operate in a single segment, which is to provide capital return to stockholders by maximizing the potential value of our respiratory assets partnered with GSK. Revenues are generated from our collaborative arrangements and royalty payments from GSK, located in Great Britain. Our facilities are located within the United States.

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

  Level 1 — Quoted prices for identical instruments in active markets.

  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

  Level 3 — Unobservable inputs and little, if any, market activity for the assets.

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

  Property and Equipment

  Property and equipment as of December 31, 2016 and 2015, which consisted of computer equipment, software. office furniture and fixture, amounted to $0.4 million and $0.2 million, respectively.

  Property, equipment and leasehold improvements are stated at cost and depreciated using the straight-line method as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 years

  Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $0.1 million and $1.1 million. Depreciation expense for property and equipment used by our former research and drug development operations is classified within discontinued operations in the consolidated statements of operations for the year ended December 31, 2014. The change in accumulated depreciation is net of asset retirements.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Capitalized Fees Paid to a Related Party

  We capitalize fees paid to licensors related to agreements for approved products or commercialized products. We capitalize these fees as capitalized fees paid to a related party ("Capitalized Fees") and amortize these Capitalized Fees on a straight-line basis over their estimated useful lives upon the commercial launch of the product, which has been shortly after regulatory approval of such product. The estimated useful lives of these Capitalized Fees are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the agreement is terminated earlier. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these Capitalized Fees are recognized as a reduction of royalty revenue. We review our Capitalized Fees for impairment on a product-by-product basis for each major geographic area when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of Capitalized Fees is measured by comparing the asset's carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We derive the required cash flow estimates from near-term forecasted product sales and long-term projected sales in the corresponding market.

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

  Collaborative Arrangements and Multiple-Element Arrangements

  Revenue from nonrefundable, up-front license or technology access payments under license and collaborative arrangements that are not dependent on any future performance by us is recognized when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of continuing performance obligation. For our arrangements with GSK, we recognize revenue from non-refundable, upfront fees and development contingent payments in the same manner as the final deliverable, which is ratably over the expected term of our performance of research and development services under the agreements. These upfront or contingent payments received, pending recognition as revenue, are recorded as deferred revenue. We periodically review the estimated performance period of our contracts based on the progress of our programs. The effect of any change made to an estimated performance period and, therefore revenue recognized, would occur on a prospective basis in the period that the change was made.

  We account for contingent payments in accordance with Financial Accounting Standards Board (the "FASB") Subtopic Accounting Standards Codification ("ASC") 605-28 "Revenue Recognition — Milestone Method." We recognize revenue from milestone payments when (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations related to the achievement of the milestone. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

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

  Allowance for Doubtful Accounts

  We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2016, there were no allowances for doubtful accounts and we have not had any write-offs historically.

  Fair Value of Stock-Based Compensation Awards

  We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our employee stock purchase plan ("ESPP"). The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We use the "simplified" method as described in Staff Accounting Bulletin No. 107, "Share-Based Payment," for the expected option term. We use our historical volatility to estimate expected stock price volatility.

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

  The estimated fair value of stock options, RSUs and RSAs is expensed on a ratable or straight-line basis over the expected term of the grant or expected term of the vesting and the estimated fair value of performance-contingent RSUs and RSAs is expensed using an accelerated method over the term of the award once we have determined that it is probable that performance milestones will be achieved. Compensation expense for RSUs and RSAs that contain performance conditions is based on the grant date fair value of the award. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. We

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  assess the probability of the performance milestones being met on a continuous basis. The grant date fair value of the RSUs and RSAs with a market condition is determined using a Monte Carlo valuation model and the compensation expense is recognized over the implied service period.

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

  None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits relating to uncertain tax positions existing as of December 31, 2016 will significantly increase or decrease in the next 12 months.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Comprehensive Income (Loss)

  Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of changes in unrealized and realized gains and losses on our marketable securities.

  Related Parties

  GSK owned 29.5% of our outstanding common stock as of December 31, 2016. Transactions with GSK are described in Note 3, "Collaborative Arrangements".

  In filings with the Securities and Exchange Commission, BlackRock, Inc., a global provider of investment, advisory and risk management solutions, reported beneficial ownership of more than 5% of our outstanding common stock as of December 31, 2016 and 2015, respectively. We use an external asset manager, not affiliated with BlackRock, Inc., to manage a portion of our cash and investments portfolio. We had $64.3 million and $148.7 million invested in BlackRock Liquidity Money Market Fund as of December 31, 2016 and 2015, respectively, through our external asset manager. The money market fund invests in U.S. Treasury bills, notes, trust receipts and direct obligations of the U.S. Treasury and repurchase agreements relating to direct treasury obligations.

  Prior to the Spin-Off, Robert V. Gunderson, Jr. was one of our directors. We have engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as our primary legal counsel. Fees incurred in the ordinary course of business were, $1.3 million in the year ended December 31, 2014. As Mr. Gunderson was not one of our directors for the years ended December 31, 2016 and 2015, he is no longer considered a related party.

  Recently Issued Accounting Pronouncements Not Yet Adopted

  In April 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on licensing and the identification of performance obligations consideration included in ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is also known as ASC 606, was issued in May 2014 and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08 to provide amendments to clarify the implementation guidance on principal versus agent considerations. ASU 2014-09 guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017 (as amended through ASU 2015-14 issued in August 2015), with early adoption permitted. Companies can elect a full retrospective method to recast prior-period financial statements or a modified retrospective method to recognize the cumulative effect as an adjustment to the retained earnings in the initial year. We plan to implement the standard in the first quarter of 2018 on a modified retrospective basis and do not anticipate that this standard will have a material impact on our accounting for royalty revenues. We are continuing to assess the potential impacts of the standard on the accounting for other revenues associated with the collaboration agreements.

  In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases in the consolidated balance sheets but recognize the impact on the consolidated statement of operations and cash flows in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. The standard is effective for us at the beginning January 1, 2019 and requires transition under a modified retrospective method. The most significant impact of the update to us is that we will be required to

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  recognize a "right-of-use" asset and lease liability for the operating lease agreement that was not previously included on the balance sheet under the existing lease guidance. We anticipate that the treatment of the lease on our consolidated statement of operations and cash flows will be the same.

  Recently Adopted Accounting Pronouncement

  In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest ("ASU 2015-03"), to simplify the presentation of debt issuance costs. This standard amended existing guidance to require the presentation of debt issuance costs associated with term loans in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. We adopted ASU 2015-03 on January 1, 2016. Upon adoption of ASU 2015-03, we applied the guidance retrospectively to all periods presented and classified our debt issuance costs, which prior to adoption were included in other assets in the condensed consolidated financial statements, as a deduction to the respective long-term portion of our 2023 Notes and 2029 Notes.

  In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), to simplify the accounting for the taxes related to stock based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We adopted ASU 2016-09 in the first quarter of 2016, which resulted in an increase in our deferred tax assets related to the tax effect on stock-based compensation in our net operating losses. The adoption did not have a material effect on our financial statements because our deferred tax assets are subject to a full valuation allowance. We elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     NET INCOME (LOSS) PER SHARE (Continued)

  The following table shows the computation of basic and diluted net income (loss) per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands except per share data)	2016(1)	2015	2014
Numerator:
Income (loss) from continuing operations, basic	$59,536	$(18,760)	$(73,530)
Loss from discontinued operations, basic	—	—	(94,934)

Net income (loss), attributable to common stockholders, basic	59,536	(18,760)	(168,464)
Add: Interest expense on 2023 Notes	5,790	—	—

Net income (loss) attributable to common stockholders, diluted	$65,326	$(18,760)	$(168,464)

Denominator:
Weighted-average shares used to compute basic net income (loss) per share	110,280	115,372	112,059
Dilutive effect of 2023 Notes	12,541	—	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	412	—	—

Weighted-average shares used to compute diluted net income (loss) per share	123,233	115,372	112,059

Net income (loss) per share
Basic	$0.54	$(0.16)	$(1.50)

Diluted	$0.53	$(0.16)	$(1.50)

  Anti-dilutive Securities

  The following common share equivalents were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive:

	Year Ended December 31,
(In thousands)	2016(1)	2015(2)	2014
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	4,073	6,934	8,011
Shares issuable upon conversion of 2023 Notes	—	12,904	12,329

	4,073	19,838	20,340

  (1)
  Includes 2.9 million options, 0.1 million restricted stock units ("RSUs"), and 0.2 million unvested restricted stock awards ("RSAs") retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off. Subsequent to the Spin-Off, stock-based compensation expense associated with the awards held by Theravance Biopharma employees granted prior to the Spin-Off is recognized by Theravance Biopharma. Under Anti-Dilutive Securities, 2.8 million options were excluded from the diluted net income per share calculation as their effect was anti-dilutive.

  (2)
  Includes 4.1 million options, 0.4 million restricted stock units, and 1.0 million unvested RSAs retained by former employees who were transferred to Theravance Biopharma in connection with the Spin-Off. All of these awards were excluded from the diluted net loss per share calculation as their effect was anti-dilutive.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Net revenue recognized under our GSK Agreements was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Royalties from a related party — RELVAR/BREO	$128,638	$59,188	$16,635
Royalties from a related party — ANORO	17,869	7,699	1,782

Total royalties from a related party	146,507	66,887	18,417
Less: amortization of capitalized fees paid to a related party	(13,823)	(13,823)	(11,066)

Royalty revenue	132,684	53,064	7,351
Strategic alliance — MABA program license	885	885	1,082

Total net revenue from GSK	$133,569	$53,949	$8,433

  LABA Collaboration

  In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease ("COPD") and asthma.

  As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, we paid milestone fees to GSK totaling $220.0 million during the year ended December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing participation as part of the collaboration, including joint steering and joint project committees that are expected to continue over the life of the agreements. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the product. The amortization expense is recorded as a reduction to the royalties from GSK.

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

  2004 Strategic Alliance

  In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the "Additional MABAs"). The development program is fully funded by GSK and is still currently in early stages of Phase II trials. As a result of the transactions effected by the Spin-Off, we are only entitled to receive 15% of any

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     COLLABORATIVE ARRANGEMENTS (Continued)

  contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF) while Theravance Biopharma receives 85% of those same payments.

  GSK Contingent Payments and Revenue

  The potential future contingent payments receivable related to the MABA program of up to $363.0 million are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development, manufacturing and commercialization activities for product candidates after licensing the program. The Company is entitled to 15% of any milestone payments.

4.     AVAILABLE-FOR-SALE SECURITIES AND FAIR VALUE MEASUREMENTS

  Available-for Sale Securities

  The classification of available-for-sale securities in the consolidated balance sheets is as follows:

	December 31,
(In thousands)	2016	2015
Cash and cash equivalents	$116,396	$148,673
Short-term marketable securities	32,417	28,103

Total	$148,813	$176,776

  The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$12,428	$1	$—	$12,429
U.S. commercial paper	72,065	—	—	72,065
Money market funds	64,319	—	—	64,319

Total	$148,812	$1	$—	$148,813

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$14,406	$—	$(1)	$14,405
U.S. corporate notes	2,702	—	(1)	2,701
U.S. commercial paper	10,997	—	—	10,997
Money market funds	148,673	—	—	148,673

Total	$176,778	$—	$(2)	$176,776

  As of December 31, 2016, all of the available-for-sale debt securities had contractual maturities within one year and the average duration of debt securities was approximately one month.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     AVAILABLE-FOR-SALE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

  During the year ended December 31, 2015, we recognized a gain of $1.2 million from the sale of all of the ordinary shares of Theravance Biopharma that we held as of December 31, 2014, which is included in other income (expense), net in the condensed consolidated statement of operations. In addition, we sold other available-for-sale securities totaling $100.4 million, and the related realized gains and losses were not significant during year ended December 31, 2015.

  We recognized an unrealized loss of $3.8 million on our Theravance Biopharma equity securities as of December 31, 2014, which was determined to be other-than-temporary and charged to other income (expense), net on the consolidated statements of operations.

  Fair Value Measurements

  Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of December 31, 2016 Using:
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Types of Instruments (In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$12,429	$—	$12,429
U.S. commercial paper	—	72,065	—	72,065
Money market funds	64,319	—	—	64,319

Total assets measured at estimated fair value	$64,319	$84,494	$—	$148,813

Liabilities
Convertible subordinated notes due 2023	$—	$202,125	$—	$202,125
Non-recourse notes due 2029	—	487,189	—	487,189

Total fair value of liabilities	$—	$689,314	$—	$689,314

	Estimated Fair Value Measurements as of December 31, 2015 Using:
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Types of Instruments (In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$14,405	$—	$14,405
U.S. corporate notes	—	2,701	—	2,701
U.S. commercial paper	—	10,997	—	10,997
Money market funds	148,673	—	—	148,673

Total assets measured at estimated fair value	$148,673	$28,103	$—	$176,776

Liabilities
Convertible subordinated notes due 2023	$—	$189,100	$—	$189,100
Non-recourse notes due 2029	—	470,970	—	470,970

Total fair value of liabilities	$—	$660,070	$—	$660,070

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

  The fair value of our 2023 Notes and 2029 Notes is based on recent trading prices of the instruments.

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

(In thousands)	Amortization period	December 31, 2016	December 31, 2015
United States	2013 - 2030	$120,000	$120,000
Europe	2013 - 2029	60,000	60,000
Japan	2013 - 2029	40,000	40,000

Gross carrying value		220,000	220,000
Accumulated amortization		(39,455)	(25,632)

Net carrying value		$180,545	$194,368

  These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. As of December 31, 2016, the weighted average remaining amortization period is 13.1 years.

  Additional information regarding these milestone fees is included in Note 3, "Collaborative Arrangements." Amortization expense for the years ended December 31, 2016, 2015 and 2014 were $13.8 million, $13.8 million and $11.1 million. The remaining estimated amortization expense is $13.8 million for each of the years from 2017 to 2021 and $111.4 million thereafter.

6.     STOCK-BASED COMPENSATION

  Equity Incentive Plans

  In May 2012, we adopted the 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock unit awards and SARs to employees, non-employee directors and consultants. As of December 31, 2016, total shares remaining available for issuance under the 2012 Plan were 3,573,436.

  Employee Stock Purchase Plan

  Under the 2004 Employee Stock Purchase Plan (the "ESPP"), our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The ESPP provides for

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     STOCK-BASED COMPENSATION (Continued)

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

  As of December 31, 2016, total shares remaining available for issuance under the ESPP were 237,627.

  Performance-Contingent RSAs and RSUs

  Since 2011, the Compensation Committee of our Board of Directors (the "Compensation Committee") has approved grants of performance-contingent RSAs to senior management and a non-executive officer. Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment. Recognition of stock-based compensation expense begins when the performance goals are deemed probable of achievement.

  Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment. As of March 31, 2014, we determined that the achievement of the requisite performance conditions for vesting of the first tranche of these awards was probable and the total stock-based compensation expense of $7.0 million for the first tranche was fully recognized through May 2014. In connection with the Spin-Off, our Compensation Committee approved the modification of the remaining tranches related to these awards as the performance conditions associated with the remaining portions of these awards were unlikely to be consistent with the new strategies of each company following the Spin-Off. The remaining 63,000 RSAs for which service-based vesting was not triggered at the time of the Spin-Off remain subject to new performance conditions (as well as the original service conditions). In addition, the RSAs for which both the performance and service-based conditions were not achieved prior to the Spin-Off were entitled to the pro rata dividend distribution made by the Company on June 2, 2014 of one ordinary share of Theravance Biopharma for every 3.5 shares of the Company's common stock subject to their awards, which will also be subject to the same new performance and service conditions as the original RSAs to which they relate. During the year ended December 31, 2016, we determined that the achievement of the requisite performance conditions was met and, as a result, $1.3 million compensation cost was recognized for the remaining equity awards.

  On January 14, 2016, the Compensation Committee approved and granted 282,394 RSAs and 46,294 RSUs to senior management. These awards include a market condition based on Relative Total Shareholder Return ("TSR") and a service condition that requires continued employment, collectively the "Performance Measures". The vesting percentages of these awards are calculated based on the two-year TSR with a catch-up provision opportunity measured on January 13, 2019 for RSAs and on September 30, 2018 for RSUs. Two-thirds of amounts earned at the end of year two will vest and be distributed on February 20, 2018, while the final one-third earned after two years as well as the catch-up amount earned will vest and be distributed on February 20, 2019 for RSAs and November 20, 2018 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 328,688 shares granted upon the actual performance against the Performance Measures. The grant date fair value of these awards is determined using a Monte Carlo valuation model. The aggregate value of $2.0 million is recognized as compensation expense over the implied service period and will not be reversed if the market condition is not met.

INNOVIVA, INC.

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

  Each of our independent directors receives periodic automatic grants of equity awards under a program implemented under the 2012 Plan. These grants are non-discretionary. Only our independent directors or affiliates of such directors are eligible to receive automatic grants under the 2012 Plan. Under the program, as amended following the Spin-Off, each individual who first becomes a non-employee director will, on the date such individual joins the Board of Directors, automatically be granted a one-time grant of RSUs covering a number of shares of our common stock calculated as $250,000 divided by our common stock closing share price on the date of grant as reported on The NASDAQ Global Select Market, rounded down to the nearest whole share (the "Initial RSUs"), plus a one-time grant of RSUs covering a number of shares of our common stock calculated as $250,000 divided by our common stock closing share price on the date of grant as reported on The NASDAQ Global Select Market, which would be pro-rated for the number of whole months remaining until the anniversary of the prior year's stockholders' meeting, rounded down to the nearest whole share (the "Pro Rata RSUs"). The Initial RSUs vest in two equal annual installments, while Pro-Rata RSUs vest in a single installment at the sooner of the next annual stockholder meeting or the one-year grant anniversary, in each case subject to the non-employee director's continuous service through the applicable vesting date.

  Annually, upon his or her re-election to the Board at the Annual Meeting of Stockholders, each non-employee director is automatically granted an RSU covering a number of shares of our common stock calculated as $250,000 divided by our common stock closing share price on the date of grant as reported on The NASDAQ Global Select Market, rounded down to the nearest whole share. Annual RSUs will vest at the sooner of the next annual stockholder meeting or the one-year anniversary of grant, subject to the non-employee director's continuous service through the applicable vesting date.

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

  Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Research and development	$632	$1,036	$2,781
General and administrative	7,665	5,837	12,980

Stock-based compensation from continuing operations	8,297	6,873	15,761
Stock-based compensation from discontinued operations	—	—	11,629

Total stock-based compensation expense	$8,297	$6,873	$27,390

  Stock-based compensation expense included in the consolidated statements of operations by award type is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Stock options	$632	$789	$4,658
RSUs	1,920	2,492	4,564
RSAs	3,492	2,850	7,575
Performance-based RSUs	—	—	3
Performance-based RSAs	1,293	613	10,580
Market-based RSUs	112	—	—
Market-based RSAs	693	—	—
ESPP	155	129	10

Total stock-based compensation expense	$8,297	$6,873	$27,390

  As of December 31, 2016, the unrecognized stock-based compensation cost, net of expected forfeitures for awards expected to vest, including performance-contingent RSAs for which the performance milestones

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     STOCK-BASED COMPENSATION (Continued)

  were determined to be probable of achievement, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

(In thousands)	Unrecognized Compensation Cost	Weighted- Average Amortization Period (Years)
Stock options	$899	1.5
RSUs	1,539	1.1
RSAs	8,076	2.6
Performance-based RSAs	242	0.9
Market-based RSUs	156	1.4
Market-based RSAs	1,000	1.5

Total stock-based compensation expense	$11,912

  Compensation Awards

  The following table summarizes equity award activity under the 2012 Plan and Prior Plans and related information:

(In thousands, except per share data)	Number of outstanding options	Weighted- Average Exercise Price of Outstanding Options	Number of outstanding RSUs and PSUs	Weighted- Average Fair Value per Share at Grant	Number of outstanding RSAs and PSAs	Weighted- Average Fair Value per Share at Grant
Balance as of December 31, 2015	4,262	$23.00	459	$18.34	1,305	$18.00
Granted	—	—	237	11.32	645	10.36
Exercised	(19)	9.09	—	—	—	—
Released RSUs/RSAs	—	—	(269)	16.93	(809)	17.86
Forfeited	(1,343)	21.65	(14)	16.75	(16)	21.61

Balance as of December 31, 2016	2,900	23.72	413	15.29	1,125	13.67

  As of December 31, 2016, the aggregate intrinsic value of the options outstanding was $0.1 million and the aggregate intrinsic value of the options exercisable was $0.1 million.

  The total intrinsic value of the options exercised was $38,000 in the year ended December 31, 2016, $0.5 million in the year ended December 31, 2015 and $17.5 million in the year ended December 31, 2014. The total estimated fair value of options vested was $4.7 million in the year ended December 31, 2016, $10.0 million in the year ended December 31, 2015 and $5.7 million in the year ended December 31, 2014.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     STOCK-BASED COMPENSATION (Continued)

  Valuation Assumptions

  We based the range of weighted-average estimated values of employee stock option grants and rights granted under the ESPP, as well as the weighted-average assumptions used in calculating these values, on estimates as of the date of grant, as follows:

Year Ended December 31, 2014
Employee stock options(1)
Risk-free interest rate	1.6% - 2.1%
Expected term (in years)	5 - 6
Volatility	52% - 60%
Dividend yield	3% - 4%
Weighted-average estimated fair value of stock options granted	$15.63

(1)
There were no stock options granted for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015	2014
Employee stock purchase plan issuances
Risk-free interest rate	0.4% - 1.0%	0.1% - 0.9%	0.1% - 0.5%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2
Volatility	39% - 66%	44% - 69%	43% - 55%
Dividend yield	0%	0% - 6%	8%
Weighted-average estimated fair value of ESPP shares granted	$4.47	$4.52	$4.49

7.     DEBT

  Our debt consists of:

	December 31,
(In thousands)	2016	2015
Convertible subordinated notes due 2023	$240,984	$255,109
Non-recourse notes due 2029	487,189	493,162

Total debt	728,173	748,271
Unamortized debt issuance cost	(12,080)	(15,140)
Current portion of non-recourse notes due 2029	(7,752)	—

Net long-term debt	$708,341	$733,131

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     DEBT (Continued)

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

  For the year ending December 31, 2016, we retired a portion of our 2023 Notes with a face value of $14.1 million and carrying value of $13.9 million by way of purchase in the open market. The 2023 Notes were purchased for a total settlement price of $11.6 million resulting in a gain of $2.3 million, which is included in other income (expense), net in the condensed consolidated statement of operations. As a result of the partial retirement of our 2023 Notes, we entered into partial termination agreement of the capped call option transaction described above. The partial termination agreement of the capped call option transaction enabled us to receive $0.6 million from the counterparty, which was recorded as an increase in additional paid-in capital in our condensed consolidated balance sheets as of December 31, 2016.

  Non-Recourse Notes Due 2029

  In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse fixed rate term notes due 2029 (the "2029 Notes") issued by our wholly-owned subsidiary.

  The 2029 Notes are secured by a security interest in a segregated bank account established to receive 40% of royalties due to us under the LABA Collaboration with GSK commencing on April 1, 2014 and ending upon the earlier of full repayment of principal or May 15, 2029. The amounts in the segregated bank account can only be used to make interest and principal payments on the 2029 Notes. As of December 31, 2016 and 2015, the balance of the segregated bank account was not material.

  The 2029 Notes bear an annual interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014. The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. Prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter is less than the interest accrued for the quarter, the principal amount of the 2029 Notes increased by the interest shortfall amount for that period, and considered as payment in kind ("PIK"). Since issuance, $44.0 million of interest expense has been added to the principal balance of the 2029 Note, of which $0.9 million and $22.7 million was added during the years ended December 31, 2016

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     DEBT (Continued)

  and 2015, respectively. During the year ended December 31, 2016, the principal balance of the 2029 Notes was paid down by $6.8 million with the payments received from the royalty revenues generated in the previous quarters ended June 30 and September 30, 2016. Since the principal and interest payments on the 2029 Notes are based on royalties from product sales recorded by GSK, which will vary from quarter to quarter and are unknown to us, the 2029 Notes may be repaid prior to the final maturity date in 2029. The 2029 Notes can be prepaid subject to a prepayment premium of 5% until April 17, 2016, 2.5% thereafter until April 17, 2017, and without premium afterwards.

  In connection with the sale of the 2029 Notes, we incurred approximately $15.3 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the 2029 Notes.

  As of December 31, 2016, the principal balance of the 2029 Notes was $487.2 million, which will be partially paid down by $7.8 million in the next quarterly payment expected to be made in February 2017. This payment is based on our royalty revenues of $46.8 million for the three months ended December 31, 2016.

8.     SHAREHOLDERS' DEFICIT

  Dividends

  On February 20, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on March 12, 2015. This dividend was paid on March 31, 2015. On April 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on June 12, 2015. This dividend was paid on June 30, 2015. On July 24, 2015, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock to stockholders of record as of the close of business on September 10, 2015. This dividend was paid to our stockholders on September 30, 2015. During the year ended December 31, 2015, we paid an aggregate of $87.3 million in dividends. Unvested RSAs and certain unvested RSUs as of the record date are also entitled to dividends, which will only be paid when the RSAs and such RSUs vest and are released. For further information on the impact of the cash dividend payments on the 2023 Notes, refer to Note 7, "Debt".

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

  Share Repurchase Program

  On October 28, 2015, we announced the 2016 Share Repurchase Program. As a component of the Share Repurchase Program, on October 30, 2015, we commenced a "modified Dutch auction" tender offer (the "October 2015 TO") to purchase up to $75 million of our common stock, at a price per share of not less than $8.50 and not greater than $9.25, which will be contingent upon satisfaction of customary conditions. The October 2015 TO expired on December 1, 2015. The following table shows our share repurchase activity and related information on the October 2015 TO:

(In thousands except per share data)
Purchase period end date	December 2015
Shares repurchased and retired	2,576
Amount	$24,641
Average price per share	$9.56

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     SHAREHOLDERS' DEFICIT (Continued)

  Additionally, as part of the 2016 Share Repurchase Program, we repurchased shares of its common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	December 31,
(In thousands except per share data)	2016	2015
Shares repurchased and retired	7,201	100
Amount	$78,095	$995
Average price per share	$10.84	$9.95

9.     COMMITMENTS AND CONTINGENCIES

  Operating Lease and Lease Guarantee

  Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2016, the total remaining lease payments, which run through May 2020, were $21.7 million. The carrying value of this lease guarantee was $1.1 million as of December 31, 2016 and is reflected in other long-term liabilities in our consolidated balance sheet. Amortization on the lease guarantee commenced in 2016 and amortization expense for the year ended December 31, 2016 was $0.2 million.

  On June 10, 2016, we executed a lease for our new corporate headquarters in Brisbane, California. The term of the new lease is seven years, subject to our right to extend the lease. Minimum lease payments under the new lease are as follows as of December 31, 2016:

(In thousands)
Years ending December 31:
2017	$380
2018	392
2019	403
2020	416
2121	428
Thereafter	642

Total	$2,661

  In connection with entering into the new lease, we terminated our sublease by and between us and Theravance Biopharma, dated June 2, 2014 (the "Gateway Sublease"). The Gateway Sublease was set to expire on May 31, 2020. On June 10, 2016, we executed a Sublease Termination Agreement with Theravance Biopharma to terminate the Gateway Sublease (the "Gateway Sublease Termination Agreement"). No termination fee was payable to Theravance Biopharma as a result of this Gateway Sublease Termination Agreement.

  Guarantees and Indemnifications

  We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2016.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	As of December 31,
(In thousands)	2016	2015
Deferred tax assets
Net operating loss carryforwards	$417,000	$392,000
Deferred revenues	1,000	1,000
Research and development tax credit carryforwards	53,000	53,000
Other	13,000	17,000

Total deferred tax assets	484,000	463,000
Valuation allowance	(484,000)	(463,000)

Net deferred tax assets	$—	$—

  The differences between the U.S. federal statutory income tax rate to our effective tax rate are as follows:

	As of December 31,
	2016	2015	2014
U.S. federal income tax rate	35.00%	34.00%	35.00%
Non-deductible executive compensation	1.55	(1.94)	(0.16)
Stock-based compensation	0.09	(0.23)	(1.11)
Federal and state research credits	—	—	12.66
Effect of Spin-Off Transaction	—	—	(203.20)
Other	(0.29)	(0.56)	(4.04)
Change in valuation allowance	(36.19)	(31.27)	160.85

Effective tax rate	0.16%	—%	—%

  Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $20.6 million in the year ended December 31, 2016, increased by $4.7 million in the year ended December 31, 2015, and decreased by $103.8 million in the year ended December 31, 2014.

  The increase in the valuation allowance in the year ended December 31, 2016 was primarily due to early adoption of the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09"), for which we recognized additional excess stock option tax benefits of $46.9 million in net operating loss carryforwards.

  The increase in the valuation allowance in the year ended December 31, 2015 was primarily a result of net operating loss carryforwards.

  As of December 31, 2016, we had federal net operating loss carryforwards of approximately $1.1 billion, which will expire from 2025 through 2035, and federal research and development tax credit carryforwards of approximately $45.2 million, which will expire from 2018 through 2034. We also had state net operating loss carryforwards of approximately $674.3 million expiring in the years 2017 through 2035 and state research tax credits of approximately $32.3 million, which do not expire.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   INCOME TAXES (Continued)

  The net operating loss deferred tax asset balances as of December 31, 2016 include excess tax benefits from stock option exercises due to early adoption of ASU 2016-09.

  Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

  Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, we had no accrued interest or penalties.

  We conducted an analysis through the year ended December 31, 2015 to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards are expected to expire before becoming available to reduce federal and state income tax liabilities as a result of those identified ownership changes. If we undergo another ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

  Uncertain Tax Positions

  A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows (in thousands):

Unrecognized tax benefits as of December 31, 2013	$57,420
Gross decrease for tax positions for prior years	(42,650)
Gross increase in tax portions for 2014	689

Unrecognized tax benefits as of December 31, 2014	15,459
Gross increase in tax portions for 2015	29

Unrecognized tax benefits as of December 31, 2016 and 2015	$15,488

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

  We are subject to taxation in the U.S. and various state jurisdictions. The tax years 1999 and forward remain open to examination by the federal and most state tax authorities due to net operating loss and overall credit carryforward positions.

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

  In addition, we entered into other definitive agreements in connection with the Spin-Off, including (1) a Transition Services Agreement pursuant to which Theravance Biopharma and we will provide each other with a variety of administrative services, including financial, tax, accounting, information technology, legal and human resources services, for a period of time of up to 12 months following the Spin-Off, (2) a Tax Matters Agreement that generally governs the parties' respective rights, responsibilities and obligations after the separation with respect to taxes, (3) the Gateway Sublease and (4) an Employee Matters Agreement that allocates liabilities and responsibilities relating to employee compensation, benefit plans, programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations. These arrangements contain the provisions related to the Spin-Off and the distribution of Theravance Biopharma's ordinary shares to our stockholders.

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

  Theravance Biopharma's historical results of operations have been presented as discontinued operations in our consolidated statement of operations for the year ended December 31, 2014. See Note 12, "Discontinued Operations," for further information.

12.   DISCONTINUED OPERATIONS

  On June 1, 2014, we separated our research and drug development businesses from our late-stage partnered respiratory assets. For further information on the Spin-Off, refer to Notes 1 and 11, "Description of Operations and Summary of Significant Accounting Policies" and "Spin-Off of Theravance Biopharma, Inc.". The significant components of the research and drug development operations, which are presented as discontinued operations on the consolidated statements of operations for the year ended December 31, 2014, were as follows:

(In thousands)
Net revenues(1)	$3,129
Loss from discontinued operations(2)	(94,934)

  (1)
  Net revenues primarily consist of revenue from collaborative arrangements and product sales. Revenue from collaborative arrangements was recognized from our agreement with R-Pharm CJSC, which was transferred to Theravance Biopharma as a part of the Spin — Off. Product sales were generated from sales of VIBATIV in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers ordered VIBATIV through

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   DISCONTINUED OPERATIONS (Continued)

    these distributors. Commencing in the first quarter of 2014, revenue on the sale of VIBATIV was recorded on a sell-through basis, once the distributors sold the product to healthcare providers. Product sales were recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

  (2)
  Included in the loss from discontinued operations for the year ended December 31, 2014 are external legal and accounting fees in connection with our separation strategy which we started to incur in the year ended December 31, 2013 and the additional stock-based compensation and cash bonus expense recognized due to the achievement of performance conditions under a special long-term retention and incentive equity and cash bonus awarded to certain employees in the year ended December 31, 2011, which we started to incur in the year ended December 31, 2014.

  There was no impact of the discontinued operations after the Spin-Off to our revenues and expenses for the year ended December 31, 2016 and 2015.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2016. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2016
Net revenue	$24,176	$32,472	$33,309	$43,612
Total operating expenses(1)	(6,644)	(6,595)	(5,391)	(5,951)
Income from operations	17,532	25,877	27,918	37,661
Net income	$4,435	$14,597	$15,033	$25,471
Basic net income per share	$0.04	$0.13	$0.14	$0.24
Diluted net income per share	$0.04	$0.13	$0.13	$0.22

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2015
Net revenue	$6,896	$10,655	$13,562	$22,836
Total operationg expenses(1)	(6,151)	(5,547)	(5,128)	(5,543)
Income from operations	745	5,108	8,434	17,293
Net income (loss)	$(10,667)	$(7,810)	$(4,584)	$4,301
Basic and diluted net income (loss) per share	$(0.09)	$(0.07)	$(0.04)	$0.04

Cash dividends declared per common share	$0.25	$0.25	$0.25	$—

(1)
Amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innoviva, Inc.

        We have audited the accompanying consolidated balance sheets of Innoviva, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innoviva, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innoviva Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 28, 2017

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        We conducted an evaluation as of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

        Our independent registered public accounting firm, Ernst & Young LLP, has audited our internal control over financial reporting as of December 31, 2016. Their attestation report on the audit of our internal control over financial reporting is included below.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2016 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innoviva, Inc.

        We have audited Innoviva, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Innoviva, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Innoviva, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Innoviva, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 of Innoviva, Inc. and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 28, 2017

ITEM 9B.    OTHER INFORMATION

  None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference from our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this Item is incorporated by reference from our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,259,943	(1)	$23.96	(3)	3,791,468	(4)
Equity compensation plans not approved by security holders	53,595	(2)	10.79	(3)	—

Total	3,313,538	(1)(2)	$23.72	(3)	3,791,468	(4)

(1)
Includes 2,846,876 shares issuable upon exercise of outstanding options and 413,067 shares issuable upon vesting of outstanding restricted stock units and restricted stock awards.

(2)
Includes 53,595 shares issuable upon exercise of outstanding options and no outstanding restricted stock units.

(3)
Does not take into account outstanding restricted stock units and restricted stock awards as these awards have no exercise price.

(4)
Includes 237,627 shares of common stock available under our Employee Stock Purchase Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

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

ITEM 16.    FORM 10-K SUMMARY

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVIVA, INC.
Date: February 28, 2017	By:	/s/ MICHAEL W. AGUIAR Michael W. Aguiar Chief Executive Officer

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

Signature	Title	Date

/s/ MICHAEL W. AGUIAR Michael W. Aguiar	Chief Executive Officer (Principal Executive Officer)	February 28, 2017
/s/ ERIC D'ESPARBES Eric d'Esparbes	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017
/s/ WILLIAM WALTRIP William H. Waltrip	Chairman of the Board	February 28, 2017
/s/ BARBARA DUNCAN Barbara Duncan	Director	February 28, 2017
/s/ CATHERINE J. FRIEDMAN Catherine J. Friedman	Director	February 28, 2017

Signature	Title	Date

/s/ PATRICK G. LEPORE Patrick G. LePore	Director	February 28, 2017
/s/ PAUL PEPE Paul Pepe	Director	February 28, 2017
/s/ JAMES L. TYREE James L. Tyree	Director	February 28, 2017

Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
3.1		Amended and Restated Certificate of Incorporation	S-1	3.3	7/26/04

3.2		Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3.4	3/31/07

3.3		Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware, effective on January 7, 2016	8-K	3.1	1/8/16

3.4		Amended and Restated Bylaws, amended and restated as of February 8, 2017	8-K	3.1	2/9/17

3.7		Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc.	8-K	3.7	1/8/16

4.1		Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/06

4.4		Indenture dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.4	1/25/13

4.5		Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)

4.6		Indenture, dated April 17, 2014.	8-K	10.1	4/21/14

4.7		Form of 9.0% Convertible Subordinated Note Due 2029	8-K	10.2	4/21/14

10.1	+	1997 Stock Plan	S-1	10.1	6/10/04

10.2	+	Long-Term Stock Option Plan	S-1	10.2	6/10/04

10.3	+	2004 Equity Incentive Plan, as amended by the Board of Directors February 10, 2010 and approved by stockholders April 27, 2010 and forms of equity award	10-K	10.3	12/31/11

10.4		Employee Stock Purchase Plan, as amended April 27, 2010	10-Q	10.4	6/30/10

10.5	+	Change in Control Severance Plan, as amended and restated on July 27, 2007	10-Q	10.8	6/30/08

10.6		Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	10.8	6/10/04

10.7		Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	10.9	6/10/04

10.8		Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10-Q	10.1	6/30/14

10.9	+	Form of Indemnification Agreement for directors and officers of the registrant	S-1	10.11	6/10/04

10.11		Amended and Restated Investors' Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S-1	10.13	6/10/04

10.13	*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10-K	10.13	12/31/13

10.18	+	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan	10-K	10.30	12/31/04

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
10.19	+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect through 2010)	10-Q	10.31	6/30/07

10.20	+	Description of Cash Bonus Program, as amended	10-K	10.22	12/31/09

10.24	+	Amended and Restated 2008 New Employee Equity Incentive Plan and forms of equity award	10-K	10.24	12/31/11

10.27	+	Amendment to Change in Control Severance Plan effective December 16, 2009	10-K	10.47	12/31/09

10.28	+	2009 Change in Control Severance Plan adopted December 16, 2009	10-K	10.48	12/31/09

10.29		First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	10.51	6/30/10

10.30		First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	10.51	6/30/10

10.32		Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	10.2	11/29/10

10.33	+	Form of Amendment to Restricted Stock Unit Agreements between the registrant and each current member of the Board of Directors outstanding as of December 31, 2010	10-K	10.45	12/31/10

10.34	*	Amendment to Strategic Alliance Agreement dated October 3, 2011	10-K	10.34	12/31/11

10.35		Common Stock Purchase Agreement, dated April 2, 2012, by and among Theravance, Inc., Glaxo Group Limited and GlaxoSmithKline LLC	8-K	10.1	4/2/12

10.36	+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan (executive officer form)	10-Q	10.36	3/30/12

10.37	+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan	10-Q	10.37	3/30/12

10.38	+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10-Q	10.38	6/30/12

10.40		Base Capped Call Transaction dated January 17, 2013	8-K	10.1	1/23/13

10.41		Additional Capped Call Transaction dated January 18, 2013	8-K	10.2	1/23/13

10.43		Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8-K/A	10.1	3/6/14

10.44	*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited dated March 3, 2014	8-K/A	10.2	3/6/14

10.45	*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited dated March 3, 2014	8-K/A	10.3	3/6/14

10.46		Form of Note Purchase Agreement, dated April 17, 2014.	8-K	1.1	4/21/14

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
10.47		Sale and Contribution Agreement, dated April 17, 2014.	8-K	10.1	4/21/14

10.48		Servicing Agreement, dated April 17, 2014.	8-K	10.2	4/21/14

10.49		Account Control Agreement, dated April 17, 2014.	8-K	10.3	4/21/14

10.50		Limited Liability Agreement of LABA Royalty Sub LLC, dated April 17, 2014.	8-K	10.4	4/21/14

10.51		Annex A — Rules of Construction and Defined Terms, dated April 17, 2014.	8-K	10.5	4/21/14

10.53		Separation and Distribution Agreement between Theravance and Theravance Biopharma, dated June 1, 2014	8-K	10.1	6/5/14

10.54		Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8-K	10.2	6/5/14

10.55		Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8-K	10.3	6/5/14

10.56		Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014.	8-K	10.4	6/5/14

10.57		Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014.	8-K	10.5	6/5/14

10.58	+	Equity Award Amendments for Employees VP Level or above remaining at Theravance, Inc.	10-Q	10.2	6/30/14

10.59	+	Policy for Non-Employee Director Stock Options (effective June 2, 2014)	10-Q	10.3	6/30/14

10.60	+	Offer Letter with Ted Witek dated May 2, 2014	10-Q	10.4	6/30/14

10.61	+	Offer Letter with George Abercrombie dated May 30, 2014	10-Q	10.5	6/30/14

10.62	+	Offer Letter with Michael W. Aguiar dated August 5, 2014	10-Q	10.1	9/30/14

10.63	+	Offer Letter with Eric d'Esparbes dated September 8, 2014	10-K	10.63	12/31/15

10.64		Amendment / Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10-Q	10.64	3/31/15

10.65	+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	10-Q	10.2	6/30/15

10.67	+	Offer Letter with Michael Faerm dated May 27, 2015	10-K	10.67	12/31/15

10.68		Office Lease Agreement by and between Innoviva, Inc. and 2000 Sierra Point Parkway LLC dated June 10, 2016	10-Q	10.68	6/30/16

10.69		Sublease Termination Agreement by and between Innoviva, Inc. and Theravance Biopharma US, Inc. dated June 10, 2016	10-Q	10.69	6/30/16

10.70		Partial Termination Agreement by and between Innoviva, Inc. and Bank of America, N.A., dated May 16, 2016	10-Q	10.70	6/30/16

10.71		Amended and Restated Indenture by and between LABA Royalty Sub LLC and U.S. Bank National Association dated August 3, 2016	10-Q	10.71	9/30/16

10.72		Partial Termination Agreement by and between Innoviva, Inc. and Bank of America, N.A., dated December 13, 2016

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015and 2014, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015and 2014, (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015and 2014, (v) Consolidated Statements of Cash Flows for years ended December 31, 2016, 2015and 2014, and (vi) Notes to Consolidated Financial Statements.

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