Form 10-Q
period 2017-03-31
Innoviva, Inc.
filed 2017-05-05
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding on April 28, 2017 was 109,354,866.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$159,808	$118,016
Short-term marketable securities	10,003	32,417
Related party receivables from collaborative arrangements	43,727	46,847
Prepaid expenses and other current assets	880	766
Total current assets	214,418	198,046
Property and equipment, net	328	368
Capitalized fees paid to a related party, net	177,089	180,545
Other assets	37	37
Total assets	$391,872	$378,996

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,304	$128
Accrued personnel-related expenses	998	2,361
Accrued interest payable	6,400	7,828
Other accrued liabilities	3,183	1,095
Non-recourse notes, due 2029, current	6,703	7,752
Deferred revenue, current	885	885
Total current liabilities	20,473	20,049
Convertible subordinated notes, due 2023, net of issuance costs	237,724	237,597
Non-recourse notes, due 2029, net of issuance costs	464,601	470,744
Other long-term liabilities	1,267	1,383
Deferred revenue	1,993	2,214
Commitments and contingencies (Notes 9)
Stockholders’ deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 109,348 and 108,585 shares issued as of March 31, 2017 and December 31, 2016, respectively	1,093	1,085
Treasury stock: 150 shares at March 31, 2017 and December 31, 2016	(3,263)	(3,263)
Additional paid-in capital	1,284,031	1,282,077
Accumulated other comprehensive income (loss)	(1)	1
Accumulated deficit	(1,616,046)	(1,632,891)
Total stockholders’ deficit	(334,186)	(352,991)
Total liabilities and stockholders’ deficit	$391,872	$378,996

See accompanying notes to condensed consolidated financial statements.

*Condensed consolidated balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $3,456 for the three months ended March 31, 2017 and 2016	$40,271	$23,955
Revenue from collaborative arrangements from a related party	221	221
Total net revenue	40,492	24,176

Operating expenses:
Research and development	354	392
General and administrative	10,795	6,252
Total operating expenses	11,149	6,644

Income from operations	29,343	17,532

Other income (expense), net	47	(32)
Interest income	236	92
Interest expense	(12,781)	(13,157)
Net income	$16,845	$4,435

Basic net income per share	$0.16	$0.04
Diluted net income per share	$0.15	$0.04

Shares used to compute basic and diluted net income per share:
Shares used to compute basic net income per share	107,487	112,482
Shares used to compute diluted net income per share	120,336	113,178

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$16,845	$4,435

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(2)	1
Comprehensive income	$16,843	$4,436

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$16,845	$4,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,496	3,483
Stock-based compensation	2,507	1,864
Amortization of premium (discount) on short term investment	17	(3)
Interest added to the principal balance of the non-recourse term notes due 2029	—	683
Amortization of debt issuance costs	687	699
Amortization of lease guarantee	(81)	—
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	3,120	(1,311)
Prepaid expenses and other current assets	(114)	(161)
Accounts payable	2,176	(242)
Accrued personnel-related expenses and other accrued liabilities	752	(625)
Accrued interest payable	(1,428)	(1,349)
Other long-term liabilities	5	(2)
Deferred revenue	(221)	(221)
Net cash provided by operating activities	27,761	7,250

Cash flows from investing activities
Maturities of marketable securities	26,387	27,671
Purchases of marketable securities	(3,992)	(15,978)
Net cash provided by investing activities	22,395	11,693

Cash flows from financing activities
Repurchase of common stock	—	(25,357)
Payment of principal on non-recourse notes due 2029	(7,752)	—
Payments of cash dividends to stockholders	(67)	(719)
Repurchase of shares to satisfy tax withholding	(553)	(442)
Proceeds from issuances of common stock, net	8	173
Net cash used in financing activities	(8,364)	(26,345)

Net increase (decrease) in cash and cash equivalents	41,792	(7,402)
Cash and cash equivalents at beginning of period	118,016	159,180

Cash and cash equivalents at end of period	$159,808	$151,778

Supplemental disclosure of cash flow information
Cash paid for interest	$13,522	$13,124

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva, Inc. (referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Innoviva’s portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO®ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), Innoviva is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist — Beta2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement (“LABA Collaboration”), which has been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2017 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)  2016-10 to clarify the implementation guidance on licensing and the identification of performance obligations consideration included in ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is also known as ASC 606, was issued in May 2014 and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08 to provide amendments to clarify the implementation guidance on principal versus agent considerations. ASU 2014-09 guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017 (as amended through ASU 2015-14 issued in August 2015), with early adoption permitted. Companies can elect a full retrospective method to recast prior-period financial statements or a modified retrospective method to recognize the cumulative effect as an adjustment to the retained earnings in the initial year. We plan to implement the standard in the first quarter of 2018 on a modified retrospective basis and do not anticipate that this standard will have a material impact on our accounting for royalty revenues. We are continuing to assess the potential impacts of the standard on the accounting for other revenues associated with the collaboration agreements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases in the consolidated balance sheets but recognize the impact on the consolidated statement of operations and cash flows in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. The standard is effective for us at the beginning January 1, 2019 and requires transition under a modified retrospective method. The most significant impact of the update to us is that we will be required to recognize a “right-of-use” asset and lease liability for the operating lease agreement that was not previously included on the balance sheet under the existing lease guidance. We anticipate that the treatment of the lease on our consolidated statement of operations and cash flows will not materially be affected by the adoption of the new standard.

2. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common shares outstanding. Diluted net income per share is computed by dividing net income adjusted with the interest expense on our unsecured convertible subordinated notes due 2023 (the “2023 Notes”) by the weighted-average number of shares of common shares and dilutive potential common share equivalents then outstanding. Dilutive potential common share equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common shares issuable upon assumed conversion of our 2023 Notes using the if-converted method.

The following table shows the computation of basic and diluted net income per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands except per share data)	2017	2016
Numerator:
Net income, basic	$16,845	$4,435
Add: Interest expense on 2023 Notes	1,407	—
Net income, diluted	$18,252	$4,435

Denominator:
Weighted-average shares used to compute basic net income per share	107,487	112,482
Dilutive effect of 2023 Notes	12,189	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	660	696
Weighted-average shares used to compute diluted net income per share	120,336	113,178

Net income per share
Basic	$0.16	$0.04
Diluted	$0.15	$0.04

Anti-Dilutive Securities

The following common share equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three months ended March 31,
(In thousands)	2017	2016
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	3,062	4,427
Shares issuable upon conversion of 2023 Notes	—	12,904
	3,062	17,331

3. Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three months ended March 31,
(In thousands)	2017	2016
Royalties from a related party - RELVAR/BREO	$38,689	$24,287
Royalties from a related party - ANORO	5,038	3,124
Total royalties from a related party	43,727	27,411
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)
Royalty revenue	40,271	23,955
Strategic alliance - MABA program license	221	221
Total net revenue from GSK	$40,492	$24,176

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

GSK Contingent Payments and Revenue

The potential future contingent payments receivable related to the MABA program of up to $363.0 million are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program. We are entitled to 15% of any contingent payments and royalties payable by GSK through our ownership interest in TRC.

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$6,006	$—	$(1)	$6,005
U.S. commercial paper	62,878	—	—	62,878
Money market funds	99,942	—	—	99,942
Total	$168,826	$—	$(1)	$168,825

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$12,428	$1	$—	$12,429
U.S. commercial paper	72,065	—	—	72,065
Money market funds	64,319	—	—	64,319
Total	$148,812	$1	$—	$148,813

As of March 31, 2017, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately one month.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of March 31, 2017 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$6,005	$—	$6,005
U.S. commercial paper	—	62,878	—	62,878
Money market funds	99,942	—	—	99,942
Total assets measured at estimated fair value	$99,942	$68,883	$—	$168,825
Liabilities
2023 Notes	$—	$227,248	$—	$227,248
Non-recourse notes due 2029 (the “2029 Notes”)	—	487,827	—	487,827
Total fair value of liabilities	$—	$715,075	$—	$715,075

	Estimated Fair Value Measurements as of December 31, 2016 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$12,429	$—	$12,429
U.S. commercial paper	—	72,065	—	72,065
Money market funds	64,319	—	—	64,319
Total assets measured at estimated fair value	$64,319	$84,494	$—	$148,813
Liabilities
2023 Notes	$—	$202,125	$—	$202,125
2029 Notes	—	487,189	—	487,189
Total fair value of liabilities	$—	$689,314	$—	$689,314

The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

The fair value of our 2023 Notes and of our 2029 Notes is based on recent trading prices of the instruments.

5. Capitalized Fees Paid to a Related Party

We capitalize fees paid to licensors related to agreements for approved products or commercialized products and amortize these fees on a straight-line basis over their estimated useful lives upon the commercial launch of the product. The estimated useful lives of these capitalized fees are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the agreement is terminated earlier. Capitalized fees paid to a related party of $220.0 million consist registrational and launch-related milestone fees paid to GSK. Accumulated amortization of these capitalized fees is $42.9 million as of March 31, 2017.

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

Included in these performance-contingent RSAs is the remaining grant of 63,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued service to the company. During the year ended December 31, 2016, we determined that the achievement of the requisite performance conditions was met. These awards remain subject to continued employment and will vest in November 2017.  The stock-based compensation cost for these awards was not material for the three months ended March 31, 2017.

On January 14, 2016, the Compensation Committee approved and granted 282,394 RSAs and 46,294 RSUs to senior management. These awards include a market condition based on Total Shareholder Return (“TSR”) and a service condition that requires continued employment, collectively the “Performance Measures I”. The vesting percentages of these awards are calculated based on the two-year TSR with a catch-up provision opportunity measured on January 13, 2019 for RSAs and on September 30, 2018 for RSUs. Two-thirds of amounts earned at the end of year two will vest and be distributed on February 20, 2018, while the final one-third earned after two years as well as the catch-up amount earned will vest and be distributed on February 20, 2019 for RSAs and November 20, 2018 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 328,688 shares granted upon the actual performance against the Performance Measures I. The grant date fair value of these awards is determined using a Monte Carlo valuation model. The aggregate value of $2.0 million is recognized as compensation expense over the implied service period and will not be reversed if the market condition is not met.

On January 17, 2017, the Compensation Committee approved and granted 353,508 RSAs and 53,360 RSUs to senior management. These awards include a market condition based on the TSR of Innoviva’s common stock as compared to the TSR of NASDAQ Biotechnology Index (“Index”) and a service condition that requires continued employment, collectively the “Performance Measures II”. The vesting percentages of these awards are calculated based on the two-year performance period with a catch-up provision opportunity measured on December 31, 2019 for RSAs and on September 30, 2019 for RSUs. Two-thirds of amounts earned at the end of year two will vest and be distributed on February 20, 2019, while the final one-third earned after two years as well as the catch-up amount earned will vest and be distributed on February 20, 2020 for RSAs and November 20, 2019 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 406,868 shares granted upon the actual performance against the Performance Measures II. The grant date fair value of these awards is determined using a Monte Carlo valuation model. The aggregate value of $3.2 million is recognized as compensation expense over the implied service period and will not be reversed if the market condition is not met.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
(In thousands)	2017	2016
Research and development	$178	$175
General and administrative	2,329	1,689
Total stock-based compensation expense	$2,507	$1,864

As of March 31, 2017, unrecognized stock-based compensation cost, net of expected forfeitures for awards expected to vest, including performance-contingent RSAs for which the performance milestones were determined to be probable of achievement was as follows:

(In thousands)	Unrecognized Compensation Cost
Stock options	$750
RSUs	1,488
RSAs	11,558
Performance-based RSAs	175
Market-based RSUs	510
Market-based RSAs	3,383
Total stock-based compensation expense	$17,864

7. Debt

Our debt consists of:

	March 31	December 31,
(In thousands)	2017	2016
Convertible subordinated notes due 2023	$240,984	$240,984
Non-recourse notes due 2029	479,437	487,189
Total debt	720,421	728,173
Unamortized debt issuance cost	(11,393)	(12,080)
Current portion of non-recourse notes due 2029	(6,703)	(7,752)
Net long-term debt	$702,325	$708,341

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of our unsecured 2023 Notes, which will mature on January 15, 2023. The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately-negotiated capped call option transactions in connection with the issuance of the notes. The 2023 Notes bear interest at the rate of 2.125% per year that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2013. Prior to March 31, 2017, the principal balance of the 2023 Notes was reduced to $241.0 million by the partial coversion of $32.4 million in 2014 and repurchase of $14.1 million in open market in 2016. As of March 31, 2017, the capped call strike price and cap price are at $19.77 and $27.04, respectively.

Non-Recourse Notes Due 2029

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of the 2029 Notes issued by our wholly-owned subsidiary. The 2029 Notes bear an annual fixed interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014. The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. The redemption  premium is 2.5% until April 17, 2017, and there is no redemption premium after such date.

Since the principal and interest payments on the 2029 Notes are based on royalties from product sales recorded by GSK, which will vary from quarter to quarter and are unknown to us, the 2029 Notes may be repaid prior to the final maturity date in 2029.  Prior to March 31, 2017, the principal balance of the 2029 Notes was paid down by $14.6 million, of which $7.8 million was made during the three months ended March 31, 2017 with the payments received from the royalty revenues generated in the previous quarter ended December 31, 2016. As of March 31, 2017, the principal balance of the 2029 Notes was $479.4 million, which will be partially paid down by $6.7 million in the next quarterly payment expected to be made in May 2017. This payment is based on our royalty revenues of $43.7 million for the three months ended March 31, 2017. On April 10, 2017, we announced our plan to prepay $50.0 million in outstanding principal on our 2029 Notes on May 15, 2017 as part of the 2017 Capital Return Plan.

8. Shareholders’ Deficit

In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. There were no activities related to the 2017 Capital Return Plan during the three months ended March 31, 2017.

9. Commitments and Contingencies

We have an existing lease agreement for our corporate headquarters with term expiring in June 2023. We also have a lease guarantee obligation for our former facility, which was assigned to Theravance Biopharma Inc. through the end of the lease in May 2020.

10. Income Taxes

The effective tax rate for the three months ended March 31, 2017 was 0.1%, compared to 0.2% for the same period in 2016. Should we generate taxable income in 2017, we expect that the taxable income will be substantially offset by the utilization of net operating losses or other deferred tax assets.  The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to a change in valuation allowance against net deferred tax assets.

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

OVERVIEW

Executive Summary

Innoviva, Inc. is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals, to maximize the commercial potential of its respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the “GSK Agreements”), we are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are  upward tiering and range from 6.5% to 10%. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including the closed triple combination therapy for COPD (FF/UMEC/VI).

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of March 31, 2017, we had 14 employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Recent Highlights

•                 First quarter 2017 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $257.9 million, up 76% from $ 161.9 million in the first quarter of 2016, with $137.2 million in net sales from the U.S. market and $120.7 million from non-U.S. markets.

•                  First quarter 2017 net sales of ANORO® ELLIPTA® by GSK were $77.5 million, up 61% from $48.1 million in the first quarter of 2016, with $49.1 million of sales from the U.S. market and $28.4 million from non-U.S. markets.

•                  Announced in February 2017, the positive headline results from a non-inferiority lung function study, which demonstrated that patients with well-controlled asthma were able to switch to the once-daily Relvar® Ellipta® (fluticasone furoate/vilanterol, FF/VI) 100/25, an inhaled corticosteroid (ICS)/ LABA combination, from the twice-daily Seretide® Accuhaler® (fluticasone propionate /salmeterol, FP/SAL) 250/50, without compromising their lung function.

Capital Return Plan

In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. The 2017 Capital Return Plan is expected to be funded using our working capital. We are not obligated to repurchase any specific dollar amount of debt or equity or number of shares of common stock under the 2017 Capital Return Plan. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, general financial, economic and market conditions, prevailing market prices for shares of our common stock and notes, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. Our 2017 Capital Return Plan may be suspended or discontinued at any time. There can be no assurance as to the actual volume of any debt or share repurchases in any given period or over the term of the program or as to the manner or terms of any such transactions.

On April 10, 2017, we announced our plan to prepay $50.0 million in outstanding principal on our 2029 Notes on May 15, 2017 as part of the 2017 Capital Return Plan discussed above.

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

As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, in accordance with the GSK Agreements, we paid milestone fees to GSK totaling $220.0 million during the year ended December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing development and commercialization activities under the GSK Agreements including participation on the joint steering committee and joint project committees that are expected to continue over the life of the agreements. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the products.

We are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO® ELLIPTA®, royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK in which GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the “Additional MABAs”). GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. We are entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF). For a detailed discussion of our alliance with GSK, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017.

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

There were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	$	%
Royalties from a related party - RELVAR/BREO	$38,689	$24,287	$14,402	59%
Royalties from a related party - ANORO	5,038	3,124	1,914	61%
Total royalties from a related party	43,727	27,411	16,316	60%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—%
Royalty revenue	40,271	23,955	16,316	68%
Strategic alliance - MABA program license	221	221	—	—%
Total net revenue from GSK	$40,492	$24,176	$16,316	67%

Total net revenue increased for the three months ended March 31, 2017 compared to the same period a year ago primarily due to the growth in prescriptions and market share quarter over quarter for both RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Research & Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	$	%
Research and development expenses	$354	$392	$(38)	(10)%

Research and development expenses decreased for the three months ended March 31, 2017 compared to the same period a year ago primarily due to reduced activities related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	$	%
General and administrative expenses	$10,795	$6,252	$4,543	73%

General and administrative expenses increased for the three months ended March 31, 2017 compared to the same period a year ago primarily due to proxy contest costs of $4.2 million.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	2016	%
Other income (expense), net	$47	$(32)	$79	*
Interest income	236	92	144	157%

*Not meaningful

Other income (expense), net increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily related to the amortization of the lease guarantee obligation related to the South San Francisco facilicy assigned to Theravance Biopharma.

Interest income increased for the three months ended March 31, 2017 as compared to the same period a year ago primarily due to higher interest generated from our investments in marketable securities.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	$	%
Interest expense	$(12,781)	$(13,157)	$376	(3)%

Interest expense decreased for the three months ended March 31, 2017 compared to the same period a year ago primarily due to lower outstanding average principal balances on our 2029 Notes, of which $14.6 million was repaid, and on our 2023 Notes, of which $14.1 million was repurchased since March 31, 2016. See “Liquidity” section below for further information.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. Since the start of the commercialization of RELVAR®/ BREO® ELLIPTA® in the fourth quarter of 2013 and ANORO® ELLIPTA® during 2014, we have complemented the source of financing with royalty revenues from the global net sales of these products by GSK. In the three months ended March 31, 2017, we generated gross royalty revenues from GSK of $43.7 million. Net cash and cash equivalents, short term investments and marketable securities totaled $169.8 million, and royalties receivable from GSK totaled $43.7 million as of March 31, 2017.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of our 2029 Notes. The 2029 Notes are secured exclusively by a security interest in a segregated bank account established to receive 40% of the royalties from global net sales due to us under the LABA Collaboration Agreement with GSK and ending upon the earlier of full repayment of principal or May 15, 2029. As of March 31, 2017, the remaining balance of the 2029 Notes was $479.4 million. $7.8 million principal payment on the 2029 Notes was made during the three months ended March 31, 2017.

On April 10, 2017, we announced our plan to prepay $50.0 million in outstanding principal on our 2029 Notes as part of the 2017 Capital Return Plan discussed in the preceding section.

Adequacy of Cash Resources to Meet Future Needs

We believe that cash from projected future royalty revenues and our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated debt service and operating needs, including the funding of the 2017 Capital Return Plan discussed in the preceding section, for at least the next twelve months based upon current operating plans and financial forecasts. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, from time to time we may restructure or reduce our debt, including through tender offers, redemptions, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Net cash provided by operating activities	$27,761	$7,250	$20,511
Net cash provided by investing activities	22,395	11,693	10,702
Net cash used in financing activities	(8,364)	(26,345)	17,981

Cash Flows from Operating Activities

Cash provided by operating activities is primarily driven by net income, excluding the effect of non-cash charges and net changes in our operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2017 of $27.8 million was primarily due to:

•                  $46.8 million provided by receipt of royalties from a related party and revenue from collaborative arrangements, after adjusting for a $3.1 million decrease in receivables from collaborative arrangements;

•                  $5.2 million used for operating expenses, after adjusting for $3.2 million of non-cash related items, consisting primarily of stock-based compensation expense of $2.5 million; and

•                  $13.5 million used for interest payments on 2023 Notes and 2029 Notes.

Net cash provided by operating activities for the three months ended March 31, 2016 of $7.3 million was primarily due to:

•                  $26.1 million provided by receipt of royalties from a related party and revenue from collaborative arrangements, after adjusting for a $1.3 million increase in receivables from collaborative arrangements;

•                  $5.4 million used for operating expenses, after adjusting for $1.9 million of non-cash related items, consisting primarily of stock-based compensation expense; and

•                  $13.1 million used for interest payments on the 2023 Notes and 2029 Notes.

Cash Flows from Investing Activities

Net cash flows from investing activities for the three months ended March 31, 2017 of $22.4 million was primarily due to $26.4 million proceeds received from maturities of marketable securities, partially offset by $4.0 million in purchases of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2016 of $11.7 million was primarily due to $27.7 million of proceeds received from the maturities of marketable securities, partially offset by $16.0 million in purchases of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 of $8.4 million was primarily due to $7.8 million partial payment on the principal of the 2029 Notes and $0.6 million paid for repurchase of shares to satisfy tax withholding.

Net cash used in financing activities for the three months ended March 31, 2016 of $26.3 million was primarily due to $25.4 million paid for the repurchase of common stock, $0.7 million of cash dividends paid to our stockholders, $0.4 million paid for repurchase of shares to satisfy tax withholding and $0.2 million of net proceeds received from the issuance of our common stock.

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of March 31, 2017, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $20.2 million. The carrying value of this lease guarantee was $1.0 million as of March 31, 2017 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2017.

Contractual Obligations and Commercial Commitments

Other than scheduled payments made in the ordinary course, there have been no material changes to our contractual obligations from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our annual report on Form 10-K for the year ended December 31, 2016.

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of March 31, 2017.

		Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
2023 Notes	$271,710	$5,121	$10,242	$10,242	$246,105
2029 Notes	479,437	*	*	*	*
Facility leases	2,568	383	801	850	534
Total	$753,715	$5,504	$11,043	$11,092	$246,639

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the three months ended March 31, 2017, there have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Innoviva have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As disclosed in our Current Report on Form 8-K, filed with the SEC on April 26, 2017, on April 20, 2017, Sarissa Capital Domestic Fund LP and certain of its affiliates (together, “Sarissa”) filed a Verified Complaint Pursuant to Section 225 of the Delaware General Corporation Law and for Specific Performance in the Delaware Court of Chancery, captioned Sarissa Capital Domestic Fund LP, et al. v. Innoviva, Inc., C.A. No. 2017-0309-JRS (the “Specific Performance Litigation”). Sarissa alleges that it had entered into a binding agreement to settle its proxy contest in exchange for the inclusion of each of George W. Bickerstaff, III and Odysseas Kostas, M.D. on our Board of Directors. Sarissa seeks specific performance of the alleged agreement. With the complaint, Sarissa also filed a Motion for Entry of Status Quo Order, which seeks, among other things, to prevent us from engaging in any action outside the ordinary course of business without first giving Sarissa ten (10) business days’ notice until the Specific Performance Litigation is resolved. On April 30, 2017, we filed a motion to dismiss the Specific Performance Litigation. On May 1, 2017, we filed a Cross Motion for a Status Quo Order Confirming the Directors of Innoviva Pending Resolution of the Section 225 Action, which seeks to confirm our existing directors as our Board of Directors while the Specific Performance Litigation in ongoing and to eliminate or, alternatively, modify any restrictions on us contained in the order proposed by Sarissa in its Motion for Entry of Status Quo Order regarding actions outside the ordinary course of business. We believe the Specific Performance Litigation is without merit and intend to defend it vigorously.

From time to time, we may also be involved in legal proceedings in the ordinary course of business.

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

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application (“ANDA”) in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V., Hikma Pharmaceuticals PLC (Hikma), Novartis’ Sandoz division and Teva Pharmaceuticals Industries Ltd. have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. In March 2017, Mylan N.V. received a complete response letter from the FDA relating to its ANDA for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder. Hikma has filed an ANDA for fluticasone propionate and salmeterol inhalation powder with a GDUFA goal date of May 10, 2017. In addition, Teva Pharmaceutical Industries Ltd., (NYSE and TASE: TEVA) announced recently that the FDA approved two of their products for adolescent and adult patients with asthma, AirDuoTM RespiClick® (fluticasone propionate and salmeterol inhalation powder) and ArmonAirTM RespiClick® (fluticasone propionate inhalation powder), which are non-AB generic versions of Advair®. In general, these manufactures are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per FDA’s September 2013 Draft Guidance document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, on April 14, 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, “PPACA”) and other legislative or regulatory requirements or potential legislative or regulatory actions regarding healthcare and insurance matters, along with the trend toward managed healthcare in the U.S., could adversely influence the purchase of healthcare products and reduce demand and prices for our partnered products. This could harm GSK’s ability to market our partnered products and significantly reduce future revenues. For example, when GSK launched BREO® ELLIPTA® for the treatment of COPD in the U.S. in October 2013, GSK experienced significant challenges gaining coverage at some of the largest PBMs, healthcare payors, and providers and lower overall prices than expected. Recent actions by U.S. PBMs in particular have increased discount levels for respiratory products resulting in lower net sales pricing realized for products in our collaboration. Further, if the ongoing Phase 3b studies with FF/VI do not show improved outcomes relative to the standard of care, obtaining payor coverage for RELVAR®/BREO® ELLIPTA® could become more difficult in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures will continue and may increase. This may make it difficult for GSK to sell our partnered products at a price acceptable to us or GSK or to generate revenues in line with our analysts’ or investors’ expectations, which may cause the price of our securities to fall.

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

GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Our royalty revenues under the GSK Agreements may not meet our, analysts’, or investors’ expectations, due to a number of important factors. GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For instance, GSK has wide discretion in determining the efforts and resources that it will apply to the commercialization of our partnered products. The timing and amount of royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by GSK. In addition, GSK may determine to focus its commercialization efforts on its own products or the closed triple product for COPD following approval, if any. For example, in January 2015, GSK launched Incruse® (Umec) in the U.S., which is a LAMA for the treatment of COPD. GSK may determine to focus its marketing efforts on Incruse, which could have the effect of decreasing the potential market share of ANORO® ELLIPTA® and lowering the royalties we may receive for such product. Alternatively, GSK may decide to market Incruse® in combination with RELVAR®/BREO® ELLIPTA® as an open triple therapy in anticipation of future commercialization of the closed triple therapy for which we only receive limited amount of royalty revenues, and eventually compete directly against sales of RELVAR®/BREO® ELLIPTA®. For example, GSK filed for regulatory approval of the closed triple combination therapy for COPD in the U.S. in November 2016 and in the EU in December 2016. If the closed triple (or MABA /FF) receives regulatory approval in either the U.S. or the EU, GSK’s diligent efforts obligations regarding commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. If GSK prioritizes the closed triple product for COPD following regulatory approval, if any, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the GSK Agreements with respect to this product. In the event GSK does not devote sufficient resources to the commercialization of our partnered products or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

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

Although we have announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, additional studies of FF/VI are underway. Any adverse developments or perceived adverse developments with respect to any prior, current or future studies in these programs will significantly harm our business and the price of our securities could fall. For example, in September 2015, GSK and we announced that the Study to Understand Mortality and MorbidITy (SUMMIT) did not meet its primary endpoints, which resulted in a significant decline in the price of our stock.

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

Under our LABA Collaboration Agreement with GSK, we and GSK are exploring various paths to create triple therapy respiratory medications. The use of triple therapy is supported by the GOLD (“Global initiative for chronic Obstructive Lung Disease”) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. One potential triple therapy path is the combination of UMEC/VI (two separate bronchodilators) and FF (an inhaled corticosteroid), to be administered via the ELLIPTA® dry powder inhaler, referred to as UMEC/VI/FF or the “closed triple.” Prior to the Spin-Off, we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of UMEC/VI/FF (as well as MABA and MABA/FF) if such products were successfully developed, approved and commercialized. In June 2016, we and GSK announced positive top-line results from the pivotal phase III FULFIL of the investigational once-daily ‘closed’ triple combination therapy (FF/UMEC/VI) in patients with COPD. GSK made regulatory submissions for the approval of the closed triple combination therapy for COPD in the U.S. and EU at the end of 2016. The commercial success of RELVAR®/BREO® ELLIPTA® may be adversely effected if GSK or the respiratory markets view this closed triple combination or other combination therapies more beneficial.  Furthermore, if the closed triple (or MABA /FF) receives regulatory approval in either the U.S. or the EU, GSK’s diligent efforts obligations regarding commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. As a result of the transactions effected by the Spin-Off, however, we are now only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of FF/UMEC/VI (and MABA, and MABA/FF) while Theravance Biopharma receives 85% of those same payments.

In the event that Theravance Biopharma defaults or breaches the agreements we entered into with them in connection with the Spin-Off, our business and results of operations may be materially harmed.

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of March 31, 2017, the total remaining lease payments, which run through May 2020, were $20.2 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

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

We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. As a part of the overall Spin-Off transaction, the transfer of certain assets by us to Theravance Biopharma and our distribution of Theravance Biopharma ordinary shares resulted in taxable transfers pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma will generally equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although we will not recognize any gain with respect to the cash we transferred to Theravance Biopharma, we may recognize substantial gain based on the fair market value of the other assets (other than cash) transferred to Theravance Biopharma. The determination of the fair market value of these assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service (“IRS”), which could result in an increase in the amount of gain realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Internal Revenue Code of 1986 (the “Code”). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. We have conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2015, and concluded that we had undergone two ownership changes in prior years. Subsequent changes in our ownership or sale of our stock could have the effect of limiting the use of our net operating losses in the future. We have approximately $1.1 billion of net operating loss carryforward as of December 31, 2016. There may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

As of March 31, 2017, we had approximately $720.4 million in total debt outstanding, comprised primarily of $241.0 million in principal that remains outstanding under our convertible subordinated notes, due 2023 (the “2023 Notes”) and $479.4 million in principal that remains outstanding under our non-recourse fixed rate term notes due 2029 (the “2029 Notes”) (the 2023 Notes and 2029 Notes hereinafter, the “Notes”). The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. Our 2029 Notes have rights to 40% of all royalty payments received from GSK related to RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® until the notes are paid in full.

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

We have a small management team and very few employees. We are highly dependent on principal members of our management team and a small group of key employees to operate our business. Our company is located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market remains intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. In April 2017, we announced that our Board of Directors had determined to undertake a comprehensive review of all of our costs, including executive compensation structures.  The results of this review may lead us to make changes to our compensation structure.  If we fail to retain our qualified personnel or replace them when they leave, we may be unable to successfully continue our business operations or grow our business, which may cause the price of our securities to fall.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including financial reporting and accounting and human resources.

As of March 31, 2017, we had only 14 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

Our business could be negatively affected as a result of the actions of activist stockholders, including future proxy contests.

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last several years.  We have been the subject of actions taken by activist stockholders.  On February 8, 2017, Sarissa, which on that date reported beneficial ownership of approximately 3.9% of our outstanding common stock, delivered a notice, dated February 7, 2017 (the “Notice”), to the Company indicating Sarissa’s intent to nominate four candidates to stand for election as directors at the 2017 annual meeting of stockholders (the “Annual Meeting”).  In the Notice, Sarissa also notified us that it would present for a vote of stockholders a proposal calling for repeal of any provision of our amended and restated bylaws in effect at the time of the Annual Meeting that was not included in our amended and restated bylaws publicly filed with the SEC on or prior to February 6, 2017 (the “Sarissa Bylaw Proposal”). On March 13, 2017, Sarissa reduced its slate to nominate three candidates for election as directors in opposition to our director nominees. At the Annual Meeting, held on April 20, 2017, representatives of Sarissa withdrew the Sarissa Bylaw Proposal. Also at the Annual Meeting, our stockholders elected each of our seven director nominees and did not elect any of Sarissa’s candidates. At the Annual Meeting, representatives of Sarissa indicated that Sarissa intended to continue its activist campaign against the Company.

Another proxy contest or an activist campaign launched by Sarissa or another activist stockholder(s) would require us to incur significant professional fees (including, but not limited to, legal fees, fees for financial advisors, fees for investor relations advisors, and proxy solicitation expenses) and the time-consuming nature of our response to any such activity may significantly divert the attention of management, the Board of Directors and our employees. Further, any perceived uncertainties as to our future direction and control resulting from any proxy contest or similar actions by activist stockholders could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.

Even if we are successful in any proxy contest, our business could be adversely affected by any such proxy contest because:

•                  responding to proxy contests and other actions by activist stockholders can be costly (resulting in significant professional fees and proxy solicitation expenses) and time-consuming, disrupting operations and diverting the attention of our Board of Directors, management and employees;

•                  perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or other strategic opportunities, and may make it more difficult to attract and retain qualified personnel and business partners;

•                  if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders; and

•                  if individuals are elected to our Board of Directors who do not agree with our strategic plan, the ability of our Board of Directors to function effectively could be adversely affected, which could in turn adversely affect our business, operating results and financial condition.

Uncertainties related to, or the results of, such actions could cause our stock price to experience periods of volatility.

In addition, under certain circumstances arising out of or related to a proxy contest or threatened proxy contest or the nomination of directors by an activist stockholder, a change in the composition of a majority of our Board of Directors may (1) trigger the requirement that we make an offer to repurchase all of our outstanding 2023 Notes at a price equal to 100% of the principal and unpaid interest on such Notes, (2) constitute a change in control under the terms of our severance plans, which provide for payment of severance if a covered executive officer is subject to an involuntary termination within 3 months prior to or 24 months after a change in control of the Company and (3) constitute a change in control under the terms of certain of the Company’s equity award grants and equity plans for its employees, and depending on the terms of the award or plan, may result in the accelerated vesting of such award.  In the event we were required to offer to repurchase all of the Notes, which as of March 31, 2017 had an aggregate outstanding principal of approximately $720.4 million, we would be required to obtain additional financing. As of March 31, 2017, we had cash, cash equivalents, and marketable securities of $169.8 million. We cannot assure stockholders that we would be able to timely obtain such financing on commercially reasonable terms, if at all. To the extent that additional capital is raised through the sale of equity or equity-linked securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. We also could be required to seek funds through arrangements with partners or otherwise that may require us to relinquish rights to our intellectual property, our product candidates or otherwise agree to terms unfavorable to us.  The occurrence of any of the foregoing events could materially adversely affect our business.

We cannot predict, and no assurances can be given as to, the outcome or timing of any matters relating to actions by activist stockholders or the ultimate impact on our business, liquidity, financial condition or results of operations.

We have incurred litigation and may incur additional litigation.

On March 10, 2017, Sarissa, in connection with its proxy contest, requested that we provide certain of its books and records pursuant to Section 220 of the Delaware General Corporation Law (the “DGCL”). We offered to provide Sarissa with certain of the confidential materials that Sarissa requested subject to executing a confidentiality agreement. On March 21, 2017, Sarissa filed a complaint in the Delaware Court of Chancery (the “Court”), captioned Sarissa Capital Domestic Fund LP v. Innoviva, Inc., C.A. No. 2017-0216-JRS (the “220 Litigation”), demanding that we provide books and records pursuant to Section 220 of the DGCL. Sarissa additionally requested that the Court grant a motion to expedite so that a trial on the 220 Litigation would be held prior to the Annual Meeting. On March 27, 2017, we provided Sarissa with certain of the confidential books and records requested pursuant to an executed confidentiality agreement. At a hearing held on March 28, 2017, the Court denied Sarissa’s motion to expedite the trial. In connection with the hearing on March 28, 2017, we agreed to provide minutes of recently completed Nominating/Corporate Governance Committee meetings responsive to Sarissa’s demand as such minutes become available for production. We intend to vigorously defend against the 220 Litigation.

On April 20, 2017, several Sarissa entities filed a Verified Complaint Pursuant to Section 225 of the DGCL and for Specific Performance in the Court, captioned Sarissa Capital Domestic Fund LP, et al. v. Innoviva, Inc., C.A. No. 2017-0309-JRS (the “Specific Performance Litigation”). Sarissa alleges that it had entered into a binding agreement to settle its proxy contest in exchange for the inclusion of each of George W. Bickerstaff, III and Odysseas Kostas, M.D. on our Board of Directors. Sarissa seeks specific performance of the alleged agreement. With the complaint, Sarissa also filed a Motion for Entry of Status Quo Order, which seeks, among other things, to prevent the Company from engaging in any action outside the ordinary course of business without first giving Sarissa ten (10) business days’ notice until the Specific Performance Litigation is resolved. On April 30, 2017, we filed a motion to dismiss the Specific Performance Litigation. On May 1, 2017, we filed a Cross Motion for a Status Quo Order Confirming the Directors of Innoviva Pending Resolution of the Section 225 Action, which seeks to confirm our existing directors as the Board of Directors of the Company while the Specific Performance Litigation in ongoing and to eliminate or, alternatively, modify any restrictions on the Company contained in the order proposed by Sarissa in its Motion for Entry of Status Quo Order regarding actions outside the ordinary course of business. We believe the Specific Performance Litigation is without merit and intend to defend it vigorously.

Sarissa could decide to expand the current litigation or bring additional litigation against us and/or against directors and officers whom we are obliged to indemnify and defend. Separately, we may be exposed to, or threatened with, future litigation, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business.

Litigation is inherently uncertain, and there is no assurance as to the outcome of the matters described above. We could incur substantial unreimbursed legal fees and other expenses in connection with these and any other future legal and regulatory proceedings, which could adversely affect our results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business, reputation and our image with customers or result in additional claims or proceedings against us.

We have determined to undertake a comprehensive review of our costs, including our executive compensation structure, which review may not result in meaningful cost savings, may have unintended consequences and could negatively impact our business.

In April 2017, we announced that our Board of Directors had determined to undertake a fresh, comprehensive review of all of our costs, including executive compensation structures, with the goal that this review would result in meaningful savings in our core operating costs that will benefit our financial performance.  There can be no assurances that this review will result in meaningful cost savings, if any, and there can also be no assurances that any meaningful cost savings will correlate with an increase in the price of our common stock.

Our cost reduction efforts may result in the elimination of certain functional areas and/or reductions of our business operations, which may limit our ability to effectively manage and grow our business and which could result in the potential decrease in our royalty revenues.  It is likely that we will incur short-term costs to implement any longer-term expense reduction initiatives. In addition, in the event that the results of our review are delayed or the aggregate amount of cost reductions implemented as a result of our review, if any, do not meet investor or analyst expectations, the price of our common stock could be adversely affected.  While our cost reduction efforts are expected to reduce our operating costs, we cannot be certain that such efforts will be successful.

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

Although GSK beneficially owns approximately 29.3% of our outstanding common stock as of April 28, 2017, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Innoviva respiratory products or a partnered product for which we are entitled to receive a lower percentage of royalties, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of the closed triple combination or a MABA/ICS in either the U.S. or the EU, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

As of April 28, 2017, GSK beneficially owned approximately 29.3% of our outstanding common stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our common stock owned by it terminated upon the expiration of the governance agreement in September 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK’s significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

As of April 28, 2017, GSK beneficially owned approximately 29.3% of our outstanding common stock. As a result of GSK’s significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

The price of our securities has been volatile and may continue to be so. Between January 1, 2016 and March 31, 2017, the high and low sales prices of our common stock as reported on The NASDAQ Global Select Market varied between $8.23 and $13.83 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

•                  announcements regarding the cost review undertaken by our Board of Directors and the implementation of any cost-saving measures resulting from such review;

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

•                  relative illiquidity in the public market for our common stock (our four largest stockholders other than GSK collectively owned approximately 47.0% of our outstanding common stock as of April 28, 2017 based on our review of publicly available filings); and,

•                  potential sales or purchases of our common stock by GSK.

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

As of April 28, 2017, GSK beneficially owned approximately 29.3% of our outstanding common stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 2.3% of our outstanding common stock. Based on our review of publicly available filings as of April 28, 2017, our four largest stockholders other than GSK collectively owned approximately 47.0% of our outstanding common stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. There have been no repurchase of our common stock under the 2017 Capital Return Plan during the three months ended March 31, 2017.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date
3.1	Amended and Restated Certificate of Incorporation	8-K	99.2	4/28/16

3.2	Amended and Restated Bylaws (as amended by the board of directors February 8, 2017)	8-K	3.1	2/8/17

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: May 5, 2017	/s/ Michael W. Aguiar
Michael W. Aguiar
Chief Executive Officer
(principal executive officer)

Date: May 5, 2017	/s/ Eric d’Esparbes
Eric d’Esparbes
Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)