Form 10-Q
period 2017-06-30
Innoviva, Inc.
filed 2017-08-08
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of registrant’s common stock outstanding on July 31, 2017 was 109,360,744.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$127,634	$118,016
Short-term marketable securities	7,992	32,417
Related party receivables from collaborative arrangements	61,796	46,847
Prepaid expenses and other current assets	642	766
Total current assets	198,064	198,046
Property and equipment, net	289	368
Capitalized fees paid to a related party, net	173,633	180,545
Other assets	37	37
Total assets	$372,023	$378,996

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$277	$128
Accrued personnel-related expenses	1,203	2,361
Accrued interest payable	7,103	7,828
Other accrued liabilities	2,460	1,095
Non-recourse notes, due 2029, current	15,181	7,752
Deferred revenue, current	885	885
Total current liabilities	27,109	20,049
Convertible subordinated notes, due 2023, net of issuance costs	237,858	237,597
Non-recourse notes, due 2029, net of issuance costs	400,854	470,744
Other long-term liabilities	1,159	1,383
Deferred revenue	1,772	2,214
Commitments and contingencies (Notes 9)
Stockholders’ deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 109,510 and 108,585 shares issued as of June 30, 2017 and December 31, 2016, respectively	1,094	1,085
Treasury stock: 150 shares as of June 30, 2017 and December 31, 2016	(3,263)	(3,263)
Additional paid-in capital	1,286,340	1,282,077
Accumulated other comprehensive income	—	1
Accumulated deficit	(1,580,900)	(1,632,891)
Total stockholders’ deficit	(296,729)	(352,991)
Total liabilities and stockholders’ deficit	$372,023	$378,996

See accompanying notes to condensed consolidated financial statements.

*Condensed consolidated balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $3,456 for the three months ended June 30, 2017 and 2016 and $6,912 for the six months ended June 30, 2017 and 2016	$58,341	$32,251	$98,612	$56,206
Revenue from collaborative arrangements from a related party	221	221	442	442
Total net revenue	58,562	32,472	99,054	56,648

Operating expenses:
Research and development	348	370	702	762
General and administrative	10,384	6,225	21,179	12,477
Total operating expenses	10,732	6,595	21,881	13,239

Income from operations	47,830	25,877	77,173	43,409

Other income (expense), net	(786)	1,719	(739)	1,687
Interest income	306	157	542	249
Interest expense	(12,204)	(13,156)	(24,985)	(26,313)
Net income	$35,146	$14,597	$51,991	$19,032

Basic net income per share	$0.33	$0.13	$0.48	$0.17
Diluted net income per share	$0.30	$0.13	$0.46	$0.17

Shares used to compute basic and diluted net income per share:
Shares used to compute basic net income per share	107,614	111,359	107,468	112,005
Shares used to compute diluted net income per share	120,463	124,316	120,317	112,531

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$35,146	$14,597	$51,991	$19,032

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	1	8	(1)	9
Less: realized gain on marketable securities, net	—	(1)	—	(1)
Comprehensive income	$35,147	$14,604	$51,990	$19,040

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$51,991	$19,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,991	6,967
Stock-based compensation	4,934	4,705
Amortization of debt issuance costs	1,401	1,414
Loss (gain) on extinguishment of debt	830	(1,752)
Amortization of premium (discount) on short-term investments	6	(14)
Amortization of lease guarantee	(162)	(28)
Interest added to the principal balance of non-recourse notes due 2029	—	855
Realized gain on sale of marketable securities, net	—	1
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(14,949)	(9,589)
Prepaid expenses and other current assets	124	76
Other assets	—	(40)
Accounts payable	149	(681)
Accrued personnel-related expenses and other accrued liabilities	242	(627)
Accrued interest payable	(725)	(88)
Other long-term liabilities	10	(78)
Deferred revenue	(442)	(443)
Net cash provided by operating activities	50,400	19,710

Cash flows from investing activities
Maturities of marketable securities	36,387	44,101
Purchases of marketable securities	(11,969)	(59,893)
Sales of marketable securities	—	2,995
Purchases of property and equipment	—	(8)
Net cash provided by (used in) investing activities	24,418	(12,805)

Cash flows from financing activities
Payments of principal on non-recourse notes due 2029	(64,431)	—
Repurchase of shares to satisfy tax withholding	(847)	(597)
Payments of cash dividends to stockholders	(107)	(843)
Proceeds from issuances of common stock, net	185	335
Repurchase of common stock	—	(44,331)
Repurchase of convertible subordinated notes due 2023	—	(8,095)
Proceeds from capped-call options	—	391
Net cash used in financing activities	(65,200)	(53,140)

Net increase (decrease) in cash and cash equivalents	9,618	(46,235)
Cash and cash equivalents at beginning of period	118,016	159,180

Cash and cash equivalents at end of period	$127,634	$112,945

Supplemental disclosure of cash flow information
Cash paid for interest	$24,310	$24,132

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva, Inc. (referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Innoviva’s portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO®ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA®(umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), Innoviva is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to the combination FF/UMEC/VI and the Bifunctional Muscarinic Antagonist — Beta2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement (“LABA Collaboration”), which has been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

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

2. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income adjusted with the interest expense on our unsecured convertible subordinated notes due 2023 (the “2023 Notes”) by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our 2023 Notes using the if-converted method.

The following table shows the computation of basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2017	2016	2017	2016
Numerator:
Net income, basic	$35,146	$14,597	$51,991	$19,032
Add: interest expense on 2023 Notes	1,414	1,457	2,821	—
Net income, diluted	$36,560	$16,054	$54,812	$19,032

Denominator:
Weighted-average shares used to compute basic net income per share	107,614	111,359	107,468	112,005
Dilutive effect of 2023 Notes	12,189	12,602	12,189	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	660	355	660	526
Weighted-average shares used to compute diluted net income per share	120,463	124,316	120,317	112,531

Net income per share
Basic	$0.33	$0.13	$0.48	$0.17
Diluted	$0.30	$0.13	$0.46	$0.17

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	2,019	4,276	2,541	4,383
Shares issuable upon conversion of 2023 Notes	—	—	—	12,753
	2,019	4,276	2,541	17,136

3. Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Royalties from a related party - RELVAR/BREO	$54,645	$31,482	$93,334	$55,769
Royalties from a related party - ANORO	7,152	4,225	12,190	7,349
Total royalties from a related party	61,797	35,707	105,524	63,118
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(6,912)	(6,912)
Royalty revenue	58,341	32,251	98,612	56,206
Strategic alliance - MABA program license	221	221	442	442
Total net revenue from GSK	$58,562	$32,472	$99,054	$56,648

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

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$9,989	$—	$—	$9,989
U.S. commercial paper	68,365	—	—	68,365
Money market funds	51,906	—	—	51,906
Total	$130,260	$—	$—	$130,260

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$12,428	$1	$—	$12,429
U.S. commercial paper	72,065	—	—	72,065
Money market funds	64,319	—	—	64,319
Total	$148,812	$1	$—	$148,813

As of June 30, 2017, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately one month.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of June 30, 2017 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$9,989	$—	$9,989
U.S. commercial paper	—	68,365	—	68,365
Money market funds	51,906	—	—	51,906
Total assets measured at estimated fair value	$51,906	$78,354	$—	$130,260
Liabilities
2023 Notes	$—	$220,356	$—	$220,356
Non-recourse notes due 2029 (the “2029 Notes”)	—	430,156	—	430,156
Total fair value of liabilities	$—	$650,512	$—	$650,512

	Estimated Fair Value Measurements as of December 31, 2016 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$12,429	$—	$12,429
U.S. commercial paper	—	72,065	—	72,065
Money market funds	64,319	—	—	64,319
Total assets measured at estimated fair value	$64,319	$84,494	$—	$148,813
Liabilities
2023 Notes	$—	$202,125	$—	$202,125
2029 Notes	—	487,189	—	487,189
Total fair value of liabilities	$—	$689,314	$—	$689,314

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

5. Capitalized Fees Paid to a Related Party

We capitalize fees paid to licensors related to agreements for approved products or commercialized products and amortize these fees on a straight-line basis over their estimated useful lives upon the commercial launch of the product. The estimated useful lives of these capitalized fees are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the agreement is terminated earlier. Capitalized fees paid to a related party of $220.0 million consist registrational and launch-related milestone fees paid to GSK. Accumulated amortization of these capitalized fees is $46.4 million as of June 30, 2017.

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

Included in these performance-contingent RSAs is the remaining grant of 63,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued service to the company. During the year ended December 31, 2016, we determined that the achievement of the requisite performance conditions was met. These awards remain subject to continued employment and will vest in November 2017. The stock-based compensation cost for these awards was not material for the three and six months ended June 30, 2017.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Research and development	$175	$172	$353	$347
General and administrative	2,252	2,669	4,581	4,358
Total stock-based compensation expense	$2,427	$2,841	$4,934	$4,705

As of June 30, 2017, unrecognized stock-based compensation cost, including performance-contingent RSAs for which the performance milestones were determined to be probable of achievement, was as follows:

(In thousands)	Unrecognized Compensation Cost
Stock options	$603
RSUs	2,176
RSAs	10,346
Performance-based RSAs	107
Market-based RSUs	436
Market-based RSAs	2,906
Total stock-based compensation expense	$16,574

7. Debt

Our debt consists of:

	June 30,	December 31,
(In thousands)	2017	2016
Convertible subordinated notes due 2023	$240,984	$240,984
Non-recourse notes due 2029	422,758	487,189
Total debt	663,742	728,173
Unamortized debt issuance cost	(9,849)	(12,080)
Current portion of non-recourse notes due 2029	(15,181)	(7,752)
Net long-term debt	$638,712	$708,341

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of our unsecured 2023 Notes, which will mature on January 15, 2023. The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately-negotiated capped call option transactions in connection with the issuance of the notes. The 2023 Notes bear interest at the rate of 2.125% per year that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2013. The principal balance of the 2023 Notes was reduced to $241.0 million by the partial conversion of $32.4 million in 2014 and repurchase of $14.1 million in the open market in 2016. As of June 30, 2017, the capped call strike price and cap price are at $19.77 and $27.04, respectively.

Non-Recourse Notes Due 2029

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of the 2029 Notes issued by our wholly-owned subsidiary. The 2029 Notes bear an annual fixed interest rate of 9%, with interest and principal paid quarterly beginning November 15, 2014. The 2029 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. The redemption premium was 2.5% until April 17, 2017, and there is no redemption premium after such date.

Since the principal and interest payments on the 2029 Notes are based on royalties from product sales recorded by GSK, which will vary from quarter to quarter and are unknown to us, the 2029 Notes may be repaid prior to the final maturity date in 2029.  Prior to June 30, 2017, the principal balance of the 2029 Notes was paid down by $71.3 million, of which $64.4 million was made during the six months ended June 30, 2017. The 2017 principal payments on the 2029 Notes consist of (1) $14.4 million based on our royalty revenues generated in the previous quarters ended December 31, 2016 and March 31, 2017, and (2) $50.0 million from our previously announced plan to prepay a portion of the outstanding principal of the 2029 Notes as part of the 2017 Capital Return Plan discussed below. In connection with the $50.0 million principal prepayment, we wrote off the corresponding pro-rata unamortized debt issuance cost of $0.8 million and these are presented as part of Other income (expense), net in our consolidated statements of operations for the three and six months ended June 30, 2017. As of June 30, 2017, the principal balance of the 2029 Notes was $422.8 million, which will be partially paid down by $15.2 million in the next quarterly payment expected to be made in August 2017. This payment is based on our royalty revenues of $61.8 million for the three months ended June 30, 2017.

8. Shareholders’ Deficit

In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150.0 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. Other than the $50.0 million prepayment on our 2029 Notes described in Note 7, there were no other activities related to the 2017 Capital Return Plan during the six months ended June 30, 2017.

9. Commitments and Contingencies

Commitments

We have an existing lease agreement for our corporate headquarters with term expiring in June 2023. We also have a lease guarantee obligation for our former facility, which was assigned to Theravance Biopharma Inc. through the end of the lease in May 2020.

Legal Proceedings

In April 2017, Sarissa Capital Domestic Fund LP and certain of its affiliates (together, “Sarissa”) filed a Verified Complaint Pursuant to Section 225 of the Delaware General Corporation Law and for Specific Performance in the Delaware Court of Chancery, captioned Sarissa Capital Domestic Fund LP, et al. v. Innoviva, Inc., C.A. No. 2017-0309-JRS (the “Specific Performance Litigation”). Sarissa alleges that it had entered into a binding agreement to settle its proxy contest in exchange for the inclusion of each of George W. Bickerstaff, III and Odysseas Kostas, M.D. on our Board of Directors. Sarissa seeks specific performance of the alleged agreement. On April 30, 2017, we filed a motion to dismiss the Specific Performance Litigation. On May 17, 2017, the Court entered an Order Maintaining Status Quo, which ordered that, during the pendency of the Specific Performance Litigation, the Innoviva Board of Directors shall remain in place, and prohibits the Company from entering or agreeing to any transactions, the consummation of which would require the approval of or vote by Innoviva stockholders or amending, modifying, or repealing Innoviva’s bylaws or charter in the absence of an affirmative vote of five of the then-seven member board of directors or without providing plaintiffs’ counsel five business days’ advance written notice.  Trial in the Specific Performance Litigation occurred on July 27, 2017, and the parties are currently awaiting the Court’s ruling.  We believe the Specific Performance Litigation is without merit and intend to defend it vigorously. Legal fees relating to this claim have been submitted to the Company’s insurance carrier for reimbursement pursuant to the terms of its directors’ and officers’ insurance policy; however, as of August 8, 2017, the insurance carrier has not yet made a determination as to the extent to which these costs are covered, if at all, under the Company’s policy. We can provide no assurances that such coverage is or will be available and the Company may not be able to recover any portion of the cost of such litigation.

10. Income Taxes

The effective tax rate for the three and six months ended June 30, 2017 was 0.06%, compared to 0.15% for the same periods in 2016. Should we continue to generate taxable income in 2017, we expect that the taxable income will be substantially offset by the utilization of net operating losses or other deferred tax assets. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to a change in valuation allowance against net deferred tax assets.

11. Subsequent Events

On August 7, 2017, we completed an offering of $175.0 million aggregate principal amount of our 2.50% convertible senior notes due 2025 (the “2025 Notes”). The 2025 Notes were sold in a private placement under a purchase agreement, dated as of August 1, 2017, entered into by and among Innoviva and Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc., as the initial purchasers (collectively, the “Initial Purchasers”), for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). We also granted the Initial Purchasers a right to purchase, within a 30-day period, up to an additional $17.5 million principal amount of additional 2025 Notes on the same terms and conditions, which the Initial Purchasers exercised in full on August 4, 2017 and which additional purchase was also completed on August 7, 2017.  We intend, as part of our ongoing commitment to optimize our capital structure and reduce our overall cost of capital, to use a portion of the net proceeds of this offering to redeem on the next interest payment date of August 15, 2017 a portion of the principal outstanding under our 2029 Notes. We also used approximately $17.5 million of the net proceeds from this offering to repurchase 1,317,771 shares of our common stock concurrently with the pricing of this offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent.

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

OVERVIEW

Executive Summary

Innoviva, Inc. (“Innoviva”, the “Company” or “we”) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals, to maximize the commercial potential of its respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the “GSK Agreements”), we are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including the closed triple combination therapy for COPD (“FF/UMEC/VI”).

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of June 30, 2017, we had 13 employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Recent Highlights

•                 Second quarter 2017 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $364.3 million, up 74% from $ 209.9 million in the second quarter of 2016, with $232.4 million in net sales from the U.S. market and $131.9 million from non-U.S. markets.

•                  Second quarter 2017 net sales of ANORO® ELLIPTA® by GSK were $110.0 million, up 69% from $65.0 million in the second quarter of 2016, with $75.5 million of sales from the U.S. market and $34.5 million from non-U.S. markets.

•                  We announced in May 2017 that Relvar Ellipta significantly improved asthma control in Salford Lung Study patients compared to their usual care.

Capital Return Plan

In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150.0 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. The 2017 Capital Return Plan is expected to be funded using our working capital. We are not obligated to repurchase any specific dollar amount of debt or equity or number of shares of common stock under the 2017 Capital Return Plan. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, general financial, economic and market conditions, prevailing market prices for shares of our common stock and notes, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. Our 2017 Capital Return Plan may be suspended or discontinued at any time. There can be no assurance as to the actual volume of any debt or share repurchases in any given period or over the term of the program or as to the manner or terms of any such transactions.

As previously announced in April 2017, we prepaid $50.0 million in outstanding principal on our 2029 Notes in May 2017 as part of the 2017 Capital Return Plan discussed above.

In August 2017, as part of the 2017 Capital Return Plan, we used approximately $17.5 million of the net proceeds from the offering of our 2025 Notes to repurchase 1,317,771 shares of our common stock concurrently with the pricing of the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent.

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

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Royalties from a related party - RELVAR/BREO	$54,645	$31,482	$23,163	74%	$93,334	$55,769	$37,565	67%
Royalties from a related party - ANORO	7,152	4,225	2,927	69%	12,190	7,349	4,841	66%
Total royalties from a related party	61,797	35,707	26,090	73%	105,524	63,118	42,406	67%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—%	(6,912)	(6,912)	—	—%
Royalty revenue	58,341	32,251	26,090	81%	98,612	56,206	42,406	75%
Strategic alliance - MABA program license	221	221	—	—%	442	442	—	—%
Total net revenue from GSK	$58,562	$32,472	$26,090	80%	$99,054	$56,648	$42,406	75%

Total net revenue increased for the three and six months ended June 30, 2017 compared to the same period a year ago primarily due to the growth in prescriptions and market share quarter over quarter for both RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Research & Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Research and development expenses	$348	$370	$(22)	(6)%	$702	$762	$(60)	(8)%

Research and development expenses decreased for the three and six months ended June 30, 2017 compared to the same periods a year ago primarily due to reduced activities related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
General and administrative expenses	$10,384	$6,225	$4,159	67%	$21,179	$12,477	$8,702	70%

General and administrative expenses for the three months ended June 30, 2017 were $10.4 million compared with $6.2 million in the three months ended June 30, 2016, an increase of $4.2 million. The entire increase was due to $4.3 million of proxy contest and associated litigation costs. General and administrative expenses for the six months ended June 30, 2017 were $21.2 million compared with $12.5 million in the six months ended June 30, 2016, an increase of $8.7 million. The increase was mainly due to $8.5 million of proxy contest and associated litigation costs.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Other income (expense), net	$(786)	$1,719	$(2,505)	*	$(739)	$1,687	$(2,426)	*
Interest income	306	157	149	95%	542	249	293	118%

*Not meaningful

Other income (expense), net for the three and six months ended June 30, 2017 mainly consists of the write-off of debt issuance costs of $0.8 million in relation to our partial prepayment of the 2029 Notes. Other income (expense), net for the three and six months ended June 30, 2016 primarily pertains to a realized gain of $1.7 million from the repurchase of our 2023 Notes.

Interest income increased for the three and six months ended June 30, 2017 as compared to the same periods a year ago primarily due to higher interest generated from our investments in marketable securities.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Interest expense	$(12,204)	$(13,156)	$952	(7)%	$(24,985)	$(26,313)	$1,328	(5)%

Interest expense decreased for the three and six months ended June 30, 2017 compared to the same periods a year ago primarily due to lower outstanding average principal balances on our 2029 Notes, of which $71.3 million was repaid since June 30, 2016, and on our 2023 Notes, of which $4.1 million was repurchased since June 30, 2016. See “Liquidity” section below for further information.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. Since the start of the commercialization of RELVAR®/ BREO® ELLIPTA® in the fourth quarter of 2013 and ANORO® ELLIPTA® during 2014, we have complemented the source of financing with royalty revenues from the global net sales of these products by GSK. In the six months ended June 30, 2017, we generated gross royalty revenues from GSK of $105.5 million. Net cash and cash equivalents, short term investments and marketable securities totaled $135.6 million, and royalties receivable from GSK totaled $61.8 million as of June 30, 2017.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of our 2029 Notes. The 2029 Notes are secured exclusively by a security interest in a segregated bank account established to receive 40% of the royalties from global net sales due to us under the LABA Collaboration Agreement with GSK and ending upon the earlier of full repayment of principal or May 15, 2029. As of June 30, 2017, the remaining principal balance of the 2029 Notes was $422.8 million. $64.4 million of principal payments on the 2029 Notes were made during the six months ended June 30, 2017. The 2017 principal payments on the 2029 Notes comprise of $14.4 million based on our royalty revenues generated in the previous quarters ended December 31, 2016 and March 31, 2017, and $50.0 million from our prepayment of a portion the outstanding principal of the 2029 Notes as part of the 2017 Capital Return Plan discussed in the preceding section.

On August 7, 2017, we completed an offering of $175.0 million aggregate principal amount of our 2025 Notes. The 2025 Notes were sold in a private placement under a purchase agreement, dated as of August 1, 2017, entered into by and among Innoviva and Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc., as the initial purchasers (collectively, the “Initial Purchasers”), for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). We also granted the Initial Purchasers a right to purchase, within a 30-day period, up to an additional $17.5 million principal amount of additional 2025 Notes on the same terms and conditions, which the Initial Purchasers exercised in full on August 4, 2017 and which additional purchase was also completed on August 7, 2017. We intend, as part of our ongoing commitment to optimize our capital structure and reduce our overall cost of capital, to use a portion of the net proceeds of this offering to redeem on the next interest payment date of August 15, 2017 a portion of the principal outstanding under our 2029 Notes. As part of the 2017 Capital Return Plan, we also used approximately $17.5 million of the net proceeds from this offering to repurchase 1,317,771 shares of our common stock concurrently with the pricing of this offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent.

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

Cash Flows

Cash flows, as compared to the prior year periods, were as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Net cash provided by operating activities	$50,400	$19,710	$30,690
Net cash provided by (used in) investing activities	24,418	(12,805)	37,223
Net cash used in financing activities	(65,200)	(53,140)	(12,060)

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2017 was $50.4 million, consisting primarily of our net income of $52.0 million, adjusted for non-cash items such as $7.0 million of depreciation and amortization and $4.9 million for stock-based compensation expense, offset by changes in operating assets and liabilities, including an increase in receivables from collaborative arrangements of $14.9 million.

Cash provided by operating activities for the six months ended June 30, 2016 was $19.7 million, consisting primarily of our net income of $19.0 million, adjusted for non-cash items such as $7.0 million of depreciation and amortization and $4.7 million for stock-based compensation expense, offset by changes in operating assets and liabilities, including an increase in receivables from collaborative arrangements of $9.6 million.

Cash Flows from Investing Activities

Net cash flows from investing activities for the six months ended June 30, 2017 of $24.4 million was primarily due to $36.4 million proceeds received from maturities of marketable securities, partially offset by $12.0 million in purchases of marketable securities.

Net cash used in investing activities for the six months ended June 30, 2016 of $12.8 million was primarily due to purchases of marketable securities of $59.9 million, partially offset by $47.1 million of proceeds received from sales and maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 of $65.2 million was primarily due to $64.4 million principal repayments of the 2029 Notes and $0.8 million paid for repurchase of shares to satisfy tax withholding.

Net cash used in financing activities for the six months ended June 30, 2016 of $53.1 million was primarily due to $44.3 million paid for the repurchase of common stock and $8.1 million paid for the repurchase of our 2023 Notes, offset with $0.4 million received from the termination of the corresponding portion of the capped call arrangement.

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of June 30, 2017, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $18.6 million. The carrying value of this lease guarantee was $0.9 million as of June 30, 2017 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Contractual Obligations and Commercial Commitments

Other than scheduled payments made in the ordinary course, there have been no material changes to our contractual obligations from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our annual report on Form 10-K for the year ended December 31, 2016.

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of June 30, 2017.

		Payment Due by Period
		Less Than			More Than
(In thousands)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
2023 Notes	$271,710	$5,121	$10,242	$10,242	$246,105
2029 Notes	422,758	*	*	*	*
Facility leases	2,474	386	808	856	424
Total	$696,942	$5,507	$11,050	$11,098	$246,529

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

During the six months ended June 30, 2017, there have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As disclosed in our Current Report on Form 8-K, filed with the SEC on April 26, 2017, on April 20, 2017, Sarissa Capital Domestic Fund LP and certain of its affiliates (together, “Sarissa”) filed a Verified Complaint Pursuant to Section 225 of the Delaware General Corporation Law and for Specific Performance in the Delaware Court of Chancery, captioned Sarissa Capital Domestic Fund LP, et al. v. Innoviva, Inc., C.A. No. 2017-0309-JRS (the “Specific Performance Litigation”). Sarissa alleges that it had entered into a binding agreement to settle its proxy contest in exchange for the inclusion of each of George W. Bickerstaff, III and Odysseas Kostas, M.D. on our Board of Directors. Sarissa seeks specific performance of the alleged agreement. With the complaint, Sarissa also filed a Motion for Entry of Status Quo Order, which seeks, among other things, to prevent us from engaging in any action outside the ordinary course of business without first giving Sarissa ten (10) business days’ notice until the Specific Performance Litigation is resolved. On April 30, 2017, we filed a motion to dismiss the Specific Performance Litigation. On May 17, 2017, the Court entered an Order Maintaining Status Quo, which ordered that, during the pendency of the Specific Performance Litigation, the Innoviva Board of Directors shall remain in place, and prohibits the Company from entering or agreeing to any transactions, the consummation of which would require the approval of or vote by Innoviva stockholders  or amending, modifying, or repealing Innoviva’s bylaws or charter in the absence of an affirmative vote of five of the then-seven member board of directors or without providing plaintiffs’ counsel five business days’ advance written notice.  Trial in the Specific Performance Litigation occurred on July 27, 2017, and the parties are currently awaiting the Court’s ruling.  We believe the Specific Performance Litigation is without merit and intend to defend it vigorously. Legal fees relating to this claim have been submitted to the Company’s insurance carrier for reimbursement pursuant to the terms of its directors’ and officers’ insurance policy; however, as of August 8, 2017, the insurance carrier has not yet made a determination as to the extent to which these costs are covered, if at all, under the Company’s policy. We can provide no assurances that such coverage is or will be available and the Company may not be able to recover any portion of the cost of such litigation.

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

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application (“ANDA”) in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V., Hikma Pharmaceuticals PLC (Hikma), Novartis’ Sandoz division and Teva Pharmaceuticals Industries Ltd. have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. In March 2017, Mylan N.V. received a complete response letter from the FDA relating to its ANDA for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder. In May 2017, Hikma announced that it received a complete response letter form the FDA relating to its ANDA for fluticasone propionate and salmeterol inhalation powder with a GDUFA goal date of May 10, 2017. In addition, Teva Pharmaceutical Industries Ltd., (NYSE and TASE: TEVA) announced recently that the FDA approved two of their products for adolescent and adult patients with asthma, AirDuoTM RespiClick® (fluticasone propionate and salmeterol inhalation powder) and ArmonAirTM RespiClick® (fluticasone propionate inhalation powder), which are non-AB generic versions of Advair®. In general, these manufactures are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per FDA’s September 2013 Draft Guidance document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

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

More recently, the new presidential administration and the U.S. Congress have taken actions in an effort to replace PPACA and related legislation with new healthcare legislation. There is uncertainty with respect to the impact these potential changes may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by PPACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Although we have announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, additional studies of FF/VI are underway or may commence in the future. Any adverse developments or perceived adverse developments with respect to any prior, current or future studies in these programs will significantly harm our business and the price of our securities could fall. For example, in September 2015, GSK and we announced that the Study to Understand Mortality and MorbidITy (SUMMIT) did not meet its primary endpoints, which resulted in a significant decline in the price of our stock.

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

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of June 30, 2017, the total remaining lease payments, which run through May 2020, were $18.6 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

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

As of June 30, 2017, we had approximately $663.8 million in total debt outstanding, comprised primarily of $241.0 million in principal that remains outstanding under our convertible subordinated notes, due 2023 (the “2023 Notes”) and $422.8 million in principal that remains outstanding under our non-recourse fixed rate term notes due 2029 (the “2029 Notes”) (the 2023 Notes and 2029 Notes hereinafter, the “Notes”). The 2023 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us. Our 2029 Notes have rights to 40% of all royalty payments received from GSK related to RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® until the notes are paid in full.

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

As of June 30, 2017, we had only 13 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

In addition, under certain circumstances arising out of or related to a proxy contest or threatened proxy contest or the nomination of directors by an activist stockholder, a change in the composition of a majority of our Board of Directors may (1) trigger the requirement that we make an offer to repurchase all of our outstanding 2023 Notes at a price equal to 100% of the principal and unpaid interest on such Notes, (2) constitute a change in control under the terms of our severance plans, which provide for payment of severance if a covered executive officer is subject to an involuntary termination within 3 months prior to or 24 months after a change in control of the Company and (3) constitute a change in control under the terms of certain of the Company’s equity award grants and equity plans for its employees, and depending on the terms of the award or plan, may result in the accelerated vesting of such award. In the event we were required to offer to repurchase all of the Notes, which as of June 30, 2017 had an aggregate outstanding principal of approximately $663.8 million, we would be required to obtain additional financing. As of June 30, 2017, we had cash, cash equivalents, and marketable securities of $135.6 million. We cannot assure stockholders that we would be able to timely obtain such financing on commercially reasonable terms, if at all. To the extent that additional capital is raised through the sale of equity or equity-linked securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. We also could be required to seek funds through arrangements with partners or otherwise that may require us to relinquish rights to our intellectual property, our product candidates or otherwise agree to terms unfavorable to us. The occurrence of any of the foregoing events could materially adversely affect our business.

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

On April 20, 2017, several Sarissa entities filed a Verified Complaint Pursuant to Section 225 of the DGCL and for Specific Performance in the Court, captioned Sarissa Capital Domestic Fund LP, et al. v. Innoviva, Inc., C.A. No. 2017-0309-JRS (the “Specific Performance Litigation”). Sarissa alleges that it had entered into a binding agreement to settle its proxy contest in exchange for the inclusion of each of George W. Bickerstaff, III and Odysseas Kostas, M.D. on our Board of Directors. Sarissa seeks specific performance of the alleged agreement. On May 17, 2017, the Court entered an Order Maintaining Status Quo, which ordered that, during the pendency of the Specific Performance Litigation, the Innoviva Board of Directors shall remain in place, and prohibits the Company from entering or agreeing to any transactions, the consummation of which would require the approval of or vote by Innoviva stockholders or amending, modifying, or repealing Innoviva’s bylaws or charter in the absence of an affirmative vote of five of the then-seven member board of directors or without providing plaintiffs’ counsel five business days’ advance written notice. Trial in the Specific Performance Litigation occurred on July 27, 2017, and the parties are currently awaiting the Court’s ruling. We believe the Specific Performance Litigation is without merit and intend to defend it vigorously.

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

Although GSK beneficially owns approximately 29.3% of our outstanding common stock as of July 31, 2017, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Innoviva respiratory products or a partnered product for which we are entitled to receive a lower percentage of royalties, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, upon regulatory approval of the closed triple combination or a MABA/ICS in either the U.S. or the EU, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following such regulatory approval will be guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

As of July 31, 2017, GSK beneficially owned approximately 29.3% of our outstanding common stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our common stock owned by it terminated upon the expiration of the governance agreement in September 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK’s significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

As of July 31, 2017 GSK beneficially owned approximately 29.3% of our outstanding common stock. As a result of GSK’s significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

The price of our securities has been volatile and may continue to be so. Between January 1, 2017 and June 30, 2017, the high and low sales prices of our common stock as reported on The NASDAQ Global Select Market varied between $10.43 and $14.42 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

•                  sales of stock by us or by our stockholders, including sales by certain of our employees and directors whether or not pursuant to selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended;

•                  relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 30.8% of our outstanding common stock as of July 31, 2017 based on our review of publicly available filings); and,

•                  potential sales or purchases of our common stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders

We have a corporate goal of returning capital to stockholders and paid quarterly dividends during the third and fourth quarters of 2014 and during the first three quarters of 2015. In October 2015, we announced the acceleration of our capital return plan with an up to $150.0 million share repurchase program approved by our Board of Directors effective through December 31, 2016, which replaced our quarterly dividends. As of December 31, 2016, we had repurchased an aggregate of $103.7 million under the share repurchase program through a combination of a tender offer and open market purchases and $11.6 million of our 2023 Notes. In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150.0 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. The 2017 Capital Return Plan is expected to be funded using our working capital. Our announcement of this or future capital return programs does not obligate us to repurchase any specific dollar amount of debt or equity or number of shares of common stock.

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

As of July 31, 2017, GSK beneficially owned approximately 29.3% of our outstanding common stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 2.3% of our outstanding common stock. Based on our review of publicly available filings as of July 31, 2017, our three largest stockholders other than GSK collectively owned approximately 30.8% of our outstanding common stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150.0 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. There have been no repurchase of our common stock under the 2017 Capital Return Plan during the six months ended June 30, 2017.

As previously announced in April 2017, we prepaid $50.0 million in outstanding principal on our 2029 Notes in May 2017 as part of the 2017 Capital Return Plan.  As of June 30, 2017, $100.0 million remained available under the 2017 Capital Return Plan.

In August 2017, as part of the 2017 Capital Return Plan, we used approximately $17.5 million of the net proceeds from the offering of our 2025 Notes to repurchase 1,317,771 shares of our common stock concurrently with the pricing of the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date
3.1	Amended and Restated Certificate of Incorporation	8-K	99.2	4/28/16

3.2	Amended and Restated Bylaws (as amended by the board of directors February 8, 2017)	8-K	3.1	2/8/17

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: August 8, 2017	/s/ Michael W. Aguiar
Michael W. Aguiar
Chief Executive Officer
(principal executive officer)

Date: August 8, 2017	/s/ Eric d’Esparbes
Eric d’Esparbes
Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)