Form 10-Q
period 2017-09-30
Innoviva, Inc.
filed 2017-11-03
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of registrant’s common stock outstanding on October 31, 2017 was 108,015,451.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$138,417	$118,016
Short-term marketable securities	29,775	32,417
Related party receivables from collaborative arrangements	51,878	46,847
Prepaid expenses and other current assets	439	766
Total current assets	220,509	198,046
Property and equipment, net	249	368
Capitalized fees paid to a related party, net	170,177	180,545
Other assets	37	37
Total assets	$390,972	$378,996

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$629	$128
Accrued personnel-related expenses	1,647	2,361
Accrued interest payable	3,566	7,828
Other accrued liabilities	1,157	1,095
Current portion of long-term debt	25,000	7,752
Deferred revenue, current	885	885
Total current liabilities	32,884	20,049
Long-term debt, net of current portion, discount and issuance costs	578,449	708,341
Other long-term liabilities	1,049	1,383
Deferred revenue	1,551	2,214
Commitments and contingencies (Notes 9)
Stockholders’ deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 108,152 and 108,585 shares issued as of September 30, 2017 and December 31, 2016, respectively	1,080	1,085
Treasury stock: 150 shares as of September 30, 2017 and December 31, 2016	(3,263)	(3,263)
Additional paid-in capital	1,336,358	1,282,077
Accumulated other comprehensive (loss) income	(3)	1
Accumulated deficit	(1,557,133)	(1,632,891)
Total stockholders’ deficit	(222,961)	(352,991)
Total liabilities and stockholders’ deficit	$390,972	$378,996

See accompanying notes to condensed consolidated financial statements.

*Condensed consolidated balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $3,456 for the three months ended September 30, 2017 and 2016 and $10,368 for the nine months ended September 30, 2017 and 2016	$48,422	$33,088	$147,034	$89,294
Revenue from collaborative arrangements from a related party	221	221	663	663
Total net revenue	48,643	33,309	147,697	89,957

Operating expenses:
Research and development	311	286	1,013	1,048
General and administrative	8,310	5,105	29,489	17,582
Total operating expenses	8,621	5,391	30,502	18,630

Income from operations	40,022	27,918	117,195	71,327

Other (expense) income, net	(6,369)	56	(7,108)	1,743
Interest income	376	162	918	411
Interest expense	(10,262)	(13,103)	(35,247)	(39,416)
Net income	$23,767	$15,033	$75,758	$34,065

Basic net income per share	$0.22	$0.14	$0.71	$0.31
Diluted net income per share	$0.21	$0.13	$0.67	$0.31

Shares used to compute basic and diluted net income per share:
Shares used to compute basic net income per share	106,841	109,282	107,236	111,128
Shares used to compute diluted net income per share	119,796	121,993	120,120	111,583

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$23,767	$15,033	$75,758	$34,065

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net	(3)	2	(4)	11
Less: realized gain on marketable securities, net	—	—	—	(1)
Comprehensive income	$23,764	$15,035	$75,754	$34,075

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$75,758	$34,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,487	10,458
Stock-based compensation	7,406	6,423
Amortization of debt discount and issuance costs	2,953	2,138
Loss (gain) on extinguishment of debt	7,256	(1,752)
Amortization of discount on short-term investments	(6)	(8)
Amortization of lease guarantee	(243)	(108)
Interest added to the principal balance of non-recourse notes due 2029	—	855
Realized gain on sale of marketable securities, net	—	(1)
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(5,031)	(10,393)
Prepaid expenses and other current assets	327	280
Other assets	—	(22)
Accounts payable	501	(290)
Accrued personnel-related expenses and other accrued liabilities	(606)	220
Accrued interest payable	(4,262)	(1,305)
Other long-term liabilities	13	2
Deferred revenue	(663)	(664)
Net cash provided by operating activities	93,890	39,898

Cash flows from investing activities
Maturities of marketable securities	44,387	52,101
Purchases of marketable securities	(41,743)	(82,746)
Sales of marketable securities	—	2,995
Purchases of property and equipment	—	(250)
Net cash provided by (used in) investing activities	2,644	(27,900)

Cash flows from financing activities
Proceeds from senior secured term loans	250,000	—
Proceeds from issuance of convertible senior notes due 2025	192,500	—
Payments of debt issuance costs and debt discount	(12,803)	—
Payments of principal on non-recourse notes due 2029	(487,189)	(3,277)
Repurchase of shares to satisfy tax withholding	(1,183)	(884)
Payments of cash dividends to stockholders	(146)	(895)
Proceeds from issuances of common stock, net	188	341
Repurchase of common stock	(17,500)	(65,565)
Repurchase of convertible subordinated notes due 2023	—	(8,095)
Proceeds from capped-call options	—	391
Net cash used in financing activities	(76,133)	(77,984)

Net increase (decrease) in cash and cash equivalents	20,401	(65,986)
Cash and cash equivalents at beginning of period	118,016	159,180

Cash and cash equivalents at end of period	$138,417	$93,194

Supplemental disclosure of cash flow information
Cash paid for interest	$36,556	$37,729

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva, Inc. (referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Innoviva’s portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO®ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA®(umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), Innoviva is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to TRELEGY® ELLIPTA® (the combination FF/UMEC/VI) and the Bifunctional Muscarinic Antagonist — Beta2 Agonist (“MABA”) program, and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement (“LABA Collaboration”), which has been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

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

Our 2025 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The NASDAQ Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three and nine months ended September 30, 2017.

The following table shows the computation of basic and diluted net income per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2017	2016	2017	2016
Numerator:
Net income, basic	$23,767	$15,033	$75,758	$34,065
Add: interest expense on 2023 Notes	1,410	1,429	4,231	—
Net income, diluted	$25,177	$16,462	$79,989	$34,065

Denominator:
Weighted-average shares used to compute basic net income per share	106,841	109,282	107,236	111,128
Dilutive effect of 2023 Notes	12,189	12,398	12,189	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	766	313	695	455
Weighted-average shares used to compute diluted net income per share	119,796	121,993	120,120	111,583

Net income per share
Basic	$0.22	$0.14	$0.71	$0.31
Diluted	$0.21	$0.13	$0.67	$0.31

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,779	3,881	2,287	4,216
Shares issuable upon conversion of 2023 Notes	—	—	—	12,635
	1,779	3,881	2,287	16,851

3. Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Royalties from a related party - RELVAR/BREO	$44,604	$31,917	$137,938	$87,686
Royalties from a related party - ANORO	7,274	4,627	19,464	11,976
Total royalties from a related party	51,878	36,544	157,402	99,662
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(10,368)	(10,368)
Royalty revenue	48,422	33,088	147,034	89,294
Strategic alliance - MABA program license	221	221	663	663
Total net revenue from GSK	$48,643	$33,309	$147,697	$89,957

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

We are also entitled to 15% of any future royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC, including TRELEGY® ELLIPTA®.

GSK Contingent Payments and Revenue

The potential future contingent payments receivable related to the MABA program of up to $363.0 million are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development, manufacturing and commercialization activities for product candidates after licensing the program. We are entitled to 15% of any contingent payments payable by GSK through our ownership interest in TRC.

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	September 30, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$9,959	$—	$—	$9,959
U.S. corporate notes	9,879	—	(3)	9,876
U.S. commercial paper	24,582	—	—	24,582
Money market funds	118,163	—	—	118,163
Total	$162,583	$—	$(3)	$162,580

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$12,428	$1	$—	$12,429
U.S. commercial paper	72,065	—	—	72,065
Money market funds	64,319	—	—	64,319
Total	$148,812	$1	$—	$148,813

As of September 30, 2017, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately four months.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of September 30, 2017 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$9,959	$—	$9,959
U.S. corporate notes	—	9,876	—	9,876
U.S. commercial paper	—	24,582	—	24,582
Money market funds	118,163	—	—	118,163
Total assets measured at estimated fair value	$118,163	$44,417	$—	$162,580
Liabilities
Term B Loan	$—	$250,000	$—	$250,000
2023 Notes	—	234,658	—	234,658
2025 Notes	—	202,125	—	202,125
Total fair value of liabilities	$—	$686,783	$—	$686,783

	Estimated Fair Value Measurements as of December 31, 2016 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$12,429	$—	$12,429
U.S. commercial paper	—	72,065	—	72,065
Money market funds	64,319	—	—	64,319
Total assets measured at estimated fair value	$64,319	$84,494	$—	$148,813
Liabilities
2023 Notes	$—	$202,125	$—	$202,125
2029 Notes	—	487,189	—	487,189
Total fair value of liabilities	$—	$689,314	$—	$689,314

The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

The fair value of our 2023 Notes, of our 2025 Notes and of our previously outstanding non-recourse fixed rate term notes due 2029 (the “2029 Notes”) is based on recent trading prices of the instruments. The carrying amount of our initial senior secured term loan (the “Term B Loan”) before deducting debt issuance costs approximates fair value as the loan carries a variable interest rate that is tied to the LIBOR rate plus an applicable spread.

5. Capitalized Fees Paid to a Related Party

We capitalize fees paid to licensors related to agreements for approved products or commercialized products and amortize these fees on a straight-line basis over their estimated useful lives upon the commercial launch of the product. The estimated useful lives of these capitalized fees are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the agreement is terminated earlier. Capitalized fees paid to a related party of $220.0 million consist registrational and launch-related milestone fees paid to GSK. Accumulated amortization of these capitalized fees is $49.8  million as of September 30, 2017.

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

Included in these performance-contingent RSAs is the remaining grant of 63,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued service to the company. During the year ended December 31, 2016, we determined that the achievement of the requisite performance conditions was met. These awards remain subject to continued employment and will vest in November 2017. The stock-based compensation cost for these awards was not material for the three and nine months ended September 30, 2017.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Research and development	$180	$143	$533	$490
General and administrative	2,292	1,575	6,873	5,933
Total stock-based compensation expense	$2,472	$1,718	$7,406	$6,423

As of September 30, 2017, unrecognized stock-based compensation cost, including performance-contingent RSAs for which the performance milestones were determined to be probable of achievement, was as follows:

(In thousands)	Unrecognized Compensation Cost
Stock options	$455
RSUs	1,623
RSAs	8,887
Performance-based RSAs	38
Market-based RSUs	360
Market-based RSAs	2,425
Total unrecognized compensation cost	$13,788

7. Debt

Our debt consists of:

	September 30,	December 31,
(In thousands)	2017	2016
Senior secured term loan	$250,000	$—
Convertible subordinated notes due 2023	240,984	240,984
Convertible senior notes due 2025	192,500	—
Non-recourse notes due 2029	—	487,189
Total debt	683,484	728,173
Unamortized debt discount and issuance costs	(80,035)	(12,080)
Current portion of senior secured term loans	(25,000)	—
Current portion of non-recourse notes due 2029	—	(7,752)
Net long-term debt	$578,449	$708,341

Senior Secured Term Loans

On August 18, 2017, we entered into a credit agreement (the “Credit Agreement”) and completed a financing of $250.0 million Term B Loan, the net proceeds of which were used to repay the remaining balance of our 2029 Notes. The Term B Loan will mature on August 18, 2022. Two and one half percent (2.5%) of the initial principal amount is due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The Credit Agreement also provides us the ability to request one or more additional tranches of term loans (or increase an existing term loan) at any time prior to maturity. Interest on each term loan, at our option, may bear a varying rate of LIBOR plus 4.5% or a certain alternate base rate plus 3.5%. The initial term loan bears interest at a varying rate of three-month LIBOR plus 4.5%. Interest is due quarterly, beginning November 20, 2017.

The term loans under the Credit Agreement are unconditionally guaranteed by one of our wholly-owned subsidiaries, and will be required to be guaranteed by each of our subsequently acquired or organized direct and indirect restricted wholly-owned domestic subsidiaries whose assets or net revenues exceed 5% of the consolidated assets or net revenues, as the case may be, of our and our restricted subsidiaries (the “Guarantors”). Other domestic restricted subsidiaries, subject to certain customary exceptions, will be required to become Guarantors to the extent that domestic restricted subsidiaries excluded from such guarantee obligation represent, in the aggregate, more than 10% of the consolidated assets and more than 10% of our consolidated net revenues. These loans are senior secured obligations, collateralized by a lien on substantially all of our and the Guarantors’ personal property and material real property assets (if any).

Additionally, the Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow (“ECF”) to repay the term loans. The percentage of the ECF scales upwards on a tiered basis from 0% to 50%, based on our leverage ratio, as calculated pursuant to the Credit Agreement, as of the last day of the applicable fiscal year. The first ECF application date will be measured as of the end of fiscal year 2018.

In connection with the financing of the Term B Loan, we incurred $2.5 million in original interest discount and $4.9 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the loan using the effective interest method. As of September 30, 2017, the principal balance of the Term B Loan was $250.0 million, of which $25.0 million was classified as a short-term liability.

Convertible Senior Notes Due 2025

On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes. The proceeds include the 2025 Notes sold pursuant to the $17.5 million over-allotment option granted by us to the initial purchasers, which option was exercised in full. The 2025 Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018.

The 2025 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. The initial conversion rate for the Notes is 57.9240 shares of our common stock per $1,000 principal amount of the 2025 Notes (which is equivalent to an initial conversion price of approximately $17.26 per share), representing a 30.0% conversion premium over the last reported sale price of the Company’s common stock on August 1, 2017, which was $13.28 per share. The conversion rate is subject to customary anti-dilution adjustments in certain circumstances. The 2025 Notes will mature on August 15, 2025, unless repurchased or converted in accordance with their terms prior to such date. Prior to February 15, 2025, the 2025 Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods. From, and including, February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2025 Notes will be convertible at any time.

Concurrently with the pricing of the offering, we repurchased and retired 1,317,771 shares of our common stock for approximately $17.5 million of the net proceeds from the offering, in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent. The remaining net proceeds from the sale of the 2025 Notes in the offering were used to redeem a portion of the principal outstanding under the 2029 Notes on August 15, 2017.

In accordance with accounting guidance for debt with conversion and other options, we separately account for the liability and equity components of the 2025 Notes by allocating the proceeds between the liability component and the embedded conversion option (“equity component”) due to our ability to settle the conversion obligation of the 2025 Notes in cash, common stock or a combination of cash and common stock, at our option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using the income approach. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The equity component of the 2025 Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2025 Notes and the fair value of the liability of the 2025 Notes on the date of issuance. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

Our outstanding 2025 Notes balances as September 30, 2017 consisted of the following:

(In thousands)
Liability component
Principal	$192,500
Debt discount and issuance costs, net	(69,895)
Net carrying amount	$122,605
Equity component	$65,361

In connection with the issuance of the 2025 Notes, we incurred approximately $5.4 million of debt issuance costs, which primarily consisted of placement, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $5.4 million of debt issuance costs, $1.9 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $3.5 million were allocated to the liability component and recorded as a reduction to the carrying amount of the liability component on the consolidated balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the 2025 Notes using the effective interest method.

The following table sets forth total interest expense recognized related to the 2025 Notes from the date of issuance through September 30, 2017:

(In thousands)
Contractual interest expense	$722
Amortization of debt issuance costs	69
Amortization of debt discount	834
Total interest expense	$1,625

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of our unsecured 2023 Notes, which will mature on January 15, 2023. The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately-negotiated capped call option transactions in connection with the issuance of the notes. The 2023 Notes bear interest at the rate of 2.125% per year that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2013. The principal balance of the 2023 Notes was reduced to $241.0 million by the partial conversion of $32.4 million in 2014 and repurchase of $14.1 million in the open market in 2016. As of September 30, 2017, the capped call strike price and cap price are at $19.77 and $27.04, respectively.

Non-Recourse Notes Due 2029

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of the 2029 Notes issued by our wholly-owned subsidiary. The 2029 Notes were subject to an annual fixed interest rate of 9%, with interest and principal paid quarterly.

In August 2017, we paid down the principal balance of the 2029 Notes with $15.2 million from the royalty revenues generated in the second quarter of 2017 and used the net proceeds of the Term B Loan and the 2025 Notes to redeem $407.6 million of the  remaining outstanding balance of the 2029 Notes. In connection with the redemptions of the debt, we wrote off $6.4 million of unamortized debt issuance costs and these are presented as part of  Other income (expense), net in our consolidated statements of operations.

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of September 30, 2017 are as follows:

(In thousands)
Years ending December 31:
Remainder of 2017	$6,250
2018	25,000
2019	25,000
2020	25,000
2121	25,000
2022	143,750
Thereafter	433,484
Total	$683,484

8. Shareholders’ Deficit

In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150.0 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. In August 2017, as part of the 2017 Capital Return Plan, we used approximately $17.5 million of the net proceeds from the offering of our 2025 Notes to repurchase and retire 1,317,771 shares of our common stock at an average price of $13.28 per share concurrently with the pricing of the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent.

9. Commitments and Contingencies

Legal Proceedings

In April 2017, Sarissa Capital Domestic Fund LP and certain of its affiliates (together, “Sarissa”) filed a Verified Complaint Pursuant to Section 225 of the Delaware General Corporation Law and for Specific Performance in the Delaware Court of Chancery, captioned Sarissa Capital Domestic Fund LP, et al. v. Innoviva, Inc., C.A. No. 2017-0309-JRS (the “Specific Performance Litigation”). Sarissa alleges that it had entered into a binding agreement to settle its proxy contest in exchange for the inclusion of each of George W. Bickerstaff, III and Odysseas Kostas, M.D. on our Board of Directors. Sarissa seeks specific performance of the alleged agreement. On April 30, 2017, we filed a motion to dismiss the Specific Performance Litigation. On May 17, 2017, the Court entered an Order Maintaining Status Quo, which ordered that, during the pendency of the Specific Performance Litigation, the Innoviva Board of Directors shall remain in place, and prohibits the Company from entering or agreeing to any transactions, the consummation of which would require the approval of or vote by Innoviva stockholders or amending, modifying, or repealing Innoviva’s bylaws or charter in the absence of an affirmative vote of five of the then-seven member board of directors or without providing plaintiffs’ counsel five business days’ advance written notice.  Trial in the Specific Performance Litigation occurred on July 27, 2017, and the parties are currently awaiting the Court’s ruling.  We believe the Specific Performance Litigation is without merit and intend to defend it vigorously. Legal fees relating to this claim have been submitted to the Company’s insurance carrier for reimbursement pursuant to the terms of its directors’ and officers’ insurance policy; however, as of November 3, 2017, the insurance carrier has not yet made a determination as to the extent to which these costs are covered, if at all, under the Company’s policy. We can provide no assurances that such coverage is or will be available and the Company may not be able to recover any portion of the cost of such litigation.

10. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2017 was 0.05%, compared to 0.11% for the same periods in 2016. Should we continue to generate taxable income in 2017, we expect that the taxable income will be substantially offset by the utilization of net operating losses or other deferred tax assets. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to a change in valuation allowance against net deferred tax assets.

11. Subsequent Events

In October 2017, we entered into an accelerated share repurchase (ASR) agreement with a financial institution to repurchase $80 million of our common stock.  The repurchases under the ASR agreement are expected to complete the previously announced 2017 Capital Return Plan authorized by our Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could materially differ from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited, to those discussed below in “Risk Factors” in Item 1A of Part II and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements on account of new information, future events or otherwise, except as required by law.

OVERVIEW

Executive Summary

Innoviva, Inc. (“Innoviva”, the “Company” or “we”) is focused on bringing compelling new medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals, to maximize the commercial potential of its respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the “GSK Agreements”), we are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%. Innoviva is also entitled to 15% of any future payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® (the combination FF/UMEC/VI).

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of September 30, 2017, we had 12 employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Recent Highlights

•                  GSK Net Sales:

•                  Third quarter 2017 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $297.4 million, up 40% from $212.2  million in the third quarter of 2016, with $164.4 million in net sales from the U.S. market and $133.0 million from non-U.S. markets.

•                  Third quarter 2017 net sales of ANORO® ELLIPTA® by GSK were $111.9 million, up 57% from $71.2 million in the third quarter of 2016, with $74.7 million of sales from the U.S. market and $37.2 million from non-U.S. markets.

•                  Product Updates:

•                  Received in September 2017 positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use for TRELEGY® ELLIPTA® for the treatment of chronic obstructive pulmonary disease (COPD) in appropriate patients.

•                  Received in September 2017 U.S. Food and Drug Administration approval of TRELEGY® ELLIPTA® for the treatment of COPD in appropriate patients.

•                  Announced in September 2017 positive headline results from the IMPACT study.

•                  Capital Structure:

•                  Completed in August 2017 the full refinancing of our 2029 Notes.

•                  Issued in August 2017 $192.5 million in aggregate principal of 2.50% convertible senior notes due 2025.

•                  Closed in August 2017 a $250 million 5 year Term B loan, paying LIBOR + 4.5% interest rate.

•                  Repurchased and retired $17.5 million of our common stock in August 2017.

•                  Cost Reduction Initiative:

•                  A special committee of our independent directors and the Compensation Committee of our Board of Directors completed a comprehensive review of our spending, including executive and board compensation structures, outside services, travel and entertainment and other expenses.

•                  Reduced cash interest spending by more than $18.0 million on an annual run rate basis following the refinancing in August 2017 of our 2029 Notes.

•                  Reduced our expected full year 2017 cash operating costs by $2.2 million.

•                  The Compensation Committee and the full Board of Directors also reviewed and made certain changes to executive and Board compensation plans.

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

In August 2017, as part of the 2017 Capital Return Plan, we used approximately $17.5 million of the net proceeds from the offering of our 2025 Notes to repurchase and retire 1,317,771 shares of our common stock concurrently with the pricing of the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent.

In October 2017, we entered into an accelerated share repurchase (ASR) agreement with a financial institution to repurchase $80 million of our common stock.  The repurchases under the ASR agreement are expected to complete the previously announced 2017 Capital Return Plan authorized by our Board of Directors.

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

We are also entitled to 15% of any future royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC, including TRELEGY® ELLIPTA®.

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK in which GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD. GSK is responsible for funding all future development, manufacturing and commercialization activities for product candidates in that program. We are entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of MABA treatments. For a detailed discussion of our alliance with GSK, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017.

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

Accounting for Convertible Senior Notes Due 2025

On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes. Due to our ability to settle the conversion obligation of the 2025 Notes in cash, common stock or a combination of cash and common stock, at our option, we separately account for the liability and equity components of the 2025 Notes by allocating the proceeds between the liability component and the embedded conversion option (“equity component”). The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using the income approach. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The equity component of the 2025 Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2025 Notes and the fair value of the liability of the 2025 Notes on the date of issuance. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

In connection with the issuance of the 2025 Notes, we incurred approximately $5.4 million of debt issuance costs, which primarily consisted of placement, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $5.4 million of debt issuance costs, $1.9 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $3.5 million were allocated to the liability component and recorded as a reduction to the carrying amount of the liability component on the consolidated balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the 2025 Notes using the effective interest method.

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

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Royalties from a related party - RELVAR/BREO	$44,604	$31,917	$12,687	40%	$137,938	$87,686	$50,252	57%
Royalties from a related party - ANORO	7,274	4,627	2,647	57%	19,464	11,976	7,488	63%
Total royalties from a related party	51,878	36,544	15,334	42%	157,402	99,662	57,740	58%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—%	(10,368)	(10,368)	—	—%
Royalty revenue	48,422	33,088	15,334	46%	147,034	89,294	57,740	65%
Strategic alliance - MABA program license	221	221	—	—%	663	663	—	—%
Total net revenue from GSK	$48,643	$33,309	$15,334	46%	$147,697	$89,957	$57,740	64%

Total net revenue increased for the three and nine months ended September 30, 2017 compared to the same period a year ago primarily due to the growth in prescriptions and market share quarter over quarter for both RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Research & Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Research and development expenses	$311	$286	$25	9%	$1,013	$1,048	$(35)	(3)%

Research and development expenses slightly increased for the three months ended September 30, 2017 compared to the same period a year ago primarily due to slightly higher recognized stock-based compensation expense. Research and development expenses decreased for the nine months ended September 30, 2017 compared to the same period a year ago primarily due to reduced activities related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
General and administrative expenses	$8,310	$5,105	$3,205	63%	$29,489	$17,582	$11,907	68%

General and administrative expenses for the three months ended September 30, 2017 were $8.3 million compared to $5.1 million in the three months ended September 30, 2016, an increase of $3.2 million. The increase was mainly due to $2.5 million of litigation costs resulting from proxy contest. General and administrative expenses for the nine months ended September 30, 2017 were $29.5 million compared with $17.6 million in the nine months ended September 30, 2016, an increase of $11.9 million. The increase was mainly due to $11.0 million of proxy contest and associated litigation costs.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Other (expense) income, net	$(6,369)	$56	$(6,425)	*	$(7,108)	$1,743	$(8,851)	*
Interest income	376	162	214	132%	918	411	507	123%

*Not meaningful

Other income (expense), net for the three and nine months ended September 30, 2017, mainly consists of the write-off of unamortized debt issuance costs of $6.4 million and $7.3 million, respectively, in relation to our redemptions of the 2029 Notes. Other income (expense), net for the nine months ended September 30, 2016, primarily pertains to a realized gain of $1.7 million from the repurchase of our 2023 Notes.

Interest income increased for the three and nine months ended September 30, 2017 as compared to the same periods a year ago primarily due to higher interest generated from our investments in marketable securities.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Interest expense	$(10,262)	$(13,103)	$2,841	(22)%	$(35,247)	$(39,416)	$4,169	(11)%

Interest expense decreased for the three and nine months ended September 30, 2017 compared to the same periods a year ago primarily due to the redemption of our 2029 Notes with the net proceeds from the Term B Loan and 2025 Notes, the lower interest rates starting August 2017 under the Term B Loan and 2025 Notes compared to the interest rates of the 2029 Notes, and lower balance of our 2023 Notes, of which $4.1 million was repurchased since September 30, 2016. See “Liquidity” section below for further information.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. Since the start of the commercialization of RELVAR®/ BREO® ELLIPTA® in the fourth quarter of 2013 and ANORO® ELLIPTA® during 2014, we have complemented the source of financing with royalty revenues from the global net sales of these products by GSK. In the nine months ended September 30, 2017, we generated gross royalty revenues from GSK of $157.4 million. Net cash and cash equivalents, short term investments and marketable securities totaled $168.2 million, and royalties receivable from GSK totaled $51.9 million as of September 30, 2017.

In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of our 2029 Notes. The 2029 Notes were secured exclusively by a security interest in a segregated bank account established to receive 40% of the royalties from global net sales due to us under the LABA Collaboration Agreement with GSK and ending upon the earlier of full repayment of principal or May 15, 2029. In August 2017, we used the net proceeds of the Term B Loan and the 2025 Notes (both described below) to redeem the 2029 Notes in full.

On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes. The proceeds include the 2025 Notes sold pursuant to the $17.5 million over-allotment option granted by us to the initial purchasers, which option was exercised in full. The 2025 Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes will mature on August 15, 2025, unless repurchased or converted in accordance with their terms prior to such date. Concurrently with the pricing of the offering, we repurchased and retired 1,317,771 shares of our common stock for approximately $17.5 million of the net proceeds from the offering, in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent. The remaining net proceeds from the sale of the 2025 Notes in the offering were used to redeem a portion of the principal outstanding under the 2029 Notes on August 15, 2017.

On August 18, 2017, we entered into a Credit Agreement and completed a financing of $250.0 million Term B Loan, the proceeds of which were used to repay the remaining balance of the 2029 Notes. The Term B Loan will mature on August 18, 2022. Two and a half percent (2.5%) of the initial principal amount is due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The Credit Agreement also provides us the ability to request one or more additional tranches of term loans (or increase an existing term loan) at any time prior to maturity.

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

Cash Flows

Cash flows, as compared to the prior year periods, were as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Net cash provided by operating activities	$93,890	$39,898	$53,992
Net cash provided by (used in) investing activities	2,644	(27,900)	30,544
Net cash used in financing activities	(76,133)	(77,984)	1,851

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2017 was $93.9 million, consisting primarily of our net income of $75.8 million, adjusted for non-cash items such as $10.5 million of depreciation and amortization and $7.4 million for stock-based compensation expense, offset by changes in operating assets and liabilities, including an increase in receivables from collaborative arrangements of $5.0 million and a reduction in accrued interest payable of $4.3 million.

Cash provided by operating activities for the nine months ended September 30, 2016 was $39.9 million, consisting primarily of our net income of $34.1 million, adjusted for non-cash items such as $10.5 million of depreciation and amortization and $6.4 million for stock-based compensation expense, offset by changes in operating assets and liabilities, including an increase in receivables from collaborative arrangements of $10.4 million.

Cash Flows from Investing Activities

Net cash flows from investing activities for the nine months ended September 30, 2017 of $2.6 million was primarily due to $44.4 million proceeds received from maturities of marketable securities, partially offset by $41.7 million in purchases of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2016 of $27.9 million was primarily due to purchases of marketable securities of $82.7 million, partially offset by $55.1 million of proceeds received from sales and maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 of $76.1 million was primarily due to $487.2 million principal repayments of the 2029 Notes and $17.5 million paid for repurchase of  our common stock, offset by the net proceeds of $242.6 million from the financing of our Term B Loan and the net proceeds of $187.1 million from issuance of our 2025 Notes.

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

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of September 30, 2017, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $17.1 million. The carrying value of this lease guarantee was $0.9 million as of September 30, 2017 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of September 30, 2017.

		Payment Due by Period
		Less Than			More Than
(In thousands)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
2023 Notes	$269,149	$5,121	$10,242	$10,242	$243,544
2025 Notes	231,121	4,933	9,625	9,625	206,938
Term B Loan	250,000	25,000	50,000	175,000	—
Facility leases	2,378	389	813	863	313
Total	$752,648	$35,443	$70,680	$195,730	$450,795

The Term B Loan balances reflect the principal repayment obligations and do not include the interest payments as the loan bears interest at a varying rate of three-month LIBOR plus 4.5% margin.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Other than as set forth below, during the nine months ended September 30, 2017, there have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Interest Rate Risk

Our debt portfolio includes the senior secured term loans under the Term B Loan which bear interest at a varying rate of LIBOR plus 4.5% or a certain alternate base rate plus 3.5%. We are exposed to market risks related to fluctuations in interest rates on these loans. As of September 30, 2017, the stated interest rate for the Term B Loan, based on the LIBOR, was 5.8%. An increase in the LIBOR of 50 basis points would increase our annual interest expense by $1.3 million based on the outstanding balance of $250.0 million as of September 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of September 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As disclosed in our Current Report on Form 8-K, filed with the SEC on April 26, 2017, on April 20, 2017, Sarissa Capital Domestic Fund LP and certain of its affiliates (together, “Sarissa”) filed a Verified Complaint Pursuant to Section 225 of the Delaware General Corporation Law and for Specific Performance in the Delaware Court of Chancery, captioned Sarissa Capital Domestic Fund LP, et al. v. Innoviva, Inc., C.A. No. 2017-0309-JRS (the “Specific Performance Litigation”). Sarissa alleges that it had entered into a binding agreement to settle its proxy contest in exchange for the inclusion of each of George W. Bickerstaff, III and Odysseas Kostas, M.D. on our Board of Directors. Sarissa seeks specific performance of the alleged agreement. With the complaint, Sarissa also filed a Motion for Entry of Status Quo Order, which seeks, among other things, to prevent us from engaging in any action outside the ordinary course of business without first giving Sarissa ten (10) business days’ notice until the Specific Performance Litigation is resolved. On April 30, 2017, we filed a motion to dismiss the Specific Performance Litigation. On May 17, 2017, the Court entered an Order Maintaining Status Quo, which ordered that, during the pendency of the Specific Performance Litigation, the Innoviva Board of Directors shall remain in place, and prohibits the Company from entering or agreeing to any transactions, the consummation of which would require the approval of or vote by Innoviva stockholders  or amending, modifying, or repealing Innoviva’s bylaws or charter in the absence of an affirmative vote of five of the then-seven member board of directors or without providing plaintiffs’ counsel five business days’ advance written notice. Trial in the Specific Performance Litigation occurred on July 27, 2017, and the parties are currently awaiting the Court’s ruling. We believe the Specific Performance Litigation is without merit and intend to defend it vigorously. Legal fees relating to this claim have been submitted to the Company’s insurance carrier for reimbursement pursuant to the terms of its directors’ and officers’ insurance policy; however, as of November 3, 2017, the insurance carrier has not yet made a determination as to the extent to which these costs are covered, if at all, under the Company’s policy. We can provide no assurances that such coverage is or will be available and the Company may not be able to recover any portion of the cost of such litigation.

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

•                  the competitive landscape of generic and branded products and developing therapies that compete with our partnered products, including TRELEGY® ELLIPTA® or products owned by GSK (such as Advair®) but which are not partnered with us and pricing pressure in the respiratory markets targeted by our partnered products;

•                  the size of the market for our partnered products;

•                  decisions as to the timing of product launches, pricing and discounts;

•                  GSK reprioritizing its commercial efforts on other products, including TRELEGY® ELLIPTA® or products owned by GSK (such as Advair®) but which are not partnered with us;

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

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application (“ANDA”) in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V., Hikma Pharmaceuticals PLC (Hikma), Novartis’ Sandoz division and Teva Pharmaceuticals Industries Ltd. (Teva) have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. In March 2017, Mylan N.V. received a complete response letter from the FDA relating to its ANDA for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder. In May 2017, Hikma announced that it received a complete response letter form the FDA relating to its ANDA for fluticasone propionate and salmeterol inhalation powder. In addition, Teva announced recently that the FDA approved two of their products for adolescent and adult patients with asthma, AirDuoTM RespiClick® (fluticasone propionate and salmeterol inhalation powder) and ArmonAirTM RespiClick® (fluticasone propionate inhalation powder), which are non-AB generic versions of Advair®. In general, these manufactures are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per FDA’s September 2013 Draft Guidance document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

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

We currently depend on royalties from sales of our products partnered with GSK to support our existing operations. The treatment paradigm for COPD and asthma constantly evolve. For instance, in December 2016, the GOLD (Global Initiative for Chronic Obstructive Lung Disease) guidelines were revised to favorably position LABA/LAMA treatment compared to ICS/LABA for the treatment of COPD. If the treatment paradigms were to change further, causing our partnered products to fall out of favor, or if GSK was unable, or did not devote sufficient resources, to maintain or continue increasing our partnered product sales, our results of operations would likely suffer and we may need to scale back our operations and capital return programs.

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

We are dependent on GSK for the successful commercialization and development of products under the GSK Agreements. If GSK does not devote sufficient resources to the commercialization or development of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, including TRELEGY® ELLIPTA®, our business will be materially harmed.

GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA®. Our royalty revenues under the GSK Agreements may not meet our, analysts’, or investors’ expectations, due to a number of important factors. GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For instance, GSK has wide discretion in determining the efforts and resources that it will apply to the commercialization of our partnered products. The timing and amount of royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by GSK. In addition, GSK may determine to focus its commercialization efforts on its own products or TRELEGY® ELLIPTA®. For example, in January 2015, GSK launched Incruse® (Umec) in the U.S., which is a LAMA for the treatment of COPD. GSK may determine to focus its marketing efforts on Incruse, which could have the effect of decreasing the potential market share of ANORO® ELLIPTA® and lowering the royalties we may receive for such product. Alternatively, GSK may decide to market Incruse® in combination with RELVAR®/BREO® ELLIPTA® as an open triple therapy alternative to TRELEGY® ELLIPTA®, or market TRELEGY® ELLIPTA® to eventually compete directly against sales of RELVAR®/BREO® ELLIPTA®. Following the FDA approval of TRELEGY® ELLIPTA® in September 2017, GSK’s diligent efforts obligations regarding commercialization matters now has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. If GSK prioritizes TRELEGY® ELLIPTA® following commercialization, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the GSK Agreements with respect to this product. In the event GSK does not devote sufficient resources to the commercialization of our partnered products or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma may significantly harm our business and the price of our securities could fall.

On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and it will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA now requires that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, in March 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it is requiring the manufacturers of currently marketed LABAs to conduct additional randomized, double-blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. These post-marketing studies have been completed, however, the FDA has not taken any action to remove the required warning from the product labels for LABA medicines. It is unknown at this time what, if any, effect these or future FDA actions will have on the prospects for FF/VI. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in the FDA requiring additional asthma clinical trials in the U.S. for FF/VI and increase the overall risk of FF/VI for the treatment of asthma in the U.S. We cannot predict the extent to which new FDA policy or guidance might significantly impede the discovery, development, production and marketing of FF/VI. Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma may significantly harm our business and the price of our securities could fall.

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

In addition, following the September 2017 FDA approval of TRELEGY® ELLIPTA®, GSK’s diligent efforts obligations regarding commercialization matters has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. If GSK prioritizes TRELEGY® ELLIPTA®, we would only be entitled to a 15% economic interest in the future payments made by GSK under the GSK Agreements with respect to this product.

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

We and GSK recently received regulatory approval in the US and positive regulatory opinion in Europe for UMEC/VI/FF (LAMA/LABA/ICS) as triple combination treatments for COPD. As a result of the Spin-Off, most of our economic rights in this program and other programs were assigned to Theravance Biopharma. If these programs are successful and GSK and the respiratory market in general views triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, our business could be harmed, and the price of our securities could fall.

The use of triple therapy is supported by the GOLD (“Global initiative for chronic Obstructive Lung Disease”) guidelines in high-risk patients with severe COPD and a high risk of exacerbations. Prior to the Spin-Off, we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of TRELEGY® ELLIPTA® and any other product or combination of  products that may be discovered and developed in the future under the GSK Agreements. As a result of the transactions effected by the Spin-Off, however, we are now only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements which were assigned to TRC while Theravance Biopharma receives 85% of those same payments. The commercial success of RELVAR®/BREO® ELLIPTA® may be adversely effected if GSK or the respiratory markets view TRELEGY® ELLIPTA® or other combination therapies as more beneficial. GSK’s diligent efforts obligations regarding commercialization matters has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future.

In the event that Theravance Biopharma defaults or breaches the agreements we entered into with them in connection with the Spin-Off, our business and results of operations may be materially harmed.

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of September 30, 2017, the total remaining lease payments, which run through May 2020, were $17.1 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

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

Even if product candidates in any respiratory program partnered with GSK receive regulatory approval, as is the case with RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA®, commercialization of such products may be adversely affected by regulatory actions and oversight.

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

We have a significant amount of debt including Term Loans, Convertible Subordinated Notes and Convertible Senior Notes that are senior in capital structure and cash flow, respectively, to our common stockholders. Satisfying the obligations relating to our debt could adversely affect the amount or timing of distributions to our stockholders.

As of September 30, 2017, we had approximately $683.5 million in total debt outstanding, comprised primarily of, $250.0 million in principal outstanding on our Term B Loan, $241.0 million in principal that remains outstanding under our convertible subordinated notes, due 2023 (the “2023 Notes”) and $192.5 million in principal outstanding under our convertible senior notes due 2025 (the “2025 Notes”) (the 2023 Notes and 2025 Notes hereinafter, the “Notes”). The Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us.

Our Term Loan B is secured by a lien on substantially all of our and the Guarantors’ personal property and material real property assets (if any).  If we default under the terms of the Term B Loan, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the Term B Loan agreement. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Satisfying the obligations of this debt could adversely affect the amount or timing of any distributions to our stockholders. We may choose to satisfy repurchase, or refinance this debt through public or private equity or debt financings if we deem such financings available on favorable terms. If any or all of the Notes are not converted into shares of our common stock before the maturity date, we will have to pay the holders the full aggregate principal amount of the Notes then outstanding. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these obligations, it may result in a default under the indenture, which could result in a default under certain of our other debt instruments, if any. Any such default would harm our business and the price of our securities could fall.

If we lose key management personnel, or if we fail to retain our key employees, our ability to manage our business will be impaired.

We have a small management team and very few employees. We are highly dependent on principal members of our management team and a small group of key employees to operate our business. Our company is located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market remains intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. In April 2017, we announced that our Board of Directors had determined to undertake a comprehensive review of all of our costs, including executive compensation structures.  The result of this review has led us to make changes to our compensation structure. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to successfully continue our business operations or grow our business, which may cause the price of our securities to fall.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including financial reporting and accounting and human resources.

As of September 30, 2017, we had only 12 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

In addition, under certain circumstances arising out of or related to a proxy contest or threatened proxy contest or the nomination of directors by an activist stockholder, a change in the composition of a majority of our Board of Directors may (1) trigger the requirement that we make an offer to repurchase all of our outstanding 2023 Notes at a price equal to 100% of the principal and unpaid interest on such Notes, (2) constitute a change in control under the terms of our severance plans, which provide for payment of severance if a covered executive officer is subject to an involuntary termination within 3 months prior to or 24 months after a change in control of the Company and (3) constitute a change in control under the terms of certain of the Company’s equity award grants and equity plans for its employees, and depending on the terms of the award or plan, may result in the accelerated vesting of such award. In the event we were required to offer to repurchase all of the 2023 Notes, which as of September 30, 2017 had an aggregate outstanding principal of approximately $241.0 million, we would be required to obtain additional financing. As of September 30, 2017, we had cash, cash equivalents, and marketable securities of $168.2 million. We cannot assure stockholders that we would be able to timely obtain such financing on commercially reasonable terms, if at all. To the extent that additional capital is raised through the sale of equity or equity-linked securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. We also could be required to seek funds through arrangements with partners or otherwise that may require us to relinquish rights to our intellectual property, our product candidates or otherwise agree to terms unfavorable to us. The occurrence of any of the foregoing events could materially adversely affect our business.

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

In April 2017, we announced that our Board of Directors had determined to undertake a fresh, comprehensive review of all of our costs, including executive compensation structures, with the goal that this review would result in meaningful savings in our core operating costs that will benefit our financial performance. In October 2017, we announced that a special committee of the our independent directors and the Compensation Committee of our Board of Directors completed a comprehensive review of our spending, including executive and board compensation structures, outside services, travel and entertainment and other expenses. Pursuant to this review, we announced that we have reduced our expeced full year 2017 cash operating costs by $2.2 million. The Compensation Committee of our Board of Directors and the full Board also reviewed and made certain changes to executive and board compensation plans. While our cost reduction efforts are expected to reduce our operating costs, we cannot be certain that such efforts will be successful. There can be no assurances that any meaningful cost savings will correlate with an increase in the price of our common stock.

Future cost reduction efforts may result in the elimination of certain functional areas and/or reductions of our business operations, which may limit our ability to effectively manage and grow our business and which could result in the potential decrease in our royalty revenues. It is likely that we will incur short-term costs to implement any longer-term expense reduction initiatives. In addition, in the event that the aggregate amount of cost reductions implemented as a result of our review, if any, do not meet investor or analyst expectations, the price of our common stock could be adversely affected.

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

Although GSK beneficially owns approximately 29.6% of our outstanding common stock as of October 31, 2017, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Innoviva respiratory products or a partnered product for which we are entitled to receive a lower percentage of royalties, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, following the FDA regulatory approval of TRELEGY® ELLIPTA® in September  2017, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements, which may be harmful to both our business and our stockholders.

Following the FDA approval of TRELEGY® ELLIPTA® in September 2017, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements.  As such, GSK may prioritize TRELEGY® ELLIPTA®, which may be harmful to our business, operations and stock price.  If GSK prioritizes TRELEGY® ELLIPTA®, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the commercialization of our partnered products or chooses to reprioritize its commercial programs, our businesses, operations and stock price would be negatively affected.

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

As of October 31, 2017, GSK beneficially owned approximately 29.6% of our outstanding common stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our common stock owned by it terminated upon the expiration of the governance agreement in September 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK’s significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

As of October 31, 2017 GSK beneficially owned approximately 29.6% of our outstanding common stock. As a result of GSK’s significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

The price of our securities has been volatile and may continue to be so. Between January 1, 2017 and September 30, 2017, the high and low sales prices of our common stock as reported on The NASDAQ Global Select Market varied between $10.43 and $14.42 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

•                  any positive developments or results or perceived positive developments or results with respect to the commercialization of TRELEGY® ELLIPTA® with GSK, including, if GSK and the respiratory market in general view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®;

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

•                  GSK reprioritizing its commercial efforts on other products, including TRELEGY® ELLIPTA® or products owned by GSK (such as Advair®) but which are not partnered with us;

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

•                  the extent to which GSK advances (or does not advance) FF/VI, UMEC/VI, TRELEGY® ELLIPTA®, through commercialization in all indications in all major markets;

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

•                  relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 32.0% of our outstanding common stock as of October 31, 2017 based on our review of publicly available filings); and,

•                  potential sales or purchases of our common stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders

We have a corporate goal of returning capital to stockholders and paid quarterly dividends during the third and fourth quarters of 2014 and during the first three quarters of 2015. In October 2015, we announced the acceleration of our capital return plan with an up to $150.0 million share repurchase program approved by our Board of Directors effective through December 31, 2016, which replaced our quarterly dividends. As of December 31, 2016, we had repurchased an aggregate of $103.7 million under the share repurchase program through a combination of a tender offer and open market purchases and $11.6 million of our 2023 Notes. In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorizes a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150.0 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. The 2017 Capital Return Plan is expected to be funded using our working capital. In October 2017, we entered into an accelerated share repurchase (ASR) agreement with a financial institution to repurchase $80 million of our common stock. The repurchases under the ASR agreement are expected to complete the previously announced 2017 Capital Return Plan authorized by our Board of Directors. Our announcement of this or future capital return programs does not obligate us to repurchase any specific dollar amount of debt or equity or number of shares of common stock.

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

As of October 31, 2017, GSK beneficially owned approximately 29.6% of our outstanding common stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 2.3% of our outstanding common stock. Based on our review of publicly available filings as of October 31, 2017, our three largest stockholders other than GSK collectively owned approximately 32.0% of our outstanding common stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

In August 2017, as part of the 2017 Capital Return Plan, we used approximately $17.5 million of the net proceeds from the offering of our 2025 Notes to repurchase and retire 1,317,771 shares of our common stock concurrently with the pricing of the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent.

In October 2017, we entered into an accelerated share repurchase (ASR) agreement with a financial institution to repurchase $80 million of our common stock. The repurchases under the ASR agreement are expected to complete the previously announced 2017 Capital Return Plan authorized by our Board of Directors.

The following table reflects the repurchases of our common stock under the 2017 Capital Return Plan during the fiscal quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	—	$—	—
August 1, 2017 to August 31, 2017	1,317,771	$13.28	1,317,771
September 1, 2017 to September 30, 2017	—	$—	—
$82,500,000

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date
3.1	Amended and Restated Certificate of Incorporation	8-K	99.2	4/28/16

3.2	Amended and Restated Bylaws (as amended by the board of directors February 8, 2017)	8-K	3.1	2/9/17

4.8	Indenture (including form of Note) with respect to Innoviva’s 2.50% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	8/7/2017

10.73	Credit Agreement, dated as of August 18, 2017, among Innoviva, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein	8-K	10.1	8/21/2017

10.74	Assignment Agreement, dated as of August 18, 2017, by and between Innoviva, Inc. and LABA Royalty Sub LLC	8-K	10.2	8/21/2017

10.75	Termination Agreement, dated as of August 18, 2017, by and among LABA Royalty Sub LLC, Innoviva, Inc. and U.S. Bank National Association	8-K	10.3	8/21/2017

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2017)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: November 3, 2017	/s/ Michael W. Aguiar
Michael W. Aguiar
Chief Executive Officer
(principal executive officer)

Date: November 3, 2017	/s/ Eric d’Esparbes
Eric d’Esparbes
Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)