Form 10-K
period 2017-12-31
Innoviva, Inc.
filed 2018-02-23
CIK 1080014

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-30319

INNOVIVA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3265960 (I.R.S. Employer Identification No.)
2000 Sierra Point Parkway, Suite 500 Brisbane, CA (Address of principal executive offices)	94005 (Zip Code)

Registrant's telephone number, including area code: (650) 238-9600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.01 Par Value	The Nasdaq Stock Market LLC

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

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant's Common Stock on The Nasdaq Global Select Market on June 30, 2017 was $980,937,011. This calculation does not reflect a determination that persons are affiliates for any other purpose.

          On February 16, 2018, there were 101,824,355 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

INNOVIVA, INC.
2017 Form 10-K Annual Report

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act"). Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward-looking statements. The words "anticipates," "believes," "could," "designed," "estimates," "expects," "goal," "intends," "may," "objective," "plans," "projects," "pursuing," "will," "would" and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

        Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the company (including the company's growth strategy and corporate development initiatives beyond the existing respiratory portfolio); the timing, manner, amount and planned growth of anticipated potential capital returns to stockholders (including, without limitation, statements regarding the company's expectations of future purchases under its future share repurchase authorizations and future cash dividends); the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; projections of revenue, expenses and other financial items and risks discussed below in "Risk Factors" in Item 1A of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

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

PART I

ITEM 1.    BUSINESS

Overview

        Innoviva, Inc. ("Innoviva", the "Company", the "Registrant" or "we" and other similar pronouns) is focused on bringing compelling medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals to maximize the potential of its respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI"),ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI") and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement, we are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion and royalties from sales of ANORO™ ELLIPTA™ tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC") , including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein collectively as the "GSK Agreements"), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

        Our headquarters are located at 2000 Sierra Point Parkway, Suite 500, Brisbane, CA 94005. The Company was incorporated in Delaware in November 1996 under the name, Advanced Medicine, Inc., and began operations in May 1997. It later changed its name to Theravance, Inc. in April 2002. In June 2014, we spun-off our research and development operations. In January 2016, we rebranded and changed our name to Innoviva, Inc.

Our Strategy

        Innoviva uniquely combines deep pharmaceutical industry expertise and strategic financial management with the goal of maximizing the commercial potential and royalties we receive from our partnered pharmaceutical products. By channeling our significant expertise in the key field of pharmaceutical medicines including product development, commercialization, and financial strategy, Innoviva seeks to become a partner in the delivery of compelling medicines that have the potential to improve the lives of patients by leveraging our unique industry knowledge and capabilities. This patient-centric approach is central to how Innoviva operates and collaborates with our partner to advance the availability of crucial medicines and treatments. Our corporate strategy is currently focused on the goal of maximizing stockholder value by, among other things, maximizing the potential value of our respiratory assets partnered with GSK and optimizing our overall corporate cost of capital, capital allocation and capital return to shareholders.

Our Relationship with GSK

LABA Collaboration

        In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily products for the treatment of chronic obstructive pulmonary disease ("COPD") and asthma. The collaboration has developed three combination products:

  •
  RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and

    Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF),

  •
  ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist ("LAMA"), umeclidinium bromide (UMEC), with a LABA, VI, and

  •
  TRELEGY® ELLIPTA® (the combination FF/UMEC/VI), a once-daily combination medicine consisting of an ICS, LAMA and LABA.

        As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, in accordance with the LABA Collaboration Agreement, we paid milestone fees to GSK totaling $220.0 million during the year ended December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing commercialization activities under the LABA Collaboration Agreement, including participation in the joint steering committee and joint project committee that are expected to continue over the life of the agreements. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the products.

        We are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO® ELLIPTA®, royalties are upward tiering and range from 6.5% to 10%.

        We are also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC in connection with the spin-off of Theravance Biopharma, Inc. ("Theravance Biopharma") in June 2014 (the "Spin-Off"), relating to TRELEGY® ELLIPTA®, which royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

        In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the "Additional MABAs"). The development program has been funded in full by GSK as of December 31, 2017 and is in Phase II clinical studies stage. GSK is in the process of determining next steps for the program. As a result of the transactions effected by the Spin-Off, we are only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of products that may be developed under the Strategic Alliance Agreement, such as MABA, and MABA/FF, while Theravance Biopharma receives 85% of those same payments.

Common Stock owned by GSK

        As of February 16, 2018, GSK beneficially owned approximately 31.4% of our outstanding common stock.

Recent Highlights

  •
  GSK Net Sales

  •
  Fourth quarter 2017 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $405.3 million, up 48% from $273.0 million in the fourth quarter of 2016, with $241.6 million in net sales from the U.S. market and $163.7 million from non-U.S. markets.

    •
    Fourth quarter 2017 net sales of ANORO® ELLIPTA® by GSK were $147.3 million, up 62% from $90.7 million in the fourth quarter of 2016, with $103.3 million of sales from the U.S. market and $44.0 million from non-U.S. markets.

    •
    Fourth quarter 2017 net sales of TRELEGY® ELLIPTA® by GSK were $2.8 million in the U.S. market.

  •
  Product Updates

  •
  Announced positive data from a study comparing ANORO® ELLIPTA® and Stiolto Respimat, for symptomatic patients with chronic obstructive pulmonary disease (COPD).

  •
  Announced in November 2017 the filing of a supplemental New Drug Application with the U.S. Food and Drug Administration for an expanded indication for the use of TRELEGY® ELLIPTA® in COPD.

  •
  Capital Return Program

  •
  Completed in December 2017 the $80.0 million accelerated share repurchase (ASR) program by purchasing 6.1 million shares of common stock at an average price of $13.09 per share.

  •
  In 2017, in the aggregate, Innoviva repurchased $97.5 million of common stock or 7.4 million shares (7% of outstanding shares at the beginning of the year), and repaid $85.9 million of its long term debt.

Manufacturing

        Manufacturing of RELVAR®/BREO® ELLIPTA® (FF/VI), ANORO® ELLIPTA® (UMEC/VI) and TRELEGY® ELLIPTA® is performed by GSK.

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

        Outside the United States, our collaborative partner's ability to market partnered products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. Risks similar to those associated with FDA approval and continuing review described above exist with the regulatory approval processes in other countries.

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

        As of December 31, 2017, we owned 36 issued United States patents and 108 granted foreign patents, as well as additional pending United States patent applications and foreign patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds.

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

Competition

        We anticipate that RELVAR®/BREO®ELLIPTA®(FF/VI), ANORO® ELLIPTA® (UMEC/VI) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI), will compete with a number of approved bronchodilator drugs, including each other and drug candidates under development that are designed to treat asthma and COPD. These include but are not limited to:

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

  •
  Spiriva® Handihaler® and Spiriva Respimat® (tiotropium) marketed by Boehringer Ingelheim,

  •
  Dulera® (formoterol and mometasone as a combination) marketed by Merck,

  •
  Tudorza® Pressair® (aclidinium) marketed by AstraZeneca and Seebri® Breezehaler® (glycopyrronium) marketed by Novartis outside the U.S. and Sunovion in the U.S.,

  •
  Incruse® Ellipta® (umeclidinium) and Arnuity® Ellipta® (fluticasone furoate), (we are not entitled to any royalties from either product),

  •
  Foradil® Aerolizer® /Oxis® Turbuhaler® (formoterol) marketed by a number of companies,

  •
  Striverdi® Respimat® (olodaterol) marketed by Boehringer Ingelheim,

  •
  Onbrez® Breezehaler® (E.U.)/Arcapta® Neohaler® (U.S.) (indacaterol) marketed by Novartis,

  •
  Ultibro® Breezehaler® (E.U.)/Utibron® Neohaler® (U.S.), (indacaterol combined with the LAMA glycopyrronium bromide) developed by Novartis and approved and launched in Europe and Japan in the year ended December 31, 2013 as a once-daily treatment for COPD. In the U.S., the product was approved in October 2015 at a lower strength and as a twice-daily COPD treatment, and was licensed to Sunovion in December 2016, and launched in May 2017,

  •
  Stiolto (U.S.)/Spiolto (E.U.) Respimat® consists of the LAMA tiotropium combined with the LABA olodaterol, marketed by Boehringer Ingelheim for the treatment of COPD,

  •
  Bevespi Aerosphere® (consisting of the LAMA glycopyrronium bromide and the LABA formoterol fumarate), marketed by AstraZeneca,

  •
  Duaklir® Genuair® (consisting of the LAMA aclidinium bromide and LABA formoterol fumarate), developed by AstraZeneca and approved in November 2014 in the EU as a maintenance bronchodilator treatment for COPD,

  •
  QMF149, indacaterol in combination with an ICS (mometasone), being developed by Novartis for markets outside the U.S.

  •
  Trimbow, a fixed-dose, twice daily combination of formoterol, beclomethasone and glycopyrronium manufactured by Chiesi of Italy and indicated for use in COPD, became the first triple therapy/single inhaler product in Europe, launched 4 months ahead of TRELEGY, and

  •
  QVM149, a fixed-dose combination of indacaterol, mometasone and glycopyrronium is being developed as a triple therapy/single inhaler for the treatment of Asthma.

        In addition, several firms are developing new formulations of Advair/Seretide (salmeterol /fluticasone proprionate) and Symbicort (formoterol fumerate/budesonide) which may be marketed as generics or branded generics relative to the existing products from GSK and AstraZeneca, respectively. All of these efforts represent potential competition for any of our partnered products. Efforts have intensified following the publication of FDA draft guidance for the approval of fully substitutable versions of Advair and Symbicort in late 2013 and mid-2015 respectively. Current examples of these products include the marketed products Duoresp/Biresp from Teva (generic Symbicort), AirFluSal Forspiro by Sandoz, Rolenium by Elpen and Sirdupla by Mylan (all generic versions of Seretide)) which are all available in a wide number of countries in the E.U. Numerous companies like Mylan N.V., Hikma Pharmaceuticals PLC (Hikma), Novartis' Sandoz division and Teva Pharmaceuticals Industries Ltd. (Teva) have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. In March 2017, Mylan N.V. received a complete response letter from the FDA relating to its ANDA for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder. In May 2017, Hikma announced that it received a complete response letter form the FDA relating to its ANDA for fluticasone propionate and salmeterol inhalation powder, and in February 2018, Novartis announced that its generic division Sandoz, had received a complete response letter from FDA in response to its ANDA for a third fluticasone proprionate and salmeterol product. Lastly, Teva announced recently that the FDA approved two of their products for adolescent and adult patients with asthma, one of which is AirDuo™ RespiClick® (fluticasone propionate and salmeterol inhalation powder),a non-AB substitutable generic versions of Advair®. In general, these manufactures are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per FDA's September 2013 Draft Guidance document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®.

Employees

        As of December 31, 2017, we had 12 employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Executive Officers of the Registrant

        The following table sets forth the name, age, and position of each of our executive officers as of February 23, 2018:

Name	Age	Positions Held
Eric d'Esparbes(1)	50	Interim Principal Executive Officer and Senior Vice President and Chief Financial Officer
George B. Abercrombie, RPh, MBA	63	Senior Vice President, Chief Commercial Officer
Theodore J. Witek, Jr., Dr.P.H.	60	Senior Vice President, Chief Scientific Officer

(1)
On February 6, 2018, Mr. d'Esparbes was appointed as interim Principal Executive Officer following the resignation of the Company's Chief Executive Officer.

        Eric d'Esparbes was appointed as interim Principal Executive Officer of Innoviva on February 6, 2018. Mr. d'Esparbes continues to serve as Innoviva's Senior Vice President and Chief Financial Officer, the position which he has held since joining Innoviva in October 2014. From 2010 to 2014, Mr. d'Esparbes served as the Chief Financial Officer of Joule Unlimited, a biotechnology company, where he was responsible for overseeing all of the company's financial, tax, treasury and accounting activities. Prior to Joule Unlimited, he was the Vice President, Finance of AEI Energy ("AEI"), a global emerging markets energy company, where he was responsible for optimizing the capital structure of AEI's international portfolio of energy assets, and from 2007 to 2010 served as Senior Vice President and Chief Financial Officer at AEI Asia. Mr. d'Esparbes has also served as Chief Financial Officer and other senior financial roles at Meiya Power Company Limited from 1999 to 2007 and senior financial roles at Hydro-Quebéc International from 1993 to 1999. Mr. d'Esparbes earned a Bachelor's degree in International Finance from the University of Montreal's Hautes Etudes Commerciales in Montreal, Canada.

        George B. Abercrombie, RPh, MBA joined Innoviva in June 2014. Prior to joining Innoviva, Mr. Abercrombie served as the President and Chief Executive Officer of Hoffmann-La Roche Inc. from 2001 to 2009, where he was responsible for the US and Canadian business divisions. From 1993 to 2001, Mr. Abercrombie worked at Glaxo and its successor companies, including as Senior Vice President of Commercial Operations for Glaxo Wellcome, Inc. He is a member of the board of directors of BioCryst Pharmaceuticals, Inc., and also serves as a board member of other healthcare-related organizations, including the North Carolina GlaxoSmithKline Foundation. Mr. Abercrombie holds an MBA from Harvard Business School and a BS from the University of North Carolina at Chapel Hill, School of Pharmacy.

        Theodore J. Witek, Jr., Dr.P.H. joined Innoviva, Inc. in July 2014. Prior to joining Innoviva, Dr. Witek served as President and Chief Executive Officer of Boehringer Ingelheim in Canada and in Portugal. Joining Boehringer in 1992, Dr. Witek held a number of positions of increasing responsibility, including leading the global clinical development and launch of several respiratory products, most notably Spiriva. He also led the Respiratory and Immunology clinical research groups in the US. In 2001, he moved to Germany to lead the operating team for Spiriva and also served as the Boehringer Co-chair of the Joint Operating Committee with Pfizer in their global alliance. During his tenure in Canada, Dr. Witek served on the board of directors at Rx&D, Canada's National Association for Research-based Pharmaceutical Companies, chairing its Health Technology Assessment and Public Affairs Committees. He also served over ten years on the Drug/Device Discovery and Development Committee of the American Thoracic Society, serving as Chairman from 2010 to 2012. He is currently appointed to the Ontario Heath Innovation Council and serves as a director and Chairman of the board of directors of Ehave, Inc.. Dr. Witek holds a DrPH degree from Columbia University, an MPH from Yale University, and an MBA from Henley Management College.

Code of Business Conduct

        The Company has adopted the Innoviva, Inc. Code of Business Conduct that applies to all directors, officers and employees. The Code of Business Conduct, as amended and restated on May 1, 2017, is available on the corporate governance section of our website at www.inva.com. If the Company makes any substantive amendments to the Code of Business Conduct or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver as required by applicable law.

Available Information

        Our web page address is www.inva.com. Our investor relations website is located at http://investor.inva.com. We make available free of charge on our investor relations website under "SEC Filings" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on

Form 8-K, our directors' and officers' Section 16 Reports and any amendments to those reports after filing or furnishing such materials to the U.S. Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Innoviva and the Innoviva logo are registered trademarks of Innoviva, Inc. Trademarks, tradenames or service marks of other companies appearing in this report are the property of their respective owners.

ITEM 1A.    RISK FACTORS

Risks Related to our Business

For the foreseeable future we will derive all of our royalty revenues from GSK and our future success depends on GSK's ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK.

        Pursuant to the GSK Agreements, GSK is responsible for the development and commercialization of products in the partnered respiratory programs. Royalty revenues from RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® are expected to represent the majority of our foreseeable future revenues from GSK. The amount and timing of revenue from such royalties are unknown and highly uncertain. Our future success depends upon the performance by GSK of its commercial obligations under the GSK Agreements and the commercial success of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA®. We have no control over GSK's marketing and sales efforts, and GSK might not be successful, which would harm our business and cause the price of our securities to fall.

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

  •
  the mix of sales of our partnered products;

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

  •
  decisions by GSK with respect to the MABA program;

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

        Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a "listed drug" that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application ("ANDA") in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V., Hikma Pharmaceuticals PLC (Hikma), Novartis' Sandoz division and Teva Pharmaceuticals Industries Ltd. (Teva) have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. In March 2017, Mylan N.V. received a complete response letter from the FDA relating to its ANDA for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder. In May 2017, Hikma announced that it received a complete response letter form the FDA relating to its ANDA for fluticasone propionate and salmeterol inhalation powder, and in February 2018, Novartis announced that its generic division Sandoz, had received a complete response letter from FDA in response to its ANDA for a third fluticasone proprionate and salmeterol product. Lastly, Teva announced recently that the FDA approved two of their products for adolescent and adult patients with asthma, one of which is AirDuoTM RespiClick® (fluticasone propionate and salmeterol inhalation powder) a non-AB substitutable generic versions of Advair®. In general, these manufactures are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per FDA's September 2013 Draft Guidance document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. Accordingly, introduction of generic products that compete against

ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

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

        More recently, the current presidential administration and the U.S. Congress have taken actions in an effort to replace PPACA and related legislation with new healthcare legislation. There is uncertainty with respect to the impact these potential changes may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by PPACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

        We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, and may adversely affect our operating results.

The majority of our current revenues are from royalties derived from sales of our respiratory products partnered with GSK, RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. If the treatment paradigm for the indications our partnered products are approved for change or if GSK is unable to, or does not devote sufficient resources to, maintain or continue increasing sales of these products, our results of operations will be adversely affected.

        We currently depend on royalties from sales of our products partnered with GSK to support our existing operations. The treatment paradigm for COPD and asthma constantly evolve. For instance, in

December 2016, the GOLD (Global Initiative for Chronic Obstructive Lung Disease) guidelines were revised to favorably position LABA/LAMA treatment compared to ICS/LABA for the treatment of COPD. If the treatment paradigms were to change further, causing our partnered products to fall out of favor, or if GSK was unable, or did not devote sufficient resources, to maintain or continue increasing RELVAR®/ BREO® ELLIPTA® and ANORO® ELLIPTA® sales, our results of operations would likely suffer and we may need to scale back our operations.

If the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA® in the countries in which they have received regulatory approval encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage do not meet investors, analysts or our expectations, our business will be harmed, and the price of our securities could fall.

        Under our agreements with our collaborative partner GSK, GSK has full responsibility for commercialization of RELVAR®/ BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA®. GSK has launched RELVAR®/ BREO® ELLIPTA® and ANORO® ELLIPTA® in a number of countries including the United States (U.S.), Canada, Japan, the United Kingdom, and Germany among others. The commercialization of both products in countries where they are already launched and the commercialization launch in new countries are still subject to fluctuating overall pricing levels and uncertain timeframes to obtain payor coverage. Any delays or adverse developments or perceived additional delays or adverse developments with respect to the commercialization of RELVAR®/ BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® including if sales or payor coverage do not meet investors, analysts or our expectations, will significantly harm our business and the price of our securities could fall.

We are dependent on GSK for the successful commercialization and development of products under the GSK Agreements. If GSK does not devote sufficient resources to the commercialization or development of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, including TRELEGY® ELLIPTA®, our business will be materially harmed.

        Although we provide support of marketing and sales work through our participation to the Joint Steering Committee, GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA®. Our royalty revenues under the GSK Agreements may not meet our, analysts', or investors' expectations, due to a number of important factors. GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For instance, GSK has wide discretion in determining the efforts and resources that it will apply to the development and commercialization of our partnered products. GSK is currently evaluating next steps with respect to the MABA program. In the event that GSK terminates this or any other development program (other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®) pursuant to agreements entered into in connection with the Spin-Off, the right to such programs would revert to Theravance Biopharma. The timing and amount of royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by GSK. In addition, GSK may determine to focus its commercialization efforts on its own products or TRELEGY® ELLIPTA®. For example, in January 2015, GSK launched Incruse® (Umec) in the U.S., which is a LAMA for the treatment of COPD. GSK may determine to focus its marketing efforts on Incruse, which could have the effect of decreasing the potential market share of ANORO® ELLIPTA® and lowering the royalties we may receive for such product. Alternatively, GSK may decide to market Incruse® in combination with RELVAR®/BREO® ELLIPTA® as an open triple therapy alternative to TRELEGY® ELLIPTA®, or market TRELEGY® ELLIPTA® to eventually compete directly against sales of RELVAR®/BREO® ELLIPTA®. Following the FDA approval of TRELEGY® ELLIPTA® in September 2017, GSK's diligent efforts obligations regarding commercialization matters now has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. If GSK prioritizes TRELEGY® ELLIPTA®, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the GSK Agreements with respect to this product. In the event GSK does not devote sufficient resources to the development or commercialization of our partnered products or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

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

Any adverse developments to the regulatory status of either RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA® in the countries in which they have received regulatory approval including labeling restrictions, safety findings, or any other limitation to usage, will harm our business and may cause the price of our securities to fall.

        Although RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA® are approved and marketed in a number of countries, it is possible that adverse changes to the regulatory status of these products could occur in the event new safety issues are identified, treatment guidelines are changed, or new studies fail to demonstrate product benefits. A number of notable pharmaceutical products have experienced adverse developments during commercialization that have resulted in the product being withdrawn, approved uses being limited, or new warnings being included. In the event that any adverse regulatory change was to occur to any of our products, our business will be harmed and the price of our securities could fall.

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

        In addition, following the September 2017 FDA approval of TRELEGY® ELLIPTA®, GSK's diligent efforts obligations regarding commercialization matters has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. If GSK prioritizes TRELEGY® ELLIPTA®, we would only be entitled to a 15% economic interest in the future payments made by GSK under the GSK Agreements with respect to this product.

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

        We and GSK recently received regulatory approval in the US and positive regulatory opinion in Europe for TRELEGY® ELLIPTA® as triple combination treatments for COPD. As a result of the Spin-Off, most of our economic rights in this program and other programs were assigned to Theravance Biopharma. If these programs are successful and GSK and the respiratory market in general views triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, our business could be harmed, and the price of our securities could fall.

        The use of triple therapy is supported by the GOLD ("Global initiative for chronic Obstructive Lung Disease") guidelines in high-risk patients with severe COPD and a high risk of exacerbations. Prior to the Spin-Off of Theravance Biopharma, Inc. ("Theravance Biopharma") in June 2014 (the "Spin-Off"), we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. As a result of the transactions effected by the Spin-Off, however, we are now only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements which were assigned to TRC while Theravance Biopharma receives 85% of those same payments. The commercial success of RELVAR®/BREO® ELLIPTA® may be adversely effected if GSK or the respiratory markets view TRELEGY® ELLIPTA® or other combination therapies as more beneficial. GSK's diligent efforts obligations regarding commercialization matters has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future.

In the event that Theravance Biopharma defaults or breaches the agreements we entered into with them in connection with the Spin-Off, our business and results of operations may be materially harmed.

        Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2017, the total remaining lease payments, which run through May 2020, were $15.6 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

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

U.S. federal income tax reform could adversely affect us.

        On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a "worldwide" system of taxation to a territorial system and modifies or repeals many business deductions and credits.

        We continue to examine the impact the TCJA may have on our business. We will evaluate the effect of the TCJA on our net operating losses and our projection of taxes. As a result of the passage of the TJCA, corporate tax rates in the United States will decrease in 2018, which resulted in the remeasurement of our deferred tax assets at the new statutory rate and a reduction in the value of our deferred tax assets in 2017.

        The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners business cannot be reliably predicted at this early stage of the new law's implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management's current knowledge and assumptions, following consultation with our tax advisors, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common stock is uncertain and could be materially adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors in common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common stock.

We may not be able to utilize all of our net operating loss carryforwards.

        We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. As a part of the overall Spin-Off transaction, the transfer of certain assets by us to Theravance Biopharma and our distribution of Theravance Biopharma ordinary shares resulted in taxable transfers pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma will generally equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although we will not recognize any gain with respect to the cash we transferred to Theravance Biopharma, we may recognize substantial gain based on the fair market value of the other assets (other than cash) transferred to Theravance Biopharma. The determination of the fair market value of these assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service ("IRS"), which could result in an increase in the amount of gain realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an "ownership change") as determined under the Internal Revenue Code of 1986 (the "Code"). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. We have conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2016, and concluded that we had undergone two ownership changes in prior years. Subsequent changes in our ownership or sale of our stock could have the effect of limiting the use of our net operating losses in the future. We have approximately $1.0 billion of net operating loss carryforward as of December 31, 2017. There may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. As a result of the passage of the Tax Cuts and Job Act, corporate tax rates in the United States will decrease in 2018, resulted in the remeasurement of our deferred tax assets at the new statutory rate and a reduction in the value of our deferred tax assets in 2017. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

        As of December 31, 2017, we had approximately $677.2 million in total debt outstanding, comprised primarily of, $243.7 million in principal outstanding on our term B loan (the "Term B Loan"), $241.0 million in principal that remains outstanding under our convertible subordinated notes, due 2023 (the "2023 Notes") and $192.5 million in principal outstanding under our convertible senior notes due 2025 (the "2025 Notes") (the 2023 Notes and 2025 Notes hereinafter, the "Notes"). The Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and, under the 2023 Notes, the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us.

        Our Term B Loan is secured by a lien on substantially all of our and the guarantors' personal property and material real property assets (if any). If we default under the terms of the Term B Loan, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders' right to repayment would be senior to the rights of the holders of our common stock. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the Term B Loan agreement. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

        We have a small management team and very few employees. We are highly dependent on principal members of our management team and a small group of key employees to operate our business. In February 2018, we announced the resignation of our chief executive officer. The Board of Directors plans to commence a search to identify and hire a new chief executive officer. Our company is located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market remains intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. In April 2017, we announced that our Board of Directors had determined to undertake a comprehensive review of all of our costs, including executive compensation structures. The result of this review has led us to make changes to our compensation structure. If we fail to hire a qualified chief executive officer or retain our qualified personnel or replace them when they leave, we may be unable to successfully continue our business operations or grow our business, which may cause the price of our securities to fall.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including financial reporting and accounting and human resources.

        As of December 31, 2017, we had only 12 employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

If we fail to maintain proper and effective internal control over financial reporting or if the interpretations, estimates or judgments utilized in preparing our financial statements prove to be incorrect, our operating results and our ability to operate our business could be harmed.

        The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting and disclosure controls and procedures. Under the SEC's current rules, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our testing and our independent registered public accounting firm's testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have and expect to continue to incur substantial accounting and auditing expense and to expend significant management time in complying with the requirements of Section 404. In February 2018, we announced the resignation of our Chief Executive Officer, which reduced our already small employee base and resulted in our Senior Vice President and Chief Financial Officer assuming the duties of interim Principal Executive Officer. Having many of the key responsibilities of our business assigned to one individual, our interim Principal Executive Officer, Senior Vice President and Chief Financial Officer, may make it difficult in the future to maintain appropriate segregation of duties in the initiating and recording of transactions, which may exacerbate the risk of a material misstatement or lack of disclosure within the annual or interim financial statements not being prevented or detected. To address this lack of segregation of duties, we have implemented additional oversight procedures and compensating controls with the goal of mitigating this risk and, although we plan to continue to monitor this matter, we currently do not believe that this lack of segregation of duties will have an adverse affect on our internal controls. If we are not able to maintain compliance with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, FINRA, Nasdaq or other regulatory authorities. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

        We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. GAAP presentation is subject to interpretation by the SEC and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in us incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

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

        Proxy contests have been waged against many companies in the biopharmaceutical industry over the last several years. We have been the subject of actions taken by activist stockholders. For instance, Sarissa Capital Domestic Fund LP and certain of its affiliates (together, "Sarissa") nominated three directors for election to our Board of Directors at our 2017 Annual Meeting. Another proxy contest or an activist campaign launched by activist stockholder(s) would require us to incur significant professional fees (including, but not limited to, legal fees, fees for financial advisors, fees for investor relations advisors, and proxy solicitation expenses) and the time-consuming nature of our response to any such activity may significantly divert the attention of management, the Board of Directors and our employees. Further, any perceived uncertainties as to our future direction and control resulting from any proxy contest or similar actions by activist stockholders could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.

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

  •
  if individuals are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders; and

  •
  if individuals are elected or appointed to our Board of Directors who do not agree with our strategic plan, the ability of our Board of Directors to function effectively could be adversely affected, which could in turn adversely affect our business, operating results and financial condition.

        Uncertainties related to, or the results of, such actions could cause our stock price to experience periods of volatility.

        In addition, under certain circumstances arising out of or related to a proxy contest or threatened proxy contest or the nomination of directors by an activist stockholder, a change in the composition of a majority of our Board of Directors may (1) trigger the requirement that we make an offer to repurchase all of our outstanding 2023 Notes at a price equal to 100% of the principal and unpaid interest on such Notes, (2) constitute a change in control under the terms of our severance plans, which provide for payment of severance if a covered executive officer is subject to an involuntary termination within 3 months prior to or 24 months after a change in control of the Company and (3) constitute a change in control under the terms of certain of the Company's equity award grants and equity plans for its employees, and depending on the terms of the award or plan, may result in the accelerated vesting of such award. In the event we were required to offer to repurchase all of the 2023 Notes, which as of December 31, 2017 had an aggregate outstanding principal of approximately $241.0 million, we would be required to obtain additional financing. As of December 31, 2017, we had cash, cash equivalents, and marketable securities of $129.1 million. We cannot assure stockholders that we would be able to timely obtain such financing on commercially reasonable terms, if at all. To the extent that additional capital is raised through the sale of equity or equity-linked securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. We also could be required to seek funds through arrangements with partners or otherwise that may require us to relinquish rights to our intellectual property, our product candidates or otherwise agree to terms unfavorable to us. The occurrence of any of the foregoing events could materially adversely affect our business.

        We cannot predict, and no assurances can be given as to, the outcome or timing of any matters relating to actions by activist stockholders or the ultimate impact on our business, liquidity, financial condition or results of operations.

We have incurred litigation and may incur additional litigation.

        We have been subject to various legal proceedings, and, in the future, we may be exposed to, or threatened with, litigation, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. In addition, agreements entered into by us sometimes include indemnification provisions which may subject us to costs and damages in the event of a claim against an indemnified third party.

        For instance, in March 2017, Sarissa filed a complaint in the Delaware Court of Chancery (the "Court"), demanding that we provide books and records pursuant to Section 220 of the DGCL (the "220 Litigation") and in April 2017, several Sarissa entities filed a complaint for specific performance alleging that it had entered into a binding agreement to settle its proxy contest in exchange for the inclusion of each of George W. Bickerstaff, III and Odysseas Kostas, M.D. on our Board of Directors (the "Specific Performance Litigation"). Following trial, in December 2017, the Court issued a final judgement in favor of Sarissa. In the Specific Performance Litigation, we expanded our Board of Directors from six to eight members and added Dr. Kostas and Mr. Bickerstaff as directors and Sarissa dismissed the 220 Litigation.

        Sarissa, or others, could decide to bring additional litigation against us and/or against directors and officers whom we are obliged to indemnify and defend. Separately, we may be exposed to, or threatened with, future litigation, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business.

        Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. In recognition of these considerations, we may enter into agreements or other arrangements to settle litigation and resolve such disputes. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase our operating expenses.

        If one or more legal matters were resolved against us or an indemnified third party in a reporting period for amounts in excess of management's expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against us that could materially adversely affect our financial condition and operating results.

        While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

We have determined to undertake a comprehensive review of our costs, including our executive compensation structure, which review may not result in meaningful cost savings, may have unintended consequences and could negatively impact our business.

        In April 2017, we announced that our Board of Directors had determined to undertake a fresh, comprehensive review of all of our costs, including executive compensation structures, with the goal that this review would result in meaningful savings in our core operating costs that will benefit our financial performance. In October 2017, we announced that a special committee of our independent directors and the Compensation Committee of our Board of Directors completed a comprehensive review of our spending, including executive and board compensation structures, outside services, travel and entertainment and other expenses. The Compensation Committee of our Board of Directors and the full Board also reviewed and made certain changes to executive and board compensation plans. While our cost reduction efforts are expected to reduce our operating costs, we cannot be certain that such efforts will be successful. There can be no assurances that any meaningful cost savings will correlate with an increase in the price of our common stock.

        Future cost reduction efforts may result in the elimination of certain functional areas and/or reductions of our business operations, including the recently announced management changes, which may limit our ability to effectively manage and grow our business and which could result in the potential decrease in our royalty revenues. It is likely that we will incur short-term costs to implement any longer-term expense reduction initiatives. In addition, in the event that the aggregate amount of cost reductions implemented as a result of our review, if any, do not meet investor or analyst expectations, the price of our common stock could be adversely affected.

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

        Although GSK beneficially owns approximately 31.4% of our outstanding common stock as of December 31, 2017, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Innoviva respiratory products or a partnered product for which we are entitled to receive a lower percentage of royalties, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK's approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, following the FDA regulatory approval of TRELEGY® ELLIPTA® in September 2017, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements, which may be harmful to both our business and our stockholders.

        Following the FDA approval of TRELEGY® ELLIPTA® in September 2017, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. As such, GSK may prioritize TRELEGY® ELLIPTA®, and if GSK and the respiratory market in general view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, this may be harmful to our business, operations and stock price. If GSK prioritizes TRELEGY® ELLIPTA®, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the commercialization of our partnered products or chooses to reprioritize its commercial programs, our businesses, operations and stock price would be negatively affected.

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

        As of December 31, 2017, GSK beneficially owned approximately 31.4% of our outstanding common stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our common stock owned by it terminated upon the expiration of the governance agreement in September 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK's significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

        As of December 31, 2017, GSK beneficially owned approximately 31.4% of our outstanding common stock. As a result of GSK's significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

        The price of our securities has been volatile and may continue to be so. Between January 1, 2017 and December 31, 2017, the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market varied between $10.30 and $14.87 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies' operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

  •
  GSK reprioritizing its development or commercial efforts on other products, including TRELEGY® ELLIPTA® or products owned by GSK (such as Advair®) but which are not partnered with us;

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

  •
  the extent to which GSK advances (or does not advance) FF/VI, UMEC/VI and TRELEGY® ELLIPTA®, through commercialization in all indications in all major markets;

  •
  any adverse developments or perceived adverse developments with respect to our relationship with GSK, including, without limitation, disagreements that may arise between us and GSK;

  •
  decisions by GSK with respect to the MABA program;

  •
  announcements by or regarding GSK generally;

  •
  announcements of patent issuances or denials, technological innovations or new commercial products by GSK;

  •
  publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by GSK;

  •
  regulatory developments in the U.S. and foreign countries, including recent tax reform and the possibility that the current presidential administration and the U.S. Congress may replace PPACA and related legislation with new healthcare legislation;

  •
  economic and other external factors beyond our control;

  •
  sales of stock by us or by our stockholders, including sales by certain of our employees and directors whether or not pursuant to selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended;

  •
  relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 33.6% of our outstanding common stock as of December 31, 2017 based on our review of publicly available filings); and,

  •
  potential sales or purchases of our common stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders

        Recently, we have focused on returning capital to stockholders and paid quarterly dividends during the third and fourth quarters of 2014 and during the first three quarters of 2015. From October 2015 through December 31, 2017, we repurchased an aggregate of 17,307,790 shares of our common stock for a total of $201.2 million. The payment of, or continuation of, capital returns to stockholders is at the discretion of our Board of Directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of capital returns, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors. Future capital returns may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and our working capital and debt maintenance requirements; legal risks; stock or debt repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our capital return programs may change from time to time, and we cannot provide assurance that we will continue to provide any particular amounts. Our announcement of future capital return programs does not obligate us to repurchase any specific dollar amount of debt or equity or number of shares of common stock. A reduction, suspension or change in our capital return programs could have a negative effect on our stock price.

Concentration of ownership will limit your ability to influence corporate matters.

        As of December 31, 2017, GSK beneficially owned approximately 31.4% of our outstanding common stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 2.4% of our outstanding common stock. Based on our review of publicly available filings as of December 31, 2017, our three largest stockholders other than GSK collectively owned approximately 33.6% of our outstanding common stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

ITEM 3.    LEGAL PROCEEDINGS

        As disclosed in our Current Report on Form 8-K, filed with the SEC on April 26, 2017, on April 20, 2017, Sarissa filed a Verified Complaint Pursuant to Section 225 of the Delaware General Corporation Law and for Specific Performance in the Delaware Court of Chancery, captioned Sarissa Capital Domestic Fund LP, et al. v. Innoviva, Inc., C.A. No. 2017-0309-JRS. Sarissa alleged that it had entered into a binding agreement to settle its proxy contest in exchange for the inclusion of each of George W. Bickerstaff, III and Odysseas Kostas, M.D. on our Board of Directors and Sarissa sought specific performance of the alleged agreement. Following trial, in December 2017, the Court issued a final judgement in favor of Sarissa, and the Company expanded our Board of Directors from six to eight members and added Dr. Kostas and Mr. Bickerstaff as directors.

        From time to time, we may also be involved in legal proceedings in the ordinary course of business.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock had been traded on Nasdaq under the symbol "THRX" from October 5, 2004 until January 8, 2016. Upon changing our corporate name to Innoviva, Inc. on January 7, 2016, we changed the stock ticker symbol to "INVA" effective January 11, 2016. The following table sets forth the high and low sales prices of our common stock on a per share basis for the periods indicated and as reported on The Nasdaq Global Select Market.

	Market Price
	High	Low
Calendar Quarter
2017
Fourth Quarter	$14.87	$11.47
Third Quarter	14.48	11.88
Second Quarter	14.55	11.02
First Quarter	14.05	10.30
2016
Fourth Quarter	$11.34	$8.67
Third Quarter	13.37	10.48
Second Quarter	14.15	9.78
First Quarter	13.21	7.56

Holders

        As of February 16, 2018, there were 100 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

        In February 2017, we announced a capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorized a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017.

        In May 2017, we redeemed $50.0 million in outstanding principal on our non-recourse notes due 2029 ("2029 Notes") as part of the 2017 Capital Return Plan.

        In August 2017, as part of the 2017 Capital Return Plan, we used approximately $17.5 million of the net proceeds from the offering of our 2025 Notes to repurchase and retire 1,317,771 shares of our common stock concurrently with the pricing of the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent.

        In October 2017, we entered into an ASR agreement with a financial institution to repurchase $80.0 million of our common stock as a part of the 2017 Capital Return Plan. In December 2017, we repurchased 6,112,335 shares of our common stock under the ASR agreement.

        Share repurchase activity related to the 2017 Capital Return Plan during the fiscal quarter ended December 31, 2017 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans of Programs
October 1, 2017 to October 31, 2017	—	$—	—
November 1, 2017 to November 30, 2017	—	$—	—
December 1, 2017 to December 31, 2017	6,112,335	$13.09	6,112,335	$—

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2012 and ending on December 31, 2017, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the Nasdaq S&P Small Cap 600 Pharma Index and (iii) the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 31, 2012 in each of (1) our common stock, (2) the Nasdaq Composite Index, (3) the Nasdaq S&P Small Cap 600 Pharma Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

        Among Innoviva, Inc. the Nasdaq Composite Index, Nasdaq Biotechnology Index, and Nasdaq S&P Small Cap 600 Pharma Index

*
$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends. The performance chart for Innoviva is adjusted for the June 2014 Spin Off, in which each of our stockholders received one ordinary share of Theravance Biopharma, Inc. for every 3.5 shares of our common stock.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
			(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Net revenue	$217,217	$133,569	$53,949	$8,433	$4,532
Operating expenses:
Research and development	1,355	1,393	2,619	7,498	9,038
General and administrative(3)	32,258	23,188	19,750	34,864	24,289

Total operating expenses(2)	33,613	24,581	22,369	42,362	33,327

Income (loss) from operations	183,604	108,988	31,580	(33,929)	(28,795)
Interest and other income (expense), net	(5,731)	2,964	1,463	(2,709)	7,510
Interest expense	(43,601)	(52,416)	(51,803)	(36,892)	(9,348)

Income (loss) from continuing operations	134,272	59,536	(18,760)	(73,530)	(30,633)
Income (loss) from discontinued operations(1)(2)	—	—	—	(94,934)	(140,068)

Net income (loss)	134,272	59,536	(18,760)	(168,464)	(170,701)
Net income attributable to noncontrolling interest	129	—	—	—	—

Net income (loss) attributable to Innoviva stockholders	$134,143	$59,536	$(18,760)	$(168,464)	$(170,701)

Basic net income (loss) per share attributable to Innoviva stockholders
Continuing operations	$1.25	$0.54	$(0.16)	$(0.66)	$(0.30)
Discontinued operations	—	—	—	(0.84)	(1.37)

Basic net income (loss) per share	$1.25	$0.54	$(0.16)	$(1.50)	$(1.67)

Diluted net income (loss) per share attributable to Innoviva stockholders:
Continuing operations	$1.17	$0.53	$(0.16)	$(0.66)	$(0.30)
Discontinued operations	—	—	—	(0.84)	(1.37)

Diluted net income (loss) per share	$1.17	$0.53	$(0.16)	$(1.50)	$(1.67)

Shares used to compute basic net income (loss) per share	106,945	110,280	115,372	112,059	102,425
Shares used to compute diluted net income (loss) per share	119,866	123,233	115,372	112,059	102,425
Cash dividends declared per common share	$—	$—	$0.75	$0.50	$—

	As of December 31,
	2017	2016	2015	2014	2013
			(In thousands)
CONSOLIDATED BALANCE SHEETS DATA
Cash, cash equivalents and marketable securities	$129,075	$150,433	$187,283	$283,354	$520,499
Working capital	165,627	177,997	200,834	238,426	398,794
Total assets	367,337	378,996	408,932	521,654	681,255
Long-term liabilities	575,302	711,938	738,086	731,247	297,729
Accumulated deficit	(1,498,748)	(1,632,891)	(1,692,427)	(1,673,667)	(1,505,203)
Total Innoviva stockholders' (deficit) equity	(242,859)	(352,991)	(342,645)	(223,349)	299,122

(1)
On June 1, 2014, we spun off our research and drug development operations to Theravance Biopharma. The results of operations for the former research and drug development operations until June 1, 2014 are included above as part of discontinued operations.

(2)
Stock-based compensation expense included in total operating expenses is as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
			(In thousands)
Research and development	$697	$632	$1,036	$2,781	$573
General and administrative	9,136	7,665	5,837	12,980	7,325

Stock-based compensation from continuing operations	9,833	8,297	6,873	15,761	7,898
Stock-based compensation from discontinued operations	—	—	—	11,629	17,789

Total stock-based compensation	$9,833	$8,297	$6,873	$27,390	$25,687

(3)
Year ended December 31, 2017 amount includes $8.1 million net proxy contest and associated litigation costs.

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

Management Overview

        Innoviva, Inc. ("Innoviva", the "Company" or "we") is focused on bringing compelling medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals, to maximize the commercial potential of its respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI"), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI") and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement, we are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO™ ELLIPTA™, royalties are upward tiering and range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement or the Strategic Alliance Agreement with GSK (referred to herein collectively as the "GSK Agreements") the GSK Agreements, which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

        Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of December 31, 2017, we had 12 employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Financial Highlights

        In the year ended December 31, 2017, our net income attributable to Innoviva stockholders was $134.1 million, an improvement of $74.6 million from a net income of $59.5 million in the year ended December 31, 2016, primarily due to an increase in net royalty revenue and a decrease in interest expense. Cash, cash equivalents, and marketable securities, totaled $129.1 million on December 31, 2017, a decrease of $21.4 million from December 31, 2016. The decrease was due primarily to the repayments and redemptions on our 2029 Notes of $487.2 million, repurchases of common stock of $97.5 million, and net purchases of marketable securities of $23.2 million. These outflows were partially offset by cash provided by operating activities of $141.8 million, proceeds from term loans ("Term B Loan") of $250.0 million, and proceeds from issuance of convertible senior notes due 2025 ("2025 Notes") of $192.5 million.

Capital Return Plans

        In February 2017, we announced a capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorized a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150.0 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017.

        In May 2017, we redeemed $50.0 million in outstanding principal on our 2029 Notes as part of the 2017 Capital Return Plan.

        In August 2017, as part of the 2017 Capital Return Plan, we used approximately $17.5 million of the net proceeds from the offering of our 2025 Notes to repurchase and retire 1,317,771 shares of our common stock concurrently with the pricing of the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent.

        In October 2017, we entered into an ASR agreement with a financial institution to repurchase $80.0 million of our common stock as a part of the 2017 Capital Return Plan. In December 2017, we repurchased 6,112,335 shares of our common stock under the ASR agreement.

Repayments of Notes Payable and Loan

        In 2017, we paid down the principal balance of the 2029 Notes with $29.6 million, redeemed $50.0 million of the 2029 Notes under the 2017 Capital Return Plan, and used the net proceeds of the Term B Loan and the 2025 Notes to redeem the remaining outstanding balance of the 2029 Notes of $407.6 million.

        In December 2017, we paid down $6.3 million on the principal balance of the Term B Loan.

Collaborative Arrangements with GSK

LABA Collaboration

        In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma. The collaboration has developed three combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF), (2) ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist ("LAMA"), umeclidinium bromide (UMEC), with a LABA, VI and (3) TRELEGY® ELLIPTA®, fluticasone furoate/umeclidinium/vilanterol (FF/UMEC/VI).

        As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, in accordance with the LABA Collaboration Agreement, we paid milestone fees to GSK totaling $220.0 million during the year ended December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing commercialization activities under the LABA Collaboration Agreement including participation on the joint steering committee and joint project committee that are expected to continue over the life of the agreement. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the products.

        We are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO® ELLIPTA®, royalties are upward tiering and range from 6.5% to 10%.

        We are also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC in connection with the Spin-Off, including TRELEGY® ELLIPTA® , which royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

        In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the "Additional MABAs"). The development program has been funded in full by GSK and is in Phase II clinical studies stage. GSK is in the process of determining next steps for the program.

As a result of the transactions effected by the Spin-Off, we are only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of products that may be developed under the Strategic Alliance Agreement, such as MABA and MABA/FF, while Theravance Biopharma receives 85% of those same payments.

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

        Under the GSK Agreements, we recognized net revenue of $217.2 million, $133.6 million and $53.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. In the fourth quarter of 2017, we completed our performance obligations under the MABA program earlier than previously estimated. The performance period was previously estimated to end in June 2020. The change in this estimate resulted in full recognition of the remaining deferred revenue balance and an increase of $2.2 million in revenue in the fourth quarter of 2017 as compared to the third quarter of 2017.

Capitalized Fees paid to a Related Party

        We capitalize fees paid to licensors related to agreements for approved products or commercialized products ("Capitalized Fees"). Our gross Capitalized Fees of $220 million as of December 31, 2017 consist of registrational and launch-related to milestone fees paid to GSK. We capitalized these fees as capitalized fees paid to a related party and amortize these Capitalized Fees on a straight-line basis over their estimated useful lives upon the commercial launch of the products. The estimated useful lives of these Capitalized Fees are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the agreement is terminated earlier. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these Capitalized Fees is recognized as a reduction of royalty revenue. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $13.8 million, respectively. The remaining estimated amortization expense is $13.8 million for each of the years from 2018 to 2022 and $97.7 million thereafter.

        We review our Capitalized Fees for impairment on a product-by-product basis for each major geographic area when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of Capitalized Fees is measured by comparing the asset's carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We derive the required cash flow estimates from near-term forecasted product sales and long-term projected sales in the corresponding market. Based upon our analyses, no impairment charges have been recorded on the Capitalized Fees as of December 31, 2017.

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

Accounting for Convertible Senior Notes Due 2025

        On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes. Due to our ability to settle the conversion obligation of the 2025 Notes in cash, common stock or a combination of cash and common stock, at our option, we separately account for the liability and equity components of the 2025 Notes by allocating the proceeds between the liability component and the embedded conversion option ("equity component"). The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using the income approach. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The equity component of the 2025 Notes of $67.3 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2025 Notes and the fair value of the liability of the 2025 Notes on the date of issuance. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

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

Results of Operations

Net Revenue

        Total net revenue, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Royalties from a related party—RELVAR/BREO	$198,726	$128,638	$59,188	$70,088	54%	$69,450	117%
Royalties from a related party—ANORO	29,036	17,869	7,699	11,167	62	10,170	132
Royalties from a related party—TRELEGY	179	—	—	179	—	—	—

Total royalties from a related party	227,941	146,507	66,887	81,434	56	79,620	119
Less: amortization of capitalized fees paid to a related party	(13,823)	(13,823)	(13,823)	—	—	—	—

Royalty revenue	214,118	132,684	53,064	81,434	61	79,620	150
Strategic alliance—MABA program license	3,099	885	885	2,214	250	—	—

Total net revenue from GSK	$217,217	$133,569	$53,949	$83,648	63%	$79,620	148%

        Total net revenue increased for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to growth in prescriptions and market share for both RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, and initiation of sales by GSK of TRELEGY® ELLIPTA® in the fourth quarter of 2017. In the fourth quarter of 2017, due to the completion of Innoviva's performance obligations under the MABA program, we revised the performance period, which was previously estimated to end in June 2020. The change in this estimate resulted in full recognition of the remaining deferred revenue balance.

        Total net revenue increased for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increases were primarily due to higher sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

        The revenue growth during the years ended December 31, 2017 and 2016 may not be indicative of our future revenue growth, if any.

Research & Development

        Research & Development ("R&D") expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Research and development expenses	$1,355	$1,393	$2,619	$(38)	(3)%	$(1,226)	(47)%

        R&D expenses decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016, and for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to reduced activities related to the late-stage partnered respiratory assets with GSK.

General & Administrative

        General and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
General and administrative expenses	$32,258	$23,188	$19,750	$9,070	39%	$3,438	17%

        General and administrative expenses increased in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to net proxy contest and associated litigation costs of $8.1 million.

        General and administrative expenses increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the recognition of stock-based compensation expenses related to pre-Spin-Off legacy performance-contingent RSAs and higher employee costs.

Other Income (Expense), net and Interest Income

        Other income (expense), net and interest income, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Other (expense) income, net	$(7,042)	$2,382	$1,120	$(9,424)	*	$1,262	113%
Interest income	1,311	582	343	729	125%	239	70

*
Not Meaningful

        Other expense, net for the year ended December 31, 2017 primarily pertains to the write-off of unamortized debt issuance costs of $7.3 million in relation to our redemptions of the 2029 Notes. Other income, net for the year ended December 31, 2016 primarily pertains to a realized gain of $2.3 million from the repurchases of our 2023 Notes during the year ended December 31, 2016. Other income, net for the year ended December 31, 2015 primarily relates to a realized gain of $1.2 million on the sale of the remaining ordinary shares of Theravance Biopharma that we held.

        Interest income increased in the year ended December 31, 2017 as compared to the year ended December 31, 2016, and in the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to higher interest generated from our investments in marketable securities.

Interest Expense

        Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Interest expense	$43,601	$52,416	$51,803	$(8,815)	(17)%	$613	1%

        Interest expense decreased in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to redemption of our 2029 Notes with the net proceeds from the Term B Loan and 2025 Notes, the lower interest rates starting August 2017 under the Term B Loan and 2025 Notes compared to the interest rates of the 2029 Notes, and lower principal balance resulting from repurchase of our 2023 Notes.

        Interest expense increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to higher outstanding average principal balance on our 2029 Notes, of which $0.9 million was added in the first two quarters of 2016 and $43.1 million was added during the years ended December 31, 2015 and 2014 in the form of payment in kind ("PIK"). See "Liquidity" section below for further information.

Income Taxes

        As of December 31, 2017 and 2016, we had net operating loss carryforwards for federal income taxes of $1.0 billion and $1.1 billion, respectively. As of December 31, 2017 and 2016, we had federal research and development tax credit carryforwards of $45.2 million. We recorded a valuation allowance to offset in full the benefit related to our deferred tax assets because realization of these benefits is uncertain.

        We had unrecognized tax benefits of $15.5 million as of December 31, 2017 and 2016. None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets.

        Utilization of net operating loss and tax credit carryforwards are subject to rules, provided by the Internal Revenue Code and similar state provisions, governing annual limitations tied to ownership changes. In addition, as a result of the passage of the Tax Cuts and Jobs Act, corporate tax rates in the United States will decrease in 2018, which resulted in the remeasurement of our deferred tax assets at the new statutory rate and a reduction in the value of our deferred tax assets in 2017. We conducted an analysis through 2016 to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, we estimate that no portion of the net operating loss or credit carryforwards will expire before becoming available to reduce federal and state income tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Net Income Attributable to Noncontrolling Interest

        This represents the share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the year ended December 31, 2017.

Liquidity and Capital Resources

Liquidity

        Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. Since the start of the commercialization of RELVAR®/ BREO® ELLIPTA® in the fourth quarter of 2013, ANORO® ELLIPTA® during 2014 and TRELEGY® ELLIPTA® in fourth quarter of 2017, we have complemented the source of financing with royalty revenues from the global net sales of these products by GSK. In the year ended December 31, 2017, we generated gross royalty revenues from GSK of $227.9 million. Net cash and cash equivalents, short-term investments and marketable securities totaled $129.1 million, and royalties receivable from GSK totaled $70.5 million as of December 31, 2017.

        In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of our 2029 Notes. In May 2017, we redeemed $50.0 million on the 2029 Notes. In August 2017, we used the net proceeds of the 2025 Notes and Term B Loan (both described below) to redeem the 2029 Notes in full.

        On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes. The proceeds include the 2025 Notes sold pursuant to the $17.5 million over-allotment option granted by us to the initial purchasers, which option was exercised in full. The 2025 Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The 2025 Notes will mature on August 15, 2025, unless repurchased or converted in accordance with their terms prior to such date. Concurrently with the pricing of the offering, we repurchased and retired 1,317,771 shares of our common stock for approximately $17.5 million of the net proceeds from the offering, in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent. The remaining net proceeds from the sale of the 2025 Notes in the offering were used to redeem a portion of the principal outstanding under the 2029 Notes on August 15, 2017.

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

Adequacy of Cash Resources to Meet Future Needs

        We believe that cash from projected future royalty revenues and our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated debt service and operating needs for at least the next twelve months based upon current operating plans and financial forecasts. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, from time to time we may restructure or reduce our debt, including through tender offers, redemptions, amendments, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

        Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2017	2016	2015	2017	2016
Net cash provided by operating activities	$141,749	$60,984	$10,131	$80,765	$50,853
Net cash (used in) provided by investing activities	(23,236)	(4,580)	159,168	(18,656)	(163,748)
Net cash used in financing activities	(163,193)	(97,568)	(106,919)	(65,625)	9,351

Cash Flows from Operating Activities

        Cash provided by operating activities for the year ended December 31, 2017 was $141.7 million, consisting primarily of our net income of $134.3 million, adjusted for non-cash items such as

$14.0 million of depreciation and amortization, $9.8 million for stock-based compensation expense, $7.3 million of loss on debt extinguishment and $5.1 million amortization of debt discount and debt issuance costs, offset by changes in operating assets and liabilities, including an increase in receivables from collaborative arrangements of $23.7 million and a reduction in deferred revenue of $3.1 million.

        Cash provided by operating activities for the year ended December 31, 2016 was $61.0 million, consisting primarily of our net income of $59.5 million, adjusted for non-cash items such as $14.0 million of depreciation and amortization and $8.3 million for stock-based compensation expense, offset by changes in operating assets and liabilities, including an increase in receivables from collaborative arrangements of $20.6 million.

        Cash provided by operating activities for the year ended December 31, 2015 was $10.1 million, consisting primarily of our net loss of $18.8 million, adjusted for non-cash items such as $22.6 million interest expense added to the principal balance of our then 2029 Notes, $13.9 million of depreciation and amortization and $6.9 million for stock-based compensation expense, offset by changes in operating assets and liabilities, including an increase in receivables from collaborative arrangements of $15.7 million.

Cash Flows from Investing Activities

        Net cash used in investing activities for the year ended December 31, 2017 of $23.2 million was primarily due to $67.6 million in purchases of marketable securities, partially offset by $44.4 million of proceeds received from the sale and maturities of marketable securities.

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

Cash Flows from Financing Activities

        Net cash used in financing activities for the year ended December 31, 2017 of $163.2 million was primarily due to $487.2 million principal repayments of our 2029 Notes and $97.5 million repurchases of our common stock. These outflows were partially offset by the net proceeds of $242.6 million from the financing of our Term B Loan and the net proceeds of $187.1 million from issuance of our convertible senior notes due 2025.

        Net cash used in financing activities for the year ended December 31, 2016 of $97.6 million was primarily due to $78.1 million repurchases of common stock, $11.6 million repurchases of our 2023 Notes, and $6.8 million repayments on principal of our 2029 Notes.

        Net cash used in financing activities for the year ended December 31, 2015 of $106.9 million was primarily due to $87.3 million of cash dividends paid to our stockholders and $25.6 million repurchases of common stock, partially offset by $6.0 million of proceeds received from the issuance of our common stock.

Off-Balance Sheet Arrangements

        In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2017, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $15.6 million. The carrying value of this lease guarantee was $0.8 million as of December 31, 2017 and is reflected in other long-term liabilities in our consolidated balance sheet.

Commitments and Contingencies

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of December 31, 2017.

Contractual Obligations and Commercial Commitments

        In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of December 31, 2017.

		Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
2023 Notes	$240,984	$—	$—	$—	$240,984
2025 Notes	192,500	—	—	—	192,500
Term B Loan*	243,750	25,000	50,000	168,750	—
Facility leases	2,281	392	819	869	201

Total	$679,515	$25,392	$50,819	$169,619	$433,685

*
Two and one half percent (2.5%) of the initial principal amount is due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Additionally, the Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF") to repay the term loans. The percentage of the ECF scales upwards on a tiered basis from 0% to 50%, based on our leverage ratio, as calculated pursuant to the Credit Agreement, as of the last day of the applicable fiscal year. The first ECF application date will be measured as of the end of fiscal year 2018.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We are exposed to interest rate risk related to our portfolio of investments in debt securities and the debt that we have issued. We account for our investments in debt securities at fair value, with unrealized gains or losses recorded as a component of other comprehensive income. We believe that our exposure to interest rate risk on our investment portfolio is immaterial as of December 31, 2017 and 2016, as the average remaining maturity of our investment portfolio was three months and one month as of the respective dates.

        Our debt portfolio includes the senior secured term loans under the Term B Loan which bear interest at a variable rate based on LIBOR plus 4.5% or a certain alternate base rate plus 3.5%. We are exposed to market risks related to fluctuations in interest rates on these loans. As of December 31, 2017, the stated interest rate for the Term B Loan, based on LIBOR, was 5.94%. An increase in the LIBOR of 50 basis points would increase our annual interest expense by $1.2 million based on the outstanding balance of $243.8 million as of December 31, 2017.

        We account for our 2023 Notes and 2025 Notes on an amortized cost basis and our recognized value of the debt does not reflect changes in fair value. Also, because our 2023 Notes and 2025 Notes bear interest at a fixed rate, our cash flows are not subject to variability as a result of changes in interest rates. However, we do disclose the estimated fair value of our debt and we are exposed to changes in fair value that may occur as a result of interest rate fluctuations. As of December 31, 2017, based on available pricing information, the respective fair values of our 2023 Notes and 2025 Notes were estimated to be $241.3 million and $206.0 million, respectively. The 2023 Notes and 2025 Notes bear interest at a fixed rate of 2.125% and 2.5%, respectively. Information about the contractual maturities of our debt is disclosed in the table within the Contractual Obligations and Commercial Commitments section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$73,336	$118,016
Short-term marketable securities	55,739	32,417
Related party receivables from collaborative arrangements	70,540	46,847
Prepaid expenses and other current assets	754	766

Total current assets	200,369	198,046
Property and equipment, net	209	368
Capitalized fees paid to a related party, net	166,722	180,545
Other assets	37	37

Total assets	$367,337	$378,996

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$601	$128
Accrued personnel-related expenses	1,721	2,361
Accrued interest payable	5,920	7,828
Other accrued liabilities	1,500	1,095
Current portion of long-term debt	25,000	7,752
Deferred revenue, current	—	885

Total current liabilities	34,742	20,049
Long-term debt, net of current portion, discount and issuance costs	574,362	708,341
Other long-term liabilities	940	1,383
Deferred revenue	—	2,214
Commitments and contingencies (Notes 9)
Stockholders' deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 102,046 and 108,585 shares issued as of December 31, 2017 and 2016, respectively	1,019	1,085
Treasury stock: 150 shares as of December 31, 2017 and 2016	(3,263)	(3,263)
Additional paid-in capital	1,258,151	1,282,077
Accumulated other comprehensive (loss) income	(18)	1
Accumulated deficit	(1,498,748)	(1,632,891)

Total Innoviva stockholders' deficit	(242,859)	(352,991)
Noncontrolling interest	152	—

Total stockholders' deficit	(242,707)	(352,991)

Total liabilities and stockholders' deficit	$367,337	$378,996

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Royalty revenue from a related party, net of amortization for capitalized fees paid to a related party of $13,823 in the year ended December 31, 2017, 2016, and 2015, respectively	$214,118	$132,684	$53,064
Revenue from collaborative arrangements from a related party	3,099	885	885

Total net revenue	217,217	133,569	53,949

Operating expenses:
Research and development	1,355	1,393	2,619
General and administrative	32,258	23,188	19,750

Total operating expenses	33,613	24,581	22,369

Income from operations	183,604	108,988	31,580
Other (expense) income, net	(7,042)	2,382	1,120
Interest income	1,311	582	343
Interest expense	(43,601)	(52,416)	(51,803)

Net income (loss)	134,272	59,536	(18,760)
Net income attributable to noncontrolling interest	129	—	—

Net income (loss) attributable to Innoviva stockholders	$134,143	$59,536	$(18,760)

Basic net income (loss) per share attributable to Innoviva stockholders	$1.25	$0.54	$(0.16)

Diluted net income (loss) per share attributable to Innoviva stockholders	$1.17	$0.53	$(0.16)

Shares used to compute Innoviva basic and diluted net income (loss) per share:
Shares used to compute basic net income (loss) per share	106,945	110,280	115,372

Shares used to compute diluted net income (loss) per share	119,866	123,233	115,372

Cash dividends declared per common share	$—	$—	$0.75

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$134,272	$59,536	$(18,760)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	(19)	3	1,305
Less: realized gain on marketable securities, net	—	—	(1,220)

Comprehensive income (loss)	134,253	59,539	(18,675)
Comprehensive income attributable to noncontrolling interest	129	—	—

Comprehensive income (loss) attributable to Innoviva stockholders	$134,124	$59,539	$(18,675)

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(In thousands)

	Innoviva Stockholders' Deficit
	Common Stock			Accumulated Other Comprehensive Income (loss)		Treasury Stock
			Additional Paid-In Capital		Accumulated Deficit			Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance as of December 31, 2014	116,445	$1,164	$1,452,504	$(87)	$(1,673,667)	(150)	$(3,263)	$—	$(223,349)
Exercise of stock options, and issuance of common stock units and stock awards	740	8	(488)	—	—	—	—	—	(480)
Issuance of common stock in private placement to a related party	424	4	6,524	—	—	—	—	—	6,528
Stock-based compensation	—	—	6,873	—	—	—	—	—	6,873
Repurchase of common stock	(2,676)	(27)	(25,609)	—	—	—	—	—	(25,636)
Cash dividends declared, $0.75 per common share	—	—	(87,906)	—	—	—	—	—	(87,906)
Net loss	—	—	—	—	(18,760)	—	—	—	(18,760)
Other comprehensive income	—	—	—	85	—	—	—	—	85

Balance as of December 31, 2015	114,933	1,149	1,351,898	(2)	(1,692,427)	(150)	(3,263)	—	(342,645)
Exercise of stock options, and issuance of common stock units and stock awards	853	8	(674)	—	—	—	—	—	(666)
Partial termination of capped call options associated with repurchases of convertible notes due 2023	—	—	578	—	—	—	—	—	578
Stock-based compensation	—	—	8,297	—	—	—	—	—	8,297
Repurchase of common stock	(7,201)	(72)	(78,022)	—	—	—	—	—	(78,094)
Net income	—	—	—	—	59,536	—	—	—	59,536
Other comprehensive income	—	—	—	3	—	—	—	—	3

Balance as of December 31, 2016	108,585	1,085	1,282,077	1	(1,632,891)	(150)	(3,263)	—	(352,991)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	23	23
Exercise of stock options, and issuance of common stock units and stock awards	891	9	(1,702)	—	—	—	—	—	(1,693)
Stock-based compensation	—	—	9,833	—	—	—	—	—	9,833
Cash dividend forfeited	—	—	7	—	—	—	—	—	7
Repurchase of common stock	(7,430)	(75)	(97,425)	—	—	—	—	—	(97,500)
Equity component of Covertible Senior Notes due 2025, net of issuance costs	—	—	65,361	—	—	—	—	—	65,361
Net income	—	—	—	—	134,143	—	—	129	134,272
Other comprehensive loss	—	—	—	(19)	—	—	—	—	(19)

Balance as of December 31, 2017	102,046	$1,019	$1,258,151	$(18)	$(1,498,748)	(150)	$(3,263)	$152	$(242,707)

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$134,272	$59,536	$(18,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,982	13,954	13,933
Stock-based compensation	9,833	8,297	6,873
Amortization of debt discount and issuance costs	5,116	2,847	2,943
Loss (gain) on extinguishment of debt	7,256	(2,342)	—
Amortization of discount on short-term investments	(105)	(9)	583
Amortization of lease guarantee	(325)	(190)	—
Interest added to the principal balance of non-recourse notes due 2029	—	855	22,635
Realized gain on sale of marketable securities, net	—	—	(1,220)
Other non-cash items	—	—	(3)
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(23,693)	(20,619)	(15,678)
Prepaid expenses and other current assets	12	48	320
Other assets	—	(19)	—
Accounts payable	473	(690)	818
Payable to Theravance Biopharma, Inc., net	—	—	(1,056)
Accrued personnel-related expenses and other accrued liabilities	(81)	276	(725)
Accrued interest payable	(1,908)	(83)	360
Other long-term liabilities	16	8	(7)
Deferred revenue	(3,099)	(885)	(885)

Net cash provided by operating activities	141,749	60,984	10,131

Cash flows from investing activities
Maturities of marketable securities	44,387	88,422	137,621
Purchases of marketable securities	(67,623)	(95,719)	(86,523)
Sales of marketable securities	—	2,995	108,077
Purchases of property and equipment	—	(278)	(7)

Net cash (used in) provided by investing activities	(23,236)	(4,580)	159,168

Cash flows from financing activities
Proceeds from senior secured term loans	250,000	—	—
Proceeds from issuance of convertible senior notes due 2025	192,500	—	—
Payments of debt issuance costs and debt discount	(12,803)	—	—
Payments of principal on non-recourse notes due 2029	(487,189)	(6,828)	—
Repurchase of shares to satisfy tax withholding	(2,128)	(1,079)	(2,192)
Payments of principal on senior secured term loans	(6,250)	—	—
Payments of cash dividends to stockholders	(281)	(960)	(87,331)
Proceeds from issuances of common stock, net	435	385	8,240
Repurchase of common stock	(97,500)	(78,094)	(25,636)
Repurchase of convertible subordinated notes due 2023	—	(11,570)	—
Proceeds from capped-call options	—	578	—
Contributions from noncontrolling interest	23	—	—

Net cash used in financing activities	(163,193)	(97,568)	(106,919)

Net (decrease) increase in cash and cash equivalents	(44,680)	(41,164)	62,380
Cash and cash equivalents at beginning of period	118,016	159,180	96,800

Cash and cash equivalents at end of period	$73,336	$118,016	$159,180

Supplemental disclosure of cash flow information
Cash paid for interest	$40,353	$48,797	$25,863

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

        Innoviva, Inc. (referred to as "Innoviva", the "Company", or "we" and other similar pronouns) is focused on bringing compelling medicines to patients in areas of unmet need by leveraging its significant expertise in the development, commercialization and financial management of bio-pharmaceuticals. Innoviva's portfolio is anchored by the respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO®ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI"), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI") and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement, Innoviva is eligible to receive the associated royalty revenues from RELVAR®/BREO®ELLIPTA® and ANORO® ELLIPTA®. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"), relating to TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the "GSK Agreements"), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Innoviva and its wholly owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For the consolidated variable interest entity, the Company records net income attributable to noncontrolling interest on its consolidated statements of operations equal to the percentage of ownership interest retained in such entity by the respective noncontrolling party.

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

Investments in Marketable Securities

        We invest in short-term investments and marketable securities, primarily corporate notes, government securities, government agencies, and government commercial papers. We limit the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or short-term marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of stockholders' deficit. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations. Realized gains and losses, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

        Financial instruments include cash equivalents, marketable securities, receivables from collaborative arrangements, accounts payable, and accrued liabilities. Cash equivalents and marketable securities are carried at estimated fair value. The carrying value of receivables from collaborative arrangements, accounts payable, and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments.

Property and Equipment

        Property and equipment as of December 31, 2017 and 2016, which consisted of equipment, computer equipment, software, office furniture and fixture, amounted to $0.2 million and $0.4 million, respectively.

        Property, equipment and leasehold improvements are stated at cost and depreciated using the straight-line method as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 years

        Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.1 million and $0.1 million, respectively.

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

        The remaining deferred revenue under the GSK Strategic Alliance Agreement was fully recognized during the year ending December 31, 2017 because there is no remaining performance obligation for Innoviva under the MABA program.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

        We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2017, there were no allowances for doubtful accounts and we have not had any write-offs historically.

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

        Stock-based compensation expense is calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Our estimated annual forfeiture rates for stock options, RSUs and RSAs are based on our historical forfeiture experience.

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

Amortization of Debt Issuance Costs from Non-Recourse Notes Due 2029

        In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse 9% fixed rate term notes due the 2029 (the "2029 Notes") issued by our wholly-owned subsidiary.

        We incurred approximately $15.3 million in transaction costs in connection with issuance of the 2029 Notes, which we amortized to interest expense over the estimated life of the 2029 Notes based on the effective interest method. In May 2017, we redeemed $50 million on the 2029 Notes. In August 2017, we redeemed the remaining principal balance of $407.6 million with the net proceeds from the convertible senior notes due 2025 (the "2025 Notes") and Term B Loan. With the redemptions of the

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2029 Notes, we recorded $7.3 million loss on the extinguishment and presented it as part of Other income (expense), net in our consolidated statements of operations.

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

        None of our currently unrecognized tax benefits would affect our effective income tax rate if recognized, due to the valuation allowance that currently offsets our deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits relating to uncertain tax positions existing as of December 31, 2017 will significantly increase or decrease in the next 12 months.

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

Related Parties

        GSK owned 31.4% of our outstanding common stock as of December 31, 2017. Transactions with GSK are described in Note 3, "Collaborative Arrangements".

        In filings with the Securities and Exchange Commission, BlackRock, Inc., a global provider of investment, advisory and risk management solutions, reported beneficial ownership of more than 10% of our outstanding common stock as of December 31, 2017. We use an external asset manager, not affiliated with BlackRock, Inc., to manage a portion of our cash and investments portfolio. We had $64.3 million invested in BlackRock Liquidity Money Market Fund as of December 31, 2016 through our external asset manager. The money market fund invests in U.S. Treasury bills, notes, trust receipts and direct obligations of the U.S. Treasury and repurchase agreements relating to direct treasury obligations. We had no investment in this fund as of December 31, 2017.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

        In April 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on licensing and the identification of performance obligations consideration included in ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is also known as ASC 606, was issued in May 2014 and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08 to provide amendments to clarify the implementation guidance on principal versus agent considerations. This standard is effective for us on January 1, 2018. We implemented the standard on January 1, 2018 on a modified retrospective basis to contracts which are not completed as of this date. This standard will not have a material impact on our consolidated financial statements as we do not have any unrecognized transaction price, other than sales-based royalty revenue, or any remaining performance obligations under our collaboration agreements as of the initial adoption date.

        In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases in the consolidated balance sheets but recognize the impact on the consolidated statement of operations and cash flows in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. The standard is effective for us at the beginning January 1, 2019 and requires transition under a modified retrospective method. The most significant impact of the update to us is that we will be required to recognize a "right-of-use" asset and lease liability for the operating lease agreement that was not previously included on the balance sheet under the existing lease guidance. We anticipate that there will be no material impact on our consolidated statement of operations from the adoption of ASU 2016-02.

2. NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share attributable to Innoviva stockholders is computed by dividing net income (loss) attributable to Innoviva stockholder by the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share attributable to Innoviva stockholders is computed by dividing net income (loss) attributable to Innoviva stockholders by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our 2023 convertible debt using the if-converted method.

        Our 2025 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the year ended December 31, 2017.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NET INCOME (LOSS) PER SHARE (Continued)

        The following table shows the computation of basic and diluted net income (loss) per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands except per share data)	2017	2016	2015
Numerator:
Net income (loss) attributable to Innoviva stockholders, basic	$134,143	$59,536	$(18,760)
Add: interest expense on 2023 Notes	5,647	5,790	—

Net income (loss) attributable to Innoviva stockholders, diluted	$139,790	$65,326	$(18,760)

Denominator:
Weighted-average shares used to compute basic net income (loss) per share attributable to Innoviva stockholders	106,945	110,280	115,372
Dilutive effect of 2023 Notes	12,189	12,541	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	732	412	—

Weighted-average shares used to compute diluted net income (loss) per share attributable to Innoviva stockholders	119,866	123,233	115,372

Net income (loss) per share attributable to Innoviva stockholders
Basic	$1.25	$0.54	$(0.16)

Diluted	$1.17	$0.53	$(0.16)

  Anti-dilutive Securities

        The following common share equivalents were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	2,121	4,073	6,934
Shares issuable upon conversion of 2023 Notes	—	—	12,904

	2,121	4,073	19,838

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. COLLABORATIVE ARRANGEMENTS

  Revenue from Collaborative Arrangements

        Net revenue recognized under our GSK Agreement was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Royalties from a related party—RELVAR/BREO	$198,726	$128,638	$59,188
Royalties from a related party—ANORO	29,036	17,869	7,699
Royalties from a related party—TRELEGY	179	—	—

Total royalties from a related party	227,941	146,507	66,887
Less: amortization of capitalized fees paid to a related party	(13,823)	(13,823)	(13,823)

Royalty revenue	214,118	132,684	53,064
Strategic alliance—MABA program license	3,099	885	885

Total net revenue from GSK	$217,217	$133,569	$53,949

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

        We are also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC in connection with the Spin-Off, including TRELEGY® ELLIPTA®, which royalties are upward tiering and range from 6.5% to 10%.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. AVAILABLE-FOR-SALE SECURITIES AND FAIR VALUE MEASUREMENTS

Available-for Sale Securities

        The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$9,943	$—	$(1)	$9,942
U.S. government agencies	9,987	—	(2)	9,985
U.S. corporate notes	10,881	—	(15)	10,866
U.S. commercial papers	29,945	—	—	29,945
Money market funds	61,971	—	—	61,971

Total	$122,727	$—	$(18)	$122,709

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$12,428	$1	$—	$12,429
U.S. commercial papers	72,065	—	—	72,065
Money market funds	64,319	—	—	64,319

Total	$148,812	$1	$—	$148,813

        As of December 31, 2017, all of the available-for-sale debt securities had contractual maturities within one year and the average duration of debt securities was approximately three months.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. AVAILABLE-FOR-SALE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

Fair Value Measurements

        Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of December 31, 2017 Using:
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Types of Instruments (In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$9,942	$—	$9,942
U.S. government agencies	—	9,985	—	9,985
U.S. corporate notes	—	10,866	—	10,866
U.S. commercial papers	—	29,945	—	29,945
Money market funds	61,971	—	—	61,971

Total assets measured at estimated fair value	$61,971	$60,738	$—	$122,709

Liabilities
Term B Loan	$—	$243,750	$—	$243,750
2023 Notes	—	241,259	—	241,259
2025 Notes	—	205,975	—	205,975

Total fair value of liabilities	$—	$690,984	$—	$690,984

	Estimated Fair Value Measurements as of December 31, 2016 Using:
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Types of Instruments (In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government agencies	$—	$12,429	$—	$12,429
U.S. commercial papers	—	72,065	—	72,065
Money market funds	64,319	—	—	64,319

Total assets measured at estimated fair value	$64,319	$84,494	$—	$148,813

Liabilities
2023 Notes	$—	$202,125	$—	$202,125
2029 Notes	—	487,189	—	487,189

Total fair value of liabilities	$—	$689,314	$—	$689,314

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

        The fair value of our convertible subordinated notes due 2023 (the "2023 Notes"), of our 2025 Notes and of our previously outstanding 2029 Notes is based on recent trading prices of the instruments. The carrying amount of our initial Term B Loan before deducting debt issuance costs approximates fair value as the loan carries a variable interest rate that is tied to the LIBOR rate plus an applicable spread.

5. CAPITALIZED FEES PAID TO A RELATED PARTY

        Capitalized fees paid to a related party, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

		December 31,
	Amortization period
(In thousands)		2017	2016
United States	2013 - 2030	$120,000	$120,000
Europe	2013 - 2029	60,000	60,000
Japan	2013 - 2029	40,000	40,000

Gross carrying value		220,000	220,000
Accumulated amortization		(53,278)	(39,455)

Net carrying value		$166,722	$180,545

        These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. As of December 31, 2017, the weighted average remaining amortization period is 12.1 years.

        Additional information regarding these milestone fees is included in Note 3, "Collaborative Arrangements." Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $13.8 million, respectively. The remaining estimated amortization expense is $13.8 million for each of the years from 2018 to 2022 and $97.7 million thereafter.

6. STOCK-BASED COMPENSATION

Equity Incentive Plans

        In May 2012, we adopted the 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, RSAs, RSUs and SARs to employees, non-employee directors and consultants. As of December 31, 2017, total shares remaining available for issuance under the 2012 Plan were 3,411,107.

Employee Stock Purchase Plan

        Under the 2004 Employee Stock Purchase Plan (the "ESPP"), our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

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

        As of December 31, 2017, total shares remaining available for issuance under the ESPP were 205,979.

Performance-Contingent RSAs and RSUs

        Since 2011, the Compensation Committee of our Board of Directors (the "Compensation Committee") has approved grants of performance-contingent RSAs and RSUs to senior management and a non-executive officer. Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment. Recognition of stock-based compensation expense begins when the performance goals are deemed probable of achievement.

        Included in these performance-contingent RSAs is the remaining grant of 63,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued service to the Company. During the year ended December 31, 2016, we determined that the achievement of the requisite performance conditions was met. These awards were released in November 2017 upon vesting.

Market-Based RSAs and RSUs

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

        On January 17, 2017, the Compensation Committee approved and granted 353,508 RSAs and 53,360 RSUs to senior management. These awards include a market condition based on the TSR of Innoviva's common stock as compared to the TSR of the Nasdaq Biotechnology Index ("Index") and a service condition that requires continued employment, collectively the "Performance Measures II". The vesting percentages of these awards are calculated based on the two-year performance period with a catch-up provision opportunity measured on December 31, 2019 for RSAs and on September 30, 2019

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

for RSUs. Two-thirds of amounts earned at the end of year two will vest and be distributed on February 20, 2019, while the final one-third earned after two years as well as the catch-up amount earned will vest and be distributed on February 20, 2020 for RSAs and November 20, 2019 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 406,868 shares granted upon the actual performance against the Performance Measures II. The grant date fair value of these awards was determined using a Monte Carlo valuation model. The aggregate value of $3.2 million is recognized as compensation expense over the implied service period and will not be reversed if the market condition is not met.

Director Compensation Program

        Our non-employee directors receive compensation for services provided as a director. Each member of our Board of Directors who is not an employee receives both cash and equity compensation for services as a director, member of a committee of the Board of Directors, lead independent director and chairman, as applicable. In October 2017, both the cash and equity components of the compensation program were amended, effective immediately (the "October 2017 Amendments").

        Each of our independent directors receives periodic automatic grants of equity awards under a program implemented under the 2012 Plan. These grants are non-discretionary. Only our independent directors or affiliates of such directors are eligible to receive automatic grants under the 2012 Plan. Under the program, each individual who first became a non-employee director will, on the date such individual joins the Board of Directors, automatically be granted a one-time grant of RSUs covering a number of shares of our common stock calculated as $125,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, rounded down to the nearest whole share (the "Initial RSUs"), plus a one-time grant of RSUs covering a number of shares of our common stock calculated as $225,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, which would be pro-rated for the number of whole months remaining until the anniversary of the prior year's stockholders' meeting, rounded down to the nearest whole share (the "Pro Rata RSUs"). The Initial RSUs vest in two equal annual installments, while Pro-Rata RSUs vest in a single installment at the sooner of the next annual stockholder meeting or the one-year grant anniversary, in each case subject to the non-employee director's continuous service through the applicable vesting date.

        Annually, upon his or her re-election to the Board at the Annual Meeting of Stockholders, each non-employee director is automatically granted an RSU covering a number of shares of our common stock calculated as $225,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, rounded down to the nearest whole share. Annual RSUs will vest at the sooner of the next annual stockholder meeting or the one-year anniversary of grant, subject to the non-employee director's continuous service through the applicable vesting date. Following the amendment to our non-employee director compensation program, both the annual equity awards and initial equity awards described above remained unchanged with the exception that the number of shares of our Common Stock subject to each award has been reduced.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

        These RSUs will vest in full upon the director's death, the occurrence of a Change in Control or, with respect to awards made after the October 2017 Amendments, the director's disability before the director's service terminates. Director RSUs carry dividend equivalent rights to be credited with an amount equal to all cash dividends paid on the underlying shares of common stock while unvested. Dividend equivalents are subject to the same terms and conditions, including vesting, as the RSUs to which they attach and are paid in cash upon vesting.

Stock-Based Compensation Expense

        Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Research and development	$697	$632	$1,036
General and administrative	9,136	7,665	5,837

Total stock-based compensation expense	$9,833	$8,297	$6,873

        Stock-based compensation expense included in the consolidated statements of operations by award type is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Stock options	$593	$632	$789
RSUs	2,282	1,920	2,492
RSAs	4,497	3,492	2,850
Performance-based RSAs	242	1,293	613
Market-based RSUs	291	112	—
Market-based RSAs	1,855	693	—
ESPP	73	155	129

Total stock-based compensation expense	$9,833	$8,297	$6,873

        As of December 31, 2017, the unrecognized stock-based compensation cost and the estimated weighted-average amortization period were as follows:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Amortization Period (Years)
Stock options	$305	0.5
RSUs	1,487	0.9
RSAs	7,764	2.4
Market-based RSUs	285	0.9
Market-based RSAs	1,943	1.0

Total unrecognized compensation cost	$11,784

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

Compensation Awards

        The following table summarizes equity award activity under the 2012 Plan and Prior Plans and related information:

(In thousands, except per share data)	Number of outstanding options	Weighted- Average Exercise Price of Outstanding Options	Number of outstanding RSUs and PSUs	Weighted- Average Fair Value per Share at Grant	Number of outstanding RSAs and PSAs	Weighted- Average Fair Value per Share at Grant
Balance as of December 31, 2016	2,900	$23.72	413	$15.29	1,125	$13.67
Granted	—	—	255	11.38	774	9.53
Exercised	(16)	11.81	—	—	—	—
Released RSUs/RSAs	—	—	(278)	15.88	(412)	14.87
Forfeited	(1,244)	23.63	(20)	12.62	(39)	13.19

Balance as of December 31, 2017	1,640	23.90	370	11.57	1,448	9.95

        As of December 31, 2017, the aggregate intrinsic value of the options outstanding was $0.4 million and the aggregate intrinsic value of the options exercisable was $0.4 million.

        The total intrinsic value of the options exercised was not material in the years ended December 31, 2017 and 2016, and was $0.5 million in the year ended December 31, 2015. The total estimated fair value of options vested was $3.8 million in the year ended December 31, 2017, $4.7 million in the year ended December 31, 2016 and $10.0 million in the year ended December 31, 2015.

        The total estimated fair value of RSUs and PSUs vested was $2.6 million in the year ended December 31, 2017, $3.9 million in the year ended December 31, 2016 and $5.6 million in the year ended December 31, 2015.

        The total estimated fair value of RSAs and PSAs vested was $6.3 million in the year ended December 31, 2017, $14.7 million in the year ended December 31, 2016 and $22.3 million in the year ended December 31, 2015.

Valuation Assumptions

        There were no stock options granted for the years ended December 31, 2017, 2016 or 2015.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

        We based the range of weighted-average estimated values of rights granted under the ESPP, as well as the weighted-average assumptions used in calculating these values, on estimates as of the date of grant, as follows:

	Year Ended December 31,
	2017	2016	2015
Employee stock purchase plan issuances
Risk-free interest rate	1.4% - 1.7%	0.4% - 1.0%	0.1% - 0.9%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2
Volatility	35% - 44%	39% - 66%	44% - 69%
Dividend yield	0%	0%	0% - 6%
Weighted-average estimated fair value of ESPP shares granted	$3.90	$4.47	$4.52

7. DEBT

        Our debt consists of:

	December 31,
(In thousands)	2017	2016
Senior secured term loans	$243,750	$—
Convertible subordinated notes due 2023	240,984	240,984
Convertible senior notes due 2025	192,500	—
Non-recourse notes due 2029	—	487,189

Total debt	677,234	728,173
Unamortized debt discount and issuance costs	(77,872)	(12,080)
Current portion of senior secured term loan	(25,000)	—
Current portion of non-recourse notes due 2029	—	(7,752)

Net long-term debt	$574,362	$708,341

Senior Secured Term Loans

        On August 18, 2017, we entered into a credit agreement (the "Credit Agreement") and completed a financing of $250.0 million Term B Loan, the net proceeds of which were used to repay the remaining balance of our 2029 Notes. The Term B Loan will mature on August 18, 2022. Two and one half percent (2.5%) of the initial principal amount is due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The Credit Agreement also provides us the ability to request one or more additional tranches of term loans (or increase an existing term loan) at any time prior to maturity. Interest on each term loan, at our option, may bear a varying rate of LIBOR plus 4.5% or a certain alternate base rate plus 3.5%. The initial term loan bears interest at a varying rate of three-month LIBOR plus 4.5%. Interest is due quarterly, beginning November 20, 2017.

        The term loans under the Credit Agreement are unconditionally guaranteed by one of our wholly-owned subsidiaries, and will be required to be guaranteed by each of our subsequently acquired or

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

organized direct and indirect restricted wholly-owned domestic subsidiaries whose assets or net revenues exceed 5% of the consolidated assets or net revenues, as the case may be, of our and our restricted subsidiaries (the "Guarantors"). Other domestic restricted subsidiaries, subject to certain customary exceptions, will be required to become Guarantors to the extent that domestic restricted subsidiaries excluded from such guarantee obligation represent, in the aggregate, more than 10% of the consolidated assets and more than 10% of our consolidated net revenues. These loans are senior secured obligations, collateralized by a lien on substantially all of our and the Guarantors' personal property and material real property assets (if any).

        Additionally, the Credit Agreement stipulates an annual principal payment of a percentage of Excess Cash Flow ("ECF"), as described therein, to repay the term loans. The percentage of the ECF scales upwards on a tiered basis from 0% to 50%, based on our leverage ratio, as calculated pursuant to the Credit Agreement, as of the last day of the applicable fiscal year. The first ECF application date will be measured as of the end of fiscal year 2018.

        In connection with the financing of the Term B Loan, we incurred $2.5 million in original interest discount and $4.9 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the loan using the effective interest method. As of December 31, 2017, the principal balance of the Term B Loan was $243.8 million, of which $25.0 million was classified as a short-term liability.

Convertible Senior Notes Due 2025

        On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes. The proceeds include the 2025 Notes sold pursuant to the $17.5 million over-allotment option granted by us to the initial purchasers, which option was exercised in full. The 2025 Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The 2025 Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018.

        The 2025 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. The initial conversion rate for the 2025 Notes is 57.9240 shares of our common stock per $1,000 principal amount of the 2025 Notes (which is equivalent to an initial conversion price of approximately $17.26 per share), representing a 30.0% conversion premium over the last reported sale price of the Company's common stock on August 1, 2017, which was $13.28 per share. The conversion rate is subject to customary anti-dilution adjustments in certain circumstances. The 2025 Notes will mature on August 15, 2025, unless repurchased or converted in accordance with their terms prior to such date. Prior to February 15, 2025, the 2025 Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods. From, and including, February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2025 Notes will be convertible at any time.

        Concurrently with the pricing of the offering, we repurchased and retired 1,317,771 shares of our common stock for approximately $17.5 million of the net proceeds from the offering, in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent. The

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

remaining net proceeds from the sale of the 2025 Notes in the offering were used to redeem a portion of the principal outstanding under the 2029 Notes on August 15, 2017.

        In accordance with accounting guidance for debt with conversion and other options, we separately account for the liability and equity components of the 2025 Notes by allocating the proceeds between the liability component and the embedded conversion option ("equity component") due to our ability to settle the conversion obligation of the 2025 Notes in cash, common stock or a combination of cash and common stock, at our option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using the income approach. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The equity component of the 2025 Notes of $67.3 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2025 Notes and the fair value of the liability of the 2025 Notes on the date of issuance. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

        Our outstanding 2025 Notes balances as December 31, 2017 consisted of the following:

(In thousands)	December 31, 2017
Liability component
Principal	$192,500
Debt discount and issuance costs, net	(68,342)

Net carrying amount	$124,158

Equity component, net	$65,361

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

        The following table sets forth total interest expense recognized related to the 2025 Notes from the date of issuance through December 31, 2017:

(In thousands)	December 31, 2017
Contractual interest expense	$1,925
Amortization of debt issuance costs	189
Amortization of debt discount	2,268

Total interest and amortization expense	$4,382

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

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

        The partial conversion by certain holders of the 2023 Notes in July 2014, and dividends declared and paid in 2014 and 2015, the conversion rate with respect to our 2023 Notes was adjusted in total to 50.5818 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represents a conversion price of approximately $19.77 per share. As a result of the conversion rate adjustments, the capped call strike price and cap price were also adjusted accordingly to $19.77 and $27.04, respectively.

        For the year ending December 31, 2016, we retired a portion of our 2023 Notes with a face value of $14.1 million and carrying value of $13.9 million by way of purchase in the open market. The 2023 Notes were purchased for a total settlement price of $11.6 million resulting in a gain of $2.3 million, which is included in Other (expense) income, net in the consolidated statement of operations. As a result of the partial retirement of our 2023 Notes, we entered into partial termination agreement of the capped call option transaction described above. The partial termination agreement of the capped call option transaction enabled us to receive $0.6 million from the counterparty, which was recorded as an increase in additional paid-in capital in our consolidated balance sheets as of December 31, 2016.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

Non-Recourse Notes Due 2029

        In April 2014, we entered into certain note purchase agreements relating to the private placement of $450.0 million aggregate principal amount of non-recourse fixed rate term notes due 2029. The 2029 Notes had an annual interest rate of 9%, and prior to May 15, 2016, in the event that the specified portion of royalties received in a quarter was less than the interest accrued for the quarter, the principal amount of the 2029 Notes increased by the interest shortfall amount for that period, and considered as payment in kind ("PIK"). In total, $44.0 million of interest expense was added to the principal balance of the 2029 Note.

        During the years ended December 31, 2017 and 2016, respectively, the principal balance of the 2029 Notes was paid down by $29.6 million and $6.8 million, respectively, with the payments received from the royalty revenues. In May 2017, we redeemed $50.0 million on the 2029 Notes.

        In August 2017, we redeemed the remaining principal balance of $407.6 million with the net proceeds from the 2025 Notes and Term B Loan. In connection with the sale of the 2029 Notes in 2014, we incurred approximately $15.3 million in debt issuance costs, which were being amortized to interest expense over the estimated life of the 2029 Notes. With the redemptions of the 2029 Notes in 2017, we wrote off $7.3 million of unamortized debt issuance costs which is included in Other income (expense), net in our consolidated statements of operations.

Debt Maturities

        The aggregate scheduled maturities of our long-term debt as of December 31, 2017 are as follows:

(In thousands)	December 31, 2017
Years ending December 31:
2018	$25,000
2019	25,000
2020	25,000
2021	25,000
2022	143,750
Thereafter	433,484

Total	$677,234

8. STOCKHOLDERS' DEFICIT

Share Repurchase Program

        In February 2017, we announced a new capital return plan, the 2017 Capital Return Plan. The 2017 Capital Return Plan authorized a combination of repurchases of stock and/or repurchases, redemptions or prepayments of debt up to $150.0 million, through tender offers, open market purchases, private transactions, exchange offers or other means through December 31, 2017. In August 2017, we repurchased 1,317,771 shares of our common stock for approximately $17.5 million of the net proceeds from the offering of the 2025 Notes. In October 2017, we entered into an accelerated share repurchase (ASR) agreement with a financial institution to repurchase $80.0 million of our common

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' DEFICIT (Continued)

stock under the 2017 Capital Return Plan. In December 2017, we repurchased of 6,112,335 shares of our common stock under the ASR agreement. The following table shows our share repurchase activity and related information on the ASR:

(In thousands except per share data)
Purchase period end date	December 2017
Shares repurchased and retired	6,112
Amount	$80,000
Average price per share	$13.09

        On October 28, 2015, we announced the 2016 Share Repurchase Program. As a component of the Share Repurchase Program, on October 30, 2015, we commenced a "modified Dutch auction" tender offer (the "October 2015 TO") to purchase up to $75 million of our common stock, at a price per share of not less than $8.50 and not greater than $9.25, which was contingent upon satisfaction of customary conditions. The October 2015 TO expired on December 1, 2015. The following table shows our share repurchase activity and related information on the October 2015 TO:

(In thousands except per share data)
Purchase period end date	December 2015
Shares repurchased and retired	2,576
Amount	$24,641
Average price per share	$9.56

        Additionally, as part of the 2016 Share Repurchase Program, we repurchased shares of our common stock in the open market, which were retired upon repurchase, during the periods presented as follows:

	December 31,
(In thousands except per share data)	2016	2015
Shares repurchased and retired	7,201	100
Amount	$78,095	$995
Average price per share	$10.84	$9.95

9. COMMITMENTS AND CONTINGENCIES

        As disclosed in our Current Report on Form 8-K, filed with the SEC on April 26, 2017, on April 20, 2017, Sarissa Capital Domestic Fund LP and certain of its affiliates (together, "Sarissa") filed a Verified Complaint Pursuant to Section 225 of the Delaware General Corporation Law and for Specific Performance in the Delaware Court of Chancery, captioned Sarissa Capital Domestic Fund LP, et al. v. Innoviva, Inc., C.A. No. 2017-0309-JRS. Sarissa alleged that it had entered into a binding agreement to settle its proxy contest in exchange for the inclusion of each of George W. Bickerstaff, III and Odysseas Kostas, M.D. on our Board of Directors and Sarissa sought specific performance of the alleged agreement. Following trial, in December 2017, the Court issued a final judgement in favor of Sarissa, and the Company expanded our Board of Directors from six to eight members and added Dr. Kostas and Mr. Bickerstaff as directors.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        From time to time, we may also be involved in legal proceedings in the ordinary course of business.

Operating Lease and Lease Guarantee

        In 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma, Inc. However, if Theravance Biopharma, Inc. were to default on its lease obligations, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2017, the total remaining lease payments, which run through May 2020, were $15.6 million. The carrying value of this lease guarantee was $0.8 million as of December 31, 2017 and is reflected in other long-term liabilities in our consolidated balance sheet. Amortization on the lease guarantee commenced in 2016 and amortization amount for the years ended December 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively.

        Minimum lease payments on our corporate headquarters as of December 31, 2017 are as follows:

(In thousands)
Years ending December 31:
2018	$392
2019	403
2020	416
2021	428
2022	441
Thereafter	201

Total	$2,281

Guarantees and Indemnifications

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2017.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

        The impacts of the differences between the expected U.S. federal statutory income tax to our income tax expense are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Expected tax at federal statutory rate	$46,997	$20,871	$(6,372)
State income tax, net of federal benefit	4	—	—
Non-deductible executive compensation	987	925	306
Other	(1,506)	(122)	170
Impact of tax reform rate change	124,017	—	—
Change in valuation allowance	(170,495)	(21,579)	5,896

Income tax expense	$4	$95	$—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
(In thousands)	2017	2016
Deferred tax assets
Net operating loss carryforwards	$257,000	$417,000
Deferred revenues	—	1,000
Research and development tax credit carryforwards	57,000	53,000
Other	3,000	13,000

Total deferred tax assets before valuation allowance	317,000	484,000
Valuation allowance	(303,000)	(484,000)

Total deferred tax assets	14,000	—
Deferred tax liabilities
Debt issuance discount and other	(14,000)	—

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent on future taxable income. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $181.2 million in the year ended December 31, 2017, increased by $20.6 million in the year ended December 31, 2016, and increased by $4.7 million in the year ended December 31, 2015.

        The decrease in the valuation allowance in the year ended December 31, 2017 was primarily related to net operating losses utilization during 2017, and remeasurement of the deferred tax assets and liabilities due to enactment of Tax Cuts and Jobs Act. The increase in the valuation allowance in the year ended December 31, 2016 was primarily due to early adoption of the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09"), for which we recognized additional excess stock option tax benefits of $46.9 million in net operating loss carryforwards.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        As of December 31, 2017, we had federal net operating loss carryforwards of approximately $1.0 billion, which will expire from 2026 through 2035, and federal research and development tax credit carryforwards of approximately $45.2 million, which will expire from 2018 through 2034. We also had state net operating loss carryforwards of approximately $654.2 million expiring in the years 2028 through 2035 and state research tax credits of approximately $32.3 million, which do not expire.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

        Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2017 and 2016, we had no accrued interest or penalties.

        The Company conducted a 382 analysis through December 31, 2016 to determine whether an ownership change had occurred since inception. The Section 382 study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards are expected to expire before becoming available to reduce federal and state income tax liabilities as a result of those identified ownership changes. If we undergo another ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, and creating a new limitation on deductible interest expense. The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018.

        The staff of the SEC has recognized the complexity of reflecting the impacts of the TCJA, and, on December 22, 2017, issued guidance in Staff Accounting Bulletin 118 ("SAB 118"). SAB 118 clarifies accounting for income taxes under ASC Topic 740, Income Taxes ("ASC 740"), if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or "buckets") associated with a company's status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted.

        The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities. The Company has recorded a net decrease related to federal deferred tax assets and deferred tax liabilities of $124.0 million, with an offsetting change in valuation allowance of $124.0 million for the year ended December 31, 2017. The ultimate impact may differ from provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Uncertain Tax Positions

        A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows (in thousands):

Unrecognized tax benefits as of December 31, 2014	$15,459
Gross increase in tax portions for 2015	29

Unrecognized tax benefits as of December 31, 2017, 2016 and 2015	$15,488

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

11. SUBSEQUENT EVENTS

        On February 12, 2018, the Company entered into an agreement with Sarissa Capital Management LP, and certain of its affiliates (collectively, the "Sarissa Group") related to the Company's 2018 Annual Meeting of Stockholders (the "2018 Meeting"). The agreement provided for, among other things, the concurrent appointment of three designees of the Sarissa Group as members of the Company's Board of Directors and an agreement to recommend and nominate a five-person slate of directors for election at the 2018 Annual Meeting composed of the three new directors and two current directors of the Company and pay the Sarissa Group $2.7 million, which is considered a related party transaction under GAAP as two of Sarissa Capital's principals are the members of the Company's Board of Directors.

        As previously disclosed on a Current Report on Form 8-K filed with the SEC on February 7, 2018, the Company announced the (i) appointment of Eric d'Esparbes as the Company's interim Principal Executive Officer, effective February 6, 2018, following the resignation of the Company's former President and Chief Executive Officer at the request of the Board of Directors; and (ii) the resignation of its former chief business officer effective February 7, 2018.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2017. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2017
Net revenue	$40,492	$58,562	$48,643	$69,520
Total operating expenses	(11,149)	(10,732)	(8,621)	(3,111)
Income from operations	29,343	47,830	40,022	66,409
Net income	16,845	35,146	23,767	58,514
Net income attributable to noncontrolling interest	—	—	—	129
Net income attributable to Innoviva stockholders	$16,845	$35,146	$23,767	$58,385
Basic net income per share	$0.16	$0.33	$0.22	$0.55
Diluted net income per share	$0.15	$0.30	$0.21	$0.50

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2016
Net revenue	$24,176	$32,472	$33,309	$43,612
Total operating expenses	(6,644)	(6,595)	(5,391)	(5,951)
Income from operations	17,532	25,877	27,918	37,661
Net income	$4,435	$14,597	$15,033	$25,471
Basic net income per share	$0.04	$0.13	$0.14	$0.24
Diluted net income per share	$0.04	$0.13	$0.13	$0.22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Innoviva, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1996

San Jose, California
February 23, 2018

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        We conducted an evaluation as of December 31, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

        Our independent registered public accounting firm, Ernst & Young LLP, has audited our internal control over financial reporting as of December 31, 2017. Their attestation report on the audit of our internal control over financial reporting is included below.

Limitations on the Effectiveness of Controls

        Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Innoviva have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2017 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        As previously disclosed, on February 6, 2018, our Chief Executive Officer resigned and our Chief Financial Officer assumed the position of interim Principal Executive Officer in addition to his position of Chief Financial Officer pending a search for a new Chief Executive Officer. As a result, there was a lack of segregation of duties between the position of principal executive officer and principal financial officer over the period subsequent to February 6, 2018. To address this lack of segregation of duties, management ensured that additional oversight procedures were performed to ensure the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe the financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Management will continue to evaluate this segregation of duties for future periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Innoviva, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Innoviva, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows, for each of the three years in the period ended December 31, 2017 and related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Jose, California
February 23, 2018

ITEM 9B.    OTHER INFORMATION

        On February 21, 2018, the Company entered into a separation letter with Mr. Faerm (the "CBO Separation Letter"), which, among other things, provides that, pursuant to the Severance Plan and in exchange for a mutual release of all claims, the Company will (i) pay Mr. Faerm a lump sum payment of $456,505.08, which is equal to 12 months of his base salary plus one-twelfth of his current target bonus and (ii) continue his health and welfare benefits for the shorter of 12 months, the expiration of his coverage under COBRA or the date when he obtains new employment offering comparable health insurance coverage. In addition, the Company agreed to pay Mr. Faerm $100,000 in lieu of his 2017 performance bonus that he would have been entitled to if he remained an employee of the Company through the payment date and accelerate the vesting of an aggregate of 47,728 shares of its common stock underlying restricted stock awards previously awarded to Mr. Faerm, which would have vested on February 20, 2018 if he remained an employee through such date.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this Item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,956,470	(1)	$24.34	(3)	3,597,491	(4)
Equity compensation plans not approved by security holders	53,493	(2)	10.79	(3)	—

Total	2,009,963	(1)(2)	$23.90	(3)	3,597,491	(4)

(1)
Includes 1,586,719 shares issuable upon exercise of outstanding options and 369,751 shares issuable upon vesting of outstanding RSUs and RSAs.

(2)
Includes 53,493 shares issuable upon exercise of outstanding options and no outstanding RSUs.

(3)
Does not take into account outstanding RSUs and RSAs as these awards have no exercise price.

(4)
Includes 205,979 shares of common stock available under our Employee Stock Purchase Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

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

ITEM 16.    FORM 10-K SUMMARY

        None.

Exhibits

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
3.1		Amended and Restated Certificate of Incorporation	S-1	3.3	7/26/04
3.2		Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3.4	3/31/07
3.3		Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc., as filed with the Secretary of State of the State of Delaware, effective on January 7, 2016	8-K	3.1	1/8/16
3.4		Amended and Restated Bylaws, amended and restated as of February 8, 2017	8-K	3.1	2/9/17
4.1		Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/06
4.4		Indenture dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	1/25/13
4.5		Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)
4.6		Indenture, dated April 17, 2014.	8-K	4.1	4/21/14
4.8		Indenture (including form of Note) with respect to Innoviva's 2.50% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	8/7/2017
10.1	+	1997 Stock Plan	S-1	10.1	6/10/04
10.2	+	Long-Term Stock Option Plan	S-1	10.2	6/10/04
10.3	+	2004 Equity Incentive Plan, as amended by the Board of Directors February 10, 2010 and approved by stockholders April 27, 2010 and forms of equity award	10-K	10.3	12/31/11
10.4		Employee Stock Purchase Plan, as amended April 27, 2010	10-Q	10.4	6/30/10
10.5	+	Change in Control Severance Plan, as amended and restated on July 27, 2007	10-Q	10.5	6/30/08
10.6		Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	10.8	6/10/04
10.7		Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	10.9	6/10/04
10.8		Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10-Q	10.1	6/30/14

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
10.9	+	Form of Indemnification Agreement for directors and officers of the registrant	S-1	10.11	6/10/04
10.11		Amended and Restated Investors' Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S-1	10.13	6/10/04
10.13	*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10-K	10.13	12/31/13
10.18	+	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan	10-K	10.30	12/31/04
10.19	+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect through 2010)	10-Q	10.31	6/30/07
10.20	+	Description of Cash Bonus Program, as amended	10-K	10.22	12/31/09
10.24	+	Amended and Restated 2008 New Employee Equity Incentive Plan and forms of equity award	10-K	10.24	12/31/11
10.27	+	Amendment to Change in Control Severance Plan effective December 16, 2009	10-K	10.47	12/31/09
10.28	+	2009 Change in Control Severance Plan adopted December 16, 2009	10-K	10.48	12/31/09
10.29		First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	10.50	6/30/10
10.30		First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	10.51	6/30/10
10.32		Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	10.2	11/29/10
10.33	+	Form of Amendment to Restricted Stock Unit Agreements between the registrant and each current member of the Board of Directors outstanding as of December 31, 2010	10-K	10.45	12/31/10
10.34	*	Amendment to Strategic Alliance Agreement dated October 3, 2011	10-K	10.34	12/31/11
10.35		Common Stock Purchase Agreement, dated April 2, 2012, by and among Theravance, Inc., Glaxo Group Limited and GlaxoSmithKline LLC	8-K	10.1	4/2/12
10.36	+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan (executive officer form)	10-Q	10.36	3/30/12

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
10.37	+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan	10-Q	10.37	3/30/12
10.38	+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10-Q	10.38	6/30/12
10.40		Base Capped Call Transaction dated January 17, 2013	8-K	10.1	1/23/13
10.41		Additional Capped Call Transaction dated January 18, 2013	8-K	10.2	1/23/13
10.43		Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8-K/A	10.1	3/6/14
10.44	*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited dated March 3, 2014	8-K/A	10.2	3/6/14
10.45	*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited dated March 3, 2014	8-K/A	10.3	3/6/14
10.46		Form of Note Purchase Agreement, dated April 17, 2014.	8-K	1.1	4/21/14
10.47		Sale and Contribution Agreement, dated April 17, 2014.	8-K	10.1	4/21/14
10.48		Servicing Agreement, dated April 17, 2014.	8-K	10.2	4/21/14
10.49		Account Control Agreement, dated April 17, 2014.	8-K	10.3	4/21/14
10.50		Limited Liability Agreement of LABA Royalty Sub LLC, dated April 17, 2014.	8-K	10.4	4/21/14
10.51		Annex A—Rules of Construction and Defined Terms, dated April 17, 2014.	8-K	10.5	4/21/14
10.53		Separation and Distribution Agreement between Theravance and Theravance Biopharma, dated June 1, 2014	8-K	10.1	6/5/14
10.54		Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8-K	10.2	6/5/14
10.55		Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8-K	10.3	6/5/14
10.56		Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014.	8-K	10.4	6/5/14
10.57		Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014.	8-K	10.5	6/5/14
10.58	+	Equity Award Amendments for Employees VP Level or above remaining at Theravance, Inc.	10-Q	10.2	6/30/14

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date/Period End Date
10.59	+	Policy for Non-Employee Director Stock Options (effective June 2, 2014)	10-Q	10.3	6/30/14
10.60	+	Offer Letter with Ted Witek dated May 2, 2014	10-Q	10.4	6/30/14
10.61	+	Offer Letter with George Abercrombie dated May 30, 2014	10-Q	10.5	6/30/14
10.62	+	Offer Letter with Michael W. Aguiar dated August 5, 2014	10-Q	10.1	9/30/14
10.63	+	Offer Letter with Eric d'Esparbes dated September 8, 2014	10-K	10.63	12/31/14
10.64		Amendment / Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10-Q	10.64	3/31/15
10.65	+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	8-K	10.2	7/29/15
10.67	+	Offer Letter with Michael Faerm dated May 27, 2015	10-K	10.67	12/31/15
10.68		Office Lease Agreement by and between Innoviva, Inc. and 2000 Sierra Point Parkway LLC dated June 10, 2016	10-Q	10.68	6/30/16
10.69		Sublease Termination Agreement by and between Innoviva, Inc. and Theravance Biopharma US, Inc. dated June 10, 2016	10-Q	10.69	6/30/16
10.70		Partial Termination Agreement by and between Innoviva, Inc. and Bank of America, N.A., dated May 16, 2016	10-Q	10.70	6/30/16
10.71		Amended and Restated Indenture by and between LABA Royalty Sub LLC and U.S. Bank National Association dated August 3, 2016	10-Q	10.71	9/30/16
10.72		Partial Termination Agreement by and between Innoviva, Inc. and Bank of America, N.A., dated December 13, 2016	10-K	10.72	12/31/2016
10.73		Credit Agreement, dated as of August 18, 2017, among Innoviva, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein	8-K	10.1	8/21/2017
10.74		Assignment Agreement, dated as of August 18, 2017, by and between Innoviva, Inc. and LABA Royalty Sub LLC, Innoviva, Inc. and U.S. Bank National Association	8-K	10.2	8/21/2017
10.75		Termination Agreement, dated as of August 18, 2017, by and among LABA Royalty Sub LLC, Innoviva, Inc. and U.S. Bank National Association	8-K	10.3	8/21/2017
10.76		Form of Notice of Performance-Based Restricted Stock Award and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (director form)
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
101
The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

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

INNOVIVA, INC.
Date: February 23, 2018	By:	/s/ ERIC D'ESPARBES Eric d'Esparbes Interim Principal Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric d'Esparbes, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC D'ESPARBES Eric d'Esparbes	Interim Principal Executive Officer and Senior Vice President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 23, 2018
/s/ WILLIAM H. WALTRIP William H. Waltrip	Chairman of the Board	February 23, 2018
/s/ GEORGE BICKERSTAFF, III George Bickerstaff, III	Director	February 23, 2018
/s/ BARBARA DUNCAN Barbara Duncan	Director	February 23, 2018

Signature	Title	Date

/s/ CATHERINE J. FRIEDMAN Catherine J. Friedman	Director	February 23, 2018
/s/ JULES HAIMOVITZ Jules Haimovitz.	Director	February 23, 2018
/s/ PATRICK G. LEPORE Patrick G. LePore	Director	February 23, 2018
/s/ PAUL PEPE Paul Pepe	Director	February 23, 2018
/s/ SARAH SCHLESINGER, M.D. Sarah Schlesinger, M.D.	Director	February 23, 2018