Form 10-Q
period 2018-03-31
Innoviva, Inc.
filed 2018-05-04
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of registrant’s common stock outstanding on April 30, 2018 was 101,470,190.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$27,138	$73,336
Short-term marketable securities	29,322	55,739
Related party receivables from collaborative arrangements	55,835	70,540
Prepaid expenses and other current assets	950	754
Total current assets	113,245	200,369
Property and equipment, net	197	209
Capitalized fees paid to a related party, net	163,266	166,722
Other assets	37	37
Total assets	$276,745	$367,337

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$66	$601
Accrued personnel-related expenses	537	1,721
Accrued interest payable	2,545	5,920
Other accrued liabilities	918	1,500
Current portion of long-term debt	—	25,000
Total current liabilities	4,066	34,742
Long-term debt, net of current portion, discount and issuance costs	484,591	574,362
Other long-term liabilities	835	940
Commitments and contingencies
Stockholders’ deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,475 and 102,046 shares issued as of March 31, 2018 and December 31, 2017, respectively	1,014	1,019
Treasury stock: 150 shares as of March 31, 2018 and December 31, 2017	(3,263)	(3,263)
Additional paid-in capital	1,257,880	1,258,151
Accumulated other comprehensive loss	(22)	(18)
Accumulated deficit	(1,469,167)	(1,498,748)
Total Innoviva stockholders’ deficit	(213,558)	(242,859)
Noncontrolling interest	811	152
Total stockholders’ deficit	(212,747)	(242,707)
Total liabilities and stockholders’ deficit	$276,745	$367,337

See accompanying notes to condensed consolidated financial statements.

*Condensed consolidated balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended March 31, 2018 and 2017	$52,380	$40,271
Revenue from collaborative arrangements from a related party	—	221
Total net revenue	52,380	40,492

Operating expenses:
Research and development	—	354
General and administrative	8,985	10,795
General and administrative - related party	2,700	—
Total operating expenses	11,685	11,149

Income from operations	40,695	29,343

Other (expense) income, net	(3,099)	47
Interest income	391	236
Interest expense	(7,657)	(12,781)
Net income	30,330	16,845
Net income attributable to noncontrolling interest	749	—
Net income attributable to Innoviva stockholders	$29,581	$16,845

Basic net income per share attributable to Innoviva stockholders	$0.29	$0.16
Diluted net income per share attributable to Innoviva stockholders	$0.27	$0.15

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	100,604	107,487
Shares used to compute diluted net income per share	113,566	120,336

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$30,330	$16,845
Unrealized loss on marketable securities, net	(4)	(2)
Comprehensive income	30,326	16,843
Comprehensive income attributable to noncontrolling interest	749	—
Comprehensive income attributable to Innoviva stockholders	$29,577	$16,843

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$30,330	$16,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,468	3,496
Stock-based compensation	2,169	2,507
Amortization of debt discount and issuance costs	2,092	687
Loss on extinguishment of debt	3,137	—
Amortization of premium (discount) on short-term investments	(100)	17
Amortization of lease guarantee	(81)	(81)
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	14,705	3,120
Prepaid expenses and other current assets	(196)	(114)
Accounts payable	(535)	2,176
Accrued personnel-related expenses and other accrued liabilities	(1,702)	752
Accrued interest payable	(3,375)	(1,428)
Other long-term liabilities	2	5
Deferred revenue	—	(221)
Net cash provided by operating activities	49,914	27,761
Cash flows from investing activities
Maturities of marketable securities	31,875	26,387
Purchases of marketable securities	(5,362)	(3,992)
Net cash provided by investing activities	26,513	22,395
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(2,611)	(553)
Payments of principal on senior secured term loans	(120,000)	—
Payments of cash dividends to stockholders	(38)	(67)
Proceeds from issuances of common stock, net	114	8
Payment of principal on non-recourse notes due 2029	—	(7,752)
Distributions to noncontrolling interest	(90)	—
Net cash used in financing activities	(122,625)	(8,364)
Net (decrease) increase in cash and cash equivalents	(46,198)	41,792
Cash and cash equivalents at beginning of period	73,336	118,016
Cash and cash equivalents at end of period	$27,138	$159,808
Supplemental disclosure of cash flow information
Cash paid for interest	$8,941	$13,522

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva, Inc. (referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is focused on royalty management. Innoviva’s portfolio includes the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO®ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA®(umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), relating to TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018.

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

Accounting Pronouncement Adopted by the Company

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-10 to clarify the implementation guidance on licensing and the identification of performance obligations consideration included in ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is also known as ASC 606, was issued in May 2014 and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08 to provide amendments to clarify the implementation guidance on principal versus agent considerations. We implemented the standard on the effective date of January 1, 2018 on a modified retrospective basis to contracts which were not completed as of this date. Adoption of this standard did not have a material impact on our consolidated financial statements as we did not have any unrecognized transaction price, other than sales-based royalty revenue, or any remaining performance obligations under our collaboration agreements. We continue to recognize royalty revenue when it is earned.

Recently Issued Accounting Pronouncement Not Yet Adopted

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

2. Net Income Per Share

Basic net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the “2023 Notes”) using the if-converted method.

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three months ended March 31, 2018.

The following table shows the computation of basic and diluted net income per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands except per share data)	2018	2017
Numerator:
Net income attributable to Innoviva stockholders, basic	$29,581	$16,845
Add: interest expense on 2023 Notes	1,412	1,407
Net income attributable to Innoviva stockholders, diluted	$30,993	$18,252

Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	100,604	107,487
Dilutive effect of 2023 Notes	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	773	660
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,566	120,336

Net income per share attributable to Innoviva stockholders
Basic	$0.29	$0.16
Diluted	$0.27	$0.15

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2018	2017
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,492	3,062

3. Revenue Recognition and Collaborative Arrangements

In May 2014, the FASB issued a new comprehensive revenue recognition standard, ASC 606. We adopted this standard on January 1, 2018 on a modified prospective basis. Under the new guidance, revenue is recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Revenue is recognized through a five-step process: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price for the contract; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.

Adoption of this standard did not have an impact on the method in which we account for royalties, our main source of revenue. We continue to recognize the royalty revenue on licensee net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned and reported to us. Royalties are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to GSK.

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Royalties from a related party - RELVAR/BREO	$46,160	$38,689
Royalties from a related party - ANORO	8,724	5,038
Royalties from a related party - TRELEGY	952	—
Total royalties from a related party	55,836	43,727
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)
Royalty revenue	52,380	40,271
Strategic alliance - MABA program license	—	221
Total net revenue from GSK	$52,380	$40,492

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

We are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA Collaboration, such as ANORO® ELLIPTA®, which royalties are upward tiering and range from 6.5% to 10%.

We are also entitled to 15% of any future royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC, including TRELEGY® ELLIPTA®, which royalties are upward tiering and range from 6.5% to 10%

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$9,978	$—	$(3)	$9,975
U.S. corporate notes	11,884	—	(19)	11,865
U.S. commercial paper	12,476	—	—	12,476
Money market funds	17,118	—	—	17,118
Total	$51,456	$—	$(22)	$51,434

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$9,943	$—	$(1)	$9,942
U.S. government agencies	9,987	—	(2)	9,985
U.S. corporate notes	10,881	—	(15)	10,866
U.S. commercial papers	29,945	—	—	29,945
Money market funds	61,971	—	—	61,971
Total	$122,727	$—	$(18)	$122,709

As of March 31, 2018, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately two months.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

`

	Estimated Fair Value Measurements as of March 31, 2018 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$9,975	$—	$9,975
U.S. corporate notes	—	11,865	—	11,865
U.S. commercial paper	—	12,476	—	12,476
Money market funds	17,118	—	—	17,118
Total assets measured at estimated fair value	$17,118	$34,316	$—	$51,434
Liabilities
Term B Loan	$—	$123,750	$—	$123,750
2023 Notes	—	259,058	—	259,058
2025 Notes	—	223,106	—	223,106
Total fair value of liabilities	$—	$605,914	$—	$605,914

	Estimated Fair Value Measurements as of December 31, 2017 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$9,942	$—	$9,942
U.S. government agencies	—	9,985	—	9,985
U.S. corporate notes	—	10,866	—	10,866
U.S. commercial papers	—	29,945	—	29,945
Money market funds	61,971	—	—	61,971
Total assets measured at estimated fair value	$61,971	$60,738	$—	$122,709
Liabilities
Term B Loan	$—	$243,750	$—	$243,750
2023 Notes	—	241,259	—	241,259
2025 Notes	—	205,975	—	205,975
Total fair value of liabilities	$—	$690,984	$—	$690,984

The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including market research publications.

The fair value of our 2023 Notes and of our 2025 Notes is based on recent trading prices of the instruments. The carrying amount of our initial senior secured term loan (the “Term B Loan”) before deducting debt issuance costs approximates fair value as the loan carries a variable interest rate that is tied to the LIBOR rate plus an applicable spread.

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

Included in these performance-contingent RSAs was the remaining grant of 63,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. The awards had dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and required continued service to the Company. During the year ended December 31, 2016, we determined that the achievement of the requisite performance conditions was met. These awards were released in November 2017 upon vesting.

Market-Based RSAs and RSUs

2016 Market-Based RSAs and RSUs

On January 14, 2016, the Compensation Committee approved and granted 282,394 RSAs and 46,294 RSUs to senior management. These awards include a market condition based on Total Shareholder Return (“TSR”) and a service condition that requires continued employment, collectively the “Performance Measures I”. The vesting percentages of these awards are calculated based on the two-year TSR with a catch-up provision opportunity measured on January 13, 2019 for RSAs and on September 30, 2018 for RSUs. Two-thirds of amounts earned at the end of year two would vest and be distributed on February 20, 2018, while the final one-third earned after two years as well as the catch-up amount earned will vest and be distributed on February 20, 2019 for RSAs and November 20, 2018 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 328,688 shares granted upon the actual performance against the Performance Measures I. The grant date fair value of these awards was determined using a Monte Carlo valuation model. The aggregate value of $2.0 million is recognized as compensation expense over the implied service period and will not be reversed if the market condition is not met, but with the exception of such person’s continued employment with the Company.

In February 2018, the Compensation Committee certified the maximum achievement of the TSR as of the first measurement date, January 12, 2018. 69,440 RSAs and 30,862 RSUs representing two-thirds of the amounts were released on February 20, 2018, and the remaining 34,720 RSAs and 15,432 RSUs will vest on February 20, 2019 subject to each eligible person’s continued employment with the Company. Additionally, in connection with certain members of senior management’s separation from the Company in early February 2018, the Board agreed to accelerate the vesting and distribution of an aggregate of 118,821 RSAs to these members of senior management. The remaining 59,411 RSAs for these members of senior management were forfeited. As a net result of the vesting acceleration of the RSAs and the forfeiture of those unvested RSAs, an additional $0.7 million compensation expense was recognized during the three months ended March 31, 2018.

2017 Market-Based RSAs and RSUs

On January 17, 2017, the Compensation Committee approved and granted 353,508 RSAs and 53,360 RSUs to senior management. These awards include a market condition based on the TSR of Innoviva’s common stock as compared to the TSR of NASDAQ Biotechnology Index (“Index”) and a service condition that requires continued employment, collectively the “Performance Measures II”. The vesting percentages of these awards are calculated based on the two-year performance period with a catch-up provision opportunity measured on December 31, 2019 for RSAs and on September 30, 2019 for RSUs. Two-thirds of amounts earned at the end of year two will vest and be distributed on February 20, 2019, while the final one-third earned after two years as well as the catch-up amount earned will vest and be distributed on February 20, 2020 for RSAs and November 20, 2019 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 406,868 shares granted upon the actual performance against the Performance Measures II. The grant date fair value of these awards is determined using a Monte Carlo valuation model. The aggregate value of $3.2 million is recognized as compensation expense over the implied service period and will not be reversed if the market condition is not met, but with the exception of such person’s continued employment with the Company.

In connection with certain members of senior management’s separation from the Company mentioned above, an aggregate of 233,448 RSAs for these members of senior management were forfeited, and $0.8 million of previously recognized compensation expense was reversed during the three months ended March 31, 2018.

2018 Market-Based RSAs and RSUs

On March 2, 2018, the Compensation Committee approved and granted 111,668 RSAs and 49,630 RSUs to senior management. These awards include a market condition based on the TSR of Innoviva’s common stock over a three-year performance period from the date of grant for the RSAs and from the date of grant until September 30, 2020 for RSUs, and a service condition that requires continued employment, collectively the “Performance Measures III”. The actual payout of shares may range from a minimum of zero shares to a maximum of 161,298 shares granted upon the actual performance against the Performance Measures III. The grant date fair value of these awards was determined using a Monte Carlo valuation model. The aggregate value of $1.7 million is recognized as compensation expense over the implied service period and will not be reversed if the market condition is not met, but with the exception of such person’s continued employment with the Company.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Research and development	$—	$178
General and administrative	2,169	2,329
Total stock-based compensation expense	$2,169	$2,507

As of March 31, 2018, unrecognized stock-based compensation cost, including performance-contingent RSAs for which the performance milestones were determined to be probable of achievement, was as follows:

(In thousands)	Unrecognized Compensation Cost
Stock options	$157
RSUs	1,657
RSAs	4,068
Market-based RSUs	728
Market-based RSAs	1,705
Total unrecognized compensation cost	$8,315

6. Debt

Our debt consists of:

	March 31,	December 31,
(In thousands)	2018	2017
Senior secured term loans	$123,750	$243,750
Convertible subordinated notes due 2023	240,984	240,984
Convertible senior notes due 2025	192,500	192,500
Total debt	557,234	677,234
Unamortized debt discount and issuance costs	(72,643)	(77,872)
Current portion of senior secured term loan	—	(25,000)
Net long-term debt	$484,591	$574,362

Prepayment of Senior Secured Term Loans

On February 28, 2018, we paid down the principal balance of the Term B Loan by $120.0 million. With the prepayment, we incurred a loss on the extinguishment of debt of $3.1 million representing unamortized debt issuance costs. The loss on the extinguishment of debt is presented as part of other income (expense), net in our consolidated statements of operations. As of March 31, 2018, the outstanding principal balance of the Term B Loan was reduced to $123.8 million.

Convertible Senior Notes Due 2025

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

Our outstanding 2025 Notes balances as March 31, 2018, consisted of the following:

(In thousands)
Liability component
Principal	$192,500
Debt discount and issuance costs, net	(66,740)
Net carrying amount	$125,760
Equity component, net	$65,361

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

The following table sets forth total interest expense recognized related to the 2025 Notes for the three months ended March 31, 2018:

(In thousands)
Contractual interest expense	$1,190
Amortization of debt issuance costs	123
Amortization of debt discount	1,479
Total interest and amortization expense	$2,792

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of March 31, 2018, are as follows:

(In thousands)
Years ending December 31:
2018 to 2021	$—
2022	123,750
Thereafter	433,484
Total	$557,234

7. Related Party Transaction

On February 12, 2018, the Company entered into an agreement with Sarissa Capital Management LP, and certain of its affiliates (collectively, the “Sarissa Group”) related to the Company’s 2018 Annual Meeting of Stockholders (the “2018 Annual Meeting”). The agreement provided for, among other things, the concurrent appointment of three designees of the Sarissa Group as members of the Company’s Board of Directors and an agreement to recommend and nominate a five-person slate of directors for election at the 2018 Annual Meeting composed of the three new directors and two current directors of the Company and partially reimburse the Sarissa Group $2.7 million for expenses, which reimbursement obligation relating to the 2018 Annual Meeting arose upon execution of the agreement. The Sarissa Group is considered to be a related party due to its representation on the Board of Directors.

8. Income Taxes

The effective tax rate for the three months ended March 31, 2018 was minimal, compared to 0.1% for the same period in 2017. Should we continue to generate taxable income in 2018, we expect that the taxable income will be substantially offset by the utilization of net operating losses or other deferred tax assets. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to a change in valuation allowance against net deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the company (including the company’s growth strategy and corporate development initiatives beyond the existing respiratory portfolio); the timing, manner, amount and planned growth of anticipated potential capital returns to stockholders (including, without limitation, statements regarding the company’s expectations of future purchases under its future share repurchase authorizations and future cash dividends); the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; projections of revenue, expenses and other financial items and risks discussed below in “Risk Factors” in Item 1A of Part II and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read our consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part II of this Quarterly Report on Form 10-Q, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (SEC) from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

OVERVIEW

Executive Summary

Innoviva, Inc. (“Innoviva”, the “Company” or “we”) is focused on the management of royalty revenues from RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, we are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. and royalties from the sales of ANORO® ELLIPTA® tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of March 31, 2018, we had nine employees. Our revenues consist of royalties from our respiratory partnership agreements with GSK.

Recent Highlights

•                  GSK Net Sales:

•                  First quarter 2018 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $307.7 million, up 19% from $257.9 million in the first quarter of 2017, with $137.0 million in net sales from the U.S. market and $170.7 million from non-U.S. markets.

•                  First quarter 2018 net sales of ANORO® ELLIPTA® by GSK were $134.2 million, up 73% from $77.5 million in the first quarter of 2017, with $83.5 million net sales from the U.S. market and $50.7 million from non-U.S. markets.

•                  First quarter 2018 net sales of TRELEGY® ELLIPTA® by GSK were $14.6 million.

•                  Product Updates:

•                  Announced in March 2018 the positive European Commission approval for labelling update to RELVAR® ELLIPTA® in patients with asthma.

Collaborative Arrangements with GSK

LABA Collaboration

In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disease (“COPD”) and asthma. The collaboration has developed three combination products: (1) RELVAR®/BREO® ELLIPTA® (FF/VI) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (ICS), fluticasone furoate (FF), (2) ANORO® ELLIPTA® (UMEC/VI), a once-daily medicine combining a long-acting muscarinic antagonist (“LAMA”), umeclidinium bromide (UMEC), with a LABA, VI and (3) TRELEGY® ELLIPTA®, fluticasone furoate/umeclidinium/vilanterol (FF/UMEC/VI), a once-daily combination medicine consisting of an ICS, LAMA and LABA.

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

We are also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC, including TRELEGY® ELLIPTA®, which royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the “Additional MABAs”). The development program has been funded in full by GSK and is in Phase II clinical studies stage. GSK is in the process of determining next steps for the program. For a detailed discussion of our alliance with GSK, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018.

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

In May 2014, the FASB issued a new comprehensive revenue recognition standard, ASC 606. We adopted this standard on January 1, 2018 on a modified prospective basis. Under the new guidance, revenue is recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Revenue is recognized through a five-step process: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price for the contract; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.

The adoption of ASC 606 did not have a material impact on our consolidated financial statements as we do not have any unrecognized transaction price, other than sales-based royalty revenue, or any remaining performance obligations under our collaboration agreements. We continue to recognize the royalty revenue on licensee net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned and reported to us. Royalties are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to GSK.

There were no other significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
Royalties from a related party - RELVAR/BREO	$46,160	$38,689	$7,471	19%
Royalties from a related party - ANORO	8,724	5,038	3,686	73%
Royalties from a related party - TRELEGY	952	—	952	—
Total royalties from a related party	55,836	43,727	12,109	28%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—
Royalty revenue	52,380	40,271	12,109	30%
Strategic alliance - MABA program license	—	221	(221)	—
Total net revenue from GSK	$52,380	$40,492	$11,888	29%

Total net revenue increased for the three months ended March 31, 2018, compared to the same period a year ago primarily due to the growth in prescriptions and market share quarter over quarter for both RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, and initiation of sales by GSK of TRELEGY® ELLIPTA® in the fourth quarter of 2017.

Research & Development

We did not incur research and development expenses during the three months ended March 31, 2018. For the three months ended March 31, 2017, we incurred $0.4 million in research and development activities related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
General and administrative expenses	$8,985	$10,795	$(1,810)	(17)%
General and administrative expenses - related party	2,700	—	2,700	—

General and administrative expenses for the three months ended March 31, 2018 included $3.2 million cash severance payments in connection with certain members of senior management’s separation from the Company and payment of $2.7 million to Sarissa to partially reimburse expenses pursuant to a settlement agreement in February 2018. General and administrative expenses for the three months ended March 31, 2017 included proxy contest and related legal costs of $4.2 million.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
Other (expense) income, net	$(3,099)	$47	$(3,146)	*
Interest income	391	236	155	66%

*Not meaningful

Other income (expense), net for the three months ended March 31, 2018, mainly consists of the loss on the extinguishment of debt of $3.1 million in relation to the $120.0 million prepayment of our Term B Loan.

Interest income increased for the three months ended March 31, 2018, as compared to the same period a year ago primarily due to higher interest generated from our investments in marketable securities.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
Interest expense	$(7,657)	$(12,781)	$5,124	(40)%

Interest expense decreased for the three months ended March 31, 2018, compared to the same period a year ago primarily due to the lower average outstanding debt balance. See “Liquidity” section below for further information.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. Since the start of the commercialization of RELVAR®/ BREO® ELLIPTA® in the fourth quarter of 2013, ANORO® ELLIPTA® during 2014 and TRELEGY® ELLIPTA® in fourth quarter of 2017, we have complemented the source of financing with royalty revenues from the global net sales of these products by GSK. In the three months ended March 31, 2018, we generated gross royalty revenues from GSK of $55.8 million. Net cash and cash equivalents, short term investments and marketable securities totaled $56.5 million, and royalties receivable from GSK totaled $55.8 million as of March 31, 2018.

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

On August 18, 2017, we entered into a Credit Agreement and completed a financing of $250.0 million Term B Loan, the proceeds of which were used to repay the remaining balance of the 2029 Notes. The Term B Loan will mature on August 18, 2022. Two and a half percent (2.5%) of the initial principal amount was originally due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The Credit Agreement also provides us the ability to request one or more additional tranches of term loans (or increase an existing term loan) at any time prior to maturity. On February 28, 2018, we paid down the principal balance of the Term B Loan by $120.0 million. The outstanding principal balance of the Term B Loan as of March 31, 2018 was $123.8 million.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Net cash provided by operating activities	$49,914	$27,761	$22,153
Net cash provided by investing activities	26,513	22,395	4,118
Net cash used in financing activities	(122,625)	(8,364)	(114,261)

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2018 was $49.9 million, consisting primarily of our net income of $30.3 million, adjusted for non-cash items such as $3.5 million of depreciation and amortization, $3.1 million of loss on extinguishment of debt and $2.2 million of stock-based compensation expense, as well as changes in operating assets and liabilities, including a decrease in receivables from collaborative arrangements of $14.7 million, partially offset by a reduction in accrued interest payable of $3.4 million.

Cash provided by operating activities for the three months ended March 31, 2017 was $27.8 million, consisting primarily of our net income of $16.9 million, adjusted for non-cash items such as $3.5 million of depreciation and amortization and $2.5 million for stock-based compensation expense, offset by changes in operating assets and liabilities, including $46.8 million provided by receipt of royalties from a related party and revenue from collaborative arrangements, after adjusting for a $3.1 million decrease in receivables from collaborative arrangements, and $13.5 million used for interest payments on 2023 Notes and 2029 Notes.

Cash Flows from Investing Activities

Net cash flows from investing activities for the three months ended March 31, 2018 of $26.5 million was primarily due to $31.9 million proceeds received from maturities of marketable securities, partially offset by $5.4 million in purchases of marketable securities.

Net cash flows from investing activities for the three months ended March 31, 2017 of $22.4 million was primarily due to $26.4 million proceeds received from maturities of marketable securities, partially offset by $4.0 million in purchases of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 of $122.6 million was primarily due to $120.0 million prepayment on our Term B Loan and $2.6 million paid for the repurchase of shares to satisfy tax withholding.

Net cash used in financing activities for the three months ended March 31, 2017 of $8.4 million was primarily due to $7.8 million partial payment on the principal of the 2029 Notes and $0.6 million paid for the repurchase of shares to satisfy tax withholding.

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma, Inc. (“Theravance Biopharma”). However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of March 31, 2018, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $14.0 million. The carrying value of this lease guarantee was $0.7 million as of March 31, 2018 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of March 31, 2018.

		Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
2023 Notes	$266,589	$5,121	$10,242	$251,226	$—
2025 Notes	228,594	4,813	9,625	9,625	204,531
Term B Loan	123,750	—	—	123,750	—
Facility leases	2,185	395	825	875	90
Total	$621,118	$10,329	$20,692	$385,476	$204,621

The Term B Loan balances reflect the principal repayment obligations and do not include the interest payments as the loan bears interest at a varying rate of three-month LIBOR plus 4.5% margin.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2018, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Interim Principal Executive Officer, who is also our Principal Financial Officer and Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Innoviva have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 6, 2018, our Chief Executive Officer resigned and our Chief Financial Officer assumed the position of interim Principal Executive Officer in addition to his position of Chief Financial Officer, pending a search for a new Chief Executive Officer. As a result, there was a lack of segregation of duties between the position of principal executive officer and principal financial officer over the period subsequent to February 6, 2018. To address this lack of segregation of duties, management ensured that additional oversight procedures were performed to ensure the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe the financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Management will continue to evaluate this segregation of duties for future periods.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business.

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

Our quarterly royalty revenues may fluctuate due to a variety of factors, many of which are outside of our control. The amount of royalties we receive will depend on many factors, including the following:

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

•                  timing and amounts of payor rebate adjustments;

•                  seasonal fluctuations of demand;

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

•                  general economic conditions in the jurisdictions where our partnered products are sold, including microeconomic disruptions or slowdowns; or

•                  if our royalty revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially.

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

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application (“ANDA”) in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V., Hikma Pharmaceuticals PLC (Hikma), Novartis’ Sandoz division and Teva Pharmaceuticals Industries Ltd. (Teva) have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. In March 2017, Mylan N.V. received a complete response letter from the FDA relating to its ANDA for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder, and is expecting a final decision by the FDA in June 2018. In May 2017, Hikma announced that it received a complete response letter form the FDA relating to its ANDA for fluticasone propionate and salmeterol inhalation powder, and in February 2018, Novartis announced that its generic division Sandoz, had received a complete response letter from FDA in response to its ANDA for a third fluticasone proprionate and salmeterol product. Lastly, Teva announced that the FDA approved two of their products for adolescent and adult patients with asthma, one of which is AirDuoTM RespiClick® (fluticasone propionate and salmeterol inhalation powder) a non-AB substitutable generic versions of Advair®. In general, these manufactures are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per FDA’s September 2013 Draft Guidance document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

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

The majority of our current revenues are from royalties derived from sales of respiratory products partnered with GSK, specifically RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. If the treatment paradigm for the indications our partnered products are approved for change or if GSK is unable to, or does not devote sufficient resources to, maintain or continue increasing sales of these products, our results of operations will be adversely affected.

We currently depend on royalties from sales of our products partnered with GSK to support our existing operations. The treatment paradigm for COPD and asthma constantly evolve. For instance, in December 2016, the GOLD guidelines were revised to favorably position LABA/LAMA treatment compared to ICS/LABA for the treatment of COPD. If the treatment paradigms were to change further, causing our partnered products to fall out of favor, or if GSK was unable, or did not devote sufficient resources, to maintain or continue increasing RELVAR®/ BREO® ELLIPTA® and ANORO® ELLIPTA® sales, our results of operations would likely suffer and we may need to scale back our operations.

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

GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA®. Our royalty revenues under the GSK Agreements may not meet our, analysts’, or investors’ expectations, due to a number of important factors. GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For instance, GSK has wide discretion in determining the efforts and resources that it will apply to the development and commercialization of our partnered products. GSK is currently evaluating next steps with respect to the MABA program. In the event that GSK terminates this or any other development program (other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®) pursuant to agreements entered into in connection with the Spin-Off of Theravance Biopharma in June 2014 (the “Spin-Off”), the right to such programs would revert to Theravance Biopharma. The timing and amount of royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by GSK. In addition, GSK may determine to focus its commercialization efforts on its own products or TRELEGY® ELLIPTA®. For example, in January 2015, GSK launched Incruse® (Umec) in the U.S., which is a LAMA for the treatment of COPD. GSK may determine to focus its marketing efforts on Incruse, which could have the effect of decreasing the potential market share of ANORO® ELLIPTA® and lowering the royalties we may receive for such product. Alternatively, GSK may decide to market TRELEGY® ELLIPTA® to eventually compete directly against sales of RELVAR®/BREO® ELLIPTA®. Following the FDA approval of TRELEGY® ELLIPTA® in September 2017, GSK’s diligent efforts obligations regarding commercialization matters now has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. If GSK prioritizes TRELEGY® ELLIPTA®, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the GSK Agreements with respect to this product. In the event GSK does not devote sufficient resources to the development or commercialization of our partnered products or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma may significantly harm our business and the price of our securities could fall.

On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and it will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA now requires that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long-term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, in March 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it is requiring the manufacturers of currently marketed LABAs to conduct additional randomized, double-blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. These post-marketing studies have been completed, and although the black box warning was removed by the FDA for FF/VI and other ICS/LABA, it is unknown at this time what, if any, effect these or future FDA actions will have on the prospects for FF/VI. The current uncertainty regarding the FDA’s position on LABAs for the treatment of asthma and the lack of consensus expressed at the March 2010 Advisory Committee may result in the FDA requiring additional asthma clinical trials in the U.S. for FF/VI and increase the overall risk of FF/VI for the treatment of asthma in the U.S. We cannot predict the extent to which new FDA policy or guidance might significantly impede the discovery, development, production and marketing of FF/VI. Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma may significantly harm our business and the price of our securities could fall.

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

In addition, following the September 2017 FDA approval of TRELEGY® ELLIPTA®, GSK’s diligent efforts obligations regarding commercialization matters has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. GSK also received in April 2018 an expanded label approval for TRELEGY® ELLIPTA®, allowing it to be used by US physicians to treat a broader population of COPD patients. If GSK prioritizes TRELEGY® ELLIPTA®, we would only be entitled to a 15% economic interest in the future payments made by GSK under the GSK Agreements with respect to this product.

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

We and GSK recently received regulatory approval in the U.S. and positive regulatory opinion in Europe for TRELEGY® ELLIPTA® as triple combination treatments for COPD. As a result of the Spin-Off, most of our economic rights in this program and other programs were assigned to Theravance Biopharma. If these programs are successful and GSK and the respiratory market in general views triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, our business could be harmed, and the price of our securities could fall.

The use of triple therapy is supported by the GOLD guidelines in high-risk patients with severe COPD and a high risk of exacerbations. Prior to the Spin-Off of Theravance Biopharma, we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. As a result of the transactions effected by the Spin-Off, however, we are now only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements which were assigned to TRC while Theravance Biopharma receives 85% of those same payments. The commercial success of RELVAR®/BREO® ELLIPTA® may be adversely effected if GSK or the respiratory markets view TRELEGY® ELLIPTA® or other combination therapies as more beneficial. GSK’s diligent efforts obligations regarding commercialization matters has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future.

In the event that Theravance Biopharma defaults or breaches the agreements we entered into with them in connection with the Spin-Off, our business and results of operations may be materially harmed.

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of March 31, 2018, the total remaining lease payments, which run through May 2020, were $14.0 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations may be materially harmed.

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

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits.

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

The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners business cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common stock is uncertain and could be materially adverse. This report does not discuss any such tax legislation or the manner in which it might affect investors in common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common stock.

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

As of March 31, 2018, we had approximately $557.2 million in total debt outstanding, comprised primarily of, $123.7 million in principal outstanding on our term B loan (the “Term B Loan”), $241.0 million in principal that remains outstanding under our convertible subordinated notes, due 2023 (the “2023 Notes”) and $192.5 million in principal outstanding under our convertible senior notes due 2025 (the “2025 Notes”) (the 2023 Notes and 2025 Notes hereinafter, the “Notes”). The Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and, under the 2023 Notes, the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us.

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

If we lose key management personnel, or if we fail to retain our key employees, our ability to manage our business may be impaired.

We have a small management team and very few employees. We are highly dependent on principal members of our management team and a small group of key employees to operate our business. In February 2018, we announced the resignation of our chief executive officer. The Board of Directors plans to commence a search to identify and hire a permanent principal executive officer. Our company is located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market remains intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. In April 2017, we announced that our Board of Directors had determined to undertake a comprehensive review of all of our costs, including executive compensation structures. The result of this review has led us to make changes to our compensation structure. If we fail to hire a qualified chief executive officer or retain our qualified personnel or replace them when they leave, our ability to manage our business may be impaired, which may cause the price of our securities to fall.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including financial reporting and accounting and human resources.

As of March 31, 2018, we had only nine employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

If we fail to maintain proper and effective internal control over financial reporting or if the interpretations, estimates or judgments utilized in preparing our financial statements prove to be incorrect, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting and disclosure controls and procedures. Under the SEC’s current rules, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our testing and our independent registered public accounting firm’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have and expect to continue to incur substantial accounting and auditing expense and to expend significant management time in complying with the requirements of Section 404. In February 2018, we announced the resignation of our Chief Executive Officer, which reduced our already small employee base and resulted in our Senior Vice President and Chief Financial Officer assuming the duties of interim Principal Executive Officer. Having many of the key responsibilities of our business assigned to one individual, our interim Principal Executive Officer, Senior Vice President and Chief Financial Officer, may make it difficult in the future to maintain appropriate segregation of duties in the initiating and recording of transactions, which may exacerbate the risk of a material misstatement or lack of disclosure within the annual or interim financial statements not being prevented or detected. To address this lack of segregation of duties, we have implemented additional oversight procedures and compensating controls with the goal of mitigating this risk and, although we plan to continue to monitor this matter, we currently do not believe that this lack of segregation of duties will have an adverse effect on our internal controls. If we are not able to maintain compliance with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, FINRA, The Nasdaq Global Select Market or other regulatory authorities. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

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

If we determine to expand our portfolio of royalty generating products, our mix of assets and our sources of income may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

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

If one or more legal matters were resolved against us or an indemnified third party in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against us that could materially adversely affect our financial condition and operating results.

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

In April 2017, we announced that our Board of Directors had determined to undertake a fresh, comprehensive review of all of our costs, including executive compensation structures, with the goal that this review would result in meaningful savings in our core operating costs that will benefit our financial performance. In October 2017, we announced that a special committee of our independent directors and the Compensation Committee of our Board of Directors completed a comprehensive review of our spending, including executive and board compensation structures, outside services, travel and entertainment and other expenses. The Compensation Committee of our Board of Directors and the full Board also reviewed and made certain changes to executive and board compensation plans. Future cost reduction efforts may result in the elimination of certain functional areas and/or reductions of our business operations, including the recently announced management changes, which may limit our ability to effectively manage our business. It is likely that we will incur short-term costs to implement any longer-term expense reduction initiatives.

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

Although GSK beneficially owns approximately 31.5% of our outstanding common stock as of April 30, 2018, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from the interests of us and our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Innoviva respiratory products or a partnered product for which we are entitled to receive a lower percentage of royalties, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other stockholders. In addition, following the FDA regulatory approval of TRELEGY® ELLIPTA® in September 2017, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval is guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

As of April 30, 2018, GSK beneficially owned approximately 31.5% of our outstanding common stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our common stock owned by it terminated upon the expiration of the governance agreement in September 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK’s significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

As of April 30, 2018, GSK beneficially owned approximately 31.5% of our outstanding common stock. As a result of GSK’s significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which are necessary to build name and brand recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trademarks or trade names similar to ours, thereby impeding our ability to build name and brand identity and possibly leading to market confusion. In addition, there could be potential trademark or trade name infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. There was also a risk that if there is confusion in the marketplace, the reputation, performance and/or actions of such third parties may negatively impact our stock price and our business. We therefore adopted a new brand, Innoviva, in January 2016. Over the long term, if we are unable to establish name and brand recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. If we fail to promote and maintain our brand successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business may be harmed.

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

The price of our securities has been volatile and may continue to be so. Between January 1, 2018 and March 31, 2018, the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market varied between $13.80 and $16.99 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

•                  relative illiquidity in the public market for our common stock (our three largest stockholders other than GSK collectively owned approximately 31.2% of our outstanding common stock as of April 30, 2018 based on our review of publicly available filings); and,

•                  potential sales or purchases of our common stock by GSK.

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

As of April 30, 2018, GSK beneficially owned approximately 31.5% of our outstanding common stock. Based on our review of publicly available filings as of April 30, 2018, our three largest stockholders other than GSK collectively owned approximately 31.2% of our outstanding common stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date
3.1	Amended and Restated Certificate of Incorporation	8-K	99.2	4/28/16

3.2	Amended and Restated Bylaws, amended and restated as of February 8, 2017	8-K	3.1	2/9/17

10.77	Agreement between Innoviva, Inc. and Eric d’Esparbes dated as of February 7, 2018	8-K	10.1	2/7/18

10.78	Separation Letter between Innoviva, Inc. and Michael Aguiar dated as of February 6, 2018	8-K	10.2	2/7/18

10.79	Agreement, dated as of February 12, 2018, by and among Innoviva, Inc., Sarissa Capital Domestic Fund LP, and certain of its affiliates	8-K	10.1	2/13/18

10.80	Separation Letter between Innoviva, Inc. and Michael Faerm dated as of February 21, 2018

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2018)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: May 3, 2018	/s/ Eric d’Esparbes
Eric d’Esparbes
Interim Principal Executive Officer and Senior Vice President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)