Form 10-Q
period 2018-06-30
Innoviva, Inc.
filed 2018-07-26
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of registrant’s common stock outstanding on July 19, 2018 was 101,507,745.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$87,226	$73,336
Short-term marketable securities	20,316	55,739
Related party receivables from collaborative arrangements	70,542	70,540
Prepaid expenses and other current assets	576	754
Total current assets	178,660	200,369
Property and equipment, net	185	209
Capitalized fees paid to a related party, net	159,810	166,722
Other assets	37	37
Total assets	$338,692	$367,337

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$58	$601
Accrued personnel-related expenses	695	1,721
Accrued interest payable	5,115	5,920
Other accrued liabilities	909	1,500
Current portion of long-term debt	—	25,000
Total current liabilities	6,777	34,742
Long-term debt, net of current portion, discount and issuance costs	486,527	574,362
Other long-term liabilities	752	940
Commitments and contingencies
Stockholders’ deficit:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,657 and 102,046 shares issued as of June 30, 2018 and December 31, 2017, respectively	1,015	1,019
Treasury stock: 150 shares as of June 30, 2018 and December 31, 2017	(3,263)	(3,263)
Additional paid-in capital	1,259,443	1,258,151
Accumulated other comprehensive loss	(10)	(18)
Accumulated deficit	(1,414,541)	(1,498,748)
Total Innoviva stockholders’ deficit	(157,356)	(242,859)
Noncontrolling interest	1,992	152
Total stockholders’ deficit	(155,364)	(242,707)
Total liabilities and stockholders’ deficit	$338,692	$367,337

*Condensed consolidated balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended June 30, 2018 and 2017 and $6,912 in the six months ended June 30, 2018 and 2017	$67,086	$58,341	$119,466	$98,612
Revenue from collaborative arrangements from a related party	—	221	—	442
Total net revenue	67,086	58,562	119,466	99,054

Operating expenses:
Research and development	—	348	—	702
General and administrative	4,411	10,384	13,396	21,179
General and administrative - related party	—	—	2,700	—
Total operating expenses	4,411	10,732	16,096	21,881

Income from operations	62,675	47,830	103,370	77,173

Other income (expense), net	39	(786)	(3,060)	(739)
Interest income	380	306	771	542
Interest expense	(6,478)	(12,204)	(14,135)	(24,985)
Net income	56,616	35,146	86,946	51,991
Net income attributable to noncontrolling interest	1,990	—	2,739	—
Net income attributable to Innoviva stockholders	$54,626	$35,146	$84,207	$51,991

Basic net income per share attributable to Innoviva stockholders	$0.54	$0.33	$0.84	$0.48
Diluted net income per share attributable to Innoviva stockholders	$0.49	$0.30	$0.77	$0.46

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	100,873	107,614	100,739	107,468
Shares used to compute diluted net income per share	113,399	120,463	113,483	120,317

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$56,616	$35,146	$86,946	$51,991
Unrealized income (loss) on marketable securities, net	12	1	8	(1)
Comprehensive income	56,628	35,147	86,954	51,990
Comprehensive income attributable to noncontrolling interest	1,990	—	2,739	—
Comprehensive income attributable to Innoviva stockholders	$54,638	$35,147	$84,215	$51,990

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$86,946	$51,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,936	6,991
Stock-based compensation	3,621	4,934
Amortization of debt discount and issuance costs	4,028	1,401
Loss on extinguishment of debt	3,137	830
Amortization of premium (discount) on short-term investments	(160)	6
Amortization of lease guarantee	(162)	(162)
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(2)	(14,949)
Prepaid expenses and other current assets	178	124
Accounts payable	(543)	149
Accrued personnel-related expenses and other accrued liabilities	(1,539)	242
Accrued interest payable	(805)	(725)
Other long-term liabilities	4	10
Deferred revenue	—	(442)
Net cash provided by operating activities	101,639	50,400
Cash flows from investing activities
Maturities of marketable securities	54,875	36,387
Purchases of marketable securities	(19,284)	(11,969)
Net cash provided by investing activities	35,591	24,418
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(2,840)	(847)
Payments of principal on senior secured term loans	(120,000)	—
Payments of cash dividends to stockholders	(55)	(107)
Proceeds from issuances of common stock, net	454	185
Payment of principal on non-recourse notes due 2029	—	(64,431)
Distributions to noncontrolling interest	(899)	—
Net cash used in financing activities	(123,340)	(65,200)
Net increase in cash and cash equivalents	13,890	9,618
Cash and cash equivalents at beginning of period	73,336	118,016
Cash and cash equivalents at end of period	$87,226	$127,634
Supplemental disclosure of cash flow information
Cash paid for interest	$10,913	$24,310

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva, Inc. (referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is focused on royalty management. Innoviva’s portfolio includes the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO®ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA®(umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is eligible to receive the associated royalty revenues from RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to our consolidated variable interest entity, Theravance Respiratory Company, LLC (“TRC”), relating to TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018 (“2017 Form 10-K”).

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market during the relevant periods was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three and six months ended June 30, 2018.

The following table shows the computation of basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2018	2017	2018	2017
Numerator:
Net income attributable to Innoviva stockholders, basic	$54,626	$35,146	$84,207	$51,991
Add: interest expense on 2023 Notes	1,417	1,414	2,829	2,821
Net income attributable to Innoviva stockholders, diluted	$56,043	$36,560	$87,036	$54,812

Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	100,873	107,614	100,739	107,468
Dilutive effect of 2023 Notes	12,189	12,189	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	337	660	555	660
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,399	120,463	113,483	120,317

Net income per share attributable to Innoviva stockholders
Basic	$0.54	$0.33	$0.84	$0.48
Diluted	$0.49	$0.30	$0.77	$0.46

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,633	2,019	1,562	2,541

3. Revenue Recognition and Collaborative Arrangements

Revenue is recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Revenue is recognized through a five-step process: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price for the contract; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied. We recognize the royalty revenue on licensee net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned and reported to us. Royalties are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to GSK.

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Royalties from a related party - RELVAR/BREO	$57,515	$54,645	$103,675	$93,334
Royalties from a related party - ANORO	10,656	7,152	19,380	12,190
Royalties from a related party - TRELEGY	2,371	—	3,323	—
Total royalties from a related party	70,542	61,797	126,378	105,524
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(6,912)	(6,912)
Royalty revenue	67,086	58,341	119,466	98,612
Strategic alliance - MABA program license	—	221	—	442
Total net revenue from GSK	$67,086	$58,562	$119,466	$99,054

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$3,879	$—	$(10)	$3,869
U.S. commercial paper	16,447	—	—	16,447
Money market funds	81,426	—	—	81,426
Total	$101,752	$—	$(10)	$101,742

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$9,943	$—	$(1)	$9,942
U.S. government agencies	9,987	—	(2)	9,985
U.S. corporate notes	10,881	—	(15)	10,866
U.S. commercial papers	29,945	—	—	29,945
Money market funds	61,971	—	—	61,971
Total	$122,727	$—	$(18)	$122,709

As of June 30, 2018, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately three months.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at the amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of June 30, 2018 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. corporate notes	$—	$3,869	$—	$3,869
U.S. commercial paper	—	16,447	—	16,447
Money market funds	81,426	—	—	81,426
Total assets measured at estimated fair value	$81,426	$20,316	$—	$101,742
Liabilities
Term B Loan	$—	$123,750	$—	$123,750
2023 Notes	—	226,525	—	226,525
2025 Notes	—	202,146	—	202,146
Total fair value of liabilities	$—	$552,421	$—	$552,421

	Estimated Fair Value Measurements as of December 31, 2017 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$9,942	$—	$9,942
U.S. government agencies	—	9,985	—	9,985
U.S. corporate notes	—	10,866	—	10,866
U.S. commercial papers	—	29,945	—	29,945
Money market funds	61,971	—	—	61,971
Total assets measured at estimated fair value	$61,971	$60,738	$—	$122,709
Liabilities
Term B Loan	$—	$243,750	$—	$243,750
2023 Notes	—	241,259	—	241,259
2025 Notes	—	205,975	—	205,975
Total fair value of liabilities	$—	$690,984	$—	$690,984

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Research and development	$—	$175	$—	$353
General and administrative	1,452	2,252	3,621	4,581
Total stock-based compensation expense	$1,452	$2,427	$3,621	$4,934

As of June 30, 2018, unrecognized stock-based compensation cost, including performance-contingent RSAs for which the performance milestones were determined to be probable of achievement, was as follows:

(In thousands)	Unrecognized Compensation Cost
Stock options	$19
RSUs	2,096
RSAs	3,521
Market-based RSUs	627
Market-based RSAs	1,493
Total unrecognized compensation cost	$7,756

6. Debt

Our debt consists of:

	June 30,	December 31,
(In thousands)	2018	2017
Term B Loan	$123,750	$243,750
2023 Notes	240,984	240,984
2025 Notes	192,500	192,500
Total debt	557,234	677,234
Unamortized debt discount and issuance costs	(70,707)	(77,872)
Current portion of Term B Loan	—	(25,000)
Net long-term debt	$486,527	$574,362

Prepayment of Senior Secured Term Loans

On February 28, 2018, we paid down the principal balance of the Term B Loan by $120.0 million. With the prepayment, we incurred a loss on the extinguishment of debt of $3.1 million representing unamortized debt issuance costs. The loss on the extinguishment of debt is presented as part of other income (expense), net in our consolidated statements of operations. As of June 30, 2018, the outstanding principal balance of the Term B Loan was reduced to $123.8 million.

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

Our outstanding 2025 Notes balances as of June 30, 2018, consisted of the following:

(In thousands)
Liability component
Principal	$192,500
Debt discount and issuance costs, net	(65,119)
Net carrying amount	$127,381
Equity component, net	$65,361

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

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2018:

	Three months ended	Six months ended
(In thousands)	June 30, 2018	June 30, 2018
Contractual interest expense	$1,203	$2,393
Amortization of debt issuance costs	125	248
Amortization of debt discount	1,496	2,975
Total interest and amortization expense	$2,824	$5,616

Debt Maturities

The aggregate scheduled maturities of our long-term debt (consisting of our Term B Loan, 2023 Notes and 2025 Notes) as of June 30, 2018, are as follows:

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

8. Income Taxes

There was no income tax expense for the three and six months ended June 30, 2018. Should we continue to generate taxable income in 2018, we expect that the taxable income will be substantially offset by the utilization of net operating losses or other deferred tax assets, and potential release of valuation allowance. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to a change in valuation allowance against net deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK; the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company’s growth strategy and corporate development initiatives beyond the existing respiratory portfolio); the timing, manner, amount and planned growth of anticipated potential capital returns to stockholders (including, without limitation, statements regarding the Company’s expectations of future purchases under its future share repurchase authorizations and future cash dividends); the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; projections of revenue, expenses and other financial items; and risks discussed in “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read our consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part I of our 2017 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q entitled “Risk Factors,” which contain a more complete discussion of the risks and uncertainties associated with our business. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (SEC) from time to time, including on Form 10-K, Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

OVERVIEW

Executive Summary

Innoviva, Inc. (“Innoviva”, the “Company” or “we”) is focused on the management of royalty revenues from RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, we are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of June 30, 2018, we had ten employees. Our revenues consist of royalties from our respiratory partnership agreements with GSK.

Recent Highlights

•                  GSK Net Sales:

•                  Second quarter 2018 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $383.3 million, up 5.3% from $364.3 million in the second quarter of 2017, with $208.6 million in net sales from the U.S. market and $174.7 million from non-U.S. markets.

•                  Second quarter 2018 net sales of ANORO® ELLIPTA® by GSK were $163.9 million, up 49.0% from $110.0 million in the second quarter of 2017, with $111.8 million net sales from the U.S. market and $52.1 million from non-U.S. markets.

•                  Second quarter 2018 net sales of TRELEGY® ELLIPTA®  by GSK were $36.5 million. TRELEGY® ELLIPTA® was approved in September 2017.

•                  Product Updates:

•                  GSK announced in April 2018 the expanded label indication in the U.S. for TRELEGY®  ELLIPTA® in patients with COPD.

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the “Additional MABAs”). The development program has been funded in full by GSK and is in Phase II clinical studies stage. GSK is in the process of determining next steps for the program. For a detailed discussion of our alliance with GSK, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 (“2017 Form 10-K”).

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

Revenue recognition

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

Income tax valuation allowance

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $1.0 billion and federal research and development tax credit carryforwards of approximately $45.2 million.  As of June 30, 2018, the Company continues to maintain a full valuation allowance on its gross deferred taxes.  In assessing whether a valuation allowance is required against the deferred tax assets, the Company has considered the positive and negative evidence as well as sources of taxable income in assessing the realizability of the deferred tax assets. Realization of the deferred tax assets is dependent on future taxable income.  We have considered our 3-year cumulative income position as well as strategic options available to the Company that may raise uncertainty regarding continued profitability.  Provided that Innoviva continues to generate profits in future quarters and also narrows its strategic options to exclude those that raise uncertainty regarding future profitability, it is reasonably possible that the valuation allowance on the federal deferred tax assets could be removed in the near term.  This change in estimate on the realization of the deferred tax asset could result in an income tax benefit of approximately $0.2 billion in the period of change.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code Section 382. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.  The Company conducted a Section 382 analysis through December 31, 2016 to determine whether an ownership change had occurred since inception. The Section 382 study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards are expected to expire before becoming available to reduce federal and state income tax liabilities as a result of those identified ownership changes. If we undergo another ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended.

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

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Royalties from a related party - RELVAR/BREO	$57,515	$54,645	$2,870	5%	$103,675	$93,334	$10,341	11%
Royalties from a related party - ANORO	10,656	7,152	3,504	49%	19,380	12,190	7,190	59%
Royalties from a related party - TRELEGY	2,371	—	2,371	*	3,323	—	3,323	*
Total royalties from a related party	70,542	61,797	8,745	14%	126,378	105,524	20,854	20%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—	(6,912)	(6,912)	—	—
Royalty revenue	67,086	58,341	8,745	15%	119,466	98,612	20,854	21%
Strategic alliance - MABA program license	—	221	(221)	(100)%	—	442	(442)	(100)%
Total net revenue from GSK	$67,086	$58,562	$8,524	15%	$119,466	$99,054	$20,412	21%

*Not meaningful

Total net revenue increased to $67.1 million and $119.5 million for the three and six months ended June 30, 2018, compared to $58.6 million and $99.1 million, respectively, for the same periods a year ago primarily due to the growth in prescriptions and market share quarter over quarter for both RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, and initiation of sales by GSK of TRELEGY® ELLIPTA® in the fourth quarter of 2017.

Research & Development

We did not incur research and development expenses during the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, we incurred $0.3 million and $0.7 million, respectively, in research and development activities related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
General and administrative expenses	$4,411	$10,384	$(5,973)	(58)%	$13,396	$21,179	$(7,783)	(37)%
General and administrative expenses - related party	—	—	—	—	2,700	—	2,700	—

General and administrative expenses for the three months ended June 30, 2018 were $4.4 million compared with $10.4 million in the three months ended June 30, 2017, a decrease of $6.0 million. The amount for the three months ended June 30, 2017 included $4.3 million of proxy contest and associated litigation costs. The rest of the decrease in general and administrative expenses in the three months ended June 30, 2018 is mainly attributable to lower personnel-related expenses, including stock-based compensation expenses, as a result of lower headcount.

General and administrative expenses for the six months ended June 30, 2018 were $13.4 million compared with $21.2 million in the six months ended June 30, 2017, a decrease of $7.8 million. The amount for the six months ended June 30, 2017 included $8.5 million of proxy contest and associated litigation costs. General and administrative expenses for the six months ended June 30, 2018 included $3.2 million cash severance payments in connection with certain members of senior management’s separation from the Company and payment of $2.7 million to Sarissa to partially reimburse expenses pursuant to a settlement agreement in February 2018. The rest of the decrease in general and administrative expenses in the six months ended June 30, 2018 is mainly attributable to lower personnel-related expenses, including stock-based compensation expenses, as a result of lower headcount.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Other (expense) income, net	$39	$(786)	$825	*	$(3,060)	$(739)	$(2,321)	*
Interest income	380	306	74	24%	771	542	229	42%

*Not meaningful

Other income (expense), net for the six months ended June 30, 2018, mainly consists of the loss on the extinguishment of debt of $3.1 million in relation to the $120.0 million prepayment of our Term B Loan. Other income (expense), net for the three and six months ended June 30, 2017 mainly consists of the write-off of debt issuance costs of $0.8 million in relation to our partial prepayment of our non-recourse notes due 2029 (“2029 Notes”).

Interest income increased for the three and six months ended June 30, 2018, as compared to the same period a year ago primarily due to higher interest generated from our investments in marketable securities.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Interest expense	$(6,478)	$(12,204)	$5,726	(47)%	$(14,135)	$(24,985)	$10,850	(43)%

Interest expense decreased for the three and six months ended June 30, 2018, compared to the same period a year ago primarily due to the lower average outstanding debt balance. See “Liquidity” section below for further information.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. In the six months ended June 30, 2018, we generated gross royalty revenues from GSK of $126.4 million. Net cash and cash equivalents, short term investments and marketable securities totaled $107.5 million, and royalties receivable from GSK totaled $70.5 million as of June 30, 2018.

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

On August 18, 2017, we entered into a Credit Agreement and completed a financing of $250.0 million Term B Loan, the proceeds of which were used to repay the remaining balance of the 2029 Notes. The Term B Loan will mature on August 18, 2022. Two and a half percent (2.5%) of the initial principal amount was originally due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The Credit Agreement also provides us the ability to request one or more additional tranches of term loans (or increase an existing term loan) at any time prior to maturity. On February 28, 2018, we paid down the principal balance of the Term B Loan by $120.0 million. The outstanding principal balance of the Term B Loan as of June 30, 2018 was $123.8 million.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Net cash provided by operating activities	$101,639	$50,400	$51,239
Net cash provided by investing activities	35,591	24,418	11,173
Net cash used in financing activities	(123,340)	(65,200)	(58,140)

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2018 was $101.6 million, consisting primarily of our net income of $86.9 million, adjusted for non-cash items such as $6.9 million of depreciation and amortization, $4.0 million amortization of debt discount and issuance costs, $3.6 million of stock-based compensation expense and $3.1 million of loss on extinguishment of debt, partially offset by a reduction in accrued personnel-related expenses and other accrued liabilities of $1.5 million.

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

Cash Flows from Investing Activities

Net cash flows from investing activities for the six months ended June 30, 2018 of $35.6 million was primarily due to $54.9 million proceeds received from maturities of marketable securities, partially offset by $19.3 million in purchases of marketable securities.

Net cash flows from investing activities for the six months ended June 30, 2017 of $24.4 million was primarily due to $36.4 million proceeds received from maturities of marketable securities, partially offset by $12.0 million in purchases of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 of $123.3 million was primarily due to $120.0 million prepayment on our Term B Loan and $2.8 million paid for the repurchase of shares to satisfy tax withholding.

Net cash used in financing activities for the six months ended June 30, 2017 of $65.2 million was primarily due to $64.4 million principal repayments of the 2029 Notes and $0.8 million paid for repurchase of shares to satisfy tax withholding.

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma, Inc. (“Theravance Biopharma”) in connection with the spin-off of Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of June 30, 2018, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $12.4 million. The carrying value of this lease guarantee was $0.6 million as of June 30, 2018 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of June 30, 2018.

		Payment Due by Period
		Less Than			More Than
(In thousands)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
2023 Notes	$266,589	$5,121	$10,242	$251,226	$—
2025 Notes	228,594	4,813	9,625	9,625	204,531
Term B Loan	123,750	—	—	123,750	—
Facility leases	2,088	398	831	859	—
Total	$621,021	$10,332	$20,698	$385,460	$204,531

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2018, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Interim Principal Executive Officer and Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2017 Form 10-K. There have been no material changes to the risk factors described in our 2017 Form 10-K, except as set forth in the “Risk Factors” section in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date

10.81	Second Amendment to 2009 Severance Plan

10.82	Offer Letter with Geoffrey Hulme dated as of May 18, 2018

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2018)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: July 26, 2018	/s/ Geoffrey Hulme
Geoffrey Hulme
Interim Principal Executive Officer
(Principal Executive Officer)

Date: July 26, 2018	/s/ Eric d’Esparbes
Eric d’Esparbes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)