Form 10-K
period 2018-12-31
Innoviva, Inc.
filed 2019-02-19
CIK 1080014

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant's Common Stock on The Nasdaq Global Select Market on June 29, 2018 was $904,845,424. This calculation does not reflect a determination that persons are affiliates for any other purpose.

         On February 11, 2019, there were 101,123,024 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2019 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

INNOVIVA, INC.
2018 Form 10-K Annual Report

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

        Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the company (including the company's growth strategy and corporate development initiatives beyond the existing respiratory portfolio); the timing, manner and amount of potential capital returns to stockholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; projections of revenue, expenses and other financial items and risks discussed below in "Risk Factors" in Item 1A of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

        We encourage you to read Management's Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this Annual Report on Form 10-K. We also encourage you to read Item 1A of Part I of this Annual Report on Form 10-K, entitled "Risk Factors," which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission ("SEC") from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

PART I

ITEM 1.    BUSINESS

Overview

        Innoviva, Inc. ("Innoviva", the "Company", the "Registrant" or "we" and other similar pronouns) is focused on royalty management. Innoviva's portfolio includes the respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI"), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI") and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA®, which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the "GSK Agreements"), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

        Our headquarters are located at 2000 Sierra Point Parkway, Suite 500, Brisbane, CA 94005. The Company was incorporated in Delaware in November 1996 under the name Advanced Medicine, Inc., and began operations in May 1997. It later changed its name to Theravance, Inc. in April 2002. In June 2014, we spun-off our research and development operations. In January 2016, we rebranded and changed our name to Innoviva, Inc.

Our Strategy

        Our corporate strategy is currently focused on the goal of maximizing stockholder value by, among other things, maximizing the potential value of our respiratory assets partnered with GSK and optimizing our operations and capital allocation.

Our Relationship with GSK

LABA Collaboration

        In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily products for the treatment of chronic obstructive pulmonary disease ("COPD") and asthma. The collaboration has developed three combination products:

  •
  RELVAR®/BREO® ELLIPTA® ("FF/VI") (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol ("VI"), and an inhaled corticosteroid ("ICS"), fluticasone furoate ("FF"),

  •
  ANORO® ELLIPTA® ("UMEC/VI"), a once-daily medicine combining a long-acting muscarinic antagonist ("LAMA"), umeclidinium bromide ("UMEC"), with a LABA, VI, and

  •
  TRELEGY® ELLIPTA® (the combination FF/UMEC/VI), a once-daily combination medicine consisting of an ICS, LAMA and LABA.

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

2004 Strategic Alliance

        In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on predetermined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the "Additional MABAs"). The development program was funded in full by GSK. GSK is in the process of determining the next steps for the program. As a result of the transactions effected by the spin-off of Theravance Biopharma in June 2014 (the "Spin-Off"), we are only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of products that may be developed under the Strategic Alliance Agreement, such as MABA, and MABA/FF, while Theravance Biopharma receives 85% of those same payments.

Common Stock owned by GSK

        As of February 11, 2019, GSK beneficially owned approximately 31.7% of our outstanding common stock.

Recent Highlights

  •
  GSK Net Sales:

  •
  Fourth quarter 2018 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $431.6 million, up 7% from $405.3 million in the fourth quarter of 2017, with $236.4 million in net sales from the U.S. market and $195.2 million from non-U.S. markets.

  •
  Fourth quarter 2018 net sales of ANORO® ELLIPTA® by GSK were $186.2 million, up 26% from $147.3 million in the fourth quarter of 2017, with $125.7 million net sales from the U.S. market and $60.5 million from non-U.S. markets.

  •
  Fourth quarter 2018 net sales of TRELEGY® ELLIPTA by GSK were $99.0 million with $75.8 million in net sales from the U.S. market and $23.2 million in net sales from non-U.S. markets. TRELEGY® ELLIPTA® was approved in the U.S. in September 2017.

  •
  Product Updates:

  •
  In November 2018, the European Commission authorized an expanded label of TRELEGY® ELLIPTA® (the combination FF/UMEC/VI) for once daily use in patients with moderate to severe COPD not adequately treated with dual bronchodilators or with an ICS and a LABA.

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

        If regulatory approval for a medicine is obtained, the clearance to market the product will be limited to those diseases and conditions for which the medicine is effective, as demonstrated through clinical studies and included in the medicine's labeling. Even if this regulatory approval is obtained, a marketed medicine, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved medicines by carefully monitoring manufacturers' compliance with its current good manufacturing practice ("cGMP") regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packaging of a medicine. The regulations are intended to make sure that a medicine is safe for use, and that it has the ingredients and strength it claims to have. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the medicine or manufacturer, including costly recalls or withdrawal of the medicine from the market.

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

        As of December 31, 2018, we owned 38 issued United States patents and 257 granted foreign patents, as well as additional pending United States patent applications and foreign patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds.

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

Competition

        We anticipate that RELVAR®/BREO®ELLIPTA®(FF/VI), ANORO® ELLIPTA® (UMEC/VI) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI) will compete with a number of approved bronchodilator drugs, including each other and drug candidates under development that are designed to treat asthma and COPD. These include but are not limited to:

  •
  Advair®/Seretide™ Diskus®/HFA® (salmeterol and fluticasone propionate as a combination) marketed by GSK,

  •
  Symbicort® (formoterol and budesonide as a combination) marketed by AstraZeneca,

  •
  AirDuo Respiclick® (salmeterol and fluticasone propionate), a non-substitutable generic version of Advair, marketed by TEVA,

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

  •
  Trimbow, a fixed-dose, twice daily combination of formoterol, beclomethasone and glycopyrronium manufactured by Chiesi of Italy and indicated for use in COPD, became the first triple therapy/single inhaler product in Europe, launched four months ahead of TRELEGY,

  •
  QVM149, a fixed-dose combination of indacaterol, mometasone and glycopyrronium is in Phase 3 clinical development by Novartis as a triple therapy/single inhaler for the treatment of asthma,

  •
  PT010, a fixed dose combination of formoterol, glycopyrronium and budesonide being developed by AstraZeneca as a triple therapy single inhaler twice-daily medication for COPD,

  •
  QAW039 (fevipiprant), an orally active once-daily prostaglandin D2 inhibitor in Phase 3 development by Novartis for the treatment of asthma, and

  •
  Dupixent (dupilamab), an injectable IL-4 and IL-13 inhibitor developed by Sanofi Genzyme and approved by the FDA in October 2018 as an add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma.

        In addition, several firms are developing new formulations of Advair/Seretide (salmeterol /fluticasone propionate) and Symbicort (formoterol fumerate/budesonide) which may be marketed as generics or branded generics relative to the existing products from GSK and AstraZeneca, respectively. All of these efforts represent potential competition for any of our partnered products. Efforts have intensified following the publication of FDA draft guidance for the approval of fully substitutable versions of Advair and Symbicort in late 2013 and mid-2015, respectively. Current examples of these products include the marketed products Duoresp/Biresp from Teva (generic Symbicort), AirFluSal Forspiro by Sandoz, Rolenium by Elpen and Sirdupla by Mylan (all generic versions of Seretide) which are all available in a wide number of countries in the E.U. Numerous companies like Mylan N.V., Hikma Pharmaceuticals PLC (Hikma), Novartis' Sandoz division and Teva Pharmaceuticals Industries Ltd. (Teva) have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. In March 2017, Mylan N.V. received a complete response letter from the FDA relating to its Abbreviated New Drug Application ("ANDA") for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder. In May 2017, Hikma announced that it received a complete response letter from the FDA relating to its ANDA for fluticasone propionate and salmeterol inhalation powder, and in February 2018, Novartis announced that its generic division Sandoz had received a complete response letter from the FDA in response to its ANDA for a third fluticasone propionate and salmeterol product. In January 2019, Mylan announced that the FDA approved Wixela™ Inhu™ (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of ADVAIR DISKUS®. Lastly, Teva announced recently that the FDA approved two of its products for adolescent and adult patients with asthma, one of which is AirDuo™ RespiClick® (fluticasone propionate and salmeterol inhalation powder), a non-AB substitutable generic version of Advair®. In general, these manufacturers are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per the FDA's September 2013 Draft Guidance Document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®.

Employees

        As of December 31, 2018, we had six employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Executive Officers of the Registrant

        The following table sets forth the name, age, and position of each of our executive officers as of February 19, 2019:

Name	Age	Positions Held
Geoffrey Hulme	52	Interim Principal Executive Officer
Marianne Zhen	50	Chief Accounting Officer

        Geoffrey Hulme was appointed Interim Principal Executive Officer in May 2018. Prior to his hiring, Mr. Hulme served as the owner and manager of Steel Valley Capital LLC since 2016 and Steel Valley Advisors LLC, a registered investment adviser, since 2017. Previously, from 1998 to 2015, he worked at Amici Capital, LLC, serving in various roles, including as Director of Research, a portfolio manager and a director of various funds managed by Amici. Mr. Hulme earned a Bachelor of Science degree in Business Administration with a concentration in Finance, summa cum laude, from Villanova University.

        Marianne Zhen was appointed Chief Accounting Officer in July 2018. Ms. Zhen joined Innoviva in October 2014 as Corporate Controller. Prior to joining Innoviva, Ms. Zhen served as the Corporate Controller at Steelwedge Software Inc. from 2012 to 2014, Intelmate from 2011 to 2012 and Model N, Inc. from 2007 to 2011. Ms. Zhen earned a Bachelor of Science degree in Business Administration with a concentration in Accounting from San Francisco State University. She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Code of Business Conduct

        The Company has adopted the Innoviva, Inc. Code of Business Conduct that applies to all directors, officers and employees. The Code of Business Conduct, as amended and restated on May 1, 2017, is available on the corporate governance section of our website at www.inva.com. If the Company makes any substantive amendments to the Code of Business Conduct or grants a waiver from any provision of such code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver, as required by applicable law.

Available Information

        Our web page address is www.inva.com. Our investor relations website is located at http://investor.inva.com. We make available free of charge on our investor relations website under "SEC Filings" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors' and officers' Section 16 Reports and any amendments to those reports after filing or furnishing such materials to the SEC. The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Innoviva and the Innoviva logo are registered trademarks of Innoviva, Inc. Trademarks, tradenames or service marks of other companies appearing in this report are the property of their respective owners.

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

  •
  reprioritization of GSK's commercial efforts on other products, including TRELEGY® ELLIPTA® or products owned by GSK (such as Advair®), which are not partnered with us;

  •
  GSK's ability to expand the indications for which our partnered products can be marketed;

  •
  a satisfactory efficacy and safety profile as demonstrated in a broad patient population;

  •
  acceptance of, and ongoing satisfaction with, our partnered products by the medical community, patients receiving therapy and third party payors;

  •
  timing and amounts of payor rebate adjustments and prior period rebate adjustments;

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

        Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a "listed drug" that can, in turn, be cited by potential competitors in support of approval of an ANDA in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V., Hikma, Novartis' Sandoz division and Teva have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. In January 2019, Mylan announced that the FDA approved Wixela™ Inhu™ (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of ADVAIR DISKUS®. In May 2017, Hikma announced that it received a complete response letter from the FDA relating to its ANDA for fluticasone propionate and salmeterol inhalation powder, and in February 2018, Novartis announced that its generic division Sandoz, had received a complete response letter from the FDA in response to its ANDA for a third fluticasone propionate and salmeterol product. Lastly, Teva announced recently that the FDA approved two of their products for adolescent and adult patients with asthma, one of which is AirDuo™ RespiClick® (fluticasone propionate and salmeterol inhalation powder), a non-AB substitutable generic version of Advair®. In general, these manufactures are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per FDA's September 2013 Draft Guidance Document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

Reduced prices and reimbursement rates due to the actions of governments, payors, or competition or other healthcare cost containment initiatives such as restrictions on use, may negatively impact royalties generated under the GSK Agreements.

        The continuing efforts of governments, pharmaceutical benefit management organizations ("PBMs"), insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care has adversely affected the price, market access, and total revenues of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, and TRELEGY® ELLIPTA® and may continue to adversely affect them in the future. In addition, we have experienced and expect to continue to experience increased competitive activity, which has resulted in lower overall prices for our products.

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

Our current revenues are from royalties derived from sales of our respiratory products partnered with GSK, RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, and TRELEGY® ELLIPTA®. If the treatment paradigm for the indications our partnered products are approved for change or if GSK is unable to, or does not devote sufficient resources to, maintain or continue increasing sales of these products, our results of operations will be adversely affected.

        We currently depend on royalties from sales of our products partnered with GSK to support our existing operations. The treatment paradigm for COPD and asthma constantly evolve. For instance, in

November 2018, the GOLD guidelines were revised to favorably position bronchodilator monotherapy and LABA/LAMA treatment ahead of ICS/LABA for the treatment of COPD unless the patient has frequent exacerbations or an eosinophil count greater than 300 per cubic microliter. The use of ICS in COPD is also recommended for patients requiring triple therapy (LABA, LAMA, ICS). If the treatment paradigms were to change further, causing our partnered products to fall out of favor, or if GSK were unable, or did not devote sufficient resources, to maintain or continue increasing RELVAR®/ BREO® ELLIPTA® and ANORO® ELLIPTA® sales, our results of operations would likely suffer and we might need to scale back our operations.

If the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA® in the countries in which they have received regulatory approval encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage does not meet investors', analysts', or our expectations, our business will be harmed, and the price of our securities could fall.

        Under our agreements with our collaborative partner GSK, GSK has full responsibility for commercialization of RELVAR®/ BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA®. GSK has launched RELVAR®/ BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in a number of countries, including the United States, Canada, Japan, the United Kingdom, and Germany, among others. The commercialization of the products in countries where they are already launched and the commercialization launch in new countries are still subject to fluctuating overall pricing levels and uncertain timeframes to obtain payor coverage. Any delays or adverse developments or perceived additional delays or adverse developments with respect to the commercialization of RELVAR®/ BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® including if sales or payor coverage does not meet investors', analysts', or our expectations, would significantly harm our business and the price of our securities could fall.

We are dependent on GSK for the successful commercialization and development of products under the GSK Agreements. If GSK does not devote sufficient resources to the commercialization or development of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, including TRELEGY® ELLIPTA®, our business would be materially harmed.

        GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA®. Our royalty revenues under the GSK Agreements may not meet our, analysts', or investors' expectations, due to a number of important factors. GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For instance, GSK has wide discretion in determining the efforts and resources that it will apply to the development and commercialization of our partnered products. GSK is currently evaluating the next steps with respect to the MABA program. In the event that GSK terminates this or any other development program (other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®) pursuant to agreements entered into in connection with the Spin-Off, the right to such programs would revert to Theravance Biopharma. The timing and amount of royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by GSK. In addition, GSK may determine to focus its commercialization efforts on its own products or TRELEGY® ELLIPTA®. For example, in January 2015, GSK launched Incruse® (UMEC) in the U.S., which is a LAMA for the treatment of COPD. GSK may determine to focus its marketing efforts on Incruse, which could have the effect of decreasing the potential market share of ANORO® ELLIPTA® and lowering the royalties we may receive for such product. Alternatively, GSK may decide to market

TRELEGY® ELLIPTA® to eventually compete directly against sales of RELVAR®/BREO® ELLIPTA®. Following the FDA approval of TRELEGY® ELLIPTA® in September 2017, GSK's diligent efforts obligations regarding commercialization matters now have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following this regulatory approval are guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. If GSK prioritizes TRELEGY® ELLIPTA®, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the GSK Agreements with respect to this product. In the event GSK does not devote sufficient resources to the development or commercialization of our partnered products or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma could significantly harm our royalty revenues and the price of our securities could fall.

        On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and it will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA now requires that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, in March 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as "clinical trial design") to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it required the manufacturers of currently marketed LABAs to conduct additional randomized, double blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. These post-marketing studies have been completed and did not show an increased risk of use of ICS/LABA compared to ICS alone. The FDA subsequently removed the black box warning from the ICS/LABA package inserts. Although this concern appears to be resolved, it is unknown at this time what, if any, future concerns could impact the use of ICS/LABA and its potential impact on the prospects for FF/VI. Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma could significantly harm our business and the price of our securities could fall.

Any adverse developments to the regulatory status of either RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA® in the countries in which they have received regulatory approval, including labeling restrictions, safety findings, or any other limitation to usage, would harm our business and may cause the price of our securities to fall.

        Although RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA® are approved and marketed in a number of countries, it is possible that adverse changes to the regulatory status of these products could occur in the event new safety issues are identified, treatment guidelines are changed, or new studies fail to demonstrate product benefits. A number of notable pharmaceutical products have experienced adverse developments during commercialization that have resulted in the product being withdrawn, approved uses being limited, or new warnings being included. In the event that any adverse regulatory change were to occur to any of our products, our business would be harmed and the price of our securities could fall.

Any adverse developments or results or perceived adverse developments or results with respect to the ongoing studies for FF/VI in asthma or COPD, for UMEC/VI in COPD, or any future studies would significantly harm our business and the price of our securities could fall, and if regulatory authorities in those countries in which approval has not yet been granted determine that the ongoing studies for FF/VI in asthma or COPD or the ongoing studies for UMEC/VI for COPD do not demonstrate adequate safety and efficacy, the continued development of FF/VI or UMEC/VI or both could be significantly delayed, they might not be approved by these regulatory authorities, and even if approved they may be subject to restrictive labeling, any of which might harm our business, and the price of our securities could fall.

        Although we have announced the completion of, and reported certain top-line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, additional studies of FF/VI are underway or may commence in the future. Any adverse developments or perceived adverse developments with respect to any prior, current or future studies in these programs could significantly harm our business and the price of our securities could fall. For example, in September 2015, GSK and we announced that the Study to Understand Mortality and MorbidITy (SUMMIT) did not meet its primary endpoints, which resulted in a significant decline in the price of our stock.

        Although the FDA, the European Medicines Agency, the Japanese Ministry of Health, Labour and Welfare and Health Canada and other jurisdictions have approved ANORO® ELLIPTA®, it has not yet been approved in all jurisdictions.

        Any adverse developments or results or perceived adverse developments or results with respect to other pending or future regulatory submissions for the FF/VI program or the UMEC/VI program might significantly harm our business and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

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

RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® face substantial competition for their intended uses in the targeted markets from products discovered, developed, launched and commercialized both by GSK and by other pharmaceutical companies, which could cause the royalties payable to us pursuant to the LABA Collaboration Agreement to be less than expected, which in turn would harm our business and cause the price of our securities to fall.

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

        In addition, following the September 2017 FDA approval of TRELEGY® ELLIPTA®, GSK's diligent efforts obligations regarding commercialization matters has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following this regulatory approval are guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. GSK also received in April 2018 an expanded label approval for TRELEGY® ELLIPTA®, allowing it to be used by U.S. physicians as first line therapy in appropriate COPD patients. A similar expanded use label was granted by the European Medicines Agency in September 2018. Innoviva is only entitled to a 15% economic interest in the future payments made by GSK under the GSK Agreements with respect to this product.

        If sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® are less than anticipated because of existing or future competition in the markets in which they are commercialized, including competition from existing and new products that are perceived as lower cost or more effective, our royalty payments could be less than anticipated, which in turn would harm our business and cause the price of our securities to fall.

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

        The use of triple therapy is supported by the GOLD guidelines in symptomatic patients with severe COPD and a high risk of exacerbations. Prior to the Spin-Off, we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. As a result of the transactions effected by the Spin-Off, however, we are now only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements which were assigned to TRC, while

Theravance Biopharma receives 85% of those same payments. The commercial success of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® may be adversely affected if GSK or the respiratory markets view TRELEGY® ELLIPTA® or other combination therapies as more beneficial. GSK's diligent efforts obligations regarding commercialization matters have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following this regulatory approval are guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future.

In the event that Theravance Biopharma defaults or breaches the agreements we entered into with them in connection with the Spin-Off, our business and results of operations could be materially harmed.

        Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments, including utilities, property taxes, and common area maintenance, which could be as much as the actual lease payments. As of December 31, 2018, the total remaining lease payments, which run through May 2020, were $9.3 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations could be materially harmed.

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

        The TCJA is a complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners business cannot be reliably predicted at this early stage of the new law's implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management's current knowledge and assumptions, following consultation with our tax advisors, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common stock is uncertain and could be materially adverse.

This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors in common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common stock.

We may not be able to utilize all of our net operating loss carryforwards.

        We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. As a part of the overall Spin-Off transaction, the transfer of certain assets by us to Theravance Biopharma and our distribution of Theravance Biopharma ordinary shares resulted in taxable transfers pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma will generally equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although we will not recognize any gain with respect to the cash we transferred to Theravance Biopharma, we may recognize substantial gain based on the fair market value of the other assets (other than cash) transferred to Theravance Biopharma. The determination of the fair market value of these assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service ("IRS"), which could result in an increase in the amount of gain realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an "ownership change") as determined under the Code. Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. We have conducted an analysis to determine whether an ownership change had occurred since inception through September 30, 2018, and concluded that we had undergone two ownership changes in prior years. Subsequent changes in our ownership or sale of our stock could have the effect of limiting the use of our net operating losses in the future. We have approximately $0.8 billion of net operating loss carryforward as of December 31, 2018. There may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. As a result of the passage of the TCJA, corporate tax rates in the United States decreased in 2018, which resulted in the remeasurement of our deferred tax assets at the new statutory rate and a reduction in the value of our deferred tax assets in 2017. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

If any product candidates in any respiratory program partnered with GSK were not approved by regulatory authorities or are determined to be unsafe or ineffective in humans, our business would be adversely affected and the price of our securities could fall.

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

        Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later clinical or non-clinical studies. In addition, clinical and non-clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. If these studies are substantially delayed or fail to prove the safety and effectiveness of product candidates in development partnered with GSK, GSK may not receive regulatory approval for such product candidates and our business and financial condition could be materially harmed and the price of our securities might fall.

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

        For example, at the joint meeting of the Pulmonary-Allergy Drugs Advisory Committee and Drug Safety and Risk Management Advisory Committee of the FDA regarding the sNDA for BREO® ELLIPTA® as a treatment for asthma, the advisory committee recommended that a large LABA safety trial with BREO® ELLIPTA® should be required in adults and in 12-17 year olds, similar to the ongoing LABA safety trials being conducted as an FDA Post-Marketing Requirement by each of the manufacturers of LABA containing asthma treatments. The FDA did not concur with the recommendation. A pediatric program including patients 5-17 years of age is currently ongoing.

        In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we or GSK become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers' facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on GSK, including requiring it to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. GSK is also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which any of the product candidates in any respiratory program partnered with GSK are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. Any failure to maintain regulatory approval would limit GSK's ability to commercialize the product candidates in any respiratory program partnered with GSK, which could materially and adversely affect our business and financial condition and which may cause the price of our securities to fall.

We may not be successful in our strategic efforts.

        In the future, we may choose to acquire interests in or rights to one or more additional royalty-generating products. However, we may be unable to license or acquire rights to suitable royalty-generating products for a number of reasons. In particular, the licensing and acquisition of pharmaceutical product rights is a competitive area. Several more established companies are also pursuing strategies to license or acquire rights to royalty-generating products. These established companies may have a competitive advantage over us. Other factors that may prevent us from licensing or otherwise acquiring rights to suitable royalty-generating products include the following:

  •
  we may be unable to license or acquire the rights on terms that would allow us to make an appropriate return from the product;

  •
  companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

  •
  we may be unable to identify suitable royalty-generating products.

        If we are unable to acquire or license rights to suitable royalty-generating product candidates, our business may suffer.

        We may become engaged in a review of opportunities to acquire income generating assets, whether royalty-based or otherwise, or to acquire companies that hold royalty or other income generating assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review. Also, we may engage consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions or other processes for the acquisition of income generating assets. We may face significant competition for these acquisitions from other financial investors and enterprises whose cost of capital may be lower than ours. Competition for future asset acquisition opportunities in our markets is competitive and we may be forced to increase the price we pay for such assets or face reduced potential acquisition opportunities. The success of any potential income-generating asset acquisition is based on our ability to make accurate assumptions regarding the valuation, timing and amount of payments, which is highly complex and uncertain. The failure of any potential acquisition to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

We have a significant amount of debt including our term loan, convertible subordinated notes and convertible senior notes that are senior in capital structure and cash flow, respectively, to our common stockholders. Satisfying the obligations relating to our debt could adversely affect the amount or timing of distributions to our stockholders.

        As of December 31, 2018, we had approximately $447.2 million in total debt outstanding, comprised primarily of $241.0 million in principal that remains outstanding under our convertible subordinated notes due 2023 (the "2023 Notes"), $192.5 million in principal outstanding under our convertible senior notes due 2025 (the "2025 Notes") (the 2023 Notes and 2025 Notes hereinafter, the "Notes") and $13.8 million in principal outstanding on our term B loan (the "Term B Loan"). The Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and, under the 2023 Notes, the change of a majority of our Board of Directors without the approval of the Board of Directors. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us.

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

        Satisfying the obligations of this debt could adversely affect the amount or timing of any distributions to our stockholders. We may choose to satisfy, repurchase, or refinance this debt through public or private equity or debt financings if we deem such financings available on favorable terms. If any or all of the Notes are not converted into shares of our common stock before the maturity date, we will have to pay the holders the full aggregate principal amount of the Notes then outstanding. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these obligations, it may result in a default under the indenture, which could result in a default under certain of our other debt instruments, if any. Any such default would harm our business and the price of our securities could fall.

If we lose key management personnel, or if we fail to retain our key employees, our ability to manage our business may be impaired.

        We have a small management team and very few employees. We are highly dependent on principal members of our management team and a small group of key employees to operate our business. None of our employees have employment commitments for any fixed period of time and all may leave our employment at will. If we fail to retain our qualified personnel or to replace them when they leave, our ability to manage our business may be impaired, which may cause the price of our securities to fall.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including financial reporting and accounting and human resources.

        As of December 31, 2018, we had only six employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain of our functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

Our internal computer systems, or third-parties that we work with, may fail or suffer security breaches, which could result in a material disruption of our business.

        Despite the implementation of security measures, our internal computer systems and those of third-parties with whom we work (including our collaborative partner) are vulnerable to damage or disruption from computer viruses, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. In the event we or they were to experience any significant system failure, accident or security breach it could cause interruptions in our operations and adversely affect our business, financial condition and results of operations. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential, or otherwise protected, information and corruption of data.

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

        We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. U.S. generally accepted accounting principles ("GAAP") presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in our incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

As we continue to develop our business, our mix of assets and our sources of income may require that we register with the SEC as an "investment company" in accordance with the Investment Company Act of 1940.

        We have not been and have no current intention to register as an "investment company" under the Investment Company Act of 1940 or the "40 Act", because we believe the nature of our assets and the sources of our income currently exclude us from the definition of an investment company pursuant to Sections (3)(a)(1)(A), (3)(a)(1)(C) under the 40 Act and Rule 270.3a-1 of Title 17 of the Code of Federal Regulations. Accordingly, we are not currently subject to the provisions of the 40 Act, such as compliance with the 40 Act's registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. Generally, to avoid being a company that is an "investment company" under the 40 Act, it must both (a) not be or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, and (b) either (i) not be engaged or propose to engage in the business of investing in securities or own or propose to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis or (ii) not have more than 45% of the value of its total assets (exclusive of government securities and cash items) consist of or more than 45% of its net income after taxes (for the last four fiscal quarters combined) be derived from securities. In addition, we would not be an "investment company" if an exception, exemption, or safe harbor under the 40 Act applies.

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

        Specifically, our mixture of debt versus royalty assets is important to our classification as an "investment company" or not. In this regard, while we currently believe that none of the definitions of "investment company" apply to us, we may in the future rely on an exception under the 40 Act provided by Section 3(c)(5)(A). To qualify for Section 3(c)(5)(A), as interpreted by the staff of the SEC, we would be required to have at least 55% of our total assets in "notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services" (or "Qualifying Assets"). In a no-action letter issued to Royalty Pharma on August 13, 2010, the SEC staff stated that royalty interests are Qualifying Assets under this exception. If the SEC or its staff in the future adopts a contrary interpretation or otherwise restricts the conclusions in the staff's no-action letter such that our royalty interests are no longer Qualifying Assets for purposes of Section 3(c)(5)(A), we could be required to register under the 40 Act.

        The rules and interpretations of the SEC and the courts, relating to the definition of "investment company" are highly complex in numerous respects. While we currently intend to conduct our operations so that we will not be deemed an investment company, we can give no assurances that we will not determine it to be in the Company's and our stockholders' interest to register as an "investment company," not be deemed an "investment company" and not be required to register under the 40 Act.

Prolonged economic uncertainties or downturns, as well as unstable market, credit and financial conditions, may exacerbate certain risks affecting our business and have serious adverse consequences on our business.

        The global economic downturn and market instability has made the business climate more volatile and more costly. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a lingering economic downturn or significant increase in our expenses could require additional financing at less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans.

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

        In addition, we rely on third parties for several important aspects of our business. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third-party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

        We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with applicable regulations, provide accurate information to regulatory authorities, comply with federal and state fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, the health care industry is subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

        All of our current and projected revenues are derived from products under the GSK Agreements. Any action or inaction by either GSK or us that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between the parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for our partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In addition, while we obtained GSK's consent to the Spin-Off as structured, GSK could decide to challenge various aspects of our post-Spin-Off operation of TRC, the limited liability company jointly owned by us and Theravance Biopharma, as violating or allowing it to terminate the GSK Agreements. Although we believe our operation of TRC fully complies with the GSK Agreements and applicable law, there can be no assurance that we would prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any market or investor uncertainty about the respiratory programs partnered with GSK or the enforceability of the GSK Agreements could result in significant reduction in the market price of our securities and in other material harm to our business.

Because GSK is a strategic partner as well as a significant stockholder, it may take actions that in certain cases are materially harmful to our business or to our other stockholders.

        Although GSK beneficially owns approximately 31.7% of our outstanding common stock as of December 31, 2018, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from our interests and those of our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Innoviva respiratory products or a partnered product for which we are entitled to receive a lower percentage of royalties, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK's approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments which GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us in order to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in our best interest or the best interest of our other stockholders. In addition, following the FDA regulatory approval of TRELEGY® ELLIPTA® in September 2017, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements has had the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK's commercialization efforts following this regulatory approval have been guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK's commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements have had the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements, which may be harmful to both our business and our stockholders.

        Following the FDA approval of TRELEGY® ELLIPTA® in September 2017, GSK's diligent efforts obligations as to commercialization matters under the GSK Agreements have had the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. As such, GSK may prioritize TRELEGY® ELLIPTA®, and if GSK and the respiratory market in general view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, this may be harmful to our business, operations and stock price. If GSK prioritizes TRELEGY® ELLIPTA®, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the commercialization of our partnered products or chooses to reprioritize its commercial programs, our businesses, operations and stock price would be negatively affected.

GSK has also indicated to us that it believes its consent may be required before we can engage in certain royalty monetization transactions with third parties, which may inhibit our ability to engage in these transactions.

        In the course of our discussions with GSK concerning the Spin-Off of Theravance Biopharma, GSK indicated to us that it believes that its consent may be required before we can engage in certain transactions designed to monetize the future value of royalties that may be payable to us from GSK under the GSK Agreements. GSK has informed us that it believes that there may be certain covenants included in these types of transactions that might violate certain provisions of the GSK Agreements. Although we believe that we can structure royalty monetization transactions in a manner that fully complies with the requirements of the GSK Agreements without GSK's consent, a third party in a proposed monetization transaction may nonetheless insist that we obtain GSK's consent for the transaction or restructure the transaction on less favorable terms. We have obtained GSK's agreement that (i) we may grant certain pre-agreed covenants in connection with monetization of our interests in RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy and portions of our interests in TRC, and (ii) it will not unreasonably withhold its consent to our requests to grant other covenants, provided among other conditions, that in each case, the covenants are not granted in favor of a pharmaceutical or biotechnology company with a product either being developed or commercialized for the treatment of respiratory disease. If we seek GSK's consent to grant covenants other than pre-agreed covenants, we may not be able to obtain GSK's consent on reasonable terms, or at all. If we proceed with a royalty monetization transaction that is not otherwise covered by the GSK Agreement without GSK's consent, GSK could request that its consent be obtained or seek to enjoin or otherwise challenge the transaction as violating or allowing it to terminate the GSK Agreements. Regardless of the merit of any claims by GSK, we would incur significant cost and diversion of resources in defending against GSK's claims or asserting our own claims and GSK may seek concessions from us in order to provide its consent. Any uncertainty about whether or when we could engage in a royalty monetization transaction, the potential impact on the enforceability of the GSK Agreements or the loss of potential royalties from the respiratory programs partnered with GSK, could impair our ability to pursue a return of capital strategy for our stockholders ahead of our receipt of significant royalties from GSK, result in significant reduction in the market price of our securities and cause other material harm to our business.

GSK's ownership of a significant percentage of our stock and its ability to acquire additional shares of our stock may create conflicts of interest, and may inhibit our management's ability to continue to operate our business in the manner in which it is currently being operated.

        As of December 31, 2018, GSK beneficially owned approximately 31.7% of our outstanding common stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our common stock owned by it terminated upon the expiration of the governance agreement in September 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK's significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

        As of December 31, 2018, GSK beneficially owned approximately 31.7% of our outstanding common stock. As a result of GSK's significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

        Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which are necessary to build name and brand recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trademarks or trade names similar to ours, thereby impeding our ability to build name and brand identity and possibly leading to market confusion. In addition, there could be potential trademark or trade name infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. There is also a risk that if there is confusion in the marketplace, the reputation, performance and/or actions of such third parties may negatively impact our stock price and our business. We therefore adopted a new brand, Innoviva, in January 2016. Over the long term, if we are unable to establish name and brand recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. If we fail to promote and maintain our brand successfully, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business may be harmed.

Failure to comply with the U.S. Foreign Corrupt Practices Act, or "FCPA", as well as the anti-bribery laws of the nations in which we conduct business, could subject us to penalties and other adverse consequences.

        We are subject to the FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls. In addition, we are subject to the anti-bribery laws of other jurisdictions in which we conduct business. Our employees or other agents may engage in prohibited conduct without our knowledge under our policies and procedures and the FCPA and other anti-bribery laws that we may be subject to for which we may be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

        The price of our securities has been volatile and may continue to be so. Between January 1, 2018 and December 31, 2018, the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market varied between $13.26 and $18.60 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies' operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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

  •
  any adverse developments or results or perceived adverse developments or results with respect to the ongoing development of FF/VI with GSK, including, without limitation, any difficulties or delays encountered with the regulatory path for FF/VI or any indication from clinical or non-clinical studies, including the large Phase 3b program, that FF/VI is not safe or efficacious or does not sufficiently differentiate itself from alternative therapies;

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

  •
  GSK reprioritizing its development or commercial efforts on other products, including TRELEGY® ELLIPTA® or products owned by GSK (such as Advair®) but that are not partnered with us;

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

  •
  relative illiquidity in the public market for our common stock (our four largest stockholders other than GSK collectively owned approximately 26.9% of our outstanding common stock as of December 31, 2018 based on our review of publicly available filings); and

  •
  potential sales or purchases of our common stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders.

        In recent years, we have focused on returning capital to stockholders and paid quarterly dividends during the third and fourth quarters of 2014 and during the first three quarters of 2015. From October 2015 through December 31, 2017, we repurchased an aggregate of 17,307,790 shares of our common stock for a total of $201.2 million. The payment of, or continuation of, capital returns to stockholders is at the discretion of our Board of Directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of capital returns, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors. Future capital returns may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and our working capital and debt maintenance requirements; legal risks; stock or debt repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our capital return programs may change from time to time, and we cannot provide assurance that we will continue to provide any particular amounts. Our announcement of future capital return programs does not obligate us to repurchase any specific dollar amount of debt or equity or number of shares of common stock. A reduction, suspension or change in our capital return programs could have a negative effect on our stock price.

Concentration of ownership will limit your ability to influence corporate matters.

        As of December 31, 2018, GSK beneficially owned approximately 31.7% of our outstanding common stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 4.6% of our outstanding common stock. Based on our review of publicly available filings as of December 31, 2018, our three largest stockholders other than GSK and investors affiliated with our executive officers and directors collectively owned approximately 22.4% of our outstanding common stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters consist of a lease of 8,427 square feet of office space in Brisbane, California, which expires in June 2023. We have initiated the process of optimizing our headquarters space, which could include subleasing. We do not own or lease any other properties.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock was traded on Nasdaq under the symbol "THRX" from October 5, 2004 until January 8, 2016. Upon changing our corporate name to Innoviva, Inc. on January 7, 2016, we changed the stock ticker symbol to "INVA" effective January 11, 2016.

Holders

        As of February 11, 2019, there were 79 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

        There were no purchases made by the Company of its own equity securities for the year ended December 31, 2018.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2013 and ending on December 31, 2018, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the Nasdaq S&P Small Cap 600 Pharma Index and (iii) the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 31, 2013 in each of (1) our common stock, (2) the Nasdaq Composite Index, (3) the Nasdaq S&P Small Cap 600 Pharma Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

        Among Innoviva, Inc. the Nasdaq Composite Index, Nasdaq Biotechnology Index, and Nasdaq S&P Small Cap 600 Pharma Index

*
$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends. The performance chart for Innoviva is adjusted for the June 2014 Spin-Off, in which each of our stockholders received one ordinary share of Theravance Biopharma, Inc. for every 3.5 shares of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated summary financial data below should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual

Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Net revenue	$261,004	$217,217	$133,569	$53,949	$8,433
Total operating expenses	22,753	33,613	24,581	22,369	42,362

Income (loss) from operations	238,251	183,604	108,988	31,580	(33,929)
Interest and other income (expense), net	(4,042)	(5,727)	3,059	1,443	(2,711)
Interest expense	(23,954)	(43,601)	(52,416)	(51,803)	(36,892)

Income (loss) from continuing operations before income taxes	210,255	134,276	59,631	(18,780)	(73,532)
Income tax benefit (expense), net(1)	196,073	(4)	(95)	20	2

Net income from continuing operations	406,328	134,272	59,536	(18,760)	(73,530)
Loss from discontinued operations(2)	—	—	—	—	(94,934)

Net income (loss)	406,328	134,272	59,536	(18,760)	(168,464)
Net income attributable to noncontrolling interest	11,272	129	—	—	—

Net income (loss) attributable to Innoviva stockholders	$395,056	$134,143	$59,536	$(18,760)	$(168,464)

Basic net income (loss) per share attributable to Innoviva stockholders
Continuing operations	$3.92	$1.25	$0.54	$(0.16)	$(0.66)
Discontinued operations	—	—	—	—	(0.84)

Basic net income (loss) per share	$3.92	$1.25	$0.54	$(0.16)	$(1.50)

Diluted net income (loss) per share attributable to Innoviva stockholders:
Continuing operations	$3.53	$1.17	$0.53	$(0.16)	$(0.66)
Discontinued operations	—	—	—	—	(0.84)

Diluted net income (loss) per share	$3.53	$1.17	$0.53	$(0.16)	$(1.50)

Shares used to compute basic net income (loss) per share attributable to Innoviva stockholders	100,849	106,945	110,280	115,372	112,059
Shares used to compute diluted net income (loss) per share attributable to Innoviva stockholders	113,408	119,866	123,233	115,372	112,059
Cash dividends declared per common share	$—	$—	$—	$0.75	$0.50

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA
Cash, cash equivalents and marketable securities	$114,908	$129,075	$150,433	$187,283	$283,354
Working capital	193,343	165,627	177,997	200,834	238,426
Total assets	548,193	367,337	378,996	408,932	521,654
Long-term liabilities	383,441	575,302	711,938	738,086	731,247
Accumulated deficit	(1,103,692)	(1,498,748)	(1,632,891)	(1,692,427)	(1,673,667)
Total Innoviva stockholders' equity (deficit)	153,583	(242,859)	(352,991)	(342,645)	(223,349)

(1)
In the year ended December 31, 2018, we recorded an income tax benefit of $196.1 million primarily due to the release of a valuation allowance on our deferred tax assets.

(2)
On June 1, 2014, we spun off our research and drug development operations to Theravance Biopharma. The results of operations for the former research and drug development operations until June 1, 2014 are included above as part of discontinued operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis ("MD&A") is intended to facilitate an understanding of our business and results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, our operating expenses, and future payments under our collaboration agreements, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section entitled "Risk Factors" in Item 1A of Part I above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See the section entitled "Special Note Regarding Forward Looking Statements" above for more information.

Management Overview

        Innoviva, Inc. ("Innoviva", the "Company", the "Registrant" or "we" and other similar pronouns) is focused on royalty management. Innoviva's portfolio includes the respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI"), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI") and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the "GSK Agreements"), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

        Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, and providing for certain essential reporting and management functions of a public company. As of December 31, 2018, we had six employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Financial Highlights

        In the year ended December 31, 2018, the net income attributable to Innoviva stockholders was $395.1 million, an improvement of $261.0 million from net income of $134.1 million in the year ended December 31, 2017, primarily due to an income tax benefit of $196.1 million, an increase in net royalty revenue, reduction in operating expenses and a decrease in interest expense. Cash, cash equivalents, and marketable securities totaled $114.9 million as of December 31, 2018, a decrease of $14.2 million from December 31, 2017. The decrease was primarily due to the principal repayments of $230.0 million on our Term B Loan. These outflows were partially offset by cash provided by operating activities of $223.5 million.

Collaborative Arrangements with GSK

LABA Collaboration

        In November 2002, we entered into LABA collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma (the "LABA Collaboration Agreement"). For the treatment of COPD, the collaboration has developed three combination products:

  •
  RELVAR®/BREO® ELLIPTA® ("FF/VI") (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid ("ICS"), fluticasone furoate ("FF"),

  •
  ANORO® ELLIPTA® ("UMEC/VI"), a once-daily medicine combining a long-acting muscarinic antagonist ("LAMA"), umeclidinium bromide ("UMEC"), with a LABA, VI, and

  •
  TRELEGY® ELLIPTA® (the combination FF/UMEC/VI), a once-daily combination medicine consisting of an ICS, LAMA and LABA.

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

        We are also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC in connection with the Spin-off including TRELEGY® ELLIPTA®, which royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

        In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the "Additional MABAs"). The development program was funded in full by GSK. GSK is in the process of determining the next steps for the program. As a result of the transactions effected by the Spin-Off, we are only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of products that may be developed under the Strategic Alliance Agreement, such as MABA, and MABA/FF, while Theravance Biopharma receives 85% of those same payments.

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

Income Taxes

        We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Through September 30, 2018, we maintained a full valuation allowance on our deferred tax assets.

        In the fourth quarter of 2018, we recorded an income tax benefit of approximately $196.1 million related to the reversal of a valuation allowance on our deferred tax assets. This non-cash income tax benefit is non-recurring and relates primarily to $0.8 billion of U.S. federal net operating losses, and certain federal R&D credits which are expected to be utilized in the future. We expect to recognize income tax expense in 2019 and future periods, primarily based on the 21% federal tax rate, but we do not expect to use cash to pay U.S. federal or California income taxes until after we utilize the available deferred tax assets.

        The valuation allowance was released on the majority of our deferred tax assets based on our assessment of our historical trend of taxable income in recent years and our projection of future taxable income. The recognition and measurement of income tax benefits requires significant judgment. Our judgment might change as new information becomes available. We will continue to evaluate our deferred tax assets each reporting period to determine whether adjustments to our valuation allowance are required. Deferred tax assets will be recognized based on the consideration of all available positive and negative evidence, including the differences between our anticipated and actual future operating results, using a "more likely than not" standard.

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

        Under the GSK Agreements, we recognized net revenue of $261.0 million, $217.2 million and $133.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Capitalized Fees paid to a Related Party

        We capitalize fees paid to licensors related to agreements for approved products or commercialized products ("Capitalized Fees"). Our gross Capitalized Fees of $220.0 million as of December 31, 2018 consist of registrational and launch-related milestone fees paid to GSK. We capitalized these fees as capitalized fees paid to a related party and amortize these Capitalized Fees on a straight-line basis over their estimated useful lives upon the commercial launch of the products. The estimated useful lives of these Capitalized Fees are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the agreement is terminated earlier. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these Capitalized Fees is recognized as a reduction of royalty revenue. Amortization expense for each of the years ended December 31, 2018, 2017 and 2016 was $13.8 million. The remaining estimated amortization expense is $13.8 million for each of the years from 2019 to 2023 and $83.9 million thereafter.

        We review our Capitalized Fees for impairment on a product-by-product basis for each major geographic area when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of Capitalized Fees is measured by comparing the asset's carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We derive the required cash flow estimates from near-term forecasted product sales and long-term projected sales in the corresponding market. Based upon our analyses, no impairment charges have been recorded on the Capitalized Fees as of December 31, 2018.

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

Accounting for Convertible Senior Notes Due 2025

        On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes. Due to our ability to settle the conversion obligation of the 2025 Notes in cash, common stock or a combination of cash and common stock, at our option, we separately account for the liability and equity components of the 2025 Notes by allocating the proceeds between the liability component and the embedded conversion option ("equity component"). The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using the income approach. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The equity component of the 2025 Notes of $67.3 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2025 Notes and the fair value of the liability of the 2025 Notes on the date of issuance. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Results of Operations

Net Revenue

        Total net revenue, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2018			2017
(In thousands)	2018	2017	2016	$	%		$	%
Royalties from a related party—RELVAR/BREO	$220,162	$198,726	$128,638	$21,436	11%		$70,088	54%
Royalties from a related party—ANORO	41,286	29,036	17,869	12,250	42		11,167	62
Royalties from a related party—TRELEGY	13,379	179	—	13,200		*	179	*

Total royalties from a related party	274,827	227,941	146,507	46,886	21		81,434	56
Less: amortization of capitalized fees paid to a related party	(13,823)	(13,823)	(13,823)	—	—		—	—

Royalty revenue	261,004	214,118	132,684	46,886	22		81,434	61
Strategic alliance—MABA program license	—	3,099	885	(3,099)		*	2,214	250

Total net revenue from GSK	$261,004	$217,217	$133,569	$43,787	20%		$83,648	63%

*
Not Meaningful

        Total net revenue increased for the year ended December 31, 2018, compared to the year ended December 31, 2017 and the year ended December 31, 2016, primarily due to continuing growth in prescriptions and market share for both RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, and initiation of sales by GSK of TRELEGY® ELLIPTA® in the fourth quarter of 2017. In the fourth quarter of 2017, due to the completion of Innoviva's performance obligations under the MABA program, we revised the performance period, which was previously estimated to end in June 2020. The change in this estimate resulted in full recognition of the remaining deferred revenue balance.

        The revenue growth during the years ended December 31, 2018 and 2017 may not be indicative of our future revenue growth, if any.

Research & Development

        Research & Development ("R&D") expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2018			2017
(In thousands)	2018	2017	2016	$	%		$	%
Research and development expenses	$—	$1,355	$1,393	$(1,355)		*	$(38)	(3)%

*
Not Meaningful

        We did not incur R&D expenses during the year ended December 31, 2018.

        R&D expenses for the years ended December 31, 2017 and 2016 related to the late-stage partnered respiratory assets with GSK.

General & Administrative

        General and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2018		2017
(In thousands)	2018	2017	2016	$	%	$	%
General and administrative expenses	$20,053	$32,258	$23,188	$(12,205)	(38)%	$9,070	39%
General and administrative expenses-related party	2,700	—	—	2,700	—	—	—

        General and administrative expenses for the year ended December 31, 2018 were $20.1 million compared with $32.3 million in the year ended December 31, 2017, a decrease of $12.2 million. The amount for the year ended December 31, 2017 included $8.1 million of net proxy contest and associated litigation costs. General and administrative expenses for the year ended December 31, 2018 included $5.7 million cash severance costs in connection with certain members of senior management's separation from the Company and payment of $2.7 million to Sarissa pursuant to a settlement agreement in February 2018. The rest of the decrease in general and administrative expenses in the year ended December 31, 2018 is mainly attributable to lower personnel-related expenses, including net reversal of stock-based compensation expenses, as a result of lower headcount.

        General and administrative expenses increased in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to net proxy contest and associated litigation costs of $8.1 million.

Other Income (Expense), net and Interest Income

        Other income (expense), net and interest income, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2017			2016
(In thousands)	2018	2017	2016	$	%		$	%
Other income (expense), net	$(5,702)	$(7,038)	$2,477	$1,336		*	$(9,515)		*
Interest income	1,660	1,311	582	349	27%		729	125%

*
Not Meaningful

        Other expense, net for the year ended December 31, 2018, mainly consists of the loss on the extinguishment of debt of $5.7 million in relation to the prepayments of our Term B Loan. Other expense, net for the year ended December 31, 2017, primarily pertains to the loss on the extinguishment of debt of $7.3 million in relation to our redemptions of non-recourse notes due 2029 (the "2029 Notes"). Other income, net for the year ended December 31, 2016 primarily pertains to a realized gain of $2.3 million from the repurchases of our 2023 Notes during the year ended December 31, 2016.

        Interest income increased in the year ended December 31, 2018 compared to the year ended December 31, 2017, and the year ended December 31, 2016, primarily due to higher interest generated from our investments in marketable securities.

Interest Expense

        Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2017		2016
(In thousands)	2018	2017	2016	$	%	$	%
Interest expense	$23,954	$43,601	$52,416	$(19,647)	(45)%	$(8,815)	(17)%

        Interest expense decreased for the year ended December 31, 2018, compared to the prior year primarily due to the lower average outstanding debt balance resulting from $230.0 million in prepayments on our Term B Loan in 2018.

        Interest expense decreased in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to redemption of our 2029 Notes using the net proceeds from the Term B Loan and 2025 Notes, the lower interest rates starting August 2017 under the Term B Loan and 2025 Notes compared to the interest rates of the 2029 Notes, and lower principal balance resulting from repurchase of our 2023 Notes.

Income Taxes

        Income tax benefit (expense), net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2017			2016
(In thousands)	2018	2017	2016	$	%		$	%
Income tax benefit (expense), net	$196,073	$(4)	$(95)	$196,077		*	$91		*

*
Not Meaningful

        As of December 31, 2018, 2017 and 2016, we had net operating loss carryforwards for federal income taxes of $0.8 billion, $1.0 billion and $1.1 billion, respectively. As of December 31, 2018, 2017 and 2016, we had federal research and development tax credit carryforwards of $44.8 million, $45.2 million, and $45.2 million, respectively.

        For the year ended December 31, 2018, we evaluated whether it was more likely than not that some portion or all deferred tax assets will be realized in the future based on all available positive and negative evidence, including but not limited to our historical operating results and our expectation of future profitability, and concluded that we will be able to realize approximately $190.2 million and $5.9 million benefits of the U.S. federal and state deferred tax assets in the future, respectively. Accordingly, we released our valuation allowance on these deferred tax assets as of December 31, 2018. See Note 9, Income Taxes in our audited financial statements for additional information. For the years ended December 31, 2017 and 2016, we recorded a valuation allowance to offset in full the benefit related to our deferred tax assets because realization of these benefits was uncertain.

        We had unrecognized tax benefits of $15.4 million as of December 31, 2018. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate, were $8.0 million as of December 31, 2018. Our total unrecognized tax benefits as of December 31, 2017 and 2016 were $15.5 million.

        Utilization of net operating loss and tax credit carryforwards is subject to rules, provided by the Internal Revenue Code and similar state provisions, governing annual limitations tied to ownership changes. In addition, as a result of the passage of the Tax Cuts and Jobs Act, corporate tax rates in the United States decreased in 2018, which resulted in the remeasurement of our deferred tax assets at the new statutory rate and a reduction in the value of our deferred tax assets in 2017. We conducted an analysis through September 30, 2018 to determine whether an ownership change had occurred since inception. The analysis indicated that two ownership changes occurred in prior years. However, notwithstanding the applicable annual limitations, we estimate that no portion of the net operating loss or credit carryforwards will expire before becoming available to reduce federal and state income tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Net Income Attributable to Noncontrolling Interest

        Net income attributable to noncontrolling interest, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2017			2016
(In thousands)	2018	2017	2016	$	%		$	%
Net income attributable to noncontrolling interest	$11,272	$129	$—	$11,143		*	$129		*

*
Not Meaningful

        This represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the years ended December 31, 2018 and 2017. The increase was primarily due to the increase in the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

        Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the year ended December 31, 2018, we generated gross royalty revenues from GSK of

$274.8 million. Net cash and cash equivalents, short-term investments and marketable securities totaled $114.9 million, and royalties receivable from GSK totaled $83.3 million, as of December 31, 2018.

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

        On August 18, 2017, we entered into a Credit Agreement and completed a financing of the $250.0 million Term B Loan, the proceeds of which were used to repay the remaining balance of the 2029 Notes. The Term B Loan will mature on August 18, 2022. Two and a half percent (2.5%) of the initial principal amount was originally due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The Credit Agreement also provides us the ability to request one or more additional tranches of term loans (or increase an existing term loan) at any time prior to maturity. In December 2017, February 2018 and August 2018, we repaid the principal balance of the Term B Loan by $6.3 million, $120.0 million and $110.0 million, respectively. The outstanding principal balance of the Term B Loan as of December 31, 2018 was $13.8 million.

Adequacy of Cash Resources to Meet Future Needs

        We believe that cash from projected future royalty revenues and our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated debt service and operating needs for at least the next 12 months based upon current operating plans and financial forecasts. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, from time to time we may restructure or reduce our debt, including through tender offers, redemptions, amendments, repurchases or otherwise, all consistent with the terms of our debt agreements.

Cash Flows

        Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2018	2017	2016	2017	2016
Net cash provided by operating activities	$223,531	$141,749	$60,984	$81,782	$80,765
Net cash provided by (used in) investing activities	3,519	(23,236)	(4,580)	26,755	(18,656)
Net cash used in financing activities	(237,969)	(163,193)	(97,568)	(74,776)	(65,625)

Cash Flows from Operating Activities

        Cash provided by operating activities for the year ended December 31, 2018 was $223.5 million, consisting primarily of our net income of $406.3 million, adjusted for non-cash items such as $196.1 million of deferred income taxes, $13.9 million of depreciation and amortization, $7.7 million amortization of debt discount and issuance costs, $5.7 million of loss on debt extinguishment and $3.2 million of stock-based compensation expense, partially offset by an increase in receivables from collaborative arrangements of $12.7 million.

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

Cash Flows from Investing Activities

        Net cash flows from investing activities for the year ended December 31, 2018 of $3.5 million was primarily due to $75.4 million of proceeds received from maturities of marketable securities, partially offset by $71.9 million in purchases of marketable securities.

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

Cash Flows from Financing Activities

        Net cash used in financing activities for the year ended December 31, 2018 of $238.0 million was primarily due to $230.0 million in prepayments on our Term B Loan, $6.0 million distributions to noncontrolling interest and $3.1 million payments for the repurchase of shares to satisfy tax withholding.

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

Off-Balance Sheet Arrangements

        In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2018, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $9.3 million. The carrying value of this lease guarantee was $0.5 million as of December 31, 2018 and is reflected in other long-term liabilities in our consolidated balance sheet.

Commitments and Contingencies

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters. As such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of December 31, 2018.

Contractual Obligations and Commercial Commitments

        In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of December 31, 2018.

		Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
2023 Notes	$264,028	$5,121	$10,242	$248,665	$—
2025 Notes	226,188	4,813	9,625	9,625	202,125
Term B Loan*	13,750	—	—	13,750	—
Facility lease	1,889	403	844	642	—

Total	$505,855	$10,337	$20,711	$272,682	$202,125

*
The Term B Loan balances reflect the principal repayment obligations and do not include the interest payments as the loan bears interest at a varying rate of three-month LIBOR plus a 4.5% margin.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We are exposed to interest rate risk related to our portfolio of investments in debt securities and the debt that we have issued. We account for our investments in debt securities at fair value, with unrealized gains or losses recorded as a component of other comprehensive income. We believe that our exposure to interest rate risk on our investment portfolio is not material as the average remaining maturity of our investment portfolio was three months as of December 31, 2018.

        Our debt portfolio includes the senior secured term loans under the Term B Loan which bear interest at a variable rate based on LIBOR plus 4.5% or a certain alternate base rate plus 3.5%. We are exposed to market risks related to fluctuations in interest rates on these loans. As of December 31, 2018, the stated interest rate for the Term B Loan, based on LIBOR, was 7.15%. However, the outstanding principal balance of the Term B Loan has been significantly reduced from $243.8 million as of December 31, 2017 to $13.8 million as of December 31, 2018. An increase in the LIBOR of 50 basis points would not materially impact our annual interest expense based on the outstanding balance of $13.8 million as of December 31, 2018.

        We account for our 2023 Notes and 2025 Notes on an amortized cost basis and our recognized value of the debt does not reflect changes in fair value. Also, because our 2023 Notes and 2025 Notes bear interest at a fixed rate, our cash flows are not subject to variability as a result of changes in interest rates. However, we do disclose the estimated fair value of our debt and we are exposed to changes in fair value that may occur as a result of interest rate fluctuations. As of December 31, 2018, based on available pricing information, the fair values of our 2023 Notes and 2025 Notes were estimated to be $258.9 million and $230.7 million, respectively. The 2023 Notes and 2025 Notes bear interest at a fixed rate of 2.125% and 2.5%, respectively. Information about the contractual maturities of our debt is disclosed in the table within the Contractual Obligations and Commercial Commitments section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$62,417	$73,336
Short-term marketable securities	52,491	55,739
Related party receivables from collaborative arrangements	83,286	70,540
Prepaid expenses and other current assets	849	754

Total current assets	199,043	200,369
Property and equipment, net	160	209
Capitalized fees paid to a related party, net	152,899	166,722
Deferred tax assets	196,054	—
Other assets	37	37

Total assets	$548,193	$367,337

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$11	$601
Accrued personnel-related expenses	470	1,721
Accrued interest payable	4,264	5,920
Other accrued liabilities	955	1,500
Current portion of long-term debt	—	25,000

Total current liabilities	5,700	34,742
Long-term debt, net of current portion, discount and issuance costs	382,855	574,362
Other long-term liabilities	586	940
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,098 issued and outstanding as of December 31, 2018 and 102,046 shares issued as of December 31, 2017	1,011	1,019
Treasury stock: 150 shares as of December 31, 2017	—	(3,263)
Additional paid-in capital	1,256,267	1,258,151
Accumulated other comprehensive loss	(3)	(18)
Accumulated deficit	(1,103,692)	(1,498,748)

Total Innoviva stockholders' equity (deficit)	153,583	(242,859)
Noncontrolling interest	5,469	152

Total stockholders' equity (deficit)	159,052	(242,707)

Total liabilities and stockholders' equity (deficit)	$548,193	$367,337

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $13,823 in the years ended December 31, 2018, 2017, and 2016, respectively	$261,004	$214,118	$132,684
Revenue from collaborative arrangements from a related party	—	3,099	885

Total net revenue	261,004	217,217	133,569

Operating expenses:
Research and development	—	1,355	1,393
General and administrative	20,053	32,258	23,188
General and administrative—related party	2,700	—	—

Total operating expenses	22,753	33,613	24,581

Income from operations	238,251	183,604	108,988
Other income (expense), net	(5,702)	(7,038)	2,477
Interest income	1,660	1,311	582
Interest expense	(23,954)	(43,601)	(52,416)

Income before income taxes	210,255	134,276	59,631
Income tax benefit (expense), net	196,073	(4)	(95)

Net income	406,328	134,272	59,536
Net income attributable to noncontrolling interest	11,272	129	—

Net income attributable to Innoviva stockholders	$395,056	$134,143	$59,536

Basic net income per share attributable to Innoviva stockholders	$3.92	$1.25	$0.54

Diluted net income per share attributable to Innoviva stockholders	$3.53	$1.17	$0.53

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	100,849	106,945	110,280

Shares used to compute diluted net income per share	113,408	119,866	123,233

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$406,328	$134,272	$59,536
Unrealized income (loss) on marketable securities, net	15	(19)	3

Comprehensive income	406,343	134,253	59,539
Comprehensive income attributable to noncontrolling interest	11,272	129	—

Comprehensive income attributable to Innoviva stockholders	$395,071	$134,124	$59,539

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Innoviva Stockholders' Equity (Deficit)
	Common Stock					Treasury Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit			Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance as of December 31, 2015	114,933	$1,149	$1,351,898	$(2)	$(1,692,427)	(150)	$(3,263)	$—	$(342,645)
Exercise of stock options, and issuance of common stock units and stock awards	853	8	(674)	—	—	—	—	—	(666)
Partial termination of capped call options associated with repurchases of convertible notes due 2023	—	—	578	—	—	—	—	—	578
Stock-based compensation	—	—	8,297	—	—	—	—	—	8,297
Repurchase of common stock	(7,201)	(72)	(78,022)	—	—	—	—	—	(78,094)
Net income	—	—	—	—	59,536	—	—	—	59,536
Other comprehensive income	—	—	—	3	—	—	—	—	3

Balance as of December 31, 2016	108,585	1,085	1,282,077	1	(1,632,891)	(150)	(3,263)	—	(352,991)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	23	23
Exercise of stock options, and issuance of common stock units and stock awards	891	9	(1,702)	—	—	—	—	—	(1,693)
Stock-based compensation	—	—	9,833	—	—	—	—	—	9,833
Cash dividend forfeited	—	—	7	—	—	—	—	—	7
Repurchase of common stock	(7,430)	(75)	(97,425)	—	—	—	—	—	(97,500)
Equity component of Covertible Senior Notes due 2025, net of issuance costs	—	—	65,361	—	—	—	—	—	65,361
Net income	—	—	—	—	134,143	—	—	129	134,272
Other comprehensive loss	—	—	—	(19)	—	—	—	—	(19)

Balance as of December 31, 2017	102,046	1,019	1,258,151	(18)	(1,498,748)	(150)	(3,263)	152	(242,707)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,955)	(5,955)
Exercise of stock options, and issuance of common stock units and stock awards	(798)	(8)	(1,926)	—	—	—	—	—	(1,934)
Stock-based compensation	—	—	3,233	—	—	—	—	—	3,233
Cash dividend forfeited	—	—	72	—	—	—	—	—	72
Retirement of treasury stock	(150)	—	(3,263)	—	—	150	3,263	—	—
Net income	—	—	—	—	395,056	—	—	11,272	406,328
Other comprehensive income	—	—	—	15	—	—	—	—	15

Balance as of December 31, 2018	101,098	$1,011	$1,256,267	$(3)	$(1,103,692)	—	$—	$5,469	$159,052

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$406,328	$134,272	$59,536
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(196,054)	—	—
Depreciation and amortization	13,872	13,982	13,954
Stock-based compensation	3,233	9,833	8,297
Amortization of debt discount and issuance costs	7,748	5,116	2,847
Loss (gain) on extinguishment of debt	5,745	7,256	(2,342)
Amortization of discount on short-term investments	(256)	(105)	(9)
Amortization of lease guarantee	(325)	(325)	(190)
Interest added to the principal balance of non-recourse notes due 2029	—	—	855
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(12,746)	(23,693)	(20,619)
Prepaid expenses and other current assets	(95)	12	48
Other assets	—	—	(19)
Accounts payable	(590)	473	(690)
Accrued personnel-related expenses and other accrued liabilities	(1,677)	(81)	276
Accrued interest payable	(1,656)	(1,908)	(83)
Other long-term liabilities	4	16	8
Deferred revenue	—	(3,099)	(885)

Net cash provided by operating activities	223,531	141,749	60,984

Cash flows from investing activities
Maturities of marketable securities	75,375	44,387	88,422
Purchases of marketable securities	(71,856)	(67,623)	(95,719)
Sales of marketable securities	—	—	2,995
Purchases of property and equipment	—	—	(278)

Net cash provided by (used in) investing activities	3,519	(23,236)	(4,580)

Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(3,073)	(2,128)	(1,079)
Payments of principal on senior secured term loans	(230,000)	(6,250)	—
Payments of cash dividends to stockholders	(80)	(281)	(960)
Proceeds from issuances of common stock, net	1,139	435	385
Proceeds from issuance of convertible senior notes due 2025	—	192,500	—
Proceeds from senior secured term loans	—	250,000	—
Payments of debt issuance costs and debt discount	—	(12,803)	—
Payments of principal on non-recourse notes due 2029	—	(487,189)	(6,828)
Repurchase of common stock	—	(97,500)	(78,094)
Repurchase of convertible subordinated notes due 2023	—	—	(11,570)
Proceeds from capped-call options	—	—	578
Contributions from (distributions to) noncontrolling interest	(5,955)	23	—

Net cash used in financing activities	(237,969)	(163,193)	(97,568)

Net decrease in cash and cash equivalents	(10,919)	(44,680)	(41,164)
Cash and cash equivalents at beginning of period	73,336	118,016	159,180

Cash and cash equivalents at end of period	$62,417	$73,336	$118,016

Supplemental disclosure of cash flow information
Cash paid for interest	$17,861	$40,353	$48,797

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

        Innoviva is focused on royalty management. Innoviva's portfolio includes the respiratory assets partnered with Glaxo Group Limited ("GSK"), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, "FF/VI"), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, "UMEC/VI") and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist ("LABA") Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC ("TRC"), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the "GSK Agreements"), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Innoviva and its wholly-owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For the consolidated variable interest entity, the Company records net income attributable to noncontrolling interest on its consolidated statements of operations equal to the percentage of ownership interest retained in such entity by the respective noncontrolling party.

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

Variable Interest Entity

        We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities ("VIE"), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity in our financial statements. We consolidate the financial results of TRC, which we have determined to be a VIE, because we have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from, TRC. As of December 31, 2018 and 2017, $6.4 million and $0.2 million, respectively, of the related-party receivables from collaborative arrangements were attributable to TRC. The primary source of revenue for TRC is the royalties generated from the net sales of TRELEGY® ELLIPTA® by GSK. Total revenue for TRC related to TRELEGY® ELLIPTA® for the years ended December 31, 2018 and 2017 was $13.4 million and $0.2 million, respectively.

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

        Financial instruments include cash equivalents, marketable securities, receivables from collaborative arrangements, accounts payable, and accrued liabilities. Cash equivalents and marketable securities are carried at estimated fair value. The carrying values of receivables from collaborative arrangements, accounts payable, and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments.

Property and Equipment

        Property and equipment as of December 31, 2018 and 2017, which consisted of equipment, computer equipment, software, office furniture and fixtures, amounted to $0.2 million.

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

Collaborative Arrangements and Multiple-Element Arrangements

        Revenue from non-refundable, up-front license or technology access payments under license and collaborative arrangements that are not dependent on any future performance by us is recognized when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of such continuing performance obligation. For our arrangements with GSK, we recognize revenue from non-refundable, upfront fees and development contingent payments in the same manner as the final deliverable, which is ratably over the expected term of our performance of research and development services under the agreements. These upfront or contingent payments received, pending recognition as revenue, are recorded as deferred revenue. We periodically review the estimated performance period of our contracts based on the progress of our programs. The effect of any change made to an estimated performance period and, therefore revenue recognized, would occur on a prospective basis in the period that the change was made.

        The remaining deferred revenue under the GSK Strategic Alliance Agreement was fully recognized during the year ending December 31, 2017 because there was no remaining performance obligation for Innoviva under the MABA program.

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

        The estimated fair value of stock options, RSUs and RSAs is expensed on a ratable or straight-line basis over the expected term of the grant or expected term of the vesting, and the estimated fair value of performance-contingent RSUs and RSAs is expensed using an accelerated method over the term of the award once we have determined that it is probable that performance milestones will be achieved. Compensation expense for RSUs and RSAs that contain performance conditions is based on the grant date fair value of the award. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance milestones being met on a continuous basis. The grant date fair value of the RSUs and RSAs with a market condition is determined using a Monte Carlo valuation model and the compensation expense is recognized over the implied service period.

        Compensation expense for purchases under the ESPP is recognized based on the fair value of the common stock on the date of offering, less the purchase discount percentage provided for in the plan.

Income Taxes

        We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

        The recognition and measurement of tax benefits requires significant judgment. Our judgment might change as new information becomes available. We will continue to evaluate our deferred tax

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets each reporting period to determine whether adjustments to our valuation allowance are required and deferred tax assets will be realized based on the consideration of all available positive and negative evidence, including the differences between our anticipated and actual future operating results, using a "more likely than not" standard.

        We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether the factors underlying the sustainability assertion have changed and whether the amount of the recognized tax benefit is still appropriate.

Comprehensive Income

        Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of changes in unrealized and realized gains and losses on our marketable securities.

Related Parties

        GSK owned 31.7% of our outstanding common stock as of December 31, 2018. Transactions with GSK are described in Note 3, "Collaborative Arrangements."

Recently Issued Accounting Pronouncement Not Yet Adopted

        In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases in the consolidated balance sheets but recognize the impact on the consolidated statement of operations and cash flows in a similar manner under current GAAP. The standard also requires additional qualitative and quantitative disclosures. The standard is effective for us at the beginning January 1, 2019 and requires transition under a modified retrospective method. The most significant impact of the update to us is that we will recognize approximately $1.5 million "right-of-use" asset and lease liability for the operating lease agreement that was not previously included on the balance sheet under the existing lease guidance. We anticipate that our consolidated statement of operations and cash flows will not materially be affected by the adoption of the new standard.

2. NET INCOME PER SHARE

        Basic net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NET INCOME PER SHARE (Continued)

using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the "2023 Notes") using the if-converted method.

        Our 2025 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the years ended December 31, 2018 and 2017.

        The following table shows the computation of basic and diluted net income per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands except per share data)	2018	2017	2016
Numerator:
Net income attributable to Innoviva stockholders, basic	$395,056	$134,143	$59,536
Add: interest expense on 2023 Notes	5,661	5,647	5,790

Net income attributable to Innoviva stockholders, diluted	$400,717	$139,790	$65,326

Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	100,849	106,945	110,280
Dilutive effect of 2023 Notes	12,189	12,189	12,541
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	370	732	412

Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,408	119,866	123,233

Net income per share attributable to Innoviva stockholders
Basic	$3.92	$1.25	$0.54

Diluted	$3.53	$1.17	$0.53

  Anti-dilutive Securities

        The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,490	2,121	4,073

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Revenue from Collaborative Arrangements

        Net revenue recognized under our GSK Agreement was as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Royalties from a related party—RELVAR/BREO	$220,162	$198,726	$128,638
Royalties from a related party—ANORO	41,286	29,036	17,869
Royalties from a related party—TRELEGY	13,379	179	—

Total royalties from a related party	274,827	227,941	146,507
Less: amortization of capitalized fees paid to a related party	(13,823)	(13,823)	(13,823)

Royalty revenue	261,004	214,118	132,684
Strategic alliance—MABA program license	—	3,099	885

Total net revenue from GSK	$261,004	$217,217	$133,569

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. AVAILABLE-FOR-SALE SECURITIES AND FAIR VALUE MEASUREMENTS

Available-for-Sale Securities

        The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$29,736	$—	$(3)	$29,733
U.S. government agencies	4,971	—	—	4,971
U.S. corporate notes	2,875	—	—	2,875
U.S. commercial paper	22,037	—	—	22,037
Money market funds	49,358	—	—	49,358

Total	$108,977	$—	$(3)	$108,974

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$9,943	$—	$(1)	$9,942
U.S. government agencies	9,987	—	(2)	9,985
U.S. corporate notes	10,881	—	(15)	10,866
U.S. commercial paper	29,945	—	—	29,945
Money market funds	61,971	—	—	61,971

Total	$122,727	$—	$(18)	$122,709

        As of December 31, 2018, all of the available-for-sale debt securities had contractual maturities within one year, and the average duration of debt securities was approximately three months.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. AVAILABLE-FOR-SALE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

Fair Value Measurements

        Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of December 31, 2018 Using:
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Types of Instruments	Level 1	Level 2	Level 3	Total
(In thousands)
Assets
U.S. government securities	$—	$29,733	$—	$29,733
U.S. government agencies	—	4,971	—	4,971
U.S. corporate notes	—	2,875	—	2,875
U.S. commercial paper	—	22,037	—	22,037
Money market funds	49,358	—	—	49,358

Total assets measured at estimated fair value	$49,358	$59,616	$—	$108,974

Debt
Term B Loan	$—	$13,750	$—	$13,750
2023 Notes	—	258,918	—	258,918
2025 Notes	—	230,692	—	230,692

Total fair value of debt	$—	$503,360	$—	$503,360

	Estimated Fair Value Measurements as of December 31, 2017 Using:
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Types of Instruments	Level 1	Level 2	Level 3	Total
(In thousands)
Assets
U.S. government securities	$—	$9,942	$—	$9,942
U.S. government agencies	—	9,985	—	9,985
U.S. corporate notes	—	10,866	—	10,866
U.S. commercial paper	—	29,945	—	29,945
Money market funds	61,971	—	—	61,971

Total assets measured at estimated fair value	$61,971	$60,738	$—	$122,709

Debt
Term B Loan	$—	$243,750	$—	$243,750
2023 Notes	—	241,259	—	241,259
2025 Notes	—	205,975	—	205,975

Total fair value of debt	$—	$690,984	$—	$690,984

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

5. CAPITALIZED FEES PAID TO A RELATED PARTY

        Capitalized fees paid to a related party, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

		December 31,
(In thousands)	Amortization period	2018	2017
United States	2013 - 2030	$120,000	$120,000
Europe	2013 - 2029	60,000	60,000
Japan	2013 - 2029	40,000	40,000

Gross carrying value		220,000	220,000
Accumulated amortization		(67,101)	(53,278)

Net carrying value		$152,899	$166,722

        These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. As of December 31, 2018, the weighted average remaining amortization period is 11.1 years.

        Additional information regarding these milestone fees is included in Note 3, "Collaborative Arrangements." Amortization expense for each of the years ended December 31, 2018, 2017 and 2016 was $13.8 million. The remaining estimated amortization expense is $13.8 million for each of the years from 2019 to 2023 and $83.9 million thereafter.

6. STOCK-BASED COMPENSATION

Equity Incentive Plans

        In May 2012, we adopted the 2012 Equity Incentive Plan (the "2012 Plan"). The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, RSAs, RSUs and Stock Appreciation Rights to employees, non-employee directors and consultants. As of December 31, 2018, total shares remaining available for issuance under the 2012 Plan were 5,134,462.

Employee Stock Purchase Plan

        Under the 2004 Employee Stock Purchase Plan (the "ESPP"), our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

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

        As of December 31, 2018, total shares remaining available for issuance under the ESPP were 194,051.

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

Market-Based RSAs and RSUs

2016 Market-Based RSAs and RSUs

        On January 14, 2016, the Compensation Committee approved and granted 282,394 RSAs and 46,294 RSUs to senior management. These awards included a market condition based on Relative Total Shareholder Return ("TSR") and a service condition that required continued employment collectively, the "Performance Measures". The vesting percentages of these awards were calculated based on the two-year TSR with a catch-up provision opportunity measured on January 13, 2019 for RSAs and on September 30, 2018 for RSUs. Two-thirds of amounts earned at the end of year two would vest and be distributed on February 20, 2018, while the final one-third earned after two years as well as the catch-up amount earned would vest and be distributed on February 20, 2019 for RSAs and November 20, 2018 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 328,688 shares granted upon the actual performance against the Performance Measures. The grant date fair value of these awards was determined using a Monte Carlo valuation model. The aggregate value of $2.0 million was to be recognized as compensation expense over the implied service period and would not be reversed if the market condition was not met.

        In February 2018, the Compensation Committee certified the maximum achievement of the TSR as of the first measurement date, January 12, 2018. RSAs totaling 69,440 and RSUs totaling 30,862 representing two-thirds of the amounts were released on February 20, 2018. In connection with the

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

separation of certain members of senior management from the Company in early February 2018, the Board of Directors agreed to accelerate the vesting and distribution of an aggregate of 118,821 RSAs to these members of senior management. The remaining 59,411 RSAs for these members of senior management were forfeited. As a net result of the vesting acceleration of the RSAs and the forfeiture of those unvested RSAs, an additional $0.7 million compensation expense was recognized in 2018.

        In August and September 2018, the remaining 34,721 RSAs and 15,432 RSUs were forfeited due to the additional separation of senior management members, and $0.2 million of previously recognized compensation expense was reversed.

2017 Market-Based RSAs and RSUs

        On January 17, 2017, the Compensation Committee approved and granted 353,508 RSAs and 53,360 RSUs to senior management. These awards included a market condition based on the TSR of Innoviva's common stock as compared to the TSR of the Nasdaq Biotechnology Index ("Index") and a service condition that required continued employment collectively, the "Performance Measures II." The vesting percentages of these awards were calculated based on the two-year performance period with a catch-up provision opportunity measured on December 31, 2019 for RSAs and on September 30, 2019 for RSUs. Two-thirds of amounts earned at the end of year two would vest and be distributed on February 20, 2019, while the final one-third earned after two years as well as the catch-up amount earned would vest and be distributed on February 20, 2020 for RSAs and November 20, 2019 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 406,868 shares granted upon the actual performance against the Performance Measures II. The grant date fair value of these awards was determined using a Monte Carlo valuation model. The aggregate value of $3.2 million was to be recognized as compensation expense over the implied service period and was subject to forfeiture.

        In connection with the separation of certain members of senior management from the Company during 2018, all of the 2017 market-based RSAs and RSUs were forfeited and $1.3 million previously recognized compensation expense was reversed.

2018 Market-Based RSAs and RSUs

        On March 2, 2018, the Compensation Committee approved and granted 111,668 RSAs and 49,630 RSUs to senior management. These awards included a market condition based on the TSR of Innoviva's common stock over a three-year performance period from the date of grant for the RSAs and from the date of grant until September 30, 2020 for RSUs, and a service condition that required continued employment. The grant date fair value of these awards was determined using a Monte Carlo valuation model. The aggregate value of $1.7 million was to be recognized as compensation expense over the implied service period and would not be reversed if the market condition was not met, but with the exception of such person's continued employment with the Company.

        In connection with the separation of the senior management members from the Company during 2018, all of the 2018 market-based RSAs and RSUs were forfeited.

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

        Each of our independent directors receives periodic automatic grants of equity awards under a program implemented under the 2012 Plan. These grants are non-discretionary. Only our independent directors or affiliates of such directors are eligible to receive automatic grants under the 2012 Plan. Under the program, each individual who first became a non-employee director will, on the date such individual joins the Board of Directors, automatically be granted a one-time grant of RSUs covering a number of shares of our common stock calculated as $125,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, rounded down to the nearest whole share (the "Initial RSUs"), plus a one-time grant of RSUs covering a number of shares of our common stock calculated as $225,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, which would be pro-rated for the number of whole months remaining until the anniversary of the prior year's stockholders' meeting, rounded down to the nearest whole share (the "Pro Rata RSUs"). The Initial RSUs vest in two equal annual installments, while Pro Rata RSUs vest in a single installment at the sooner of the next annual stockholder meeting or the one-year grant anniversary, in each case subject to the non-employee director's continuous service through the applicable vesting date.

        Annually, upon his or her re-election to the Board of Directors at the Annual Meeting of Stockholders, each non-employee director is automatically granted an RSU covering a number of shares of our common stock calculated as $225,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, rounded down to the nearest whole share. These RSUs will vest at the sooner of the next annual stockholder meeting or the one-year anniversary of grant, subject to the non-employee director's continuous service through the applicable vesting date. Following the amendment to our non-employee director compensation program, both the annual RSUs and Initial RSUs described above remained unchanged with the exception that the number of shares of our common stock subject to each award has been reduced.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

Stock-Based Compensation Expense

        Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Research and development	$—	$697	$632
General and administrative	3,233	9,136	7,665

Total stock-based compensation expense	$3,233	$9,833	$8,297

        Stock-based compensation expense included in the consolidated statements of operations by award type is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Stock options	$305	$593	$632
RSUs	1,650	2,282	1,920
RSAs	1,920	4,497	3,492
Performance-based RSAs	—	242	1,293
Market-based RSUs (PSUs)	(224)	291	112
Market-based RSAs (PSAs)	(464)	1,855	693
ESPP	46	73	155

Total stock-based compensation expense	$3,233	$9,833	$8,297

        For the year ended December 31, 2018, $1.7 million of stock-based compensation was reversed for the forfeited market-based awards due to the separation of senior management members.

        As of December 31, 2018, the unrecognized stock-based compensation cost and the estimated weighted-average amortization period were as follows:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Amortization Period (Years)
RSUs	$682	0.6
RSAs	761	2.2

Total unrecognized compensation cost	$1,443

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

Compensation Awards

        The following table summarizes equity award activity under the 2012 Plan and prior plans and related information:

(In thousands, except per share data)	Number of outstanding options	Weighted- Average Exercise Price of Outstanding Options	Number of outstanding RSUs and PSUs	Weighted- Average Fair Value per Share at Grant	Number of outstanding RSAs and PSAs	Weighted- Average Fair Value per Share at Grant
Balance as of December 31, 2017	1,655	$23.89	370	$11.57	1,448	$10.61
Granted	—	—	177	14.29	202	13.11
Exercised	(84)	12.22	—	—	—	—
Released RSUs/RSAs	—	—	(224)	13.33	(444)	12.49
Forfeited	(334)	26.43	(218)	10.07	(1,129)	10.00

Balance as of December 31, 2018	1,237	24.00	105	15.54	77	15.37

        As of December 31, 2018, the aggregate intrinsic value of the options outstanding and options exercisable was $0.8 million.

        The total intrinsic value of the options exercised was $0.4 million for the year ended December 31, 2018 and was not material in the years ended December 31, 2017 and 2016. The total estimated fair value of options vested was $0.8 million, $3.8 million and $4.7 million in the years ended December 31, 2018, 2017 and 2016, respectively.

        The total estimated fair value of RSUs and PSUs vested was $2.6 million in the year ended December 31, 2018 and 2017, and $3.9 million in the year ended December 31, 2016.

        The total estimated fair value of RSAs and PSAs vested was $7.6 million, $6.3 million and $14.7 million in the years ended December 31, 2018, 2017 and 2016, respectively.

7. DEBT

        Our debt consists of:

	December 31,
(In thousands)	2018	2017
Term B Loan	$13,750	$243,750
2023 Notes	240,984	240,984
2025 Notes	192,500	192,500

Total debt	447,234	677,234
Unamortized debt discount and issuance costs	(64,379)	(77,872)
Current portion of Term B Loan	—	(25,000)

Net long-term debt	$382,855	$574,362

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

Senior Secured Term Loans

        On August 18, 2017, we entered into a credit agreement (the "Credit Agreement") and completed a financing of $250.0 million Term B Loan, the net proceeds of which were used to repay the remaining balance of our then outstanding 2029 Notes. The Term B Loan will mature on August 18, 2022. Two and one-half percent (2.5%) of the initial principal amount is due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The Credit Agreement also provides us the ability to request one or more additional tranches of term loans (or increase an existing term loan) at any time prior to maturity. Interest on each term loan, at our option, may bear a varying rate of LIBOR plus 4.5% or a certain alternate base rate plus 3.5%. The initial term loan bears interest at a varying rate of three-month LIBOR plus 4.5%. Interest is due quarterly, beginning November 20, 2017.

        The Term B Loan is unconditionally guaranteed by one of our wholly-owned subsidiaries, and will be required to be guaranteed by each of our subsequently acquired or organized direct and indirect restricted wholly-owned domestic subsidiaries whose assets or net revenues exceed 5% of the consolidated assets or net revenues, as the case may be, of our and our restricted subsidiaries (the "Guarantors"). Other domestic restricted subsidiaries, subject to certain customary exceptions, will be required to become Guarantors to the extent that domestic restricted subsidiaries excluded from such guarantee obligation represent, in the aggregate, more than 10% of the consolidated assets and more than 10% of our consolidated net revenues. These loans are senior secured obligations, collateralized by a lien on substantially all of our and the Guarantors' personal property and material real property assets (if any).

        In connection with the financing of the Term B Loan, we incurred $2.5 million in original interest discount and $4.9 million in debt issuance costs, which are being amortized to interest expense over the term of the loan using the effective interest method. As a result of the prepayments in 2018, $5.7 million of debt issuance costs were written off as a loss on the extinguishment of debt, which is presented as part of other income (expense), net in our consolidated statements of operations.

Convertible Senior Notes Due 2025

        On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes. The proceeds include the 2025 Notes sold pursuant to the $17.5 million over-allotment option granted by us to the initial purchasers, which option was exercised in full. The 2025 Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2025 Notes are senior unsecured obligations and bear interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods. From, and including, February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2025 Notes will be convertible at any time.

        Concurrently with the pricing of the offering, we repurchased and retired 1,317,771 shares of our common stock for approximately $17.5 million of the net proceeds from the offering, in privately negotiated transactions effected through one of the initial purchasers or its affiliate, as our agent. The remaining net proceeds from the sale of the 2025 Notes in the offering were used to repay a portion of the principal outstanding under the 2029 Notes on August 15, 2017.

        In accordance with accounting guidance for debt with conversion and other options, we separately account for the liability and equity components of the 2025 Notes by allocating the proceeds between the liability component and the embedded conversion option ("equity component") due to our ability to settle the conversion obligation of the 2025 Notes in cash, common stock or a combination of cash and common stock, at our option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using the income approach. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The equity component of the 2025 Notes of $67.3 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2025 Notes and the fair value of the liability of the 2025 Notes on the date of issuance. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

        Our outstanding 2025 Notes balances consisted of the following:

	December 31,
(In thousands)	2018	2017
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(61,766)	(68,342)

Net carrying amount	$130,734	$124,158

Equity component, net	$65,361	$65,361

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

        The following table sets forth total interest expense recognized related to the 2025 Notes for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2018	2017
Contractual interest expense	$4,799	$1,925
Amortization of debt issuance costs	505	189
Amortization of debt discount	6,071	2,268

Total interest and amortization expense	$11,375	$4,382

Convertible Subordinated Notes Due 2023

        In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of unsecured convertible subordinated notes, which will mature on January 15, 2023. The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately negotiated capped call option transactions in connection with the issuance of the notes. The 2023 Notes bear interest at the rate of 2.125% per year that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2013.

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

        As a result of the partial conversion by certain holders of the 2023 Notes in July 2014, and dividends declared and paid in 2014 and 2015, the conversion rate with respect to our 2023 Notes was adjusted in total to 50.5818 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represents a conversion price of approximately $19.77 per share. As a result of the conversion rate adjustments, the capped call strike price and cap price were also adjusted to $19.77 and $27.04, respectively.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

        For the year ending December 31, 2016, we retired a portion of our 2023 Notes with a face value of $14.1 million and carrying value of $13.9 million by way of purchase in the open market. The 2023 Notes were purchased for a total settlement price of $11.6 million resulting in a gain of $2.3 million, which is included in other income (expense), net in the consolidated statements of operations. As a result of the partial retirement of our 2023 Notes, we entered into a partial termination agreement of the capped call option transaction described above. The partial termination agreement of the capped call option transaction enabled us to receive $0.6 million from the counterparty, which was recorded as an increase in additional paid-in capital in our consolidated balance sheets as of December 31, 2016.

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

        During the years ended December 31, 2017 and 2016, the principal balance of the 2029 Notes was paid down by $29.6 million and $6.8 million, respectively, with the payments received from the royalty revenues. In May 2017, we repaid $50.0 million on the 2029 Notes.

        In August 2017, we repaid the remaining principal balance of $407.6 million with the net proceeds from the 2025 Notes and Term B Loan. In connection with the sale of the 2029 Notes in 2014, we incurred approximately $15.3 million in debt issuance costs, which were being amortized to interest expense over the term of the 2029 Notes. With the repayment of the 2029 Notes in 2017, we wrote off $7.3 million of unamortized debt issuance costs which is included in other income (expense), net in our consolidated statements of operations.

Debt Maturities

        The aggregate scheduled maturities of our long-term debt as of December 31, 2018 are as follows:

(In thousands)
Years ending December 31:
2019 to 2021	$—
2022	13,750
2023	240,984
Thereafter	192,500

Total	$447,234

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES

Operating Lease and Lease Guarantee

        In 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma, Inc. However, if Theravance Biopharma, Inc. were to default on its lease obligations, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2018, the total remaining lease payments, which run through May 2020, were $9.3 million. The carrying value of this lease guarantee was $0.5 million as of December 31, 2018 and is reflected in other long-term liabilities in our consolidated balance sheet. Amortization on the lease guarantee commenced in 2016 and amortization amount were for the years ended December 31, 2018, 2017 and 2016 were $0.3 million, $0.3 million and $0.2 million, respectively.

        Minimum lease payments on our corporate headquarters as of December 31, 2018 are as follows:

(In thousands)
Years ending December 31:
2019	$403
2020	416
2021	428
2022	441
2023	201
Thereafter	—

Total	$1,889

Guarantees and Indemnifications

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2018.

9. INCOME TAXES

        Income tax benefit (expense) consists of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current
State	$19	$(4)	$(95)

Deferred
Federal	190,195	—	—
State	5,859	—	—

	196,054	—	—

Total income tax benefit (expense), net	$196,073	$(4)	$(95)

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The impacts of the differences between the expected U.S. federal statutory income tax to our income tax expense are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Expected tax at federal statutory rate	$44,154	$46,997	$20,871
State income tax, net of federal benefit	(5,878)	4	—
Non-deductible executive compensation	747	987	925
Noncontrolling interest	(2,367)	—	—
Other	310	(1,506)	(122)
Impact of tax reform rate change	—	124,017	—
Change in valuation allowance	(233,039)	(170,495)	(21,579)

Income tax expense (benefit), net	$(196,073)	$4	$95

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
(In thousands)	2018	2017
Deferred tax assets
Net operating loss carryforwards	$215,497	$257,000
Research and development tax credit carryforwards	56,231	57,000
Other	1,647	3,000

Total deferred tax assets before valuation allowance	273,375	317,000
Valuation allowance	(64,199)	(303,000)

Total deferred tax assets	209,176	14,000
Deferred tax liabilities
Debt issuance discount and other	(13,122)	(14,000)

Net deferred tax assets	$196,054	$—

        We record deferred tax assets if the realization of such assets is more likely than not to occur. Significant management judgment is required in determining whether a valuation allowance against the deferred tax assets is required. We have considered all available evidence, both positive and negative, such as our historical operating results and predictability of future taxable income, in making such determination. We are also required to exercise significant management's judgment in forecasting future taxable income. Specifically, we evaluate the following criteria when considering a valuation allowance:

  •
  the history of tax net operating losses in recent years;

  •
  predictability of operating results;

  •
  profitability for a sustained period of time; and

  •
  level of profitability on a quarterly basis.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        As of December 31, 2018, we had cumulative net income before tax for the three years then ended. Based on our historical operating performance and estimated future taxable income, we have concluded that it is more likely than not that we will be able to realize approximately $190.2 million and $5.9 million benefits of the U.S. federal and state deferred tax assets in the future, respectively.

        As of December 31, 2017 and in earlier periods, the deferred tax assets were fully offset by a valuation allowance. The valuation allowance decreased by $181.2 million in the year ended December 31, 2017 primarily related to net operating losses utilization during 2017 and remeasurement of the deferred tax assets and liabilities due to enactment of the Tax Cuts and Jobs Act (the "TCJA").

        As of December 31, 2018, we had federal net operating loss carryforwards of approximately $0.8 billion, which will expire from 2027 through 2035, and federal research and development tax credit carryforwards of approximately $44.8 million, which will expire from 2019 through 2034. We also had state net operating loss carryforwards of approximately $653.0 million expiring in the years 2028 through 2035 and state research tax credits of approximately $32.3 million, which do not expire.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

        We conducted an Internal Revenue Code of 1986, as amended, Section 382 ("Section 382") analysis through September 30, 2018 to determine whether an ownership change had occurred since inception. The Section 382 study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards is expected to expire before becoming available to reduce federal and state income tax liabilities as a result of those identified ownership changes. If we undergo another ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

        Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2018 and 2017, we had no accrued interest or penalties.

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, effective January 1, 2018, made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, and creating a new limitation on deductible interest expense.

        The staff of the SEC has recognized the complexity of reflecting the impacts of the TCJA, and, on December 22, 2017, issued guidance in Staff Accounting Bulletin 118 ("SAB 118"). SAB 118 clarifies accounting for income taxes under ASC Topic 740, Income Taxes ("ASC 740"), if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or "buckets") associated with a company's status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted. We completed our analysis during the measurement period and there were no measurement period adjustments recognized during the reporting period.

Uncertain Tax Positions

        A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows (in thousands):

(In thousands)
Unrecognized tax benefits as of December 31, 2017, 2016 and 2015	$15,488
Gross decrease in tax portions for 2018	(75)

Unrecognized tax benefits as of December 31, 2018	$15,413

        Our total unrecognized tax benefits as of December 31, 2018 were $15.4 million. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate, were $8.0 million as of December 31, 2018. We do not anticipate the total amount of unrecognized income tax benefits relating to uncertain tax positions existing as of December 31, 2018 will significantly increase or decrease in the next 12 months.

        We are subject to taxation in the U.S. and various state jurisdictions. The tax years 1999 and forward remain open to examination by the federal and most state tax authorities due to net operating loss and overall credit carryforward positions.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2018. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2018
Net revenue	$52,380	$67,086	$61,680	$79,858
Total operating expenses	11,685	4,411	4,019	2,638
Income from operations	40,695	62,675	57,661	77,220
Income tax benefit, net	—	—	—	196,073
Net income	30,330	56,616	50,167	269,215
Net income attributable to noncontrolling interest	749	1,990	3,078	5,455
Net income attributable to Innoviva stockholders	$29,581	$54,626	$47,089	$263,760
Basic net income per share	$0.29	$0.54	$0.47	$2.61
Diluted net income per share	$0.27	$0.49	$0.43	$2.34

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2017
Net revenue	$40,492	$58,562	$48,643	$69,520
Total operating expenses	(11,149)	(10,732)	(8,621)	(3,111)
Income from operations	29,343	47,830	40,022	66,409
Income tax expense, net	—	—	—	(4)
Net income	16,845	35,146	23,767	58,514
Net income attributable to noncontrolling interest	—	—	—	129
Net income attributable to Innoviva stockholders	$16,845	$35,146	$23,767	$58,385
Basic net income per share	$0.16	$0.33	$0.22	$0.55
Diluted net income per share	$0.15	$0.30	$0.21	$0.50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Innoviva, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1996.

San Jose, California
February 19, 2019

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        We conducted an evaluation as of December 31, 2018, under the supervision and with the participation of our management, including our interim principal executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

        Our independent registered public accounting firm, Ernst & Young LLP, has audited our internal control over financial reporting as of December 31, 2018. Their attestation report on the audit of our internal control over financial reporting is included below.

Limitations on the Effectiveness of Controls

        Our management, including our principal executive officer and principal accounting officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Innoviva have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2018 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Innoviva, Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Innoviva, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2018 and related notes and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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
February 19, 2019

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this Item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,322,894	(1)	$24.18	(3)	5,307,970	(4)
Equity compensation plans not approved by security holders	18,648	(2)	12.02	(3)	—

Total	1,341,542	(1)(2)	$24.00	(3)	5,307,970	(4)

(1)
Includes 1,218,309 shares issuable upon exercise of outstanding options and 104,585 shares issuable upon vesting of outstanding RSUs and RSAs.

(2)
Includes 18,648 shares issuable upon exercise of outstanding options and no outstanding RSUs.

(3)
Does not take into account outstanding RSUs and RSAs as these awards have no exercise price.

(4)
Includes 194,051 shares of common stock available under our Employee Stock Purchase Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

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

(b)
Exhibits required by Item 601 of Regulation S-K:

        The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

ITEM 16.    FORM 10-K SUMMARY

        None.

Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Certificate of Incorporation	S-1	3.3	7/26/04
3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3.4	3/31/07
3.3	Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc., as filed with the Secretary of State of the State of Delaware, effective on January 7, 2016	8-K	3.1	1/8/16
3.4	Amended and Restated Bylaws, amended and restated as of February 8, 2017	8-K	3.1	2/9/17
4.1	Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/06
4.4	Indenture, dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	1/25/13
4.5	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)
4.6	Indenture, dated April 17, 2014	8-K	4.1	4/21/14
4.8	Indenture (including form of Note) with respect to Innoviva's 2.50% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	8/7/17
10.1+	1997 Stock Plan	S-1	10.1	6/10/04
10.2+	Long-Term Stock Option Plan	S-1	10.2	6/10/04
10.3+	2004 Equity Incentive Plan, as amended by the Board of Directors February 10, 2010 and approved by stockholders April 27, 2010 and forms of equity award	10-K	10.3	12/31/11
10.4	Employee Stock Purchase Plan, as amended April 27, 2010	10-Q	10.4	6/30/10
10.5+	Change in Control Severance Plan, as amended and restated on July 27, 2007	10-Q	10.5	6/30/08
10.6	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	10.8	6/10/04
10.7	Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	10.9	6/10/04
10.8	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10-Q	10.1	6/30/14

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
10.9+	Form of Indemnification Agreement for directors and officers of the registrant	S-1	10.11	6/10/04
10.11	Amended and Restated Investors' Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S-1	10.13	6/10/04
10.13*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10-K	10.13	12/31/13
10.18+	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan	10-K	10.30	12/31/04
10.19+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect through 2010)	10-Q	10.31	6/30/07
10.20+	Description of Cash Bonus Program, as amended	10-K	10.22	12/31/09
10.24+	Amended and Restated 2008 New Employee Equity Incentive Plan and forms of equity award	10-K	10.24	12/31/11
10.27+	Amendment to Change in Control Severance Plan effective December 16, 2009	10-K	10.47	12/31/09
10.28+	2009 Change in Control Severance Plan adopted December 16, 2009	10-K	10.48	12/31/09
10.29	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	10.50	6/30/10
10.30	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	10.51	6/30/10
10.32	Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	10.2	11/29/10
10.33+	Form of Amendment to Restricted Stock Unit Agreements between the registrant and each current member of the Board of Directors outstanding as of December 31, 2010	10-K	10.45	12/31/10
10.34*	Amendment to Strategic Alliance Agreement, dated October 3, 2011	10-K	10.34	12/31/11
10.35	Common Stock Purchase Agreement, dated April 2, 2012, by and among Theravance, Inc., Glaxo Group Limited and GlaxoSmithKline LLC	8-K	10.1	4/2/12
10.36+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan (executive officer form)	10-Q	10.36	3/30/12

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
10.37+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan	10-Q	10.37	3/30/12
10.38+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10-Q	10.38	6/30/12
10.40	Base Capped Call Transaction, dated January 17, 2013	8-K	10.1	1/23/13
10.41	Additional Capped Call Transaction, dated January 18, 2013	8-K	10.2	1/23/13
10.43	Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8-K/A	10.1	3/6/14
10.44*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8-K/A	10.2	3/6/14
10.45*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8-K/A	10.3	3/6/14
10.46	Form of Note Purchase Agreement, dated April 17, 2014	8-K	1.1	4/21/14
10.47	Sale and Contribution Agreement, dated April 17, 2014	8-K	10.1	4/21/14
10.48	Servicing Agreement, dated April 17, 2014	8-K	10.2	4/21/14
10.49	Account Control Agreement, dated April 17, 2014	8-K	10.3	4/21/14
10.50	Limited Liability Agreement of LABA Royalty Sub LLC, dated April 17, 2014	8-K	10.4	4/21/14
10.51	Annex A—Rules of Construction and Defined Terms, dated April 17, 2014.	8-K	10.5	4/21/14
10.53	Separation and Distribution Agreement between Theravance and Theravance Biopharma, dated June 1, 2014	8-K	10.1	6/5/14
10.54	Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8-K	10.2	6/5/14
10.55	Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8-K	10.3	6/5/14
10.56	Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014.	8-K	10.4	6/5/14
10.57	Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014.	8-K	10.5	6/5/14
10.58+	Equity Award Amendments for Employees VP Level or above remaining at Theravance, Inc.	10-Q	10.2	6/30/14

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
10.59+	Policy for Non-Employee Director Stock Options (effective June 2, 2014)	10-Q	10.3	6/30/14
10.60+	Offer Letter with Ted Witek, dated May 2, 2014	10-Q	10.4	6/30/14
10.61+	Offer Letter with George Abercrombie, dated May 30, 2014	10-Q	10.5	6/30/14
10.62+	Offer Letter with Michael W. Aguiar, dated August 5, 2014	10-Q	10.1	9/30/14
10.63+	Offer Letter with Eric d'Esparbes, dated September 8, 2014	10-K	10.63	12/31/14
10.64	Amendment/Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10-Q	10.64	3/31/15
10.65+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	8-K	10.2	7/29/15
10.67+	Offer Letter with Michael Faerm dated May 27, 2015	10-K	10.67	12/31/15
10.68	Office Lease Agreement by and between Innoviva, Inc. and 2000 Sierra Point Parkway LLC, dated June 10, 2016	10-Q	10.68	6/30/16
10.69	Sublease Termination Agreement by and between Innoviva, Inc. and Theravance Biopharma US, Inc., dated June 10, 2016	10-Q	10.69	6/30/16
10.70	Partial Termination Agreement by and between Innoviva, Inc. and Bank of America, N.A., dated May 16, 2016	10-Q	10.70	6/30/16
10.71	Amended and Restated Indenture by and between LABA Royalty Sub LLC and U.S. Bank National Association, dated August 3, 2016	10-Q	10.71	9/30/16
10.72	Partial Termination Agreement by and between Innoviva, Inc. and Bank of America, N.A., dated December 13, 2016	10-K	10.72	12/31/2016
10.73	Credit Agreement, dated as of August 18, 2017, among Innoviva, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the other agents party thereto and the lenders referred to therein	8-K	10.1	8/21/2017
10.74	Assignment Agreement, dated as of August 18, 2017, by and between Innoviva, Inc. and LABA Royalty Sub LLC, Innoviva, Inc. and U.S. Bank National Association	8-K	10.2	8/21/2017
10.75	Termination Agreement, dated as of August 18, 2017, by and among LABA Royalty Sub LLC, Innoviva, Inc. and U.S. Bank National Association	8-K	10.3	8/21/2017
10.76	Form of Notice of Performance-Based Restricted Stock Award and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (director form)	10-K	10.76	2/23/2018
10.77+	Offer Letter with Eric d'Esparbes, dated February 6, 2018	8-K	10.1	2/7/2018
10.78+	Second Amendment to 2009 Severance Plan	10-Q	10.81	7/26/2018

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
10.79+	Offer Letter with Geoffrey Hulme, dated May 18, 2018	10-Q	10.82	7/26/2018
10.80+	Offer Letter with Marianne Zhen, dated September 7, 2018	8-K	10.1	9/11/2018
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
101
The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for years ended December 31, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

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

INNOVIVA, INC.
Date: February 19, 2019	By:	/s/ GEOFFREY HULME Geoffrey Hulme Interim Principal Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Geoffrey Hulme, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY HULME Geoffrey Hulme	Interim Principal Executive Officer (Principal Executive Officer)	February 19, 2019
/s/ MARIANNE ZHEN Marianne Zhen	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2019
/s/ ODYSSEAS KOSTAS, M.D. Odysseas Kostas, M.D.	Chairman of the Board	February 19, 2019
/s/ GEORGE BICKERSTAFF, III George Bickerstaff, III	Director	February 19, 2019

Signature	Title	Date

/s/ MARK DIPAOLO, ESQ. Mark DiPaolo, Esq.	Director	February 19, 2019
/s/ JULES HAIMOVITZ Jules Haimovitz.	Director	February 19, 2019
/s/ SARAH SCHLESINGER, M.D. Sarah Schlesinger, M.D.	Director	February 19, 2019