Form 10-Q
period 2019-03-31
Innoviva, Inc.
filed 2019-05-01
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares of registrant’s common stock outstanding on April 26, 2019 was 101,262,314.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$65,151	$62,417
Short-term marketable securities	127,027	52,491
Related party receivables from collaborative arrangements	58,639	83,286
Prepaid expenses and other current assets	702	849
Total current assets	251,519	199,043
Property and equipment, net	148	160
Operating lease right-of-use asset	1,421	—
Capitalized fees paid to a related party, net	149,443	152,899
Deferred tax assets	187,546	196,054
Other assets	37	37
Total assets	$590,114	$548,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144	$11
Accrued personnel-related expenses	325	470
Accrued interest payable	1,775	4,264
Other accrued liabilities	1,258	955
Operating lease liability, current portion	308	—
Total current liabilities	3,810	5,700
Long-term debt, net of discount and issuance costs	384,744	382,855
Operating lease liability, net of current portion	1,238	—
Other long-term liabilities	379	586
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,183 and 101,098 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,012	1,011
Additional paid-in capital	1,257,125	1,256,267
Accumulated other comprehensive income (loss)	10	(3)
Accumulated deficit	(1,069,902)	(1,103,692)
Total Innoviva stockholders’ equity	188,245	153,583
Noncontrolling interest	11,698	5,469
Total stockholders’ equity	199,943	159,052
Total liabilities and stockholders’ equity	$590,114	$548,193

*Condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended March 31, 2019 and 2018	$55,183	$52,380

Operating expenses:
General and administrative	3,015	8,985
General and administrative - related party	—	2,700
Total operating expenses	3,015	11,685

Income from operations	52,168	40,695

Other income (expense), net	1	(3,099)
Interest income	975	391
Interest expense	(4,617)	(7,657)
Income before income taxes	48,527	30,330
Income tax expense, net	8,508	—
Net income	40,019	30,330
Net income attributable to noncontrolling interest	6,229	749
Net income attributable to Innoviva stockholders	$33,790	$29,581

Basic net income per share attributable to Innoviva stockholders	$0.33	$0.29
Diluted net income per share attributable to Innoviva stockholders	$0.31	$0.27

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	101,059	100,604
Shares used to compute diluted net income per share	113,376	113,566

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$40,019	$30,330
Unrealized gain (loss) on marketable securities, net	13	(4)
Comprehensive income	40,032	30,326
Comprehensive income attributable to noncontrolling interest	6,229	749
Comprehensive income attributable to Innoviva stockholders	$33,803	$29,577

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Three months ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2018	101,098	$1,011	$1,256,267	$(3)	$(1,103,692)	$5,469	$159,052
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	85	1	253	—	—	—	254
Stock-based compensation	—	—	605	—	—	—	605
Net income	—	—	—	—	33,790	6,229	40,019
Other comprehensive income	—	—	—	13	—	—	13
Balance as of March 31, 2019	101,183	$1,012	$1,257,125	$10	$(1,069,902)	$11,698	$199,943

	Three months ended March 31, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Deficit
Balance as of December 31, 2017	102,046	$1,019	$1,258,151	$(18)	$(1,498,748)	(150)	$(3,263)	$152	$(242,707)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Exercise of stock options, and issuance of common stock units and stock awards, net of cancellation of stock awards and repurchase of shares to satisfy tax withholding	(571)	(5)	(2,492)	—	—	—	—	—	(2,497)
Stock-based compensation	—	—	2,169	—	—	—	—	—	2,169
Cash dividend forfeited	—	—	52	—	—	—	—	—	52
Net income	—	—	—	—	29,581	—	—	749	30,330
Other comprehensive loss	—	—	—	(4)	—	—	—	—	(4)
Balance as of March 31, 2018	101,475	$1,014	$1,257,880	$(22)	$(1,469,167)	(150)	$(3,263)	$811	$(212,747)

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$40,019	$30,330
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	8,508	—
Depreciation and amortization	3,539	3,468
Stock-based compensation	605	2,169
Amortization of debt discount and issuance costs	1,889	2,092
Amortization of discount on short-term investments	(356)	(100)
Amortization of lease guarantee	(81)	(81)
Loss on extinguishment of debt	—	3,137
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	24,647	14,705
Prepaid expenses and other current assets	147	(196)
Accounts payable	133	(535)
Accrued personnel-related expenses and other accrued liabilities	166	(1,702)
Accrued interest payable	(2,489)	(3,375)
Operating lease liability	(72)	—
Other long-term liabilities	—	2
Net cash provided by operating activities	76,655	49,914
Cash flows from investing activities
Maturities of marketable securities	27,875	31,875
Purchases of marketable securities	(102,042)	(5,362)
Net cash provided by (used in) investing activities	(74,167)	26,513
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(65)	(2,611)
Payments of principal on senior secured term loans	—	(120,000)
Payments of cash dividends to stockholders	(8)	(38)
Proceeds from issuances of common stock, net	319	114
Distributions to noncontrolling interest	—	(90)
Net cash provided by (used in) financing activities	246	(122,625)
Net increase (decrease) in cash and cash equivalents	2,734	(46,198)
Cash and cash equivalents at beginning of period	62,417	73,336
Cash and cash equivalents at end of period	$65,151	$27,138
Supplemental disclosure of cash flow information
Cash paid for interest	$5,218	$8,941

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva, Inc. (referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is focused on royalty management. Innoviva’s portfolio includes the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO®ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA®(umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of and ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%  Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019 or any other period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2019 (“2018 Form 10-K”).

Variable Interest Entity

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity into our financial statements. We consolidate the financial results of TRC, which we have determined to be a VIE, because we have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from, TRC. As of March 31, 2019 and December 31, 2018, $7.3 million and $6.4 million, respectively, of the related party receivables from collaborative arrangements were attributable to TRC. Total revenue for TRC related to TRELEGY® ELLIPTA® for the three months ended March 31, 2019 and 2018 was $7.3 million and $1.0 million, respectively.

Accounting Pronouncement Adopted by the Company

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016 02, Leases (Topic 842), which requires an entity to recognize right of use assets representing its right to use the underlying asset for the lease term and lease liabilities representing the present value of the future lease payments for both financing and operating leases on its consolidated balance sheets. For a lease with a term of 12 months or less, the standard allows an entity to elect not to recognize a right-of-use asset and a lease liability and recognize the lease expense on a straight-line basis. We adopted the standard on the effective date of January 1, 2019 using the alternative transition approach. This approach is similar to a prospective transition, which requires the application of ASC 842 at the effective date with a cumulative-effect adjustment recognized through retained earnings. Under this approach, we do not present the adjusted comparative periods. Our pro-rata share of common area expenses are recorded as lease expense when incurred since they are variable and considered nonlease components under the standard. The most significant impact of the adoption to us is that we recognized a right of use asset in the amount of $1.5 million and lease liabilities in the total amount of $1.6 million at January 1, 2019 for the operating lease on our corporate headquarters. The adoption did not have a material impact on our retained earnings and consolidated statements of operations and cash flows.

In August 2018, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements relating to the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule is effective on November 5, 2018. Effective January 1, 2019, the Company adopted SEC Release No. 33-10532. In accordance with the new guidance, the Company has added a Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) in its Form 10-Q and elected to present a reconciliation in a single statement that shows the changes in stockholders equity for each interim period, as well as each comparable period.

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market during the relevant periods was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three months ended March 31, 2019.

The following table shows the computation of basic and diluted net income per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands except per share data)	2019	2018
Numerator:
Net income attributable to Innoviva stockholders, basic	$33,790	$29,581
Add: interest expense on 2023 Notes	1,415	1,412
Net income attributable to Innoviva stockholders, diluted	$35,205	$30,993

Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	101,059	100,604
Dilutive effect of 2023 Notes	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	128	773
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,376	113,566

Net income per share attributable to Innoviva stockholders
Basic	$0.33	$0.29
Diluted	$0.31	$0.27

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2019	2018
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,053	1,492

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

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Royalties from a related party - RELVAR/BREO	$42,740	$46,160
Royalties from a related party - ANORO	8,570	8,724
Royalties from a related party - TRELEGY	7,329	952
Total royalties from a related party	58,639	55,836
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)
Royalty revenue from GSK	$55,183	$52,380

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$68,691	$9	$—	$68,700
U.S. government agencies	24,768	1	—	24,769
U.S. commercial paper	41,550	—	—	41,550
Money market funds	45,253	—	—	45,253
Total	$180,262	$10	$—	$180,272

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$29,736	$—	$(3)	$29,733
U.S. government agencies	4,971	—	—	4,971
U.S. corporate notes	2,875	—	—	2,875
U.S. commercial paper	22,037	—	—	22,037
Money market funds	49,358	—	—	49,358
Total	$108,977	$—	$(3)	$108,974

As of March 31, 2019, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately four months.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of March 31, 2019 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$68,700	$—	$68,700
U.S. government agencies	—	24,769	—	24,769
U.S. commercial paper	—	41,550	—	41,550
Money market funds	45,253	—	—	45,253
Total assets measured at estimated fair value	$45,253	$135,019	$—	$180,272
Debt
Term B Loan	$—	$13,750	$—	$13,750
2023 Notes	—	245,353	—	245,353
2025 Notes	—	205,911	—	205,911
Total fair value of debt	$—	$465,014	$—	$465,014

	Estimated Fair Value Measurements as of December 31, 2018 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$29,733	$—	$29,733
U.S. government agencies	—	4,971	—	4,971
U.S. corporate notes	—	2,875	—	2,875
U.S. commercial paper	—	22,037	—	22,037
Money market funds	49,358	—	—	49,358
Total assets measured at estimated fair value	$49,358	$59,616	$—	$108,974
Debt
Term B Loan	$—	$13,750	$—	$13,750
2023 Notes	—	258,918	—	258,918
2025 Notes	—	230,692	—	230,692
Total fair value of debt	$—	$503,360	$—	$503,360

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

In August and September 2018, the remaining 34,722 RSAs and 15,432 RSUs were forfeited due to the additional separation of senior management members, and $0.2 million of previously recognized compensation expense was reversed.

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

In August and September 2018, the remaining 120,060 RSAs and 53,360 RSUs were forfeited due to the additional separation of senior management members, and $0.9 million of previously recognized compensation expense was reversed.

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

In August and September 2018, all of 111,668 RSAs and 49,630 RSUs were forfeited, and $0.2 million of previously recognized compensation expense was reversed due to the separation of these senior management members.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
General and administrative	$605	$2,169

As of March 31, 2019, unrecognized stock-based compensation cost was as follows:

(In thousands)	Unrecognized Compensation Cost
RSUs	$327
RSAs	1,317
Total unrecognized compensation cost	$1,644

6. Debt

Our debt consists of:

	March 31,	December 31,
(In thousands)	2019	2018
Term B Loan	$13,750	$13,750
2023 Notes	240,984	240,984
2025 Notes	192,500	192,500
Total debt	447,234	447,234
Unamortized debt discount and issuance costs	(62,490)	(64,379)
Net long-term debt	$384,744	$382,855

Prepayments of Senior Secured Term Loans

On February 28 and August 1, 2018, we prepaid the principal balance of the Term B Loan by $120.0 million and $110.0 million, respectively. With the prepayments, we incurred a loss on the extinguishment of debt of $3.1 million and $2.6 million, respectively, representing unamortized debt issuance costs. The loss on the extinguishment of debt is presented as part of other expense, net in our consolidated statements of operations. As of March 31, 2019, the outstanding principal balance of the Term B Loan was $13.8 million.

Convertible Senior Notes Due 2025

In accordance with accounting guidance for debt with conversion and other options, we separately account for the liability and equity components of the 2025 Notes by allocating the proceeds between the liability component and the embedded conversion option (“equity component”) due to our ability to settle the conversion obligation of the 2025 Notes in cash, common stock or a combination of cash and common stock, at our option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using the income approach. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The equity component of the 2025 Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2025 Notes and the fair value of the liability of the 2025 Notes on the date of issuance. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Our outstanding 2025 Notes balances consisted of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(60,032)	(61,766)
Net carrying amount	$132,468	$130,734
Equity component, net	$65,361	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Contractual interest expense	$1,203	$1,190
Amortization of debt issuance costs	133	123
Amortization of debt discount	1,601	1,479
Total interest and amortization expense	$2,937	$2,792

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of March 31, 2019, are as follows:

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

8. Income Taxes

Provisional income tax expense for the three months ended March 31, 2019 was $8.5 million, compared to a minimal amount for the same period in 2018 as a full valuation allowance was maintained on the Company’s gross deferred taxes. The difference between the Company’s effective income tax rate of 17.5% for the three months ended March 31, 2019 and the U.S. federal statutory rate of 21% is primarily attributable to state income tax, non-deductible expenses and noncontrolling interest.

9. Lease

We have an operating lease for our corporate headquarters with a remaining lease term of approximately 4.2 years. The lease includes a five-year renewal option at our sole discretion. The total operating lease expense for this lease was $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Cash paid for amount included in the measurement of operating lease liabilities was $0.1 million for the three months ended March 31, 2019. The lease liabilities were measured using a discount rate of 7.15% based on the most recent borrowing rate for our senior secured Term B Loan.

Future minimum lease payments on our corporate headquarters as of March 31, 2019 are as follows:

(In thousands)
Years ending December 31:
Remainder of 2019	$304
2020	416
2021	428
2022	441
2023	201
Total future minimum lease payments	1,790
Imputed interest	(244)
Total	$1,546

Reported as of March 31, 2019
Operating lease liability, current portion	$308
Operating lease liability, net of current portion	1,238
Total	$1,546

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK; the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company’s growth strategy and corporate development initiatives beyond the existing respiratory portfolio); the timing, manner and amount of potential capital returns to stockholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; projections of revenue, expenses and other financial items; and risks discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2019 (“2018 Form 10-K”) and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read our consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part I of our 2018 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q entitled “Risk Factors,” which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of our 2018 Form 10-K and Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including on Form 10-K, Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

OVERVIEW

Executive Summary

Innoviva, Inc. (“Innoviva”, the “Company” or “we”) is focused on royalty management. Innoviva’s portfolio includes the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA®, which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of March 31, 2019, we had six employees. Our revenues consist of royalties from our respiratory partnership agreements with GSK.

Recent Highlights

•                  GSK Net Sales:

•                  First quarter 2019 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $284.9 million, down 7% from $307.7 million in the first quarter of 2018, with $100.1 million in net sales from the U.S. market and $184.8 million from non-U.S. markets.

•                  First quarter 2019 net sales of ANORO® ELLIPTA® by GSK were $131.8 million, down 2% from $134.2 million in the first quarter of 2018, with $75.7 million net sales from the U.S. market and $56.1 million from non-U.S. markets.

•                  First quarter 2019 net sales of TRELEGY® ELLIPTA® by GSK were $112.7 million, up significantly from $14.6 million in the first quarter of 2018, with $85.1 million in net sales from the U.S. market and $27.6 million in net sales from non-U.S. markets.

•                  Product Updates:

•                  The Pharmaceuticals and Medical Devices Agency of Japan approved TRELEGY® ELLIPTA® (fluticasone furoate/umeclidinium/vilanterol ‘FF/UMEC/VI’) for the treatment of chronic obstructive pulmonary disease (COPD).  TRELEGY® ELLIPTA® is the first triple therapy in a single inhaler approved in Japan.

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the “Additional MABAs”). The development program has been funded in full by GSK. GSK is in the process of determining next steps for the program. For a detailed discussion of our alliance with GSK, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our 2018 Form 10-K.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016 02, Leases (Topic 842), which requires an entity to recognize right of use assets representing its right to use the underlying asset for the lease term and lease liabilities representing the present value of the future lease payments for both financing and operating leases on its consolidated balance sheets. For a lease with a term of 12 months or less, the standard allows an entity to elect not to recognize a right-of-use asset and a lease liability and recognize the lease expense on a straight-line basis. We adopted the standard on the effective date of January 1, 2019 using the alternative transition approach. This approach is similar to a prospective transition, which requires the application of ASC 842 at the effective date with a cumulative-effect adjustment recognized through retained earnings. Under this approach, we do not present the adjusted comparative periods. Our pro-rata share of common area expenses are recorded as lease expense when incurred since they are variable and considered nonlease components under the standard. The most significant impact of the adoption to us is that we recognized a right of use asset in the amount of $1.5 million and lease liabilities in the total amount of $1.6 million at January 1, 2019 for the operating lease on our corporate headquarters. The adoption did not have a material impact on our retained earnings and consolidated statements of operations and cash flows.

There were no other significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 19, 2019 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	$	%
Royalties from a related party - RELVAR/BREO	$42,740	$46,160	$(3,420)	(7)%
Royalties from a related party - ANORO	8,570	8,724	(154)	(2)%
Royalties from a related party - TRELEGY	7,329	952	6,377	*
Total royalties from a related party	58,639	55,836	2,803	5%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—
Royalty revenue from GSK	$55,183	$52,380	$2,803	5%

*Not meaningful

Total net revenue increased to $55.2 million for the three months ended March 31, 2019, compared to $52.4 million for the same period a year ago primarily due to the growth in prescriptions and market share quarter over quarter for TRELEGY® ELLIPTA®, offset with the lower royalties for RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® primarily due to increasing pricing pressure in the U.S.

General & Administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	$	%
General and administrative expenses	$3,015	$8,985	$(5,970)	(66)%
General and administrative expenses - related party	—	2,700	(2,700)	—

General and administrative expenses for the three months ended March 31, 2019 were $3.0 million compared with $11.7 million in the three months ended March 31, 2018, a decrease of $8.7 million. The amount for the three months ended March 31, 2018 included $3.2 million cash severance payments in connection with certain members of senior management’s separation from the Company and payment of $2.7 million to Sarissa to partially reimburse expenses pursuant to a settlement agreement in February 2018.  The rest of the decrease in general and administrative expenses in the three months ended March 31, 2019 is mainly attributable to lower personnel-related expenses as a result of lower headcount.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	$	%
Other income (expense), net	$1	$(3,099)	$3,100	*
Interest income	975	391	584	149%

*Not meaningful

Other income (expense), net for the three months ended March 31, 2018, mainly consists of the loss on the extinguishment of debt of $3.1 million in relation to the $120.0 million prepayment of our Term B Loan.

Interest income increased for the three months ended March 31, 2019, as compared to the same period a year ago primarily due to higher interest generated from our investments in marketable securities.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	$	%
Interest expense	$4,617	$7,657	$(3,040)	(40)%

Interest expense decreased for the three months ended March 31, 2019, compared to the same period a year ago primarily due to the lower average outstanding debt balance. See “Liquidity” section below for further information.

Provision for Income Taxes

The provisional income tax expense for the three months ended March 31, 2019 was $8.5 million with an effective income tax rate of 17.5%, compared to an immaterial amount in the same period a year ago as a full valuation allowance was maintained on our gross deferred taxes.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2019	2018	$	%
Net income attributable to noncontrolling interest	$6,229	$749	$5,480	732%

This represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the three months ended March 31, 2019 and 2018. The increase was primarily due to the increase in the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the three months ended March 31, 2019, we generated gross royalty revenues from GSK of $58.6 million. Net cash and cash equivalents, short term investments and marketable securities totaled $192.2 million, and royalties receivable from GSK totaled $58.6 million as of March 31, 2019.

On August 18, 2017, we entered into a Credit Agreement and completed a financing of the $250.0 million Term B Loan. The Term B Loan will mature on August 18, 2022. Two and a half percent (2.5%) of the initial principal amount was originally due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The Credit Agreement also provides us the ability to request one or more additional tranches of term loans (or increase an existing term loan) at any time prior to maturity. In December 2017, February 2018 and August 2018, we repaid the principal balance of the Term B Loan by $6.3 million, $120.0 million and $110.0 million, respectively. The outstanding principal balance of the Term B Loan as of March 31, 2019 was $13.8 million.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Net cash provided by operating activities	$76,655	$49,914	$26,741
Net cash provided by (used in) investing activities	(74,167)	26,513	(100,680)
Net cash provided by (used in) financing activities	246	(122,625)	122,871

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2019 was $76.7 million, consisting primarily of our net income of $40.0 million, adjusted for non-cash items such as $8.5 million of deferred income taxes, $3.5 million of depreciation and amortization and $1.9 million amortization of debt discount and issuance costs, as well as decrease in receivables from collaborative arrangements of $24.6 million, partially offset by a reduction in accrued interest payable of $2.5 million.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities for the three months ended March 31, 2019 of $74.2 million was primarily due to $102.0 million in purchases of marketable securities partially offset by $27.9 million proceeds received from maturities of marketable securities.

Net cash flows from investing activities for the three months ended March 31, 2018 of $26.5 million was primarily due to $31.9 million proceeds received from maturities of marketable securities, partially offset by $5.4 million in purchases of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 of $0.2 million was primarily due to $0.3 million net proceeds from issuance of common stock.

Net cash used in financing activities for the three months ended March 31, 2018 of $122.6 million was primarily due to $120.0 million prepayment on our Term B Loan and $2.6 million paid for the repurchase of shares to satisfy tax withholding.

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma, Inc. (“Theravance Biopharma”) in connection with the spin-off of Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of March 31, 2019, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $7.7 million. The carrying value of this lease guarantee was $0.4 million as of March 31, 2019 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of March 31, 2019.

		Payment Due by Period
		Less Than			More Than
(In thousands)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
2023 Notes	$261,468	$5,121	$10,242	$246,105	$—
2025 Notes	223,781	4,813	9,625	9,625	199,718
Term B Loan*	13,750	—	—	13,750	—
Facility lease	1,790	406	850	534	—
Total	$500,789	$10,340	$20,717	$270,014	$199,718

* The Term B Loan balances reflect the principal repayment obligations and do not include the interest payments as the loan bears interest at a varying rate of three-month LIBOR plus 4.5% margin.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2019, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Interim Principal Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2018 Form 10-K. There have been no material changes to the risk factors described in our 2018 Form 10-K, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2019)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: May 1, 2019	/s/ Geoffrey Hulme
Geoffrey Hulme
Interim Principal Executive Officer
(Principal Executive Officer)

Date: May 1, 2019	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)