Form 10-Q
period 2019-06-30
Innoviva, Inc.
filed 2019-07-24
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(650) 238-9600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INVA	The NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ◻  No  ⌧

The number of shares of registrant’s common stock outstanding on July 17, 2019 was 101,279,669.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$141,952	$62,417
Short-term marketable securities	107,711	52,491
Related party receivables from collaborative arrangements	67,563	83,286
Prepaid expenses and other current assets	459	849
Total current assets	317,685	199,043
Property and equipment, net	136	160
Operating lease right-of-use asset	1,348	—
Capitalized fees paid to a related party, net	145,987	152,899
Deferred tax assets	177,114	196,054
Other assets	37	37
Total assets	$642,307	$548,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,139	$11
Accrued personnel-related expenses	371	470
Accrued interest payable	4,262	4,264
Other accrued liabilities	1,386	955
Operating lease liability, current portion	317	—
Total current liabilities	7,475	5,700
Long-term debt, net of discount and issuance costs	386,675	382,855
Operating lease liability, net of current portion	1,157	—
Other long-term liabilities	298	586
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,272 and 101,098 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,013	1,011
Additional paid-in capital	1,257,799	1,256,267
Accumulated other comprehensive income (loss)	33	(3)
Accumulated deficit	(1,032,162)	(1,103,692)
Total Innoviva stockholders’ equity	226,683	153,583
Noncontrolling interest	20,019	5,469
Total stockholders’ equity	246,702	159,052
Total liabilities and stockholders’ equity	$642,307	$548,193
*	Condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended June 30, 2019 and 2018, and $6,912 in the six months ended June 30, 2019 and 2018	$64,107	$67,086	$119,290	$119,466

Operating expenses:
General and administrative	4,347	4,411	7,362	13,396
General and administrative - related party	—	—	—	2,700
Total operating expenses	4,347	4,411	7,362	16,096

Income from operations	59,760	62,675	111,928	103,370

Other income (expense), net	(8)	39	(7)	(3,060)
Interest income	1,403	380	2,378	771
Interest expense	(4,661)	(6,478)	(9,278)	(14,135)
Income before income taxes	56,494	56,616	105,021	86,946
Income tax expense, net	10,433	—	18,941	—
Net income	46,061	56,616	86,080	86,946
Net income attributable to noncontrolling interest	8,321	1,990	14,550	2,739
Net income attributable to Innoviva stockholders	$37,740	$54,626	$71,530	$84,207

Basic net income per share attributable to Innoviva stockholders	$0.37	$0.54	$0.71	$0.84
Diluted net income per share attributable to Innoviva stockholders	$0.34	$0.49	$0.65	$0.77

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	101,151	100,873	101,105	100,739
Shares used to compute diluted net income per share	113,391	113,399	113,384	113,483

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$46,061	$56,616	$86,080	$86,946
Unrealized gain on marketable securities, net	23	12	36	8
Comprehensive income	46,084	56,628	86,116	86,954
Comprehensive income attributable to noncontrolling interest	8,321	1,990	14,550	2,739
Comprehensive income attributable to Innoviva stockholders	$37,763	$54,638	$71,566	$84,215

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2019
				Accumulated Other			Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2018	101,098	$1,011	$1,256,267	$(3)	$(1,103,692)	$5,469	$159,052
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	85	1	253	—	—	—	254
Stock-based compensation	—	—	605	—	—	—	605
Net income	—	—	—	—	33,790	6,229	40,019
Other comprehensive income	—	—	—	13	—	—	13
Balance as of March 31, 2019	101,183	1,012	1,257,125	10	(1,069,902)	11,698	199,943
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	89	1	200	—	—	—	201
Stock-based compensation	—	—	474	—	—	—	474
Net income	—	—	—	—	37,740	8,321	46,061
Other comprehensive income	—	—	—	23	—	—	23
Balance as of June 30, 2019	101,272	$1,013	$1,257,799	$33	$(1,032,162)	$20,019	$246,702

	Six Months Ended June 30, 2018
				Accumulated Other					Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Deficit
Balance as of December 31, 2017	102,046	$1,019	$1,258,151	$(18)	$(1,498,748)	(150)	$(3,263)	$152	$(242,707)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Exercise of stock options, and issuance of common stock units and stock awards, net of cancellation of stock awards and repurchase of shares to satisfy tax withholding	(571)	(5)	(2,492)	—	—	—	—	—	(2,497)
Stock-based compensation	—	—	2,169	—	—	—	—	—	2,169
Cash dividend forfeited	—	—	52	—	—	—	—	—	52
Net income	—	—	—	—	29,581	—	—	749	30,330
Other comprehensive loss	—	—	—	(4)	—	—	—	—	(4)
Balance as of March 31, 2018	101,475	1,014	1,257,880	(22)	(1,469,167)	(150)	(3,263)	811	(212,747)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(809)	(809)
Exercise of stock options, and issuance of common stock units and stock awards, net of cancellation of stock awards and repurchase of shares to satisfy tax withholding	182	1	110	—	—	—	—	—	111
Stock-based compensation	—	—	1,452	—	—	—	—	—	1,452
Cash dividend forfeited	—	—	1	—	—	—	—	—	1
Net income	—	—	—	—	54,626	—	—	1,990	56,616
Other comprehensive income	—	—	—	12	—	—	—	—	12
Balance as of June 30, 2018	101,657	$1,015	$1,259,443	$(10)	$(1,414,541)	(150)	$(3,263)	$1,992	$(155,364)

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$86,080	$86,946
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	18,940	—
Depreciation and amortization	7,080	6,936
Stock-based compensation	1,079	3,621
Amortization of debt discount and issuance costs	3,820	4,028
Amortization of discount on short-term investments	(1,124)	(160)
Amortization of lease guarantee	(162)	(162)
Loss on extinguishment of debt	—	3,137
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	15,723	(2)
Prepaid expenses and other current assets	390	178
Accounts payable	1,128	(543)
Accrued personnel-related expenses and other accrued liabilities	343	(1,539)
Accrued interest payable	(2)	(805)
Operating lease liability	(144)
Other long-term liabilities	—	4
Net cash provided by operating activities	133,151	101,639
Cash flows from investing activities
Maturities of marketable securities	57,875	54,875
Purchases of marketable securities	(111,935)	(19,284)
Net cash provided by (used in) investing activities	(54,060)	35,591
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(74)	(2,840)
Payments of principal on senior secured term loans	—	(120,000)
Payments of cash dividends to stockholders	(11)	(55)
Proceeds from issuances of common stock, net	529	454
Distributions to noncontrolling interest	—	(899)
Net cash provided by (used in) financing activities	444	(123,340)
Net increase in cash and cash equivalents	79,535	13,890
Cash and cash equivalents at beginning of period	62,417	73,336
Cash and cash equivalents at end of period	$141,952	$87,226
Supplemental disclosure of cash flow information
Cash paid for interest	$5,461	$10,913

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva, Inc. (referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is focused on royalty management. Innoviva’s portfolio includes the respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO®ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of and ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

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

Variable Interest Entity

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity into our financial statements. We consolidate the financial results of TRC, which we have determined to be a VIE, because we have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from, TRC. As of June 30, 2019 and December 31, 2018, $9.8 million and $6.4 million, respectively, of the related party receivables from collaborative arrangements were attributable to TRC. The cash balance attributable to TRC as of June 30, 2019 was $13.8 million. Total revenue for TRC related to TRELEGY® ELLIPTA® was $9.8 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, and $17.2 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market during the relevant periods was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three and six months ended June 30, 2019 and 2018, respectively.

The following table shows the computation of basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2019	2018	2019	2018
Numerator:
Net income attributable to Innoviva stockholders, basic	$37,740	$54,626	$71,530	$84,207
Add: interest expense on 2023 Notes	1,158	1,417	2,325	2,829
Net income attributable to Innoviva stockholders, diluted	$38,898	$56,043	$73,855	$87,036

Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	101,151	100,873	101,105	100,739
Dilutive effect of 2023 Notes	12,189	12,189	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	51	337	90	555
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,391	113,399	113,384	113,483

Net income per share attributable to Innoviva stockholders
Basic	$0.37	$0.54	$0.71	$0.84
Diluted	$0.34	$0.49	$0.65	$0.77

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,188	1,633	1,120	1,562

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

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Royalties from a related party - RELVAR/BREO	$47,086	$57,515	$89,826	$103,675
Royalties from a related party - ANORO	10,635	10,656	19,205	19,380
Royalties from a related party - TRELEGY	9,842	2,371	17,171	3,323
Total royalties from a related party	67,563	70,542	126,202	126,378
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(6,912)	(6,912)
Royalty revenue from GSK	$64,107	$67,086	$119,290	$119,466

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$49,012	$25	$—	$49,037
U.S. government agencies	19,919	8	—	19,927
U.S. commercial paper	38,747	—	—	38,747
Money market funds	120,581	—	—	120,581
Total	$228,259	$33	$—	$228,292

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$29,736	$—	$(3)	$29,733
U.S. government agencies	4,971	—	—	4,971
U.S. corporate notes	2,875	—	—	2,875
U.S. commercial paper	22,037	—	—	22,037
Money market funds	49,358	—	—	49,358
Total	$108,977	$—	$(3)	$108,974

As of June 30, 2019, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately two months.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of June 30, 2019 Using:
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$49,037	$—	$49,037
U.S. government agencies	—	19,927	—	19,927
U.S. commercial paper	—	38,747	—	38,747
Money market funds	120,581	—	—	120,581
Total assets measured at estimated fair value	$120,581	$107,711	$—	$228,292
Debt
Term B Loan	$—	$13,750	$—	$13,750
2023 Notes	—	252,754	—	252,754
2025 Notes	—	208,181	—	208,181
Total fair value of debt	$—	$474,685	$—	$474,685

	Estimated Fair Value Measurements as of December 31, 2018 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$29,733	$—	$29,733
U.S. government agencies	—	4,971	—	4,971
U.S. corporate notes	—	2,875	—	2,875
U.S. commercial paper	—	22,037	—	22,037
Money market funds	49,358	—	—	49,358
Total assets measured at estimated fair value	$49,358	$59,616	$—	$108,974
Debt
Term B Loan	$—	$13,750	$—	$13,750
2023 Notes	—	258,918	—	258,918
2025 Notes	—	230,692	—	230,692
Total fair value of debt	$—	$503,360	$—	$503,360

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

In connection with the separation of certain members of senior management from the Company in February 2018, an aggregate of 233,448 RSAs were forfeited, and $0.8 million of previously recognized compensation expense was reversed during the three months ended June 30, 2018.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
General and administrative	$474	$1,452	$1,079	$3,621

As of June 30, 2019, unrecognized stock-based compensation cost was as follows:

Unrecognized
Compensation
(In thousands)	Cost
RSUs	$1,095
RSAs	1,192
Total unrecognized compensation cost	$2,287

6. Debt

Our debt consists of:

	June 30,	December 31,
(In thousands)	2019	2018
Term B Loan	$13,750	$13,750
2023 Notes	240,984	240,984
2025 Notes	192,500	192,500
Total debt	447,234	447,234
Unamortized debt discount and issuance costs	(60,559)	(64,379)
Net long-term debt	$386,675	$382,855

Prepayments of Senior Secured Term Loans

On February 28 and August 1, 2018, we prepaid the principal balance of the Term B Loan by $120.0 million and $110.0 million, respectively. With the prepayments, we incurred a loss on the extinguishment of debt of $3.1 million and $2.6 million, respectively, representing unamortized debt issuance costs. The loss on the extinguishment of debt is presented as part of other expense, net in our consolidated statements of operations. As of June 30, 2019, the outstanding principal balance of the Term B Loan was $13.8 million.

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

Our outstanding 2025 Notes balances consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(58,261)	(61,766)
Net carrying amount	$134,239	$130,734
Equity component, net	$65,361	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Contractual interest expense	$1,203	$1,203	$2,406	$2,393
Amortization of debt issuance costs	136	125	269	248
Amortization of debt discount	1,635	1,496	3,236	2,975
Total interest and amortization expense	$2,974	$2,824	$5,911	$5,616

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of June 30, 2019, are as follows:

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

8. Income Taxes

Provisional income tax expense for the three and six months ended June 30, 2019 was $10.4 million and $18.9 million, respectively, compared to minimal amounts for the same periods in 2018 as a full valuation allowance was maintained on the Company's gross deferred taxes. The difference between the Company’s effective income tax rate of 18% for the six months ended June 30, 2019 and the U.S. federal statutory rate of 21% is primarily attributable to state income tax, non-deductible expenses and noncontrolling interest.

9. Lease

We have an operating lease for our corporate headquarters with a remaining lease term of approximately four years. The lease includes a five-year renewal option at our sole discretion. The total operating lease expense for this lease was $0.1 million for the three months ended June 30, 2019 and 2018, respectively; and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

Cash paid for amount included in the measurement of operating lease liabilities was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. The lease liabilities were measured using a discount rate of 7.15% based on the most recent borrowing rate for our senior secured Term B Loan at the time of adoption of ASC 842 as discussed in Note 1.

Future minimum lease payments on our corporate headquarters as of June 30, 2019 are as follows:

(In thousands)
Years ending December 31:
Remainder of 2019	$204
2020	416
2021	428
2022	441
2023	201
Total future minimum lease payments	1,690
Imputed interest	(216)
Total	$1,474

Reported as of June 30, 2019
Operating lease liability, current portion	$317
Operating lease liability, net of current portion	1,157
Total	$1,474

10. Subsequent Events

In May 2019, Theravance Biopharma, who is the owner of 85% of the economic interests in TRC, initiated arbitration against the Company and TRC, relating to a dispute as to the determination by Innoviva (as manager of TRC) to cause TRC to explore potential reinvestment opportunities for the royalty proceeds received by GSK into initiatives that Innoviva believes will increase the value of TRC and TRELEGY® ELLIPTA®. Theravance Biopharma alleges that in causing TRC to not distribute substantially all royalty proceeds received from GSK, Innoviva breached the limited liability company operating agreement governing TRC (the “Operating Agreement”), as well as the fiduciary duties applicable to Innoviva as manager of TRC. The hearing in respect of the arbitration commenced on July 23, 2019 and is expected to last several days. While Innoviva believes that it has complied with all applicable duties and is not in breach of the Operating Agreement, Theravance Biopharma is alleging such breach and is seeking material damages and there is no certainty that the arbitrator will rule in favor of Innoviva.

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

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of June 30, 2019, we had six employees. Our revenues consist of royalties from our respiratory partnership agreements with GSK.

Recent Highlights

GSK Net Sales:

o	Second quarter 2019 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $313.9 million, down 18% from $383.4 million in the second quarter of 2018, with $116.4 million in net sales from the U.S. market and $197.5 million from non-U.S. markets.
o	Second quarter 2019 net sales of ANORO® ELLIPTA® by GSK were $163.6 million, down slightly from $163.9 million in the second quarter of 2018, with $102.2 million net sales from the U.S. market and $61.4 million from non-U.S. markets.
o	Second quarter 2019 net sales of TRELEGY® ELLIPTA® by GSK were $151.4 million, up significantly from $36.5 million in the second quarter of 2018, with $109.5 million in net sales from the U.S. market and $41.9 million in net sales from non-U.S. markets.

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

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Royalties from a related party - RELVAR/BREO	$47,086	$57,515	$(10,429)	(18)%	$89,826	$103,675	$(13,849)	(13)%
Royalties from a related party - ANORO	10,635	10,656	(21)	0%	19,205	19,380	(175)	(1)%
Royalties from a related party - TRELEGY	9,842	2,371	7,471	*	17,171	3,323	13,848	*
Total royalties from a related party	67,563	70,542	(2,979)	(4)%	126,202	126,378	(176)	0%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—	(6,912)	(6,912)	—	—
Royalty revenue from GSK	$64,107	$67,086	$(2,979)	(4)%	$119,290	$119,466	$(176)	0%
*	Not meaningful

Total net revenue decreased to $64.1 million and $119.3 million for the three and six months ended June 30, 2019, compared to $67.1 million and $119.5 million, respectively, for the same periods a year ago. Royalties for RELVAR®/BREO® ELLIPTA® were lower primarily due to the increasing pricing pressure in the U.S., offset by the volume growth in both U.S. and non-U.S. markets. ANORO® ELLIPTA® maintained its steady volume growth, offset by the increasing pricing pressure in the U.S. Growth in prescriptions and market share for TRELEGY® ELLIPTA® continued quarter over quarter.

General & Administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
General and administrative expenses	$4,347	$4,411	$(64)	(1)%	$7,362	$13,396	$(6,034)	(45)%
General and administrative expenses - related party	—	—	—	—	—	2,700	(2,700)	—

General and administrative expenses for the three months ended June 30, 2019 were slightly lower, compared to the same period in 2018.

General and administrative expenses for the six months ended June 30, 2019 were $7.4 million compared with $13.4 million in the six months ended June 30, 2018, a decrease of $6.0 million mainly attributable to lower personnel-related expenses as a result of lower headcount. The amount for the six months ended June 30, 2018 included $3.2 million cash severance payments in connection with certain members of senior management’s separation from the Company and payment of $2.7 million to Sarissa to partially reimburse expenses pursuant to a settlement agreement in February 2018.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(In thousands)	2019	2018		$2019	2018	$
Other income (expense), net	$(8)	$39	$(47)	$(7)	$(3,060)	$3,053
Interest income	1,403	380	1,023	2,378	771	1,607

Other income (expense), net for the six months ended June 30, 2018, mainly consists of the loss on the extinguishment of debt of $3.1 million in relation to the $120.0 million prepayment of our Term B Loan.

Interest income increased for the three and six months ended June 30, 2019, as compared to the same periods a year ago primarily due to higher cash and investment balances.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Interest expense	$4,661	$6,478	$(1,817)	(28)%	$9,278	$14,135	$(4,857)	(34)%

Interest expense decreased for the three and six months ended June 30, 2019, compared to the same periods a year ago primarily due to the lower average outstanding debt balance. See “Liquidity” section below for further information.

Provision for Income Taxes

The provisional income tax expense for the three and six months ended June 30, 2019 was $10.4 million and $18.9 million, respectively, with an effective income tax rate of 18%, compared to immaterial amounts in the same periods a year ago as a full valuation allowance was maintained on our gross deferred taxes.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior period, was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Net income attributable to noncontrolling interest	$8,321	$1,990	$6,331	$14,550	$2,739	$11,811

This represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the three and six  months ended June 30, 2019 and 2018. The increase was primarily due to the increase in the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the six months ended June 30, 2019, we generated gross royalty revenues from GSK of $126.2 million. Net cash and cash equivalents, short term investments and marketable securities totaled $249.7 million, and royalties receivable from GSK totaled $67.6 million as of June 30, 2019.

On August 18, 2017, we entered into a Credit Agreement and completed a financing of the $250.0 million Term B Loan. The Term B Loan will mature on August 18, 2022. Two and a half percent (2.5%) of the initial principal amount was originally due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The Credit Agreement also provides us the ability to request one or more additional tranches of term loans (or increase an existing term loan) at any time prior to maturity. In December 2017, February 2018 and August 2018, we repaid the principal balance of the Term B Loan by $6.3 million, $120.0 million and $110.0 million, respectively. The outstanding principal balance of the Term B Loan as of June 30, 2019 was $13.8 million.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Net cash provided by operating activities	$133,151	$101,639	$31,512
Net cash provided by (used in) investing activities	(54,060)	35,591	(89,651)
Net cash provided by (used in) financing activities	444	(123,340)	123,784

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2019 was $133.2 million, consisting primarily of our net income of $86.1 million, adjusted for non-cash items such as $18.9 million of deferred income taxes, $7.1 million of depreciation and amortization and $3.8 million amortization of debt discount and issuance costs, as well as a decrease in receivables from collaborative arrangements of $15.7 million.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2019 of $54.1 million was primarily due to $111.9 million in purchases of marketable securities partially offset by $57.9  million proceeds received from maturities of marketable securities.

Net cash flows from investing activities for the six months ended June 30, 2018 of $35.6 million was primarily due to $54.9 million proceeds received from maturities of marketable securities, partially offset by $19.3 million in purchases of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 of $0.4 million was primarily due to $0.5 million net proceeds from issuance of common stock.

Net cash used in financing activities for the six months ended June 30, 2018 of $123.3 million was primarily due to $120.0 million prepayment on our Term B Loan and $2.8 million paid for the repurchase of shares to satisfy tax withholding.

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma, Inc. (“Theravance Biopharma”) in connection with the spin-off of Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of June 30, 2019, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $6.0 million. The carrying value of this lease guarantee was $0.3 million as of June 30, 2019 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of June 30, 2019.

		Payment Due by Period
		Less Than			More Than
(In thousands)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
2023 Notes	$261,468	$5,121	$10,242	$246,105	$—
2025 Notes	223,781	4,813	9,625	9,625	199,718
Term B Loan*	13,750	—	—	13,750	—
Facility lease	1,690	409	856	425	—
Total	$500,689	$10,343	$20,723	$269,905	$199,718
*	The Term B Loan balances reflect the principal repayment obligations and do not include the interest payments as the loan bears interest at a varying rate of three-month LIBOR plus 4.5% margin.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2019, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Interim Principal Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In May 2019, Theravance Biopharma, who is the owner of 85% of the economic interests in TRC, initiated arbitration against the Company and TRC, relating to a dispute as to the determination by Innoviva (as manager of TRC) to cause TRC to explore potential reinvestment opportunities for the royalty proceeds received by GSK into initiatives that Innoviva believes will increase the value of TRC and TRELEGY® ELLIPTA®. Theravance Biopharma alleges that in causing TRC to not distribute substantially all royalty proceeds received from GSK, Innoviva breached the limited liability company operating agreement governing TRC (the “Operating Agreement”), as well as the fiduciary duties applicable to Innoviva as manager of TRC. The hearing in respect of the arbitration commenced on July 23, 2019 and is expected to last several days. While Innoviva believes that it has complied with all applicable duties and is not in breach of the Operating Agreement, Theravance Biopharma is alleging such breach and is seeking material damages and there is no certainty that the arbitrator will rule in favor of Innoviva.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2018 Form 10-K. Except as set forth under “Item 1. Legal Proceedings” above, there have been no material changes to the risk factors described in our 2018 Form 10-K, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)	Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date

31.1	Certification of Principal Executive Officer pursuant to Rules 13a14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2019) formatted in iXBRL (Inline eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: July 24, 2019	/s/ Geoffrey Hulme
Geoffrey Hulme
Interim Principal Executive Officer
(Principal Executive Officer)

Date: July 24, 2019	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)