Form 10-Q
period 2019-09-30
Innoviva, Inc.
filed 2019-10-30
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-30319

INNOVIVA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3265960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1350 Old Bayshore Highway Suite 400

Burlingame, CA 94010

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

The number of shares of registrant’s common stock outstanding on October 22, 2019 was 101,279,069.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$172,946	$62,417
Short-term marketable securities	124,255	52,491
Related party receivables from collaborative arrangements	69,211	83,286
Prepaid expenses and other current assets	383	849
Total current assets	366,795	199,043
Property and equipment, net	24	160
Capitalized fees paid to a related party, net	142,531	152,899
Deferred tax assets	166,555	196,054
Other assets	48	37
Total assets	$675,953	$548,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35	$11
Accrued personnel-related expenses	509	470
Accrued interest payable	1,773	4,264
Other accrued liabilities	1,012	955
Total current liabilities	3,329	5,700
Long-term debt, net of discount and issuance costs	388,644	382,855
Other long-term liabilities	217	586
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,279 and 101,098 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,013	1,011
Additional paid-in capital	1,258,370	1,256,267
Accumulated other comprehensive income (loss)	25	(3)
Accumulated deficit	(992,353)	(1,103,692)
Total Innoviva stockholders’ equity	267,055	153,583
Noncontrolling interest	16,708	5,469
Total stockholders’ equity	283,763	159,052
Total liabilities and stockholders’ equity	$675,953	$548,193
*	Condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended September 30, 2019 and 2018, and $10,368 in the nine months ended September 30, 2019 and 2018	$65,755	$61,680	$185,045	$181,146

Operating expenses:
General and administrative	4,962	4,019	12,324	17,415
General and administrative - related party	—	—	—	2,700
Total operating expenses	4,962	4,019	12,324	20,115

Income from operations	60,793	57,661	172,721	161,031

Other expense, net	(115)	(2,626)	(122)	(5,686)
Interest income	1,624	370	4,002	1,141
Interest expense	(4,693)	(5,238)	(13,971)	(19,373)
Income before income taxes	57,609	50,167	162,630	137,113
Income tax expense, net	10,558	—	29,499	—
Net income	47,051	50,167	133,131	137,113
Net income attributable to noncontrolling interest	7,242	3,078	21,792	5,817
Net income attributable to Innoviva stockholders	$39,809	$47,089	$111,339	$131,296

Basic net income per share attributable to Innoviva stockholders	$0.39	$0.47	$1.10	$1.30
Diluted net income per share attributable to Innoviva stockholders	$0.36	$0.43	$1.01	$1.19

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	101,191	100,936	101,134	100,806
Shares used to compute diluted net income per share	113,415	113,363	113,394	113,444

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$47,051	$50,167	$133,131	$137,113
Unrealized gain (loss) on marketable securities, net	(8)	7	28	15
Comprehensive income	47,043	50,174	133,159	137,128
Comprehensive income attributable to noncontrolling interest	7,242	3,078	21,792	5,817
Comprehensive income attributable to Innoviva stockholders	$39,801	$47,096	$111,367	$131,311

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2019
				Accumulated Other			Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2018	101,098	$1,011	$1,256,267	$(3)	$(1,103,692)	$5,469	$159,052
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	85	1	253	—	—	—	254
Stock-based compensation	—	—	605	—	—	—	605
Net income	—	—	—	—	33,790	6,229	40,019
Other comprehensive income	—	—	—	13	—	—	13
Balance as of March 31, 2019	101,183	1,012	1,257,125	10	(1,069,902)	11,698	199,943
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	89	1	200	—	—	—	201
Stock-based compensation	—	—	474	—	—	—	474
Net income	—	—	—	—	37,740	8,321	46,061
Other comprehensive income	—	—	—	23	—	—	23
Balance as of June 30, 2019	101,272	1,013	1,257,799	33	(1,032,162)	20,019	246,702
Distributions to noncontrolling interest	—	—	—	—	—	(10,553)	(10,553)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	7	—	82	—	—	—	82
Stock-based compensation	—	—	489	—	—	—	489
Net income	—	—	—	—	39,809	7,242	47,051
Other comprehensive loss	—	—	—	(8)	—	—	(8)
Balance as of September 30, 2019	101,279	$1,013	$1,258,370	$25	$(992,353)	$16,708	$283,763

	Nine Months Ended September 30, 2018
				Accumulated Other					Total
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Interest	Deficit
Balance as of December 31, 2017	102,046	$1,019	$1,258,151	$(18)	$(1,498,748)	(150)	$(3,263)	$152	$(242,707)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Exercise of stock options, and issuance of common stock units and stock awards, net of cancellation of stock awards and repurchase of shares to satisfy tax withholding	(571)	(5)	(2,492)	—	—	—	—	—	(2,497)
Stock-based compensation	—	—	2,169	—	—	—	—	—	2,169
Cash dividend forfeited	—	—	52	—	—	—	—	—	52
Net income	—	—	—	—	29,581	—	—	749	30,330
Other comprehensive loss	—	—	—	(4)	—	—	—	—	(4)
Balance as of March 31, 2018	101,475	1,014	1,257,880	(22)	(1,469,167)	(150)	(3,263)	811	(212,747)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(809)	(809)
Exercise of stock options, and issuance of common stock units and stock awards, net of cancellation of stock awards and repurchase of shares to satisfy tax withholding	182	1	110	—	—	—	—	—	111
Stock-based compensation	—	—	1,452	—	—	—	—	—	1,452
Cash dividend forfeited	—	—	1	—	—	—	—	—	1
Net income	—	—	—	—	54,626	—	—	1,990	56,616
Other comprehensive income	—	—	—	12	—	—	—	—	12
Balance as of June 30, 2018	101,657	1,015	1,259,443	(10)	(1,414,541)	(150)	(3,263)	1,992	(155,364)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,989)	(1,989)
Exercise of stock options, and issuance of common stock units and stock awards, net of cancellation of stock awards and repurchase of shares to satisfy tax withholding	(468)	(4)	(238)	—	—	—	—	—	(242)
Stock-based compensation	—	—	(874)	—	—	—	—	—	(874)
Cash dividend forfeited	—	—	19	—	—	—	—	—	19
Net income	—	—	—	—	47,089	—	—	3,078	50,167
Other comprehensive income	—	—	—	7	—	—	—	—	7
Balance as of September 30, 2018	101,189	$1,011	$1,258,350	$(3)	$(1,367,452)	(150)	$(3,263)	$3,081	$(108,276)

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$133,131	$137,113
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	29,499	—
Depreciation and amortization	10,400	10,404
Stock-based compensation	1,568	2,747
Amortization of debt discount and issuance costs	5,789	5,895
Amortization of discount on short-term investments	(1,739)	(224)
Amortization of lease guarantee	(243)	(243)
Loss on write-off of property and equipment	104	—
Loss on extinguishment of debt	—	5,745
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	14,075	5,404
Prepaid expenses and other current assets	466	241
Other assets	(11)	—
Accounts payable	24	(492)
Accrued personnel-related expenses and other accrued liabilities	107	(695)
Accrued interest payable	(2,491)	(4,145)
Other long-term liabilities	(126)	4
Net cash provided by operating activities	190,553	161,754
Cash flows from investing activities
Maturities of marketable securities	160,925	71,375
Purchases of marketable securities	(230,922)	(22,262)
Net cash provided by (used in) investing activities	(69,997)	49,113
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(81)	(3,082)
Payments of principal on senior secured term loans	—	(230,000)
Payments of cash dividends to stockholders	(11)	(72)
Proceeds from issuances of common stock, net	618	454
Distributions to noncontrolling interest	(10,553)	(2,888)
Net cash used in financing activities	(10,027)	(235,588)
Net increase (decrease) in cash and cash equivalents	110,529	(24,721)
Cash and cash equivalents at beginning of period	62,417	73,336
Cash and cash equivalents at end of period	$172,946	$48,615
Supplemental disclosure of cash flow information
Cash paid for interest	$10,674	$17,622

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

Variable Interest Entity

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity into our financial statements. We consolidate the financial results of TRC, which we have determined to be a VIE, because we have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from, TRC. As of September 30, 2019 and December 31, 2018, $11.2 million and $6.4 million, respectively, of the related party receivables from collaborative arrangements were attributable to TRC. The cash balance attributable to TRC as of September 30, 2019 was $11.2 million. Total revenue for TRC related to TRELEGY® ELLIPTA® was $11.2 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively, and $28.4 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively. Total operating expenses were $2.8 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, compared to minimal amounts for the same periods in 2018. The expenses were primarily related to an arbitration initiated by Theravance Biopharma against the Company and TRC, as further described in Item 1 of Part II of this Form 10-Q entitled "Legal Proceedings".

Accounting Pronouncement Adopted by the Company

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires an entity to recognize right of use assets representing its right to use the underlying asset for the lease term and lease liabilities representing the present value of the future lease payments for both financing and operating leases on its consolidated balance sheets. For a lease with a term of 12 months or less, the standard allows an entity to elect not to recognize a right-of-use asset and a lease liability and recognize the lease expense on a straight-line basis. We adopted the standard on the effective date of January 1, 2019 using the alternative transition approach. This approach is similar to a prospective transition, which requires the application of ASC 842 at the effective date with a cumulative-effect adjustment recognized through retained earnings. Under this approach, we do not present the adjusted comparative periods. Our pro-rata share of common area expenses are recorded as lease expense when incurred since they are variable and considered non-lease components under the standard. The most significant impact of the adoption to us is that we recognized a right-of-use asset in the amount of $1.5 million and lease liabilities in the total amount of $1.6 million at January 1, 2019 for the operating lease on our corporate headquarters. The adoption did not have a material impact on our retained earnings and consolidated statements of income and cash flows. On September 13, 2019, we executed a lease termination agreement on this lease and as a result, we reversed $1.3 million and $1.4 million, representing the carrying amounts of the right-of-use asset and lease liabilities, respectively, as of the termination date (see Note 9).

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

2. Net Income Per Share

Basic net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the “2023 Notes”) using the if converted method.

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market during the relevant periods was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three and nine months ended September 30, 2019 and 2018, respectively.

The following table shows the computation of basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2019	2018	2019	2018
Numerator:
Net income attributable to Innoviva stockholders, basic	$39,809	$47,089	$111,339	$131,296
Add: interest expense on 2023 Notes	1,157	1,413	3,482	4,242
Net income attributable to Innoviva stockholders, diluted	$40,966	$48,502	$114,821	$135,538

Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	101,191	100,936	101,134	100,806
Dilutive effect of 2023 Notes	12,189	12,189	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	35	238	71	449
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,415	113,363	113,394	113,444

Net income per share attributable to Innoviva stockholders
Basic	$0.39	$0.47	$1.10	$1.30
Diluted	$0.36	$0.43	$1.01	$1.19

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,144	1,557	1,128	1,561

3. Revenue Recognition and Collaborative Arrangements

Revenue is recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Revenue is recognized through a five-step process: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price for the contract; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied. We recognize the royalty revenue on licensee net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned and reported to us. Royalties are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to GSK.

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Royalties from a related party - RELVAR/BREO	$46,433	$51,745	$136,259	$155,420
Royalties from a related party - ANORO	11,548	9,769	30,753	29,149
Royalties from a related party - TRELEGY	11,230	3,622	28,401	6,945
Total royalties from a related party	69,211	65,136	195,413	191,514
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(10,368)	(10,368)
Royalty revenue from GSK	$65,755	$61,680	$185,045	$181,146

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	September 30, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$91,440	$26	$(1)	$91,465
U.S. commercial paper	54,356	—	—	54,356
Money market funds	101,636	—	—	101,636
Total	$247,432	$26	$(1)	$247,457

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$29,736	$—	$(3)	$29,733
U.S. government agencies	4,971	—	—	4,971
U.S. corporate notes	2,875	—	—	2,875
U.S. commercial paper	22,037	—	—	22,037
Money market funds	49,358	—	—	49,358
Total	$108,977	$—	$(3)	$108,974

As of September 30, 2019, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately four months.

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of September 30, 2019 Using:
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$91,465	$—	$91,465
U.S. commercial paper	—	54,356	—	54,356
Money market funds	101,636	—	—	101,636
Total assets measured at estimated fair value	$101,636	$145,821	$—	$247,457
Debt
Term B Loan	$—	$13,750	$—	$13,750
2023 Notes	—	226,139	—	226,139
2025 Notes	—	182,729	—	182,729
Total fair value of debt	$—	$422,618	$—	$422,618

	Estimated Fair Value Measurements as of December 31, 2018 Using:
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$29,733	$—	$29,733
U.S. government agencies	—	4,971	—	4,971
U.S. corporate notes	—	2,875	—	2,875
U.S. commercial paper	—	22,037	—	22,037
Money market funds	49,358	—	—	49,358
Total assets measured at estimated fair value	$49,358	$59,616	$—	$108,974
Debt
Term B Loan	$—	$13,750	$—	$13,750
2023 Notes	—	258,918	—	258,918
2025 Notes	—	230,692	—	230,692
Total fair value of debt	$—	$503,360	$—	$503,360

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
General and administrative	$489	$(874)	$1,568	$2,747

For the three months ended September 30, 2018, $1.9 million of stock-based compensation was reversed for the forfeited market-based awards and service-based awards noted above due to the separation of senior management members.

As of September 30, 2019, unrecognized stock-based compensation cost was as follows:

Unrecognized
Compensation
(In thousands)	Cost
RSUs	$733
RSAs	1,067
Total unrecognized compensation cost	$1,800

6. Debt

Our debt consists of:

	September 30,	December 31,
(In thousands)	2019	2018
Term B Loan	$13,750	$13,750
2023 Notes	240,984	240,984
2025 Notes	192,500	192,500
Total debt	447,234	447,234
Unamortized debt discount and issuance costs	(58,590)	(64,379)
Net long-term debt	$388,644	$382,855

Prepayments of Senior Secured Term Loans

On February 28 and August 1, 2018, we prepaid the principal balance of the Term B Loan by $120.0 million and $110.0 million, respectively. With the prepayments, we incurred a loss on the extinguishment of debt of $3.1 million and $2.6 million, respectively, representing unamortized debt issuance costs. The loss on the extinguishment of debt is presented as part of other expense, net in our consolidated statements of income. As of September 30, 2019, the outstanding principal balance of the Term B Loan was $13.8 million and will mature in August 2022.

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

Our outstanding 2025 Notes balances consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(56,448)	(61,766)
Net carrying amount	$136,052	$130,734
Equity component, net	$65,361	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Contractual interest expense	$1,203	$1,203	$3,609	$3,596
Amortization of debt issuance costs	139	127	408	375
Amortization of debt discount	1,673	1,532	4,909	4,507
Total interest and amortization expense	$3,015	$2,862	$8,926	$8,478

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of September 30, 2019, are as follows:

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

8. Income Taxes

Provisional income tax expense for the three and nine months ended September 30, 2019 was $10.6 million and $29.5 million, respectively, compared to minimal amounts for the same periods in 2018 as a full valuation allowance was maintained on the Company's gross deferred taxes. The difference between the Company’s effective income tax rate of 18% for the nine months ended September 30, 2019 and the U.S. federal statutory rate of 21% is primarily attributable to state income tax, non-deductible expenses and noncontrolling interest.

9. Lease

In September 2019, we terminated the operating lease for our corporate headquarters in Brisbane, California and entered into a new operating lease in Burlingame, California. The commencement date of the new lease is anticipated to be in early November due to the office updates.

In connection with the termination of the lease, we incurred $0.6 million termination related fees. We reversed the carrying amounts of the right-of-use asset and the lease liabilities that were accounted for at the time of the adoption of ASC 842 as discussed in Note 1.

The total operating lease expense was $0.1 million for the three months ended September 30, 2019 and 2018, respectively; and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of September 30, 2019, we had six employees. Our revenues consist of royalties from our respiratory partnership agreements with GSK.

Recent Highlights

●	GSK Net Sales:
o	Third quarter 2019 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $309.5 million, down 10% from $344.9 million in the third quarter of 2018, with $122.3 million in net sales from the U.S. market and $187.2 million from non-U.S. markets.
o	Third quarter 2019 net sales of ANORO® ELLIPTA® by GSK were $177.7 million, up 18% from $150.8 million in the third quarter of 2018, with $116.4 million net sales from the U.S. market and $61.3 million from non-U.S. markets.
o	Third quarter 2019 net sales of TRELEGY® ELLIPTA® by GSK were $172.8 million, up significantly from $55.7 million in the third quarter of 2018, with $129.6 million in net sales from the U.S. market and $43.2 million in net sales from non-U.S. markets.

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the “Additional MABAs”). The development program has been funded in full by GSK. GSK is in the process of determining next steps for the program. For a detailed discussion of our alliance with GSK, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our 2018 Form 10-K.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016 02, Leases (Topic 842), which requires an entity to recognize right of use assets representing its right to use the underlying asset for the lease term and lease liabilities representing the present value of the future lease payments for both financing and operating leases on its consolidated balance sheets. For a lease with a term of 12 months or less, the standard allows an entity to elect not to recognize a right-of-use asset and a lease liability and recognize the lease expense on a straight-line basis. We adopted the standard on the effective date of January 1, 2019 using the alternative transition approach. This approach is similar to a prospective transition, which requires the application of ASC 842 at the effective date with a cumulative-effect adjustment recognized through retained earnings. Under this approach, we do not present the adjusted comparative periods. Our pro-rata share of common area expenses are recorded as lease expense when incurred since they are variable and considered non-lease components under the standard. The most significant impact of the adoption to us is that we recognized a right-of- use asset in the amount of $1.5 million and lease liabilities in the total amount of $1.6 million at January 1, 2019 for the operating lease on our corporate headquarters. The adoption did not have a material impact on our retained earnings and consolidated statements of income and cash flows. On September 13, 2019, we executed a lease termination agreement on this lease and as a result, we reversed $1.4 million and $1.3 million, representing the carrying amounts of the right-of-use asset and lease liabilities, respectively, as of the termination date.

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

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Royalties from a related party - RELVAR/BREO	$46,433	$51,745	$(5,312)	(10)%	$136,259	$155,420	$(19,161)	(12)%
Royalties from a related party - ANORO	11,548	9,769	1,779	18%	30,753	29,149	1,604	6%
Royalties from a related party - TRELEGY	11,230	3,622	7,608	*	28,401	6,945	21,456	*
Total royalties from a related party	69,211	65,136	4,075	6%	195,413	191,514	3,899	2%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—	(10,368)	(10,368)	—	—
Royalty revenue from GSK	$65,755	$61,680	$4,075	7%	$185,045	$181,146	$3,899	2%
*	Not meaningful

Total net revenue increased to $65.8 million and $185.0 million for the three and nine months ended September 30, 2019, compared to $61.7 million and $181.1 million, respectively, for the same periods a year ago. Royalties for RELVAR®/BREO® ELLIPTA® were lower primarily due to the increasing pricing pressure in the U.S., offset by the volume growth in both U.S. and non-U.S. markets. ANORO® ELLIPTA® maintained its steady volume growth, offset by the increasing pricing pressure in the U.S. Growth in prescriptions and market share for TRELEGY® ELLIPTA® continued quarter over quarter.

General & Administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
General and administrative expenses	$4,962	$4,019	$943	23%	$12,324	$17,415	$(5,091)	(29)%
General and administrative expenses - related party	—	—	—	—	—	2,700	(2,700)	—

General and administrative expenses for the three months ended September 30, 2019 were slightly higher, compared to the same period in 2018. The amount for the three months ended September 30, 2019 includes $2.8 million legal and related fees incurred for the arbitration initiated by Theravance Biopharma against the Company and TRC, as further described in Item 1 of Part II of this Form 10-Q entitled "Legal Proceedings". On September 26, 2019, the arbitrator issued a final decision. These costs were accounted for as TRC’s expenses and consolidated in the Company’s consolidated statements of income. The amount for the three months ended September 30, 2018 included $2.5 million cash severance costs and a reversal of $1.9 million stock-based compensation expense in connection with the separation of senior management members.

General and administrative expenses for the nine months ended September 30, 2019 were $12.3 million compared with $17.4 million in the nine months ended September 30, 2018, a decrease of $5.1 million mainly attributable to lower personnel-related expenses as a result of lower headcount. The amount for the nine months ended September 30, 2019 includes $3.1 million legal and related fees incurred for the arbitration, of which $2.8 million was accounted for as TRC’s expenses and consolidated in the Company’s consolidated statements of income. The amount for the nine months ended September 30, 2018 included $5.7 million cash severance payments in connection with certain members of senior management’s separation from the Company and payment of $2.7 million to Sarissa to partially reimburse expenses pursuant to a settlement agreement in February 2018.

Other Income (Expense), net and Interest Income

Other income (expense), net and interest income, as compared to the prior year period, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Other expense, net	$(115)	$(2,626)	$2,511	$(122)	$(5,686)	$5,564

Interest income	1,624	370	1,254	4,002	1,141	2,861

Other income (expense), net for the three and nine months ended September 30, 2018 mainly consists of the loss on the extinguishment of debt of $2.6 million and $5.7 million, respectively, in relation to the prepayments of our Term B Loan.

Interest income increased for the three and nine months ended September 30, 2019, as compared to the same periods a year ago primarily due to higher cash and investment balances.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Interest expense	$4,693	$5,238	$(545)	(10)%	$13,971	$19,373	$(5,402)	(28)%

Interest expense decreased for the three and nine months ended September 30, 2019, compared to the same periods a year ago primarily due to the lower average outstanding debt balance. See “Liquidity” section below for further information.

Provision for Income Taxes

The provisional income tax expense for the three and nine months ended September 30, 2019 was $10.6 million and $29.5 million, respectively, with an effective income tax rate of 18%, compared to immaterial amounts in the same periods a year ago as a full valuation allowance was maintained on our gross deferred taxes.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior period, was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Net income attributable to noncontrolling interest	$7,242	$3,078	$4,164	$21,792	$5,817	$15,975

This represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the three and nine  months ended September 30, 2019 and 2018. The increase was primarily due to the increase in the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the nine months ended September 30, 2019, we generated gross royalty revenues from GSK of $195.4 million. Net cash and cash equivalents, short term investments and marketable securities totaled $297.2 million, and royalties receivable from GSK totaled $69.2 million as of September 30, 2019.

On August 18, 2017, we entered into a Credit Agreement and completed a financing of the $250.0 million Term B Loan. The Term B Loan will mature on August 18, 2022. Two and a half percent (2.5%) of the initial principal amount was originally due quarterly beginning December 31, 2017. The remaining outstanding balance is due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The Credit Agreement also provides us the ability to request one or more additional tranches of term loans (or increase an existing term loan) at any time prior to maturity. In December 2017, February 2018 and August 2018, we repaid the principal balance of the Term B Loan by $6.3 million, $120.0 million and $110.0 million, respectively. The outstanding principal balance of the Term B Loan as of September 30, 2019 was $13.8 million.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018	Change
Net cash provided by operating activities	$190,553	$161,754	$28,799
Net cash provided by (used in) investing activities	(69,997)	49,113	(119,110)
Net cash used in financing activities	(10,027)	(235,588)	225,561

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2019 was $190.6 million, consisting primarily of our net income of $133.1 million, adjusted for non-cash items such as $29.5 million of deferred income taxes, $10.4 million of depreciation and amortization and $5.8 million amortization of debt discount and issuance costs, as well as a decrease in receivables from collaborative arrangements of $14.1 million.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities for the nine months ended September 30, 2019 of $70.0 million was primarily due to $230.9 million in purchases of marketable securities partially offset by $160.9 million proceeds received from maturities of marketable securities.

Net cash flows from investing activities for the nine months ended September 30, 2018 of $49.1 million was primarily due to $71.4 million proceeds received from maturities of marketable securities, partially offset by $22.3 million in purchases of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 of $10.0 million was primarily due to $10.6 million distributions to noncontrolling interest.

Net cash used in financing activities for the nine months ended September 30, 2018 of $235.6 million was primarily due to $230.0 million prepayments on our Term B Loan, $3.1 million paid for the repurchase of shares to satisfy tax withholding and distributions to noncontrolling interest of $2.9 million.

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma, Inc. (“Theravance Biopharma”) in connection with the spin-off of Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of September 30, 2019, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $4.4 million. The carrying value of this lease guarantee was $0.2 million as of September 30, 2019 and is reflected in other long-term liabilities in our condensed consolidated balance sheet.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of September 30, 2019.

		Payment Due by Period
		Less Than			More Than
(In thousands)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
2023 Notes	$258,907	$5,121	$10,242	$243,544	$—
2025 Notes	221,375	4,813	9,625	9,625	197,312
Term B Loan*	13,750	—	—	13,750	—
Total	$494,032	$9,934	$19,867	$266,919	$197,312
*	The Term B Loan balances reflect the principal repayment obligations and do not include the interest payments as the loan bears interest at a varying rate of three-month LIBOR plus 4.5% margin.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of September 30, 2019, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Interim Principal Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In May 2019, Theravance Biopharma, who is the owner of 85% of the economic interests in TRC, initiated arbitration against the Company and TRC, relating to a dispute as to the determination by Innoviva (as manager of TRC) to cause TRC to explore potential reinvestment opportunities for the royalty proceeds received by GSK into initiatives that Innoviva believes will increase the value of TRC and TRELEGY® ELLIPTA®. Theravance Biopharma alleged that in causing TRC to not distribute substantially all royalty proceeds received from GSK, Innoviva breached the limited liability company operating agreement governing TRC (the “Operating Agreement”), as well as the fiduciary duties applicable to Innoviva as manager of TRC. The hearing in respect of the arbitration was conducted from July 23, 2019 through July 25, 2019. Post-arbitration oral argument was heard on August 14, 2019. On September 26, 2019, the arbitrator issued a final decision. The arbitrator ruled that Innoviva did not breach the Operating Agreement or its fiduciary duties by withholding royalties or pursuing reinvestment opportunities. Accordingly, the Company is permitted to continue to pursue development and commercialization initiatives. The arbitrator did conclude that Innoviva breached a provision of the Operating Agreement requiring Innoviva to deliver quarterly financial plans to Theravance Biopharma. However, the arbitrator concluded that this technical breach did not cause any damages to Theravance Biopharma and the arbitrator awarded limited injunctive relief to expand and clarify the disclosure obligations under the Operating Agreement related to the delivery of financial plans and the pursuit of investment opportunities. Finally, the arbitrator ruled that the Company is entitled to indemnification from TRC for 95% of its total fees and expenses incurred in connection with the arbitration.

On September 30, 2019, the Company and TRC filed a Verified Complaint in the Court of Chancery of the State of Delaware to confirm the arbitration award. That matter is still pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)	Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date

10.84	Lease Termination Agreement between Innoviva, Inc. and HCP Life Science Reit, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2019) formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: October 30, 2019	/s/ Geoffrey Hulme
Geoffrey Hulme
Interim Principal Executive Officer
(Principal Executive Officer)

Date: October 30, 2019	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)