Form 10-K
period 2019-12-31
Innoviva, Inc.
filed 2020-02-19
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-30319

INNOVIVA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3265960 (I.R.S. Employer Identification No.)

1350 Old Bayshore Highway, Suite 400 Burlingame, CA (Address of principal executive offices)	94010 (Zip Code)

Registrant’s telephone number, including area code: (650) 238-9600

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock $0.01 Par Value	INVA	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 28, 2019 was $1,006,059,818. This calculation does not reflect a determination that persons are affiliates for any other purpose.

On February 11, 2020, there were 101,300,967 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

INNOVIVA, INC.

2019 Form 10-K Annual Report

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Act”). Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR ®/BREO ® ELLIPTA ® , ANORO ® ELLIPTA ®and TRELEGY ® ELLIPTA ® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the company (including the company’s growth strategy and corporate development initiatives beyond the existing respiratory portfolio); the timing, manner and amount of potential capital returns to stockholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; projections of revenue, expenses and other financial items and risks discussed below in “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this Annual Report on Form 10-K. We also encourage you to read Item 1A of Part I of this Annual Report on Form 10-K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (“SEC”) from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

PART I

ITEM 1.   BUSINESS

Overview

Innoviva, Inc. (“Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a company with a portfolio of royalties that include respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR® /BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® , which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR® /BREO® ELLIPTA® and ANORO® ELLIPTA®.

Our headquarters are located at 1350 Old Bayshore Highway, Suite 400, Burlingame, CA 94010. The Company was incorporated in Delaware in November 1996 under the name Advanced Medicine, Inc., and began operations in May 1997. It later changed its name to Theravance, Inc. in April 2002. In June 2014, we spun-off our research and development operations. In January 2016, we rebranded and changed our name to Innoviva, Inc.

Our Strategy

Our corporate strategy is currently focused on the goal of maximizing stockholder value by, among other things, maximizing the potential value of our respiratory assets partnered with GSK and optimizing our operations and capital allocation.

Our Relationship with GSK

LABA Collaboration

In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once-daily products for the treatment of chronic obstructive pulmonary disease (“COPD”) and asthma. The collaboration has developed three combination products:

●	RELVAR® /BREO® ELLIPTA® (“FF/VI”) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (“VI”), and an inhaled corticosteroid (“ICS”), fluticasone furoate (“FF”),
●	ANORO® ELLIPTA® (“UMEC/VI”), a once-daily medicine combining a long-acting muscarinic antagonist (“LAMA”), umeclidinium bromide (“UMEC”), with a LABA, VI, and
●	TRELEGY® ELLIPTA® (the combination FF/UMEC/VI), a once-daily combination medicine consisting of an ICS, LAMA and LABA.

As a result of the launch and approval of RELVAR® /BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, in accordance with the LABA Collaboration Agreement, we paid milestone fees to GSK totaling $220.0 million during the year ended December 31, 2014. The milestone fees paid to GSK were recognized as capitalized fees paid to a related party, which are being amortized over their estimated useful lives commencing upon the commercial launch of the products.

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on predetermined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva- discovered preclinical MABA compounds (the “Additional MABAs”). The development program was funded in full by

GSK. GSK is in the process of determining the next steps for the program. As a result of the transactions effected by the spin-off of Theravance Biopharma in June 2014 (the “Spin-Off”), the Strategic Alliance Agreement was assigned to TRC, which is entitled to receive any contingent payments and royalties payable by GSK from sales of products that may be developed under the Strategic Alliance Agreement, such as MABA, and MABA/FF.

Common Stock owned by GSK

As of February 11, 2020, GSK beneficially owned approximately 31.6% of our outstanding common stock.

Recent Highlights

●	GSK Net Sales:
o	Fourth quarter 2019 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $354.4 million, down 18% from $431.7 million in the fourth quarter of 2018, with $137.2 million in net sales from the U.S. market and $217.2 million from non-U.S. markets.
o	Fourth quarter 2019 net sales of ANORO® ELLIPTA® by GSK were $182.7 million, down 2% from $186.2 million in the fourth quarter of 2018, with $116.8 million net sales from the U.S. market and $65.9 million from non-U.S. markets.
o	Fourth quarter 2019 net sales of TRELEGY® ELLIPTA® by GSK were $221.4 million, up significantly from $99.0 million in the fourth quarter of 2018, with $162.4 million in net sales from the U.S. market and $59.0 million in net sales from non-U.S. markets.

Manufacturing

Manufacturing of RELVAR® /BREO® ELLIPTA® (FF/VI), ANORO® ELLIPTA® (UMEC/VI) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI) is performed by GSK.

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

If regulatory approval for a medicine is obtained, the clearance to market the product will be limited to those diseases and conditions for which the medicine is effective, as demonstrated through clinical studies and included in the medicine’s labeling. Even if this regulatory approval is obtained, a marketed medicine, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved medicines by carefully monitoring manufacturers’ compliance with its current good manufacturing practice (“cGMP”) regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packaging of a medicine. The regulations are intended to make sure that a medicine is safe for use, and that it has the ingredients and strength it claims to have. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the medicine or manufacturer, including costly recalls or withdrawal of the medicine from the market.

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

Outside the United States, our collaborative partner’s ability to market partnered products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. Risks similar to those associated with FDA approval and continuing review described above exist with the regulatory approval processes in other countries.

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

As of December 31, 2019, we owned 39 issued United States patents and 298 granted foreign patents, as well as additional pending United States patent applications and foreign patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds.

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

Competition

We anticipate that RELVAR®/BREO® ELLIPTA® (FF/VI), ANORO® ELLIPTA® (UMEC/VI) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI) will compete with a number of approved bronchodilator drugs alone or in combination, including each other and drug candidates under development that are designed to treat asthma and COPD. These include but are not limited to:

●	Advair®/Seretide™ Diskus®/HFA® (salmeterol and fluticasone propionate as a combination) marketed by GSK
●	Symbicort® (formoterol and budesonide as a combination) marketed by AstraZeneca
●	AirDuo Respiclick® (salmeterol and fluticasone propionate), a non-substitutable generic version of Advair, marketed by TEVA
●	Spiriva® Handihaler® and Spiriva® Respimat® (tiotropium) marketed by Boehringer Ingelheim
●	Dulera® (formoterol and mometasone as a combination) marketed by Merck
●	Tudorza® Pressair® (aclidinium) marketed by AstraZeneca and Seebri® Breezehaler® (glycopyrronium) marketed by Novartis outside the U.S. and Sunovion in the U.S.

●	Incruse® Ellipta® (umeclidinium) and Arnuity® Ellipta® (fluticasone furoate) (We are not entitled to any royalties from either product.)
●	Foradil® Aerolizer®/Oxis® Turbuhaler® (formoterol) marketed by a number of companies
●	Striverdi® Respimat® (olodaterol) marketed by Boehringer Ingelheim
●	Onbrez® Breezehaler® (E.U.)/Arcapta® Neohaler® (U.S.) (indacaterol) marketed by Novartis
●	Ultibro® Breezehaler® (E.U.)/Utibron® Neohaler® (U.S.), (indacaterol combined with glycopyrronium bromide) developed by Novartis and approved and launched in Europe and Japan in the year ended December 31, 2013 as a once-daily treatment for COPD. In the U.S., the product was approved in October 2015 at a lower strength as a twice-daily COPD treatment, and was licensed to Sunovion in December 2016, and launched in May 2017
●	Stiolto (U.S.)/Spiolto (E.U.) Respimat®, (tiotropium combined with olodaterol), marketed by Boehringer Ingelheim for the treatment of COPD
●	Bevespi Aerosphere®, (glycopyrronium bromide in combination with formoterol fumarate), marketed by AstraZeneca
●	Duaklir® Genuair®, (aclidinium bromide in combination with formoterol fumarate), developed by AstraZeneca as a maintenance bronchodilator treatment for COPD and approved in November 2014 in the EU and March 2019 in the U.S.
●	QMF149, (indacaterol in combination with mometasone), being developed by Novartis for markets outside the U.S. and under regulatory review in the E.U. for asthma and in Phase 3 development for COPD
●	Trimbow, (a fixed-dose, twice daily combination of formoterol, beclomethasone and glycopyrronium) manufactured by Chiesi and indicated for use in COPD
●	QVM149, (a fixed-dose combination of indacaterol, mometasone and glycopyrronium) being developed by Novartis as a triple therapy/single inhaler for the treatment of asthma and under regulatory review in the E.U.
●	PT010, (fixed dose combination of formoterol, glycopyrronium and budesonide) being developed by AstraZeneca as a triple therapy single inhaler twice-daily medication for COPD and under regulatory review in the U.S.
●	Nucala, (mepolizumab; an interleukin-5 antagonist monoclonal antibody) developed by GSK for add on maintenance treatment of severe asthma in patients 12 years and older and approved in the U.S. in June 2019
●	Xolair® (omalizumab, an anti-IgE antibody) developed by Genentech for patients 6 years of age and older with moderate to severe persistent asthma uncontrolled by inhaled corticosteroids and approved in 2003. Single-dose pre-filled syringes were approved by the FDA in September 2018.
●	Cinqair® (anti-interleukin-5 monoclonal antibody for the add-on maintenance treatment of adults with severe asthma and an eosinophilic phenotype) marketed by TEVA Pharmaceutical Industries Ltd.
●	Dupixent® (dupilamab, an injectable IL-4 and IL-13 inhibitor developed by Sanofi Genzyme and approved by the FDA in October 2018 as an add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma
●	Fasenra® (benralizumab, an injectable anti-IL-5 monoclonal antibody) for the treatment of severe asthma in patients 12 years of age and older marketed by AstraZeneca. Fasenra Pen pre-filled auto-injector was approved by the FDA for self-administration in November 2019.
●	Singulair® (monteleukast, is an orally active leukotriene receptor antagonist) for the prophylaxis and treatment of asthma in patients 12 months of age and older marketed by Merck

In addition, several firms are developing new formulations of Advair/Seretide (salmeterol /fluticasone propionate) and Symbicort (formoterol fumerate/budesonide) which may be marketed as generics or branded generics relative to the existing products from GSK and AstraZeneca, respectively. All of these efforts represent potential competition for any of our partnered products. Efforts have intensified following the publication of FDA draft guidance for the approval of fully substitutable versions of Advair and Symbicort in late 2013 and mid-2015, respectively. Current examples of these products include the marketed products Duoresp/Biresp from Teva (generic Symbicort), AirFluSal Forspiro by Sandoz, Rolenium by Elpen and Sirdupla by Mylan (all generic versions of Seretide) which are all available in a wide number of countries in the E.U. Numerous companies like Mylan N.V., Hikma Pharmaceuticals PLC (Hikma), Novartis’ Sandoz division and Teva Pharmaceuticals Industries Ltd. (Teva) have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. In March 2017, Mylan N.V. received a complete response letter from the FDA relating to its Abbreviated New Drug Application (“ANDA”) for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder. In May 2017, Hikma announced that it received a complete response letter from the FDA relating to its ANDA for fluticasone propionate and salmeterol inhalation powder, and in February 2018, Novartis announced that its generic division Sandoz had received a complete response letter from the FDA in response to its ANDA for a third fluticasone propionate and salmeterol product. In January 2019, Mylan announced that the FDA approved Wixela™ Inhu™ (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of ADVAIR DISKUS®. Teva announced that the FDA approved two of its products for adolescent and adult patients with asthma, one of which is AirDuo™ RespiClick® (fluticasone propionate and salmeterol inhalation powder), a non-AB substitutable generic version of Advair®. In January 2020, Astra Zeneca launched an authorized generic version of Symbicort. In general, these manufacturers are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per the FDA’s September 2013 Draft Guidance Document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued draft guidelines documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®.

Employees

As of December 31, 2019, we had six employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

Information about our Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of February 19, 2020:

Name	Age	Positions Held
Geoffrey Hulme	53	Interim Principal Executive Officer
Marianne Zhen	51	Chief Accounting Officer

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

Available Information

Our web page address is www.inva.com. Our investor relations website is located at http://investor.inva.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors’ and officers’ Section 16 Reports and any amendments to those reports after filing or furnishing such materials to the SEC. The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Innoviva and the Innoviva logo are registered trademarks of Innoviva, Inc. Trademarks, tradenames or service marks of other companies appearing in this report are the property of their respective owners.

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

Our quarterly royalty revenues may fluctuate due to a variety of factors, many of which are outside of our control. The amount of royalties and milestone payments, if any, we receive will depend on many factors, including the following:

●	the extent and effectiveness of the sales and marketing and distribution support GSK provides to our partnered products;
●	market acceptance and demand for our partnered products;
●	changes in the treatment paradigm or standard of care for COPD or asthma, for instance through changes to the GOLD (Global Initiative for Chronic Obstructive Lung Disease) guidelines;
●	the competitive landscape of generic and branded products and developing therapies that compete with our partnered products, including TRELEGY® ELLIPTA® or products owned by GSK (such as Advair®) but which are not partnered with us and pricing pressure in the respiratory markets targeted by our partnered products;
●	the size of the market for our partnered products;
●	the mix of sales of our partnered products;
●	decisions as to the timing of product launches, pricing and discounts;
●	reprioritization of GSK’s commercial efforts on other products, including TRELEGY® ELLIPTA® or products owned by GSK (such as Advair®), which are not partnered with us;
●	GSK’s ability to expand the indications for which our partnered products can be marketed;
●	a satisfactory efficacy and safety profile as demonstrated in a broad patient population;
●	acceptance of, and ongoing satisfaction with, our partnered products by the medical community, patients receiving therapy and third-party payors;
●	timing and amounts of payor rebate adjustments and prior period rebate adjustments;
●	seasonal fluctuations of demand;

●	the ability of patients to be able to afford our partnered products or obtain health care coverage that covers our partnered products;
●	safety concerns in the marketplace for respiratory therapies in general and with our partnered products in particular;
●	regulatory developments relating to the manufacture or continued use of our partnered products;
●	the requirement to conduct additional post-approval studies or trials for our partnered products;
●	decisions by GSK with respect to the MABA program;
●	GSK’s ability to obtain regulatory approval of our partnered products in additional countries;
●	the unfavorable outcome of any potential litigation relating to our partnered products;
●	general economic conditions in the jurisdictions where our partnered products are sold, including microeconomic disruptions or slowdowns; or
●	if our royalty revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially.

When the FDA or other applicable regulatory authorities approve generic products, including but not limited to generic forms of Advair, that compete with RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, or a generic form of RELVAR®/BREO® ELLIPTA®, the royalties payable to us pursuant to the LABA Collaboration Agreement will be less than anticipated, which in turn would harm our business and the price of our securities could fall.

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an ANDA in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies like Mylan N.V., Hikma/Vectura partnership, Novartis’ Sandoz division and Teva have publicly stated their intentions to bring generic forms of the ICS/LABA drug Advair®, when certain patents covering the Advair® delivery device expired in 2016. In general, these manufactures are required to conduct a restricted number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per FDA’s September 2013 draft guidance document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product.

In January 2019, Mylan announced that the FDA approved Wixela™ Inhu™ (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of ADVAIR DISKUS®. In that same month, Teva announced that the FDA approved two of their products for adolescent and adult patients with asthma, one of which is AirDuo™ RespiClick® (fluticasone propionate and salmeterol inhalation powder), a non-AB substitutable generic version of Advair®. In November 2019, Hikma/Vectura announced that it completed and submitted a clinical endpoint study together with other information requested by the FDA in a complete response letter received in 2017. In January 2020, Novartis announced that the Sandoz division was abandoning its generic Advair program after receiving a complete response letter in February 2018. In January 2020, Astra Zeneca also launched an authorized generic version of Symbicort.

In April 2016, the FDA issued draft guidance documents covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. Accordingly, introduction of generic products that compete against ICS/LABA products, like RELVAR®/BREO® ELLIPTA®, would materially adversely impact our future royalty revenue, profitability and cash flows. We cannot yet ascertain what impact these generic products and any future approved generic products will have on any sales of RELVAR®/BREO® ELLIPTA® or ANORO® ELLIPTA®, if approved.

Reduced prices and reimbursement rates due to the actions of governments, payors, or competition or other healthcare cost containment initiatives such as restrictions on use, may negatively impact royalties generated under the GSK Agreements.

The continuing efforts of governments, pharmaceutical benefit management organizations (“PBMs”), insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care has adversely affected the price, market access, and total revenues of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, and TRELEGY® ELLIPTA® and may continue to adversely affect them in the future. In addition, we have experienced and expect to continue to experience increased competitive activity, which has resulted in lower overall prices for our products.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, “PPACA”) and other legislative or regulatory requirements or potential legislative or regulatory actions regarding healthcare and insurance matters, along with the trend toward managed healthcare in the U.S., could adversely influence the purchase of healthcare products and reduce demand and prices for our partnered products. This could harm GSK’s ability to market our partnered products and significantly reduce future revenues. For example, when GSK launched RELVAR®/BREO® ELLIPTA® for the treatment of COPD in the U.S. in October 2013, GSK experienced significant challenges gaining coverage at some of the largest PBMs, healthcare payors, and providers and lower overall prices than expected. Recent actions by U.S. PBMs in particular have increased discount levels for respiratory products resulting in lower net sales pricing realized for products in our collaboration. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures will continue and may increase. This may make it difficult for GSK to sell our partnered products at a price acceptable to us or GSK or to generate revenues in line with our analysts’ or investors’ expectations, which may cause the price of our securities to fall.

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

We currently depend on royalties from sales of our products partnered with GSK to support our existing operations. The treatment paradigm for COPD and asthma constantly evolve. For instance, in November 2018, the GOLD guidelines were revised to favorably position bronchodilator monotherapy and LABA/LAMA treatment ahead of ICS/LABA for the treatment of COPD unless the patient has frequent exacerbations or an eosinophil count greater than 300 per cubic microliter. The use of ICS in COPD is also recommended for patients requiring triple therapy (LABA, LAMA, ICS). If the treatment paradigms were to change further, causing our partnered products to fall out of favor, or if GSK were unable, or did not devote sufficient resources, to maintain or continue increasing RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® sales, our results of operations would likely suffer and the price of our securities could fall.

If the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA® in the countries in which they have received regulatory approval encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage does not meet investors’, analysts’, or our expectations, our business will be harmed, and the price of our securities could fall.

Under our agreements with our collaborative partner GSK, GSK has full responsibility for commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA®. GSK has launched RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in a number of countries, including the United States, Canada, Japan, the United Kingdom, and Germany, among others. The commercialization of the products in countries where they are already launched and the commercialization launch in new countries are still subject to fluctuating overall pricing levels and uncertain timeframes to obtain payor coverage. Any delays or adverse developments or perceived additional delays or adverse developments with respect to the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA®

including if sales or payor coverage does not meet investors’, analysts’, or our expectations, would significantly harm our business and the price of our securities could fall.

We are dependent on GSK for the successful commercialization and development of products under the GSK Agreements. If GSK does not devote sufficient resources to the commercialization or development of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, including TRELEGY® ELLIPTA®, our business would be materially harmed.

GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA®. Our royalty revenues under the GSK Agreements may not meet our, analysts’, or investors’ expectations, due to a number of important factors. GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For instance, GSK has wide discretion in determining the efforts and resources that it will apply to the development and commercialization of our partnered products. GSK is currently evaluating the next steps with respect to the MABA program. In the event that GSK terminates this or any other development program (other than RELVAR®/BREO® ELLIPTA®, and ANORO® ELLIPTA®) pursuant to agreements entered into in connection with the Spin-Off, the right to such programs would revert to Theravance Biopharma. The timing and amount of royalties that we may receive will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by GSK. In addition, GSK may determine to focus its commercialization efforts on its own products or TRELEGY® ELLIPTA®. For example, in January 2015, GSK launched Incruse® (UMEC) in the U.S., which is a LAMA for the treatment of COPD. GSK may determine to focus its marketing efforts on Incruse, which could have the effect of decreasing the potential market share of ANORO® ELLIPTA® and lowering the royalties we may receive for such product. Alternatively, GSK may decide to market TRELEGY® ELLIPTA® to eventually compete directly against sales of RELVAR®/BREO® ELLIPTA®. Following the FDA approval of TRELEGY® ELLIPTA® in September 2017, GSK’s diligent efforts obligations regarding commercialization matters now have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval are guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. If GSK prioritizes TRELEGY® ELLIPTA®, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the GSK Agreements with respect to this product. In the event GSK does not devote sufficient resources to the development or commercialization of our partnered products or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

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

Although RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® or TRELEGY® ELLIPTA® are approved and marketed in a number of countries, it is possible that adverse changes to the regulatory status of these products could occur in the event new safety issues are identified, treatment guidelines are changed, or new studies fail to demonstrate product benefits. A number of notable pharmaceutical products have experienced adverse developments during commercialization that have resulted in the product being withdrawn, approved uses being limited, or new warnings being included. In the event that any adverse regulatory changes were to occur to any of our products, our business would be harmed and the price of our securities could fall.

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

Any adverse developments or results or perceived adverse developments or results with respect to other pending or future regulatory submissions for the FF/VI program or the UMEC/VI program might significantly harm our business and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

●	not every study, nor every dose in every study, in the Phase 3 programs for FF/VI achieved its primary endpoint and regulatory authorities may determine that additional clinical studies are required;
●	safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs having to do with the LABA VI, which is a component of FF/VI and UMEC/VI;
●	analysts adjusting their sales forecasts downward from previous projections based on results or interpretations of results of prior, current or future studies;
●	safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs;
●	regulatory authorities determining that the Phase 3 programs in asthma or in COPD raise safety concerns or do not demonstrate adequate efficacy; or
●	any change in FDA (or comparable foreign regulatory agency) policy or guidance regarding the use of LABAs to treat asthma or the use of LABAs combined with a LAMA to treat COPD.

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

GSK has responsibility for obtaining regulatory approval, launching and commercializing RELVAR®/BREO® ELLIPTA®, and ANORO® ELLIPTA® for their intended uses in the targeted markets around the world. While these products have received regulatory approval and have been launched and commercialized in the U.S. and certain other targeted markets, the products face substantial competition from existing products previously developed and commercialized both by GSK and by other competing pharmaceutical companies and can expect to face additional competition from new products that are discovered, developed and commercialized by the same pharmaceutical companies and other competitors going forward. For example, sales of generic Advair®, GSK’s approved medicine for both COPD and asthma, continue to have a negative impact on sales of RELVAR®/BREO® ELLIPTA®.

Many of the pharmaceutical companies competing in respiratory markets are international in scope with substantial financial, technical and personnel resources that permit them to discover, develop, obtain regulatory approval and commercialize new products in a highly efficient and low cost manner at competitive prices to consumers. In addition, many of these competitors have substantial commercial infrastructure that facilitates commercializing their products in a highly efficient and low cost manner at competitive prices to consumers. The market for products developed for treatment of COPD and asthma continues to experience significant innovation and reduced cost in bringing products to market over time. There can be no assurance that RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® will not be replaced by new products that are deemed more effective at lower cost to consumers. The ability of RELVAR®/BREO® ELLIPTA®, and ANORO® ELLIPTA® to succeed and achieve the anticipated level of sales depends on the commercial and development performance of GSK to achieve and maintain a competitive advantage over other products with the same intended use in the targeted markets.

In addition, following the September 2017 FDA approval of TRELEGY® ELLIPTA®, GSK’s diligent efforts obligations regarding commercialization matters has the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval are guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future. GSK also received in April 2018 an expanded label approval for TRELEGY® ELLIPTA®, allowing it to be used by U.S. physicians as first line therapy in appropriate COPD patients. A similar expanded use label was granted by the European Medicines Agency in September 2018. Innoviva is only entitled to a 15% economic interest in the future payments made by GSK under the GSK Agreements with respect to this product.

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

The use of triple therapy is supported by the GOLD guidelines in symptomatic patients with severe COPD and a high risk of exacerbations. Prior to the Spin-Off, we were entitled to receive 100% of any royalties payable under the GSK Agreements arising from sales of TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. As a result of the transactions effected by the Spin-Off, however, we are now only entitled to receive 15% of any contingent payments and royalties payable by GSK from sales of TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements which were assigned to TRC, while Theravance Biopharma receives 85% of those same payments. The commercial success of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® may be adversely affected if GSK or the respiratory markets view TRELEGY® ELLIPTA® or other combination therapies as more beneficial. GSK’s diligent efforts obligations regarding commercialization matters have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval are guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a small portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the GSK Agreements in the future.

In the event that Theravance Biopharma defaults or breaches the agreements we entered into with them in connection with the Spin-Off, our business and results of operations could be materially harmed.

Upon the Spin-Off, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments, including utilities, property taxes, and common area maintenance, which could be as much as the actual lease payments. As of December 31, 2019, the total remaining lease payments, which run through May 2020, were $2.8 million. In the event that Theravance Biopharma defaults on such obligations, our business and results of operations could be harmed.

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

We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. As a part of the overall Spin-Off transaction, the transfer of certain assets by us to Theravance Biopharma and our distribution of Theravance Biopharma ordinary shares resulted in taxable transfers pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma will generally equal the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although we will not recognize any gain with respect to the cash we transferred to Theravance Biopharma, we may recognize substantial gain based on the fair market value of the other assets (other than cash) transferred to Theravance Biopharma. The determination of the fair market value of these assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service (“IRS”), which could result in an increase in the amount of gain realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Code. Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. We have conducted an analysis to determine whether an ownership change had occurred since inception through September 30, 2019, and concluded that we had undergone two ownership changes in prior years. Subsequent changes in our ownership or sale of our stock could have the effect of limiting the use of our net operating losses in the future. We have approximately $0.6 billion of net operating loss carryforward as of December 31, 2019. There may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. As a result of the passage of the TCJA, corporate tax rates in the United States decreased in 2018, which resulted in the remeasurement of our deferred tax assets at the new statutory rate and a reduction in the value of our deferred tax assets in 2017. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

If any product candidates in any respiratory program partnered with GSK were not approved by regulatory authorities or are determined to be unsafe or ineffective in humans, our business would be adversely affected and the price of our securities could fall.

The FDA must approve any new medicine before it can be marketed and sold in the U.S. Our partner GSK must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that the product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. GSK will not obtain this approval for a partnered product candidate unless and until the FDA approves an NDA. The processes by which regulatory approvals are obtained from the FDA to market and sell a new product are complex, require a number of years and involve the expenditure of substantial resources. In order to market medicines in foreign countries, separate regulatory approvals must be obtained in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Conversely, failure to obtain approval in one or more country may make approval in other countries more difficult.

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

In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we or GSK become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers’ facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on GSK, including requiring it to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. GSK is also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which any of the product candidates in any respiratory program partnered with GSK are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. Any failure to maintain regulatory approval would limit GSK’s ability to commercialize the product candidates in any respiratory program partnered with GSK, which could materially and adversely affect our business and financial condition and which may cause the price of our securities to fall.

We may not be successful in our strategic efforts.

In the future, we may choose to acquire interests in or rights to one or more additional royalty-generating products. However, we may be unable to license or acquire rights to suitable royalty-generating products for a number of reasons. In particular, the licensing and acquisition of pharmaceutical product rights is a competitive area. Several more established companies are also pursuing strategies to license or acquire rights to royalty-generating products. These established companies may have a competitive advantage over us. Other factors that may prevent us from licensing or otherwise acquiring rights to suitable royalty-generating products include the following:

●	we may be unable to license or acquire the rights on terms that would allow us to make an appropriate return from the product;
●	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or
●	we may be unable to identify suitable royalty-generating products.

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

Acquisitions or strategic investments we have made or may make could turn out to be unsuccessful.

As part of our strategy, we frequently monitor and analyze acquisition or investment opportunities that we believe will create value for our shareholders.

Existing or future acquisitions and investments could involve numerous risks that may prevent us from fully realizing the benefits that we anticipated as a result of the transaction. These risks include the failure to derive any commercial value from the acquired technology, products and intellectual property including as a result of the failure to obtain regulatory approval or to monetize products once approved, as well as risks from lengthy product development and high upfront development costs without guarantee of successful results. Patents and other intellectual property rights covering acquired technology and/or intellectual property may not be obtained, and if obtained, may not be sufficient to fully protect the technology or intellectual property. We may be subject to liabilities, including unanticipated litigation costs, that are not covered by indemnification protection we may obtain. As we pursue or consummate a strategic acquisition or investment, we may value the acquired or funded company incorrectly, fail to successfully manage our operations as our asset diversity increases, expend unforeseen costs during the acquisition or integration process, or encounter other unanticipated risks or challenges. Once an investment is made, we may fail to value it accurately, properly account for it in our consolidated financial statements, or successfully divest it or otherwise realize the value which we originally invested or have subsequently reflected in our consolidated financial statements. Any failure by us to effectively limit such risks as we implement our acquisitions or strategic investments could have a material adverse effect on our business, financial condition or results of operations and may negatively impact our net income and cause the price of our securities to fall.

We have a significant amount of debt including our convertible subordinated notes and convertible senior notes that are senior in capital structure and cash flow, respectively, to our common stockholders. Satisfying the obligations relating to our debt could adversely affect our liquidity or the amount or timing of potential distributions to our stockholders.

As of December 31, 2019, we had $433.5 million in total debt outstanding, comprised primarily of $241.0 million in principal that remains outstanding under our convertible subordinated notes due 2023 (the “2023 Notes”) and $192.5 million in principal outstanding under our convertible senior notes due 2025 (the “2025 Notes”) (the 2023 Notes and 2025 Notes hereinafter, the “Notes”). The Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and, under the 2023 Notes, the change of a majority of our Board of Directors without the approval of the Board of Directors. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us.

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

As of December 31, 2019, we had only six employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain of our functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Having gone into effect January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.

Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations and damage our reputation, which could adversely affect our business.

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

We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. U.S. generally accepted accounting principles (“GAAP”) presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in our incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

As we continue to develop our business, our mix of assets and our sources of income may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

We have not been and have no current intention to register as an “investment company” under the Investment Company Act of 1940 or the “40 Act”, because we believe the nature of our assets and the sources of our income currently exclude us from the definition of an investment company pursuant to Sections (3)(a)(1)(A), (3)(a)(1)(C) under the 40 Act and Rule 270.3a-1 of Title 17 of the Code of Federal Regulations. Accordingly, we are not currently subject to the provisions of the 40 Act, such as compliance with the 40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. Generally, to avoid being a company that is an “investment company” under the 40 Act, it must both (a) not be or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, and (b) either (i) not be engaged or propose to engage in the business of investing in securities or own or propose to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis or (ii) not have more than 45% of the value of its total assets (exclusive of government securities and cash items) consist of or more than 45% of its net income after taxes (for the last four fiscal quarters combined) be derived from securities. In addition, we would not be an “investment company” if an exception, exemption, or safe harbor under the 40 Act applies.

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

Specifically, our mixture of debt versus royalty assets is important to our classification as an “investment company” or not. In this regard, while we currently believe that none of the definitions of “investment company” apply to us, we may in the future rely on an exception under the 40 Act provided by Section 3(c)(5)(A). To qualify for Section 3(c)(5)(A), as interpreted by the staff of the SEC, we would be required to have at least 55% of our total assets in “notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services” (or “Qualifying Assets”). In a no-action letter issued to Royalty Pharma on August 13, 2010, the SEC staff stated that royalty interests are Qualifying Assets under this exception. If the SEC or its staff in the future adopts a contrary interpretation or otherwise restricts the conclusions in the staff’s no-action letter such that our royalty interests are no longer Qualifying Assets for purposes of Section 3(c)(5)(A), we could be required to register under the 40 Act.

The rules and interpretations of the SEC and the courts, relating to the definition of “investment company” are highly complex in numerous respects. While we currently intend to conduct our operations so that we will not be deemed an investment company, we can give no assurances that we will not determine it to be in the Company’s and our stockholders’ interest to register as an “investment company,” not be deemed an “investment company” and not be required to register under the 40 Act.

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

Although GSK beneficially owns approximately 31.6% of our outstanding common stock as of December 31, 2019, it is also a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from our interests and those of our other stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non-GSK/Innoviva respiratory products or a partnered product for which we are entitled to receive a lower percentage of royalties, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair ®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR

®/BREO ® ELLIPTA ®, and GSK has indicated publicly that it intends to continue commercializing Advair ®. Also, given the potential future royalty payments which GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us in order to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in our best interest or the best interest of our other stockholders. In addition, following the FDA regulatory approval of TRELEGY® ELLIPTA® in September 2017, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements has had the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval have been guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future. In addition, following the expiration of our governance agreement with GSK in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements have had the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements, which may be harmful to both our business and our stockholders.

Following the FDA approval of TRELEGY® ELLIPTA® in September 2017, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements have had the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. As such, GSK may prioritize TRELEGY® ELLIPTA®, and if GSK and the respiratory market in general view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, this may be harmful to our business, operations and stock price. If GSK prioritizes TRELEGY® ELLIPTA®, we will only be entitled to a 15% economic interest of the royalties paid pursuant to the commercialization of our partnered products or if GSK chooses to reprioritize its commercial programs, our businesses, operations and stock price would be negatively affected.

GSK has also indicated to us that it believes its consent may be required before we can engage in certain royalty monetization transactions with third parties, which may inhibit our ability to engage in these transactions.

In the course of our discussions with GSK concerning the Spin-Off of Theravance Biopharma, GSK indicated to us that it believes that its consent may be required before we can engage in certain transactions designed to monetize the future value of royalties that may be payable to us from GSK under the GSK Agreements. GSK has informed us that it believes that there may be certain covenants included in these types of transactions that might violate certain provisions of the GSK Agreements. Although we believe that we can structure royalty monetization transactions in a manner that fully complies with the requirements of the GSK Agreements without GSK’s consent, a third party in a proposed monetization transaction may nonetheless insist that we obtain GSK’s consent for the transaction or restructure the transaction on less favorable terms. We have obtained GSK’s agreement that (i) we may grant certain pre-agreed covenants in connection with monetization of our interests in RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy and portions of our interests in TRC, and (ii) it will not unreasonably withhold its consent to our requests to grant other covenants, provided among other conditions, that in each case, the covenants are not granted in favor of a pharmaceutical or biotechnology company with a product either being developed or commercialized for the treatment of respiratory disease. If we seek GSK’s consent to grant covenants other than pre-agreed covenants, we may not be able to obtain GSK’s consent on reasonable terms, or at all. If we proceed with a royalty monetization transaction that is not otherwise covered by the GSK Agreement without GSK’s consent, GSK could request that its consent be obtained or seek to enjoin or otherwise challenge the transaction as violating or allowing it to terminate the GSK Agreements. Regardless of the merit of any claims by GSK, we would incur significant cost and diversion of resources in defending against GSK’s claims or asserting our own claims and GSK may seek concessions from us in order to provide its consent. Any uncertainty about whether or when we could engage in a royalty monetization transaction, the potential impact on the enforceability of the GSK Agreements or the loss of potential royalties from the respiratory programs partnered with GSK, could impair our ability to pursue a return of capital strategy for our stockholders ahead of our receipt of significant royalties from GSK, result in significant reduction in the market price of our securities and cause other material harm to our business.

GSK’s ownership of a significant percentage of our stock and its ability to acquire additional shares of our stock may create conflicts of interest, and may inhibit our management’s ability to continue to operate our business in the manner in which it is currently being operated.

As of December 31, 2019, GSK beneficially owned approximately 31.6% of our outstanding common stock. As such, GSK could have substantial influence in the election of our directors, delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares and have significant control over certain changes in our business. The procedures previously governing and restricting GSK offers to our stockholders to acquire outstanding voting stock and the restrictions regarding the voting of shares of our common stock owned by it terminated upon the expiration of the governance agreement in September 2015. Further, pursuant to our Certificate of Incorporation, we renounce our interest in and waive any claim that a corporate or business opportunity taken by GSK constitutes a corporate opportunity of ours unless such corporate or business opportunity is expressly offered to one of our directors who is a director, officer or employee of GSK, primarily in his or her capacity as one of our directors.

GSK’s significant ownership position may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

As of December 31, 2019, GSK beneficially owned approximately 31.6% of our outstanding common stock. As a result of GSK’s significant ownership, other companies may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act, or “FCPA”, as well as the anti-bribery laws of the nations in which we conduct business, could subject us to penalties and other adverse consequences.

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

To the extent the intellectual property protection of products in any respiratory program partnered with GSK is successfully challenged or encounter problems with the U.S. Patent and Trademark Office or other comparable agencies throughout the world, the commercialization of these products could be delayed, limited or prevented. Any challenge to the intellectual property protection of a late-stage development asset or approved product arising from any respiratory program partnered with GSK could harm our business and cause the price of our securities to fall.

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

The price of our securities has been volatile and may continue to be so. Between January 1, 2019 and December 31, 2019, the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market varied between $10.03 and $20.54 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

●	any adverse developments or results or perceived adverse developments or results with respect to the commercialization of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® with GSK, including, without limitation, if payor coverage is lower than anticipated or if sales of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® are less than anticipated because of pricing pressure in the respiratory markets targeted by our partnered products or existing or future competition in the markets in which they are commercialized, including competition from existing and new products that are perceived as lower cost or more effective, and our royalty payments are less than anticipated;
●	any positive developments or results or perceived positive developments or results with respect to the commercialization of TRELEGY® ELLIPTA® with GSK, including, if GSK and the respiratory market in general view this triple combination therapy as significantly more beneficial than existing therapies, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®;
●	any adverse developments or results or perceived adverse developments or results with respect to the ongoing development of FF/VI with GSK, including, without limitation, any difficulties or delays encountered with the regulatory path for FF/VI or any indication from clinical or non-clinical studies, including the large Phase 3b program, that FF/VI is not safe or efficacious or does not sufficiently differentiate itself from alternative therapies;
●	any adverse developments or results or perceived adverse developments or results with respect to the on-going development of UMEC/VI with GSK, including, without limitation, any difficulties or delays encountered with regard to the regulatory path for UMEC/VI, or any indication from clinical or non-clinical studies that UMEC/VI is not safe or efficacious;

●	any adverse developments or perceived adverse developments in the field of LABAs, including any change in FDA (or comparable foreign regulatory authority) policy or guidance (such as the pronouncement in February 2010 warning that LABAs should not be used alone in the treatment of asthma and related labeling requirements, the impact of the March 2010 FDA Advisory Committee discussing LABA clinical trial design to evaluate serious asthma outcomes or the FDA’s April 2011 announcement that manufacturers of currently marketed LABAs conduct additional clinical studies comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone);
●	GSK reprioritizing its development or commercial efforts on other products, including TRELEGY® ELLIPTA® or products owned by GSK (such as Advair® ) but that are not partnered with us;
●	the occurrence of a fundamental change triggering a put right of the holders of the Notes or our inability, or perceived inability, to satisfy the obligations under the Notes when they become due;
●	our incurrence of expenses in any particular quarter that are different than market expectations;
●	changes in the treatment paradigm or standards of care for COPD or asthma;
●	the extent to which GSK advances (or does not advance) FF/VI, UMEC/VI and TRELEGY® ELLIPTA®, through commercialization in all indications in all major markets;
●	any adverse developments or perceived adverse developments with respect to our relationship with GSK, including, without limitation, disagreements that may arise between us and GSK;
●	decisions by GSK with respect to the MABA program;
●	announcements by or regarding GSK generally;
●	announcements of patent issuances or denials, technological innovations or new commercial products by GSK;
●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by GSK or other pharmaceutical companies;
●	regulatory developments in the U.S. and foreign countries, including recent tax reform and the possibility that the current presidential administration and the U.S. Congress may replace PPACA and related legislation with new healthcare legislation;
●	economic and other external factors beyond our control;
●	sales of stock by us or by our stockholders, including sales by certain of our employees and directors whether or not pursuant to selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended;
●	relative illiquidity in the public market for our common stock (our four largest stockholders other than GSK collectively owned approximately 30.6% of our outstanding common stock as of December 31, 2019 based on our review of publicly available filings); and
●	potential sales or purchases of our common stock by GSK.

We may be unable to or elect not to continue returning capital to our stockholders.

In the recent past, we have returned capital to stockholders and paid quarterly dividends during the third and fourth quarters of 2014 and during the first three quarters of 2015. From October 2015 through December 31, 2017, we repurchased an aggregate of 17,307,790 shares of our common stock for a total of $201.2 million. The payment of, or continuation of, capital returns to stockholders is at the discretion of our Board of Directors and is dependent upon our financial condition, results of operations, capital requirements, general business conditions, tax treatment of capital returns, potential future contractual restrictions contained in credit agreements and other agreements and other factors deemed relevant by our Board of Directors. Future capital returns may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and our working capital and debt maintenance requirements; legal risks; stock or debt repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our capital return programs may change from time to time, and we cannot provide assurance that we will continue to provide any particular amounts. Our announcement of future capital return programs does not obligate us to repurchase any specific dollar amount of debt or equity or number of shares of common stock. A reduction, suspension or change in our capital return programs could have a negative effect on our stock price.

Concentration of ownership will limit your ability to influence corporate matters.

As of December 31, 2019, GSK beneficially owned approximately 31.6% of our outstanding common stock and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 0.2% of our outstanding common stock. Based on our review of publicly available filings as of December 31, 2019, our four largest stockholders other than GSK and investors affiliated with our executive officers and directors collectively owned approximately 30.8% of our outstanding common stock. These stockholders could control the outcome of actions taken by us that require stockholder approval, including a transaction in which stockholders might receive a premium over the prevailing market price for their shares. Following the expiration of the governance agreement in September 2015, GSK is no longer subject to the restrictions thereunder regarding the voting of the shares of our common stock owned by it.

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

Provisions of our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

●	requiring supermajority stockholder voting to effect certain amendments to our Certificate of Incorporation and Bylaws;
●	restricting the ability of stockholders to call special meetings of stockholders;
●	prohibiting stockholder action by written consent; and
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at meetings.

In addition, some provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our headquarters consist of a lease of 2,111 square feet of office space in Burlingame, California, which expires in November 2022. We do not own or lease any other properties.

ITEM 3.   LEGAL PROCEEDINGS

In May 2019, Theravance Biopharma, who is the owner of 85% of the economic interests in TRC, initiated arbitration against the Company and TRC, relating to a dispute as to the determination by Innoviva (as manager of TRC) to cause TRC to explore potential reinvestment opportunities for the royalty proceeds received by GSK into initiatives that Innoviva believes will increase the value of TRC and TRELEGY® ELLIPTA®. Theravance Biopharma alleged that in causing TRC to not distribute substantially all royalty proceeds received from GSK, Innoviva breached the limited liability company operating agreement governing TRC (the “Operating Agreement”), as well as the fiduciary duties applicable to Innoviva as manager of TRC. The hearing in respect of the arbitration was conducted from July 23, 2019 through July 25, 2019. Post-arbitration oral argument was heard on August 14, 2019. On September 26, 2019, the arbitrator issued a final decision. The arbitrator ruled that Innoviva did not breach the Operating Agreement or its fiduciary duties by withholding royalties or pursuing reinvestment opportunities. Accordingly, the Company is permitted to continue to pursue development and commercialization initiatives. The arbitrator did conclude that Innoviva breached a provision of the Operating Agreement requiring Innoviva to deliver quarterly financial plans to Theravance Biopharma. However, the arbitrator concluded that this technical breach did not cause any damages to Theravance Biopharma and the arbitrator awarded limited injunctive relief to expand and clarify the disclosure obligations under the Operating Agreement related to the delivery of financial plans and the pursuit of investment opportunities. Finally, the arbitrator ruled that the Company is entitled to indemnification from TRC for 95% of its fees and expenses incurred in connection with the arbitration.

On September 30, 2019, the Company and TRC filed a Verified Complaint in the Court of Chancery of the State of Delaware to confirm the arbitration award. That matter is still pending.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded on Nasdaq under the symbol “THRX” from October 5, 2004 until January 8, 2016. Upon changing our corporate name to Innoviva, Inc. on January 7, 2016, we changed the stock ticker symbol to “INVA” effective January 11, 2016.

Holders

As of February 11, 2020, there were 74 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

There were no purchases made by the Company of its own equity securities for the year ended December 31, 2019.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2014 and ending on December 31, 2019, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the Nasdaq S&P Small Cap 600 Pharma Index and (iii) the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 31, 2014 in each of (1) our common stock, (2) the Nasdaq Composite Index, (3) the Nasdaq S&P Small Cap 600 Pharma Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Innoviva, Inc. the Nasdaq Composite Index, Nasdaq Biotechnology Index, and Nasdaq S&P Small Cap 600 Pharma Index

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/1/2014
2/1/2015
4/1/2015
6/1/2015
8/1/2015
10/1/2015
12/1/2015
2/1/2016
4/1/2016
6/1/2016
8/1/2016
10/1/2016
12/1/2016
2/1/2017
4/1/2017
6/1/2017
8/1/2017
10/1/2017
12/1/2017
2/1/2018
4/1/2018
6/1/2018
8/1/2018
10/1/2018
12/1/2018
2/1/2019
4/1/2019
6/1/2019
8/1/2019
10/1/2019
12/1/2019
INVA TR
NASDAQ Composite TR
NASDAQ Biotechnology Index TR
S&P SmallCap 600 Pharma TR

*    $100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated summary financial data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and

Supplementary Data,” in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME DATA
Net revenue	$261,016	$261,004	$217,217	$133,569	$53,949
Total operating expenses	14,656	22,753	33,613	24,581	22,369
Income from operations	246,360	238,251	183,604	108,988	31,580
Interest and other income (expense), net	5,195	(4,042)	(5,727)	3,059	1,443
Interest expense	(18,660)	(23,954)	(43,601)	(52,416)	(51,803)
Income (loss) before income taxes	232,895	210,255	134,276	59,631	(18,780)
Income tax benefit (expense), net(1)	(41,902)	196,073	(4)	(95)	20
Net income (loss)	190,993	406,328	134,272	59,536	(18,760)
Net income attributable to noncontrolling interest	33,705	11,272	129	—	—
Net income (loss) attributable to Innoviva stockholders	$157,288	$395,056	$134,143	$59,536	$(18,760)
Basic net income (loss) per share attributable to Innoviva stockholders	$1.55	$3.92	$1.25	$0.54	$(0.16)
Diluted net income (loss) per share attributable to Innoviva stockholders:	$1.43	$3.53	$1.17	$0.53	$(0.16)
Shares used to compute basic net income (loss) per share attributable to Innoviva stockholders	101,150	100,849	106,945	110,280	115,372
Shares used to compute diluted net income (loss) per share attributable to Innoviva stockholders	113,409	113,408	119,866	123,233	115,372
Cash dividends declared per common share	$—	$—	$—	$—	$0.75

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA
Cash, cash equivalents and marketable securities	$350,845	$114,908	$129,075	$150,433	$187,283
Working capital	425,863	193,343	165,627	177,997	200,834
Total assets	724,826	548,193	367,337	378,996	408,932
Long‑term liabilities	377,339	383,441	575,302	711,938	738,086
Accumulated deficit	(946,404)	(1,103,692)	(1,498,748)	(1,632,891)	(1,692,427)
Total Innoviva stockholders’ equity (deficit)	313,495	153,583	(242,859)	(352,991)	(342,645)

(1)    In the year ended December 31, 2018, we recorded an income tax benefit of $196.1 million primarily due to the release of a valuation allowance on our deferred tax assets.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, our operating expenses, and future payments under our collaboration agreements, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section entitled “Risk Factors” in Item 1A of Part I above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See the section entitled “Special Note Regarding Forward Looking Statements” above for more information.

Management Overview

Innoviva, Inc. (“Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a company with a portfolio of royalties that include respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR ®/BREO ® ELLIPTA ® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO ® ELLIPTA ® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY ® ELLIPTA ® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR® /BREO ® ELLIPTA ® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO ® ELLIPTA ® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY ® ELLIPTA ® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR ®/BREO ® ELLIPTA ® and ANORO ® ELLIPTA ®.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, and providing for certain essential reporting and management functions of a public company. As of December 31, 2019, we had six employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Financial Highlights

In the year ended December 31, 2019, the net income attributable to Innoviva stockholders was $157.3 million, a decrease of $237.8 million from net income of $395.1 million in the year ended December 31, 2018, primarily due to the $196.1 million income tax benefit recognized in the year ended December 31, 2018 as compared to the $41.9 million of income tax expense recognized in the year ended December 31, 2019 as further described below. Cash, cash equivalents, and marketable securities totaled $350.8 million as of December 31, 2019, an increase of $235.9 million from December 31, 2018. The increase was primarily due to cash provided by operating activities of $257.5 million.

Collaborative Arrangements with GSK

LABA Collaboration

In November 2002, we entered into LABA collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of COPD and asthma (the “LABA Collaboration Agreement”). For the treatment of COPD, the collaboration has developed three combination products:

●	RELVAR®/BREO® ELLIPTA® (“FF/VI”) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (“ICS”), fluticasone furoate (“FF”),
●	ANORO® ELLIPTA® (“UMEC/VI”), a once-daily medicine combining a long-acting muscarinic antagonist (“LAMA”), umeclidinium bromide (“UMEC”), with a LABA, vilanterol (VI), and

●	TRELEGY® ELLIPTA® (the combination FF/UMEC/VI), a once-daily combination medicine consisting of an ICS, LAMA and LABA.

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

We are entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. For other products combined with a LABA from the LABA collaboration, such as ANORO® ELLIPTA® , royalties are upward tiering and range from 6.5% to 10%.

We are also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC in connection with the Spin-off including TRELEGY® ELLIPTA®, which royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the “Additional MABAs”). The development program was funded in full by GSK. GSK is in the process of determining the next steps for the program. As a result of the transactions effected by the Spin-Off, the Strategic Alliance Agreement was assigned to TRC, which is entitled to receive any contingent payments and royalties payable by GSK from sales of products that may be developed under the Strategic Alliance Agreement, such as MABA, and MABA/FF.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

Revenue is recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Revenue is recognized through a five-step process: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price for the contract; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied. We recognize our royalty revenue on net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned and reported to us. Royalties are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to GSK.

Under the GSK Agreements, we recognized net revenue of $261.0 million for each of the years ended December 31, 2019 and 2018, and $217.2 for the year ended December 31, 2017.

Capitalized Fees paid to a Related Party

We capitalize fees paid to licensors related to agreements for approved products or commercialized products (“Capitalized Fees”). Our gross Capitalized Fees of $220.0 million as of December 31, 2019 consist of registrational and launch-related milestone fees paid to GSK. We capitalized these fees as capitalized fees paid to a related party and amortize these Capitalized Fees on a straight-line basis over their estimated useful lives upon the commercial launch of the products. The estimated useful lives of these Capitalized Fees are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the Collaboration Agreement is terminated earlier. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these Capitalized Fees is recognized as a reduction of royalty revenue. Amortization expense for each of the years ended December 31, 2019, 2018, and 2017 was $13.8 million. The remaining estimated amortization expense is $13.8 million for each of the years from 2020 to 2024 and $70.0 million thereafter.

We review our Capitalized Fees for impairment on a product-by-product basis for each major geographic area when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of Capitalized Fees is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We derive the required cash flow estimates from near-term forecasted product sales and long-term projected sales in the corresponding market. Based upon our analyses, no impairment charges have been recorded on the Capitalized Fees as of December 31, 2019.

Fair Value of Stock-Based Compensation Awards

We use the Black-Scholes-Merton option pricing model to estimate the fair value of options as of the date of grant. The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We use the “simplified” method as described in Staff Accounting Bulletin No. 107, “Share Based Payment,” for the expected option term. We use our historical volatility to estimate expected stock price volatility. The estimated fair value of the option is expensed on a ratable basis over the expected term of the grant.

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

For more information, refer to Note 6, “Stock-Based Compensation,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In the fourth quarter of 2018, we recorded an income tax benefit of approximately $196.1 million related to the reversal of a valuation allowance on our deferred tax assets. In 2019, we recognized income tax expense of $41.9 million.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016 02, Leases (Topic 842), which requires an entity to recognize right of use assets representing its right to use the underlying asset for the lease term and lease liabilities representing the present value of the future lease payments for both financing and operating leases on its consolidated balance sheets. For a lease with a term of 12 months or less, the standard allows an entity to elect not to recognize a right-of-use asset and a lease liability and recognize the lease expense on a straight-line basis. We adopted the standard in 2019 and recognized a right-of-use asset and lease liabilities in the amount of $0.3 million, respectively, for the operating lease on our current corporate headquarters at December 31, 2019.

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

Results of Operations

Net Revenue

Total net revenue, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Royalties from a related party — RELVAR/BREO	$189,424	$220,162	$198,726	$(30,738)	(14)%	$21,436	11%
Royalties from a related party — ANORO	42,625	41,286	29,036	1,339	3	12,250	42
Royalties from a related party — TRELEGY	42,790	13,379	179	29,411	*	13,200	*
Total royalties from a related party	274,839	274,827	227,941	12	—	46,886	21
Less: amortization of capitalized fees paid to a related party	(13,823)	(13,823)	(13,823)	—	—	—	—
Royalty revenue	261,016	261,004	214,118	12	—	46,886	22
Strategic alliance — MABA program license	—	—	3,099	—	*	(3,099)	*
Total net revenue from GSK	$261,016	$261,004	$217,217	$12	$—%	$43,787	20%

*    Not Meaningful

Total net revenue increased slightly for the year ended December 31, 2019, compared to the year ended December 31, 2018. Royalties for RELVAR®/BREO® ELLIPTA® decreased primarily due to increased pricing pressure in the U.S., offset by volume growth in both the U.S. and non-U.S. markets. The decrease was offset by continued growth in prescriptions and market share for TRELEGY® ELLIPTA®. Royalties for ANORO® ELLIPTA® increased slightly year over year.

Total net revenue increased for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to continuing growth in prescriptions and market share of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA®. In the fourth quarter of 2017, due to the completion of Innoviva’s performance obligations under the MABA program, we revised the performance period, which was previously estimated to end in June 2020. The change in this estimate resulted in full recognition of the remaining deferred revenue balance.

Research & Development

We did not incur research & development (“R&D”) expenses during the years ended December 31, 2019 and 2018.

$1.4 million R&D expenses for the year ended December 31, 2017 was related to the late-stage partnered respiratory assets with GSK.

General & Administrative

General and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
General and administrative expenses	$14,656	$20,053	$32,258	$(5,397)	(27)%	$(12,205)	(38)%
General and administrative expenses — related party	—	2,700	—	(2,700)	*	2,700	*

*    Not Meaningful

General and administrative expenses decreased by $5.4 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, mainly attributable to lower personnel-related expenses as a result of lower headcount. The amount for the year ended December 31, 2019 included $3.1 million legal and related fees for the arbitration initiated by Theravance Biopharma against the Company and TRC, as further described in Item 3 of Part I of this Form 10-K titled “Legal Proceedings,” of which $3.0 million was accounted for as TRC’s expenses and consolidated in the Company’s consolidated statements of income.

General and administrative expenses decreased by $12.2 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. The amount for the year ended December 31, 2018 included $5.7 million cash severance costs in connection with certain members of senior management’s separation from the Company and payment of $2.7 million to Sarissa pursuant to a settlement agreement in February 2018. The amount for the year ended December 31, 2017 included $8.1 million of net proxy contest and associated litigation costs.

Other Expense, net, and Interest Income

Other expense, net, and interest income, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2019			2018
(In thousands)	2019	2018	2017	$	%		$	%
Other expense, net	$(345)	$(5,702)	$(7,038)	$5,357	*	%	$1,336	*	%
Interest income	5,540	1,660	1,311	3,880	*		349	27

*    Not Meaningful

Other expense, net for the year ended December 31, 2019, mainly consists of the loss on the extinguishment of debt of $0.2 million in relation to the remaining principal balance payoff of our Term B Loan. Other expense, net for the year ended December 31, 2018, mainly consists of the loss on the extinguishment of debt of $5.7 million in relation to the prepayments of our Term B Loan. Other expense, net for the year ended December 31, 2017, primarily pertains to the loss on the extinguishment of debt of $7.3 million in relation to our redemptions of non-recourse notes due 2029 (the “2029 Notes”).

Interest income increased in the year ended December 31, 2019 compared to the years ended December 31, 2018 and 2017, primarily due to higher cash and investment balances.

Interest Expense

Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Interest expense	$18,660	$23,954	$43,601	$(5,294)	(22)%	$(19,647)	(45)%

Interest expense decreased for the year ended December 31, 2019, compared to the prior years primarily due to the lower average outstanding debt balance. See “Liquidity” section below for further information.

Income Taxes

Income tax benefit (expense), net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Income tax benefit (expense), net	$(41,902)	$196,073	$(4)	$(237,975)	*	$196,077	*

*    Not Meaningful

As of December 31, 2019, 2018 and 2017, we had net operating loss carryforwards for federal income taxes of $0.6 billion, $0.8 billion, and $1.0 billion, respectively. As of December 31, 2019, 2018 and 2017, we had federal research and development tax credit carryforwards of $44.4 million, $44.8 million, and $45.2 million, respectively.

For the year ended December 31, 2019, we recognized $41.9 million of income tax expense based on the taxable income generated during the year.

For the year ended December 31, 2018, we recognized $196.1 million of income tax benefit after we evaluated whether it was more likely than not that some portion or all deferred tax assets would be realized in the future based on all available positive and negative evidence, including but not limited to our historical operating results and our expectation of future profitability, and concluded that we would be able to realize approximately $190.2 million and $5.9 million benefits of the U.S. federal and state deferred tax assets in the future, respectively. Accordingly, we released our valuation allowance on these deferred tax assets as of December 31, 2018.

We had total unrecognized tax benefits of $15.3 million as of December 31, 2019. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $8.0 million as of December 31, 2019. Our total unrecognized tax benefits as of December 31, 2018 and 2017 were $15.4 million and $15.5 million, respectively.

Utilization of net operating loss and tax credit carryforwards is subject to rules, provided by the Internal Revenue Code and similar state provisions, governing annual limitations tied to ownership changes. In addition, as a result of the passage of the Tax Cuts and Jobs Act, corporate tax rates in the United States decreased in 2018, which resulted in the remeasurement of our deferred tax assets at the new statutory rate and a reduction in the value of our deferred tax assets in 2017. We conducted an analysis through September 30, 2019 to determine whether an ownership change had occurred since inception. The study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. However, notwithstanding the applicable annual limitations, we estimate that no portion of the net operating loss or credit carryforwards will expire before becoming available to reduce federal and state income tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Net income attributable to noncontrolling interest	$33,705	$11,272	$129	$22,433	*	$11,143	*

*    Not Meaningful

Net income attributable to noncontrolling interest represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma. The year over year increases were primarily due to the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the year ended December 31, 2019, we generated gross royalty revenues from GSK of $274.8 million. Net cash and cash equivalents, short-term investments and marketable securities totaled $350.8 million, and royalties receivable from GSK totaled $79.4 million, as of December 31, 2019.

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

On August 18, 2017, we entered into a Credit Agreement and completed a financing of the $250.0 million Term B Loan, the proceeds of which were used to repay the remaining balance of the 2029 Notes. The Term B Loan was fully paid off in December 2019, almost three years ahead of the maturity in 2022.

Adequacy of Cash Resources to Meet Future Needs

We believe that cash from projected future royalty revenues and our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated debt service and operating needs for at least the next 12 months based upon current operating plans and financial forecasts. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, from time to time we may restructure or reduce our debt, including through tender offers, redemptions, amendments, repurchases or otherwise, all allowable with the terms of our debt agreements.

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2019	2018	2017	2019	2018
Net cash provided by operating activities	$257,458	$223,531	$141,749	$33,927	$81,782
Net cash provided by (used in) investing activities	(18,003)	3,519	(23,236)	(21,522)	26,755
Net cash used in financing activities	(23,776)	(237,969)	(163,193)	214,193	(74,776)

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2019 was $257.5 million, consisting primarily of our net income of $191.0 million, adjusted for non-cash items such as $41.9 million of deferred income taxes, $13.9 million of depreciation and amortization, $7.8 million amortization of debt discount and issuance costs, $2.1 million of stock-based compensation expense, partially offset by $2.2 million of amortization of discount on short-term investments and a decrease in receivables from collaborative arrangements of $3.9 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 of $18.0 million was primarily due to $231.9 million in purchases of marketable securities, partially offset by $213.9 million of proceeds received from maturities of marketable securities.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 of $23.8 million was primarily due to $13.8 million payment for paying off the remaining principal balance of our Term B Loan and $10.6 million distributions to noncontrolling interest.

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

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2019, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $2.8 million. The carrying value of this lease guarantee was $0.1 million as of December 31, 2019 and is reflected in other long-term liabilities in our consolidated balance sheet.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters. As such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of December 31, 2019.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of December 31, 2019.

		Payment Due by Period
		Less Than			More Than
(In thousands)	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
2023 Notes	$258,907	$5,121	$10,242	$243,544	$—
2025 Notes	221,376	4,813	9,625	9,625	197,313
Facility lease	348	116	232	—	—
Total	$480,631	$10,050	$20,099	$253,169	$197,313

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our portfolio of investments in debt securities and the debt that we have issued. We account for our investments in debt securities at fair value, with unrealized gains or losses recorded as a component of other comprehensive income. We believe that our exposure to interest rate risk on our investment portfolio is not material as the average remaining maturity of our investment portfolio was approximately three months as of December 31, 2019.

We account for our 2023 Notes and 2025 Notes on an amortized cost basis and our recognized value of the debt does not reflect changes in fair value. Also, because our 2023 Notes and 2025 Notes bear interest at a fixed rate, our cash flows are not subject to variability as a result of changes in interest rates. However, we do disclose the estimated fair value of our debt and we are exposed to changes in fair value that may occur as a result of interest rate fluctuations. As of December 31, 2019, based on available pricing information, the fair values of our 2023 Notes and 2025 Notes were estimated to be $243.4 million and $209.0 million, respectively. The 2023 Notes and 2025 Notes bear interest at a fixed rate of 2.125% and 2.5%, respectively. Information about the contractual maturities of our debt is disclosed in the table within the Contractual Obligations and Commercial Commitments section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$278,096	$62,417
Short-term marketable securities	72,749	52,491
Related party receivables from collaborative arrangements	79,427	83,286
Prepaid expenses and other current assets	962	849
Total current assets	431,234	199,043
Property and equipment, net	33	160
Capitalized fees paid to a related party, net	139,076	152,899
Deferred tax assets, net	154,171	196,054
Other assets	312	37
Total assets	$724,826	$548,193

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10	$11
Accrued personnel-related expenses	647	470
Accrued interest payable	4,152	4,264
Other accrued liabilities	562	955
Total current liabilities	5,371	5,700
Long-term debt, net of discount and issuance costs	377,120	382,855
Other long-term liabilities	219	586
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,288 and 101,098 issued and outstanding as of December 31, 2019 and 2018, respectively	1,013	1,011
Additional paid-in capital	1,258,859	1,256,267
Accumulated other comprehensive income (loss)	27	(3)
Accumulated deficit	(946,404)	(1,103,692)
Total Innoviva stockholders’ equity	313,495	153,583
Noncontrolling interest	28,621	5,469
Total stockholders’ equity	342,116	159,052
Total liabilities and stockholders’ equity	$724,826	$548,193

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $13,823 in the years ended December 31, 2019, 2018, and 2017, respectively	$261,016	$261,004	$214,118
Revenue from collaborative arrangements from a related party	—	—	3,099
Total net revenue	261,016	261,004	217,217
Operating expenses:
Research and development	—	—	1,355
General and administrative	14,656	20,053	32,258
General and administrative - related party	—	2,700	—
Total operating expenses	14,656	22,753	33,613
Income from operations	246,360	238,251	183,604
Other expense, net	(345)	(5,702)	(7,038)
Interest income	5,540	1,660	1,311
Interest expense	(18,660)	(23,954)	(43,601)
Income before income taxes	232,895	210,255	134,276
Income tax benefit (expense), net	(41,902)	196,073	(4)
Net income	190,993	406,328	134,272
Net income attributable to noncontrolling interest	33,705	11,272	129
Net income attributable to Innoviva stockholders	$157,288	$395,056	$134,143
Basic net income per share attributable to Innoviva stockholders	$1.55	$3.92	$1.25
Diluted net income per share attributable to Innoviva stockholders	$1.43	$3.53	$1.17
Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	101,150	100,849	106,945
Shares used to compute diluted net income per share	113,409	113,408	119,866

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$190,993	$406,328	$134,272
Net unrealized income (loss) on marketable securities, net of tax impact of $8, $0, $0 respectively	30	15	(19)
Comprehensive income	191,023	406,343	134,253
Comprehensive income attributable to noncontrolling interest	33,705	11,272	129
Comprehensive income attributable to Innoviva stockholders	$157,318	$395,071	$134,124

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Innoviva Stockholders' Equity (Deficit)
				Accumulated					Total
			Additional	Other					Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Equity
	Shares	Amount	Capital	Income (loss)	Deficit	Shares	Amount	Interest	(Deficit)
Balance as of December 31, 2016	108,585	$1,085	$1,282,077	$1	$(1,632,891)	(150)	$(3,263)	$—	$(352,991)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	23	23
Exercise of stock options, and issuance of common stock units and stock awards	891	9	(1,702)	—	—	—	—	—	(1,693)
Stock-based compensation	—	—	9,833	—	—	—	—	—	9,833
Cash dividend forfeited	—	—	7	—	—	—	—	—	7
Repurchase of common stock	(7,430)	(75)	(97,425)	—	—	—	—	—	(97,500)
Equity component of Covertible Senior Notes due 2025, net of issuance costs	—	—	65,361	—	—	—	—	—	65,361
Net income	—	—	—	—	134,143	—	—	129	134,272
Other comprehensive loss	—	—	—	(19)	—	—	—	—	(19)
Balance as of December 31, 2017	102,046	1,019	1,258,151	(18)	(1,498,748)	(150)	(3,263)	152	(242,707)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,955)	(5,955)
Exercise of stock options, and issuance of common stock units and stock awards	(798)	(8)	(1,926)	—	—	—	—	—	(1,934)
Stock-based compensation	—	—	3,233	—	—	—	—	—	3,233
Cash dividend forfeited	—	—	72	—	—	—	—	—	72
Retirement of treasury stock	(150)	—	(3,263)	—	—	150	3,263	—	—
Net income	—	—	—	—	395,056	—	—	11,272	406,328
Other comprehensive income	—	—	—	15	—	—	—	—	15
Balance as of December 31, 2018	101,098	1,011	1,256,267	(3)	(1,103,692)	—	—	5,469	159,052
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10,553)	(10,553)
Exercise of stock options, and issuance of common stock units and stock awards	190	2	536	—	—	—	—	—	538
Stock-based compensation	—	—	2,056	—	—	—	—	—	2,056
Net income	—	—	—	—	157,288	—	—	33,705	190,993
Other comprehensive income	—	—	—	30	—	—	—	—	30
Balance as of December 31, 2019	101,288	$1,013	$1,258,859	$27	$(946,404)	—	$—	$28,621	$342,116

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$190,993	$406,328	$134,272
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	41,875	(196,054)	—
Depreciation and amortization	13,874	13,872	13,982
Stock-based compensation	2,056	3,233	9,833
Amortization of debt discount and issuance costs	7,799	7,748	5,116
Loss on write-off of property and equipment	104	—	—
Loss on extinguishment of debt	216	5,745	7,256
Amortization of discount on short-term investments	(2,229)	(256)	(105)
Amortization of lease guarantee	(325)	(325)	(325)
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	3,859	(12,746)	(23,693)
Prepaid expenses and other current assets	(113)	(95)	12
Other assets	27	—	—
Accounts payable	(1)	(590)	473
Accrued personnel-related expenses and other accrued liabilities	(439)	(1,677)	(81)
Accrued interest payable	(112)	(1,656)	(1,908)
Other long-term liabilities	(126)	4	16
Deferred revenue	—	—	(3,099)
Net cash provided by operating activities	257,458	223,531	141,749
Cash flows from investing activities
Maturities of marketable securities	213,924	75,375	44,387
Purchases of marketable securities	(231,915)	(71,856)	(67,623)
Sales of marketable securities	—	—	—
Purchases of property and equipment	(12)	—	—
Net cash provided by (used in) investing activities	(18,003)	3,519	(23,236)
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(89)	(3,073)	(2,128)
Payments of principal on senior secured term loans	(13,750)	(230,000)	(6,250)
Payments of cash dividends to stockholders	(11)	(80)	(281)
Proceeds from issuances of common stock, net	627	1,139	435
Proceeds from issuance of convertible senior notes due 2025	—	—	192,500
Proceeds from senior secured term loans	—	—	250,000
Payments of debt issuance costs and debt discount	—	—	(12,803)
Payments of principal on non-recourse notes due 2029	—	—	(487,189)
Repurchase of common stock	—	—	(97,500)
Contributions from (distributions to) noncontrolling interest	(10,553)	(5,955)	23
Net cash used in financing activities	(23,776)	(237,969)	(163,193)
Net increase (decrease) in cash and cash equivalents	215,679	(10,919)	(44,680)
Cash and cash equivalents at beginning of period	62,417	73,336	118,016
Cash and cash equivalents at end of period	$278,096	$62,417	$73,336
Supplemental disclosure of cash flow information
Cash paid for interest	$10,974	$17,861	$40,353

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

Innoviva (referred to as "Innoviva", the "Company", or "we" and other similar pronouns) is a company with a portfolio of royalties that include respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® .

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innoviva and its wholly-owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For the consolidated variable interest entity, the Company records net income attributable to noncontrolling interest on its consolidated statements of income equal to the percentage of ownership interest retained in such entity by the respective noncontrolling party.

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Management evaluates its significant accounting policies and estimates on an ongoing basis. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. These estimates also form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits. Refer to “Segment Reporting” below for concentrations with respect to revenues and geographic locations.

Segment Reporting

We operate in a single segment, which is to provide capital return to stockholders by maximizing the potential value of our respiratory assets partnered with GSK. Revenues are generated from our collaborative arrangements and royalty payments from GSK, located in Great Britain. Our facilities are located within the United States.

Variable Interest Entity

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity in our financial statements. We consolidate the financial results of TRC, which we have determined to be a VIE, because we have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from, TRC. As of December 31, 2019 and 2018, $14.4 million and $6.4 million, respectively, of the related-party receivables from collaborative arrangements were attributable to TRC. The cash balance attributable to TRC as of December 31, 2019 was $22.3 million. The primary source of revenue for TRC is the royalties generated from the net sales of TRELEGY® ELLIPTA® by GSK. Total revenue for TRC related to TRELEGY® ELLIPTA® for

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the years ended December 31, 2019 and 2018 was $42.8 million and $13.4 million, respectively. Total operating expenses were $3.4 million for the year ended December 31, 2019, compared to minimal amounts for the year ended December 31, 2018. The expenses incurred in 2019 were primarily related to an arbitration initiated by Theravance Biopharma against the Company and TRC, as further described in Item 3 of Part I of this Form 10-K titled "Legal Proceedings".

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investments in Marketable Securities

We invest in short-term investments and marketable securities, primarily corporate notes, government securities, government agencies, and government commercial papers. We limit the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or short-term marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations. Realized gains and losses, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment, which consisted of equipment, computer equipment, software, office furniture and fixtures, was immaterial as of December 31, 2019 and 2018, respectively.

Property, equipment and leasehold improvements are stated at cost and depreciated using the straight-line method as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 years

Capitalized Fees Paid to a Related Party

We capitalize fees paid to licensors related to agreements for approved products or commercialized products. We capitalize these fees as capitalized fees paid to a related party (“Capitalized Fees”) and amortize these Capitalized Fees on a straight-line basis over their estimated useful lives upon the commercial launch of the product, which has been shortly after regulatory approval of such product. The estimated useful lives of these Capitalized Fees are based on a country-by-country and product-by-product basis, as the later of the expiration or termination of the last patent right covering the compound in such product in such country and 15 years from first commercial sale of such product in such country, unless the Collaboration Agreement is terminated earlier. Consistent with our policy for classification of costs under the research and development collaborative arrangements, the amortization of these Capitalized Fees is recognized as a reduction of royalty revenue. We review our Capitalized Fees for impairment on a product-by-product basis for each major geographic area when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of Capitalized Fees is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We derive the required cash flow estimates from near-term forecasted product sales and long-term projected sales in the corresponding market.

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

We recognize the royalty revenue on net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned and reported to us. Royalties are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to GSK.

Fair Value of Stock-Based Compensation Awards

We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our employee stock purchase plan (“ESPP”). The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We use the “simplified” method as described in Staff Accounting Bulletin No. 107, “Share-Based Payment,” for the expected option term. We use our historical volatility to estimate expected stock price volatility.

Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) are measured based on the fair market values of the underlying stock on the dates of grant.

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

The recognition and measurement of tax benefits requires significant judgment. Our judgment might change as new information becomes available. We will continue to evaluate our deferred tax assets each reporting period to determine whether adjustments to our valuation allowance are required and deferred tax assets will be realized based on the consideration of all available positive and negative evidence, including the differences between our anticipated and actual future operating results, using a “more likely than not” standard.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether the factors underlying the sustainability assertion have changed and whether the amount of the recognized tax benefit is still appropriate.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of changes in unrealized and realized gains and losses on our marketable securities and the related tax impact of these changes.

Related Parties

GSK owned 31.6% of our outstanding common stock as of December 31, 2019. Transactions with GSK are described in Note 3, “Collaborative Arrangements.”

Recently Adopted Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update ASU 2016-02, Leases, which supersedes the lease recognition requirements in ASC Topic 840, Leases. The standard requires an entity to recognize right-of-use assets and lease liabilities arising from a lease for both financing and operating leases in the consolidated balance sheets but recognize the impact on the consolidated statement of operations and cash flows in a similar manner under previous GAAP. The

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

standard also requires additional qualitative and quantitative disclosures. We adopted the standard in 2019 and recognized a right-of-use asset and lease liabilities in the amount of $0.3 million, respectively, for the operating lease on our current corporate headquarters at December 31, 2019.

In August 2018, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements relating to the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule is effective on November 5, 2018. Effective January 1, 2019, the Company adopted this rule and added a Consolidated Statement of Changes in Stockholders’ Equity (Deficit) in its Form 10-Qs filed during the year ended December 31, 2019, which presented a reconciliation in a single statement showing the changes in stockholders equity for each interim period, as well as each comparable period.

Recently Issued Accounting Standards or Updates Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently in the process of evaluating the effects of the provisions of ASU 2019-12 on our financial statements.

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

Our 2025 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the years ended December 31, 2019 and 2018, respectively.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  NET INCOME PER SHARE (Continued)

The following table shows the computation of basic and diluted net income per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands except per share data)	2019	2018	2017
Numerator:
Net income attributable to Innoviva stockholders, basic	$157,288	$395,056	$134,143
Add: interest expense on 2023 Notes	4,648	5,661	5,647
Net income attributable to Innoviva stockholders, diluted	$161,936	$400,717	$139,790
Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	101,150	100,849	106,945
Dilutive effect of 2023 Notes	12,189	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	70	370	732
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,409	113,408	119,866
Net income per share attributable to Innoviva stockholders
Basic	$1.55	$3.92	$1.25
Diluted	$1.43	$3.53	$1.17

Anti-dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,130	1,490	2,121

3.  REVENUE RECOGNITION AND COLLABORATIVE ARRANGEMENTS

Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreement was as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Royalties from a related party — RELVAR/BREO	$189,424	$220,162	$198,726
Royalties from a related party — ANORO	42,625	41,286	29,036
Royalties from a related party — TRELEGY	42,790	13,379	179
Total royalties from a related party	274,839	274,827	227,941
Less: amortization of capitalized fees paid to a related party	(13,823)	(13,823)	(13,823)
Royalty revenue	261,016	261,004	214,118
Strategic alliance — MABA program license	—	—	3,099
Total net revenue from GSK	$261,016	$261,004	$217,217

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  REVENUE RECOGNITION AND COLLABORATIVE ARRANGEMENTS (Continued)

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

We are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single-agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA Collaboration, such as ANORO® ELLIPTA® , royalties are upward tiering and range from 6.5% to 10%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. AVAILABLE-FOR-SALE SECURITIES AND FAIR VALUE MEASUREMENTS

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$53,799	$35	—	$53,834
U.S. commercial paper	18,915	—	—	18,915
Money market funds	233,992	—	—	233,992
Total	$306,706	$35	$—	$306,741

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$29,736	$—	$(3)	$29,733
U.S. government agencies	4,971	—	—	4,971
U.S. corporate notes	2,875	—	—	2,875
U.S. commercial paper	22,037	—	—	22,037
Money market funds	49,358	—	—	49,358
Total	$108,977	$—	$(3)	$108,974

As of December 31, 2019, all of the available-for-sale debt securities had contractual maturities within one year, and the average duration of debt securities was approximately three months.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. AVAILABLE-FOR-SALE SECURITIES AND FAIR VALUE MEASUREMENTS (Continued)

Fair Value Measurements

Our available-for-sale securities are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of December 31, 2019 Using:
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$53,834	$—	$53,834
U.S. commercial paper	—	18,915	—	18,915
Money market funds	233,992	—	—	233,992
Total assets measured at estimated fair value	$233,992	$72,749	$—	$306,741
Debt
2023 Notes	$—	$243,394	$—	$243,394
2025 Notes	—	208,976	—	208,976
Total fair value of debt	$—	$452,370	$—	$452,370

	Estimated Fair Value Measurements as of December 31, 2018 Using:
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$29,733	$—	$29,733
U.S. government agencies	—	4,971	—	4,971
U.S. corporate notes	—	2,875	—	2,875
U.S. commercial paper	—	22,037	—	22,037
Money market funds	49,358	—	—	49,358
Total assets measured at estimated fair value	$49,358	$59,616	$—	$108,974
Debt
Term B Loan	$—	$13,750	$—	$13,750
2023 Notes	—	258,918	—	258,918
2025 Notes	—	230,692	—	230,692
Total fair value of debt	$—	$503,360	$—	$503,360

The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

The fair value of our 2023 Notes and of our 2025 Notes is based on recent trading prices of the instruments. The carrying amount of our initial Term B Loan before deducting debt issuance costs approximates fair value at December 31, 2018 as the loan carried a variable interest rate that was tied to the LIBOR rate plus an applicable spread.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CAPITALIZED FEES PAID TO A RELATED PARTY

Capitalized fees paid to a related party, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

		December 31,
(In thousands)	Amortization period	2019	2018
United States	2013-2030	$120,000	$120,000
Europe	2013-2029	60,000	60,000
Japan	2013-2029	40,000	40,000
Gross carrying value		220,000	220,000
Accumulated amortization		(80,924)	(67,101)
Net carrying value		$139,076	$152,899

These milestone fees are being amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. As of December 31, 2019, the weighted average remaining amortization period is 10.1 years.

Additional information regarding these milestone fees is included in Note 3, “Collaborative Arrangements.” Amortization expense for each of the years ended December 31, 2019, 2018 and 2017 was $13.8 million. The remaining estimated amortization expense is $13.8 million for each of the years from 2020 to 2024 and $70.0 million thereafter.

6. STOCK-BASED COMPENSATION

Equity Incentive Plans

In May 2012, we adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, RSAs, RSUs and Stock Appreciation Rights to employees, non-employee directors and consultants. As of December 31, 2019, total shares remaining available for issuance under the 2012 Plan were 5,043,494.

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

As of December 31, 2019, total shares remaining available for issuance under the ESPP were 187,576.

Performance-Contingent RSAs and RSUs

Since 2011, the Compensation Committee of our Board of Directors (the “Compensation Committee”) has approved grants of performance-contingent RSAs and RSUs to senior management and a non-executive officer. Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment. Recognition of stock-based compensation expense begins when the performance goals are deemed probable of achievement.

Included in these performance-contingent RSAs was the remaining grant of 63,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011. These awards were released in November 2017 upon vesting.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

Market-Based RSAs and RSUs

2016 Market-Based RSAs and RSUs

On January 14, 2016, the Compensation Committee approved and granted 282,394 RSAs and 46,294 RSUs to senior management. These awards included a market condition based on Relative Total Shareholder Return (“TSR”) and a service condition that required continued employment collectively, the “Performance Measures”. The vesting percentages of these awards were calculated based on the two-year TSR with a catch-up provision opportunity measured on January 13, 2019 for RSAs and on September 30, 2018 for RSUs. Two-thirds of amounts earned at the end of year two would vest and be distributed on February 20, 2018, while the final one-third earned after two years as well as the catch-up amount earned would vest and be distributed on February 20, 2019 for RSAs and November 20, 2018 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 328,688 shares granted upon the actual performance against the Performance Measures. The grant date fair value of these awards was determined using a Monte Carlo valuation model. The aggregate value of $2.0 million was to be recognized as compensation expense over the implied service period and would not be reversed if the market condition was not met.

In February 2018, the Compensation Committee certified the maximum achievement of the TSR as of the first measurement date, January 12, 2018. RSAs totaling 69,440 and RSUs totaling 30,862 representing two-thirds of the amounts were released on February 20, 2018. In connection with the separation of certain members of senior management from the Company in early February 2018, the Board of Directors agreed to accelerate the vesting and distribution of an aggregate of 118,821 RSAs to these members of senior management. The remaining 59,411 RSAs for these members of senior management were forfeited. As a net result of the vesting acceleration of the RSAs and the forfeiture of those unvested RSAs, an additional $0.7 million compensation expense was recognized in March 2018.

In August and September 2018, the remaining 34,721 RSAs and 15,432 RSUs were forfeited due to the additional separation of senior management members, and $0.2 million of previously recognized compensation expense was reversed.

2017 Market-Based RSAs and RSUs

On January 17, 2017, the Compensation Committee approved and granted 353,508 RSAs and 53,360 RSUs to senior management. These awards included a market condition based on the TSR of Innoviva’s common stock as compared to the TSR of the Nasdaq Biotechnology Index (“Index”) and a service condition that required continued employment collectively, the “Performance Measures II.” The vesting percentages of these awards were calculated based on the two-year performance period with a catch-up provision opportunity measured on December 31, 2019 for RSAs and on September 30, 2019 for RSUs. Two-thirds of amounts earned at the end of year two would vest and be distributed on February 20, 2019, while the final one-third earned after two years as well as the catch-up amount earned would vest and be distributed on February 20, 2020 for RSAs and November 20, 2019 for RSUs. The actual payout of shares may range from a minimum of zero shares to a maximum of 406,868 shares granted upon the actual performance against the Performance Measures II. The grant date fair value of these awards was determined using a Monte Carlo valuation model. The aggregate value of $3.2 million was to be recognized as compensation expense over the implied service period and was subject to forfeiture.

In connection with the separation of certain members of senior management from the Company during 2018, all of the 2017 market-based RSAs and RSUs were forfeited and $1.3 million previously recognized compensation expense was reversed.

2018 Market-Based RSAs and RSUs

On March 2, 2018, the Compensation Committee approved and granted 111,668 RSAs and 49,630 RSUs to senior management. These awards included a market condition based on the TSR of Innoviva’s common stock over a three-year performance period from the date of grant for the RSAs and from the date of grant until September 30, 2020 for RSUs, and a service condition that required continued employment. The grant date fair value of these awards was determined using a Monte Carlo valuation model. The aggregate value of $1.7 million was to be recognized as compensation expense over the implied service period and would not be reversed if the market condition was not met, but with the exception of such person’s continued employment with the Company.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

In connection with the separation of the senior management members from the Company during 2018, all of the 2018 market-based RSAs and RSUs were forfeited.

Director Compensation Program

Our non-employee directors receive compensation for services provided as a director. Each member of our Board of Directors who is not an employee receives both cash and equity compensation for services as a director, member of a committee of the Board of Directors, lead independent director and chairman, as applicable. In October 2017, both the cash and equity components of the compensation program were amended, effective immediately (the “October 2017 Amendments”).

Each of our independent directors receives periodic automatic grants of equity awards under a program implemented under the 2012 Plan. These grants are non-discretionary. Only our independent directors or affiliates of such directors are eligible to receive automatic grants under the 2012 Plan. Under the program, each individual who first became a non-employee director will, on the date such individual joins the Board of Directors, automatically be granted a one-time grant of RSUs covering a number of shares of our common stock calculated as $125,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, rounded down to the nearest whole share (the “Initial RSUs”), plus a one-time grant of RSUs covering a number of shares of our common stock calculated as $225,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, which would be pro-rated for the number of whole months remaining until the anniversary of the prior year’s stockholders’ meeting, rounded down to the nearest whole share (the “Pro Rata RSUs”). The Initial RSUs vest in two equal annual installments, while Pro Rata RSUs vest in a single installment at the sooner of the next annual stockholder meeting or the one-year grant anniversary, in each case subject to the non-employee director’s continuous service through the applicable vesting date.

Annually, upon his or her re-election to the Board of Directors at the Annual Meeting of Stockholders, each non-employee director is automatically granted an RSU covering a number of shares of our common stock calculated as $225,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, rounded down to the nearest whole share. These RSUs will vest at the sooner of the next annual stockholder meeting or the one-year anniversary of grant, subject to the non-employee director’s continuous service through the applicable vesting date. Following the amendment to our non-employee director compensation program, both the annual RSUs and Initial RSUs described above remained unchanged with the exception that the number of shares of our common stock subject to each award has been reduced.

These RSUs will vest in full upon the director’s death, the occurrence of a change in control or, with respect to awards made after the October 2017 Amendments, the director’s disability before the director’s service terminates. Director RSUs carry dividend equivalent rights to be credited with an amount equal to all cash dividends paid on the underlying shares of common stock while unvested. Dividend equivalents are subject to the same terms and conditions, including vesting, as the RSUs to which they attach and are paid in cash upon vesting.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Research and development	$—	$—	$697
General and administrative	2,056	3,233	9,136
Total stock-based compensation expense	$2,056	$3,233	$9,833

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION (Continued)

Stock-based compensation expense included in the consolidated statements of operations by award type is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Stock options	$—	$305	$593
RSUs	1,431	1,650	2,282
RSAs	615	1,920	4,497
Performance-based RSAs	—	—	242
Market-based RSUs (PSUs)	—	(224)	291
Market-based RSAs (PSAs)	—	(464)	1,855
ESPP	10	46	73
Total stock-based compensation expense	$2,056	$3,233	$9,833

For the year ended December 31, 2018, $1.7 million of stock-based compensation was reversed for the forfeited market-based awards due to the separation of senior management members.

As of December 31, 2019, the unrecognized stock-based compensation cost and the estimated weighted-average amortization period were as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization
(In thousands)	Cost	Period (Years)
RSUs	$376	0.3
RSAs	942	2.5
Total unrecognized compensation cost	$1,318

Compensation Awards

The following table summarizes equity award activity under the 2012 Plan and prior plans and related information:

		Weighted-
		Average		Weighted-		Weighted-
		Exercise		Average		Average
	Number of	Price of	Number of	Fair Value	Number of	Fair Value
	outstanding	Outstanding	outstanding	per Share	outstanding	per Share
(In thousands, except per share data)	options	Options	RSUs and PSUs	at Grant	RSAs and PSAs	at Grant
Balance as of December 31, 2018	1,237	$24.00	105	$15.54	77	$15.37
Granted	—	—	81	13.72	53	15.08
Exercised	(45)	12.27	—	—	—	—
Released RSUs/RSAs	—	—	(92)	15.55	(52)	16.43
Forfeited	(105)	27.14	—	—	—	—
Balance as of December 31, 2019	1,087	24.18	94	13.94	78	14.46

As of December 31, 2019, the aggregate intrinsic value of the options outstanding and options exercisable was $0.1 million. All outstanding options were exercisable. The weighted average remaining contractual term was 2.89 years.

The total intrinsic value of the options exercised was $0.2 million for the year ended December 31, 2019 and $0.4 million for the year ended December 31, 2018. It was not material in the year ended December 31, 2017. The total estimated fair value of options vested was nil, $0.8 million and $3.8 million in the years ended December 31, 2019, 2018 and 2017, respectively.

The total estimated fair value of RSUs vested was $1.4 million in the year ended December 31, 2019, and $2.6 million in the year ended December 31, 2018 and 2017.

The total estimated fair value of RSAs vested was $0.9 million, $7.6 million and $6.3 million in the years ended December 31, 2019, 2018 and 2017, respectively.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT

Our debt consists of:

	December 31,
(In thousands)	2019	2018
Term B Loan	$—	$13,750
2023 Notes	240,984	240,984
2025 Notes	192,500	192,500
Total debt	433,484	447,234
Unamortized debt discount and issuance costs	(56,364)	(64,379)
Net long-term debt	$377,120	$382,855

Senior Secured Term Loans

On August 18, 2017, we entered into a credit agreement (the “Credit Agreement”) and completed a financing of $250.0 million Term B Loan, the net proceeds of which were used to repay the remaining balance of our then outstanding 2029 Notes. The Term B Loan was set to mature on August 18, 2022. Two and one-half percent (2.5%) of the initial principal amount was due quarterly beginning December 31, 2017. The remaining outstanding balance was due at maturity. Prepayments, in whole or in part, can be made at any time without a penalty. The initial term loan beared interest at a varying rate of three-month LIBOR plus 4.5%. Interest was due quarterly, beginning November 20, 2017.

The Term B Loan was unconditionally guaranteed by one of our wholly-owned subsidiaries. These loans were senior secured obligations, collateralized by a lien on substantially all of our and our subsidiary’s personal property and material real property assets (if any). The lien was removed when the loans were fully paid off in December 2019.

In connection with the financing of the Term B Loan, we incurred $2.5 million in original interest discount and $4.9 million in debt issuance costs, which were being amortized to interest expense over the term of the loan using the effective interest method. As a result of the prepayments of $230.0 million in 2018, $5.7 million of debt issuance costs were written off as a loss on the extinguishment of debt, which is presented as part of other income (expense), net in our consolidated statements of operations. In December 2019, we repaid the remaining principal balance of $13.8 million and wrote off the remaining unamortized debt issuance costs.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

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

Our outstanding 2025 Notes balances consisted of the following:

	December 31,
(In thousands)	2019	2018
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(54,597)	(61,766)
Net carrying amount	$137,903	$130,734
Equity component, net	$65,361	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2019	2018
Contractual interest expense	$4,813	$4,799
Amortization of debt issuance costs	551	505
Amortization of debt discount	6,618	6,071
Total interest and amortization expense	$11,982	$11,375

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

In connection with the offering of the 2023 Notes, we entered into two privately negotiated capped call option transactions with a single counterparty. The capped call option transaction is an integrated instrument consisting of a call option on our common stock purchased by us with a strike price equal to the initial conversion price of $27.79 per share for the underlying number of shares and a cap price of $38.00 per share, both of which are subject to adjustments consistent with the 2023 Notes. The cap component is economically equivalent to a call option sold by us for the underlying number of shares with an initial strike price of $38.00 per share. As an integrated instrument, the settlement of the capped call coincides with the due date of the convertible debt. Upon settlement, we would receive from our hedge counterparty a number of shares of our common shares that would range from zero, if the stock price was below $27.79 per share, to a maximum of 2,779,659 shares, if the stock price is above $38.00 per share. However, if the market

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

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

In connection with the sale of the 2029 Notes in 2014, we incurred approximately $15.3 million in debt issuance costs, which were being amortized to interest expense over the term of the 2029 Notes. The 2029 Notes were repaid in full in 2017 with the net proceeds from the 2025 Notes and Term B Loan. With the repayment of the 2029 Notes in 2017, we wrote off $7.3 million of unamortized debt issuance costs which is included in other income (expense), net in our consolidated statements of operations.

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of December 31, 2019 are as follows:

(In thousands)
Years ending December 31:
2020 to 2022	$—
2023	240,984
2024	—
Thereafter	192,500
Total	$433,484

8. COMMITMENTS AND CONTINGENCIES

Operating Lease and Lease Guarantee

In 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma, Inc. However, if Theravance Biopharma, Inc. were to default on its lease obligations, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2019, the total remaining lease payments, which run through May 2020, were $2.8 million. The carrying value of this lease guarantee was $0.1 million as of December 31, 2019 and is reflected in other accrued liabilities in our consolidated balance sheet. Amortization on the lease guarantee commenced in 2016 and amortization expense for each of the years ended December 31, 2019, 2018 and 2017 was $0.3 million.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

In 2019, we terminated the operating lease for our corporate headquarters in Brisbane, California and entered into a new operating lease in Burlingame, California for approximately 2,111 rentable square feet. The new lease commenced in November 2019 with a term of thirty six calendar months.

Minimum lease payments on our corporate headquarters as of December 31, 2019 are as follows:

(In thousands)
Years ending December 31:
2020	$116
2021	123
2022	109
Thereafter	—
Total	$348

Guarantees and Indemnifications

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2019.

9. INCOME TAXES

Income tax benefit (expense) consists of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current
State	$(26)	$19	$(4)
Deferred
Federal	(41,567)	190,195	—
State	(309)	5,859	—
	(41,876)	196,054	—
Total income tax benefit (expense), net	$(41,902)	$196,073	$(4)

The impacts of the differences between the expected U.S. federal statutory income tax to our income tax expense are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Expected tax at federal statutory rate	$48,908	$44,154	$46,997
State income tax, net of federal benefit	325	(5,878)	4
Non-deductible executive compensation	—	747	987
Noncontrolling interest	(7,078)	(2,367)	—
Other	326	310	(1,506)
Impact of tax reform rate change	—	—	124,017
Change in valuation allowance	(579)	(233,039)	(170,495)
Income tax expense (benefit), net	$41,902	$(196,073)	$4

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
(In thousands)	2019	2018
Deferred tax assets
Net operating loss carryforwards	$172,359	$215,497
Research and development tax credit carryforwards	55,966	56,231
Other	1,412	1,647
Total deferred tax assets before valuation allowance	229,737	273,375
Valuation allowance	(63,620)	(64,199)
Total deferred tax assets	166,117	209,176
Deferred tax liabilities
Debt issuance discount and other	(11,946)	(13,122)
Net deferred tax assets	$154,171	$196,054

We record deferred tax assets if the realization of such assets is more likely than not to occur. Significant management judgment is required in determining whether a valuation allowance against the deferred tax assets is required. We have considered all available evidence, both positive and negative, such as our historical operating results and predictability of future taxable income, in making such determination. We are also required to exercise significant management’s judgment in forecasting future taxable income. Specifically, we evaluate the following criteria when considering a valuation allowance:

●	the history of tax net operating losses in recent years;
●	predictability of operating results;
●	profitability for a sustained period of time; and
●	level of profitability on a quarterly basis.

As of December 31, 2018, we had cumulative net income before tax for the three years then ended. Based on our historical operating performance and estimated future taxable income, we concluded that it was more likely than not that we would be able to realize approximately $190.2 million and $5.9 million benefits of the U.S. federal and state deferred tax assets in the future, respectively. As of December 31, 2019, we recognized $41.9 million income tax expense and reduced the deferred tax assets by the same amount based on the taxable income generated during the year.

As of December 31, 2019, we had federal net operating loss carryforwards of approximately $0.6 billion, which will expire from 2030 through 2035, and federal research and development tax credit carryforwards of approximately $44.4 million, which will expire from 2020 through 2034. We also had state net operating loss carryforwards of approximately $649.3 million expiring in the years 2028 through 2035 and state research tax credits of approximately $32.3 million, which do not expire.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

We conducted an Internal Revenue Code of 1986, as amended, Section 382 (“Section 382”) analysis through September 30, 2019 to determine whether an ownership change had occurred since inception. The Section 382 study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards is expected to expire before becoming available to reduce federal and state income tax liabilities as a result of those identified ownership changes. If we undergo another ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2019 and 2018, we had no accrued interest or penalties.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows (in thousands):

(In thousands)
Unrecognized tax benefits as of December 31, 2017 and 2016	$15,488
Gross decrease in tax portions for 2018	(75)
Unrecognized tax benefits as of December 31, 2018	$15,413
Gross decrease in tax portions for 2019	(71)
Unrecognized tax benefits as of December 31, 2019	$15,342

Our total unrecognized tax benefits as of December 31, 2019 were $15.3 million. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate, were $8.0 million as of December 31, 2019. We do not anticipate the total amount of unrecognized income tax benefits relating to uncertain tax positions existing as of December 31, 2019 will significantly increase or decrease in the next 12 months.

We are subject to taxation in the U.S. and various state jurisdictions. The tax years 2004 through 2013, 2015 and forward remain open to examination by the federal and most state tax authorities due to net operating loss and overall credit carryforward positions.

10. SUBSEQUENT EVENTS

On January 27, 2020, Innoviva and Armata Pharamaceuticals, Inc. (“Armata”), a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant infections, entered into a securities purchase agreement pursuant to which Innoviva will purchase up to approximately $25 million in Armata common stock and warrants upon satisfaction of certain closing conditions. This transaction is expected to occur in two tranches during the first quarter of 2020. The investment is to support Armata’s ongoing advancement of its bacteriophage development programs including the expected first in human studies related to Armata's lead phage candidate, AP-PA02, targeting Pseudomonas aeruginosa, as well as AP-SA02, its phage candidate targeting Staphylococcus Aureus. Innoviva will be entitled to appoint two directors to serve on Armata's Board of Directors for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of a common stock of Armata on a fully-diluted basis.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2019. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2019
Net revenue	$55,183	$64,107	$65,755	$75,971
Total operating expenses	3,015	4,347	4,962	2,332
Income from operations	52,168	59,760	60,793	73,639
Income tax expense, net	(8,508)	(10,433)	(10,558)	(12,403)
Net income	40,019	46,061	47,051	57,862
Net income attributable to noncontrolling interest	6,229	8,321	7,242	11,913
Net income attributable to Innoviva stockholders	$33,790	$37,740	$39,809	$45,949
Basic net income per share	$0.33	$0.37	$0.39	$0.45
Diluted net income per share	$0.31	$0.34	$0.36	$0.42

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2018
Net revenue	$52,380	$67,086	$61,680	$79,858
Total operating expenses	11,685	4,411	4,019	2,638
Income from operations	40,695	62,675	57,661	77,220
Income tax benefit, net	—	—	—	196,073
Net income	30,330	56,616	50,167	269,215
Net income attributable to noncontrolling interest	749	1,990	3,078	5,455
Net income attributable to Innoviva stockholders	$29,581	$54,626	$47,089	$263,760
Basic net income per share	$0.29	$0.54	$0.47	$2.61
Diluted net income per share	$0.27	$0.49	$0.43	$2.34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Innoviva, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, stockholder’s equity (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2020 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

San Francisco, CA

February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Innoviva, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows, for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows the years ended December 31, 2018 and 2017, in conformity with US generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor from 1996 to 2019.

San Jose, California
February 19, 2019

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of December 31, 2019, under the supervision and with the participation of our management, including our interim principal executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal control over financial reporting as of December 31, 2019. Their attestation report on the audit of our internal control over financial reporting is included below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2019 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Innoviva, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 19, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

San Francisco, CA

February 19, 2020

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this Item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019:

Number of securities to
	be issued upon exercise				Number of securities
	of outstanding options				remaining available for
	and vesting of				future issuance under
	outstanding restricted		Weighted‑average		equity compensation plans
	stock units and		exercise price of		(excluding securities
Plan Category	restricted stock awards		outstanding options		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,181,499	(1)	$24.18	(2)	5,210,527	(3)
(1)	Includes 1,087,369 shares issuable upon exercise of outstanding options and 94,130 shares issuable upon vesting of outstanding RSUs and RSAs.
(2)	Does not take into account outstanding restricted stock units as these awards have no exercise price.
(3)	Includes 187,576 shares of common stock available under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.    Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

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

ITEM 16. FORM 10-K SUMMARY

None.

Exhibits

			Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Certificate of Incorporation	S-1	3.3	7/26/2004
3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3.4	3/31/2007
3.3	Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc., as filed with the Secretary of State of the State of Delaware, effective on January 7, 2016	8-K	3.1	1/8/2016
3.4	Amended and Restated Bylaws, amended and restated as of February 8, 2017	8-K	3.1	2/9/2017
4.1	Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/2006
4.4	Indenture, dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	1/25/2013
4.5	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)
4.6	Indenture, dated April 17, 2014	8-K	4.1	4/21/2014
4.8	Indenture (including form of Note) with respect to Innoviva’s 2.50% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	8/7/2017
4.9	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020
10.1+	1997 Stock Plan	S-1	10.1	6/10/2004
10.2+	Long-Term Stock Option Plan	S-1	10.2	6/10/2004
10.3+	2004 Equity Incentive Plan, as amended by the Board of Directors February 10, 2010 and approved by stockholders April 27, 2010 and forms of equity award	10-K	10.3	12/31/2011
10.4	Employee Stock Purchase Plan, as amended April 27, 2010	10-Q	10.4	6/30/2010
10.5+	Change in Control Severance Plan, as amended and restated on July 27, 2007	10-Q	10.5	6/30/2008
10.6	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	10.8	6/10/2004
10.7	Lease Agreement, 901 Gateway Boulevard, between the registrant and HMS Gateway Office L.P., dated January 1, 2001	S-1	10.9	6/10/2004
10.8	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10-Q	10.1	6/30/2014
10.9+	Form of Indemnification Agreement for directors and officers of the registrant	S-1	10.11	6/10/2004
10.11	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S-1	10.13	6/10/2004
10.13*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10-K	10.13	12/31/2013
10.18+	Form of Notice of Grant and Stock Option Agreement under 2004 Equity Incentive Plan	10-K	10.30	12/31/2004
10.19+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under 2004 Equity Incentive Plan (form in effect through 2010)	10-Q	10.31	6/30/2007
10.20+	Description of Cash Bonus Program, as amended	10-K	10.22	12/31/2009
10.24+	Amended and Restated 2008 New Employee Equity Incentive Plan and forms of equity award	10-K	10.24	12/31/2011
10.27+	Amendment to Change in Control Severance Plan effective December 16, 2009	10-K	10.47	12/31/2009
10.28+	2009 Change in Control Severance Plan adopted December 16, 2009	10-K	10.48	12/31/2009

			Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
10.29	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	10.50	6/30/2010
10.30	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between ARE-901/951 Gateway Boulevard, LLC and the registrant	10-Q	10.51	6/30/2010
10.32	Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8-K	10.2	11/29/2010
10.33+	Form of Amendment to Restricted Stock Unit Agreements between the registrant and each current member of the Board of Directors outstanding as of December 31, 2010	10-K	10.45	12/31/2010
10.34*	Amendment to Strategic Alliance Agreement, dated October 3, 2011	10-K	10.34	12/31/2011
10.35	Common Stock Purchase Agreement, dated April 2, 2012, by and among Theravance, Inc., Glaxo Group Limited and GlaxoSmithKline LLC	8-K	10.1	4/2/2012
10.36+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan (executive officer form)	10-Q	10.36	3/30/2012
10.37+	Form of Notice of Performance-Contingent Restricted Stock Award and Restricted Stock Award Agreement under 2004 Equity Incentive Plan	10-Q	10.37	3/30/2012
10.38+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10-Q	10.38	6/30/2012
10.40	Base Capped Call Transaction, dated January 17, 2013	8-K	10.1	1/23/2013
10.41	Additional Capped Call Transaction, dated January 18, 2013	8-K	10.2	1/23/2013
10.43	Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8-K/A	10.1	3/6/2014
10.44*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8-K/A	10.2	3/6/2014
10.45*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8-K/A	10.3	3/6/2014
10.46	Form of Note Purchase Agreement, dated April 17, 2014	8-K	1.1	4/21/2014
10.47	Sale and Contribution Agreement, dated April 17, 2014	8-K	10.1	4/21/2014
10.48	Servicing Agreement, dated April 17, 2014	8-K	10.2	4/21/2014
10.49	Account Control Agreement, dated April 17, 2014	8-K	10.3	4/21/2014
10.50	Limited Liability Agreement of LABA Royalty Sub LLC, dated April 17, 2014	8-K	10.4	4/21/2014
10.51	Annex A—Rules of Construction and Defined Terms, dated April 17, 2014.	8-K	10.5	4/21/2014
10.53	Separation and Distribution Agreement between Theravance and Theravance Biopharma, dated June 1, 2014	8-K	10.1	6/5/2014
10.54	Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8-K	10.2	6/5/2014
10.55	Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8-K	10.3	6/5/2014
10.56	Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014.	8-K	10.4	6/5/2014
10.57	Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014.	8-K	10.5	6/5/2014
10.58+	Equity Award Amendments for Employees VP Level or above remaining at Theravance, Inc.	10-Q	10.2	6/30/2014
10.59+	Policy for Non-Employee Director Stock Options (effective June 2, 2014)	10-Q	10.3	6/30/2014

			Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
10.64	Amendment/Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10-Q	10.64	3/31/2015
10.65+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	8-K	10.2	7/29/2015
10.70	Partial Termination Agreement by and between Innoviva, Inc. and Bank of America, N.A., dated May 16, 2016	10-Q	10.70	6/30/2016
10.71	Amended and Restated Indenture by and between LABA Royalty Sub LLC and U.S. Bank National Association, dated August 3, 2016	10-Q	10.71	9/30/2016
10.72	Partial Termination Agreement by and between Innoviva, Inc. and Bank of America, N.A., dated December 13, 2016	10-K	10.72	12/31/2016
10.74	Assignment Agreement, dated as of August 18, 2017, by and between Innoviva, Inc. and LABA Royalty Sub LLC, Innoviva, Inc. and U.S. Bank National Association	8-K	10.2	8/21/2017
10.75	Termination Agreement, dated as of August 18, 2017, by and among LABA Royalty Sub LLC, Innoviva, Inc. and U.S. Bank National Association	8-K	10.3	8/21/2017
10.76	Form of Notice of Performance-Based Restricted Stock Award and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (director form)	10-K	10.76	2/23/2018
10.78+	Second Amendment to 2009 Severance Plan	10-Q	10.81	7/26/2018
10.79+	Offer Letter with Geoffrey Hulme, dated May 18, 2018	10-Q	10.82	7/26/2018
10.80+	Offer Letter with Marianne Zhen, dated September 7, 2018	8-K	10.1	9/11/2018
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for years ended December 31, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

+     Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

*     Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Innoviva, Inc.’s application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVIVA, INC.

Date: February 19, 2020	By:	/s/ GEOFFREY HULME Geoffrey Hulme Interim Principal Executive Officer

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

Signature	Title	Date

/s/ GEOFFREY HULME Geoffrey Hulme	Interim Principal Executive Officer (Principal Executive Officer)	February 19, 2020

/s/ MARIANNE ZHEN Marianne Zhen	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020

/s/ ODYSSEAS KOSTAS, M.D. Odysseas Kostas, M.D.	Chairman of the Board	February 19, 2020

/s/ GEORGE BICKERSTAFF, III George Bickerstaff, III	Director	February 19, 2020

/s/ MARK DIPAOLO, ESQ. Mark DiPaolo, Esq.	Director	February 19, 2020

/s/ JULES HAIMOVITZ Jules Haimovitz.	Director	February 19, 2020

/s/ SARAH SCHLESINGER, M.D. Sarah Schlesinger, M.D.	Director	February 19, 2020