Form 10-K/A
period 2019-12-31
Innoviva, Inc.
filed 2020-02-21
CIK 1080014

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Innoviva, Inc. (the “Company”) for the year ended December 31, 2019, originally filed on February 19, 2020 (the “Original Filing”). The Company is filing the Amendment primarily to provide an amended report of Grant Thornton LLP’s audit report due to an inadvertent omission of the auditor tenure statement in the Report of Independent Registered Public Accounting Firm contained in Part II, Item 8 of the Original Filing.

In accordance with applicable Securities and Exchange Commission (“SEC”) rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

Amendment No. 1 does not amend or update in any way the disclosures made in the Original Filing, except as described above. Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the SEC.

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

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Innoviva Stockholders' Equity (Deficit)
				Accumulated					Total
			Additional	Other					Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Equity
	Shares	Amount	Capital	Income (loss)	Deficit	Shares	Amount	Interest	(Deficit)
Balance as of December 31, 2016	108,585	$1,085	$1,282,077	$1	$(1,632,891)	(150)	$(3,263)	$—	$(352,991)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	23	23
Exercise of stock options, and issuance of common stock units and stock awards	891	9	(1,702)	—	—	—	—	—	(1,693)
Stock-based compensation	—	—	9,833	—	—	—	—	—	9,833
Cash dividend forfeited	—	—	7	—	—	—	—	—	7
Repurchase of common stock	(7,430)	(75)	(97,425)	—	—	—	—	—	(97,500)
Equity component of Convertible Senior Notes due 2025, net of issuance costs	—	—	65,361	—	—	—	—	—	65,361
Net income	—	—	—	—	134,143	—	—	129	134,272
Other comprehensive loss	—	—	—	(19)	—	—	—	—	(19)
Balance as of December 31, 2017	102,046	1,019	1,258,151	(18)	(1,498,748)	(150)	(3,263)	152	(242,707)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,955)	(5,955)
Exercise of stock options, and issuance of common stock units and stock awards	(798)	(8)	(1,926)	—	—	—	—	—	(1,934)
Stock-based compensation	—	—	3,233	—	—	—	—	—	3,233
Cash dividend forfeited	—	—	72	—	—	—	—	—	72
Retirement of treasury stock	(150)	—	(3,263)	—	—	150	3,263	—	—
Net income	—	—	—	—	395,056	—	—	11,272	406,328
Other comprehensive income	—	—	—	15	—	—	—	—	15
Balance as of December 31, 2018	101,098	1,011	1,256,267	(3)	(1,103,692)	—	—	5,469	159,052
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10,553)	(10,553)
Exercise of stock options, and issuance of common stock units and stock awards	190	2	536	—	—	—	—	—	538
Stock-based compensation	—	—	2,056	—	—	—	—	—	2,056
Net income	—	—	—	—	157,288	—	—	33,705	190,993
Other comprehensive income	—	—	—	30	—	—	—	—	30
Balance as of December 31, 2019	101,288	$1,013	$1,258,859	$27	$(946,404)	—	$—	$28,621	$342,116

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2019.

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

(b)   Exhibits required by Item 601 of Regulation S-K:

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Exhibits

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVIVA, INC.

Date: February 21, 2020	By:	/s/ GEOFFREY HULME Geoffrey Hulme Interim Principal Executive Officer