Form 10-Q
period 2020-03-31
Innoviva, Inc.
filed 2020-04-29
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) O

F THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of registrant’s common stock outstanding on April 20, 2020 was 101,320,233.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$351,981	$278,096
Short-term marketable securities	31,970	72,749
Related party receivables from collaborative arrangements	82,134	79,427
Prepaid expenses and other current assets	822	962
Total current assets	466,907	431,234
Property and equipment, net	42	33
Equity investments	46,915	—
Capitalized fees paid to a related party, net	135,620	139,076
Deferred tax assets, net	138,239	154,171
Other assets	288	312
Total assets	$788,011	$724,826

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$122	$10
Accrued personnel-related expenses	274	647
Accrued interest payable	1,668	4,152
Other accrued liabilities	734	562
Total current liabilities	2,798	5,371
Long-term debt, net of discount and issuance costs	379,152	377,120
Other long-term liabilities	192	219
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,320 and 101,288 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,013	1,013
Additional paid-in capital	1,259,464	1,258,859
Accumulated other comprehensive income	33	27
Accumulated deficit	(880,967)	(946,404)
Total Innoviva stockholders’ equity	379,543	313,495
Noncontrolling interest	26,326	28,621
Total stockholders’ equity	405,869	342,116
Total liabilities and stockholders’ equity	$788,011	$724,826
*	Consolidated balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended March 31, 2020 and 2019	$78,678	$55,183

Operating expenses:
General and administrative	2,563	3,015
Total operating expenses	2,563	3,015

Income from operations	76,115	52,168

Other income, net	68	1
Interest income	1,302	975
Interest expense	(4,516)	(4,617)
Changes in fair values of equity investments	21,915	—
Income before income taxes	94,884	48,527
Income tax expense, net	15,932	8,508
Net income	78,952	40,019
Net income attributable to noncontrolling interest	13,515	6,229
Net income attributable to Innoviva stockholders	$65,437	$33,790

Basic net income per share attributable to Innoviva stockholders	$0.65	$0.33
Diluted net income per share attributable to Innoviva stockholders	$0.59	$0.31

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	101,235	101,059
Shares used to compute diluted net income per share	113,509	113,376

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net income	$78,952	$40,019
Unrealized gain on marketable securities, net	6	13
Comprehensive income	78,958	40,032
Comprehensive income attributable to noncontrolling interest	13,515	6,229
Comprehensive income attributable to Innoviva stockholders	$65,443	$33,803

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three months ended March 31, 2020
				Accumulated Other
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	101,288	$1,013	$1,258,859	$27	$(946,404)	$28,621	$342,116
Distributions to noncontrolling interest	—	—	—	—	—	(15,810)	(15,810)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	32	—	170	—	—	—	170
Stock-based compensation	—	—	435	—	—	—	435
Net income	—	—	—	—	65,437	13,515	78,952
Other comprehensive income	—	—	—	6	—	—	6
Balance as of March 31, 2020	101,320	$1,013	$1,259,464	$33	$(880,967)	$26,326	$405,869

	Three months ended March 31, 2019
				Accumulated Other
	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2018	101,098	$1,011	$1,256,267	$(3)	$(1,103,692)	$5,469	$159,052
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	85	1	253	—	—	—	254
Stock-based compensation	—	—	605	—	—	—	605
Net income	—	—	—	—	33,790	6,229	40,019
Other comprehensive income	—	—	—	13	—	—	13
Balance as of March 31, 2019	101,183	$1,012	$1,257,125	$10	$(1,069,902)	$11,698	$199,943

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$78,952	$40,019
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	15,932	8,508
Depreciation and amortization	3,463	3,539
Stock-based compensation	435	605
Amortization of debt discount and issuance costs	2,032	1,889
Amortization of discount on short-term investments	(272)	(356)
Amortization of lease guarantee	(81)	(81)
Changes in fair values of equity investments	(21,915)	—
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(2,707)	24,647
Prepaid expenses and other current assets	140	147
Accounts payable	112	133
Accrued personnel-related expenses and other accrued liabilities	(126)	166
Accrued interest payable	(2,484)	(2,489)
Operating lease liability	—	(72)
Net cash provided by operating activities	73,481	76,655
Cash flows from investing activities
Maturities of marketable securities	54,000	27,875
Purchases of marketable securities	(12,943)	(102,042)
Purchases of equity investments	(25,000)	—
Purchases of property and equipment	(13)	—
Net cash provided by (used in) investing activities	16,044	(74,167)
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(55)	(65)
Payments of cash dividends to stockholders	—	(8)
Proceeds from issuances of common stock, net	225	319
Distributions to noncontrolling interest	(15,810)	—
Net cash provided by (used in) financing activities	(15,640)	246
Net increase in cash and cash equivalents	73,885	2,734
Cash and cash equivalents at beginning of period	278,096	62,417
Cash and cash equivalents at end of period	$351,981	$65,151
Supplemental disclosure of cash flow information
Cash paid for interest	$4,967	$5,218

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva Inc. (referred to as "Innoviva", the "Company", or "we" and other similar pronouns) is a company with a portfolio of royalties that include respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In our opinion, the unaudited consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020 or any other period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020, and as amended on February 21, 2020 (“2019 Form 10-K”).

Variable Interest Entity

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity into our financial statements. We consolidate the financial results of TRC, which we have determined to be a VIE, because we have the power to direct the economically significant activities of TRC and the obligation to absorb losses of, or the right to receive benefits from, TRC. As of March 31, 2020, and December 31, 2019, $16.1 million and $14.4 million, respectively, of the related party receivables from collaborative arrangements were attributable to TRC. The cash balance attributable to TRC as of March 31, 2020 was $15.3 million. The primary source of revenue for TRC is the royalties generated from the net sales of TRELEGY® ELLIPTA® by GSK. Total revenue for TRC related to TRELEGY® ELLIPTA® was $16.1 million and $7.3 million for the three months ended March 31, 2020 and 2019, respectively. Total operating expenses were $0.3 million for the three months ended March 31, 2020, compared to minimal amounts for the same period in 2019.

Equity Investments

We invest from time to time in equity securities of private or public companies. If we determine that we do not have control over these companies under either voting or VIE models, we then determine if we have an ability to exercise significant influence via voting interests, board representation or other business relationships. We may account for the equity investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity investments, net on the consolidated statements of income.

If we conclude that we do not have an ability to exercise significant influence over an investee, we may elect to account for an equity security without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

As of March 31, 2020, we accounted for our equity investments in common stock and warrants of Armata Pharmaceuticals, Inc. (NYSE American: ARMP) (“Armata”) at fair value by electing the fair value option and presented the investments as equity investments on the consolidated balance sheets.

Accounting Pronouncement Adopted by the Company

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments to the initial guidance (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecast. ASC 326 must be adopted using a modified retrospective approach with a cumulative effect adjustment as of the beginning of the reporting period in which the guidance is adopted. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We adopted Topic 326 effective January 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three months ended March 31, 2020 and 2019, respectively.

The following table shows the computation of basic and diluted net income per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands except per share data)	2020	2019
Numerator:
Net income attributable to Innoviva stockholders, basic	$65,437	$33,790
Add: interest expense on 2023 Notes	1,180	1,415
Net income attributable to Innoviva stockholders, diluted	$66,617	$35,205

Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	101,235	101,059
Dilutive effect of 2023 Notes	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	85	128
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,509	113,376

Net income per share attributable to Innoviva stockholders
Basic	$0.65	$0.33
Diluted	$0.59	$0.31

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2020	2019
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,094	1,053

3. Revenue Recognition and Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Royalties from a related party - RELVAR/BREO	$56,149	$42,740
Royalties from a related party - ANORO	9,850	8,570
Royalties from a related party - TRELEGY	16,135	7,329
Total royalties from a related party	82,134	58,639
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)
Royalty revenue from GSK	$78,678	$55,183

4. Financial Instruments and Fair Value Measurements

Equity Investment in Armata

On January 27, 2020, we entered into a securities purchase agreement to acquire 8,710,800 shares of Armata’s common stock and warrants to purchase up to 8,710,800 additional shares of its common stock for $25.0 million in cash. Armata is a clinical stage biotechnology company focused on precisely targeted bacteriophage therapeutics for antibiotic-resistant infections. The investment is to support Armata’s ongoing advancement of its bacteriophage development programs including the expected first in human studies related to Armata's lead phage candidate, AP-PA02, targeting Pseudomonas aeruginosa, as well as AP-SA02, its phage candidate targeting Staphylococcus Aureus.

The investment was closed in two tranches on February 12, 2020 and March 27, 2020. Two of our board members joined Armata’s board. After the second closing, we own approximately 46.7% of Armata’s common stock.

The investment provides Innoviva the ability to have significant influence, but not control over Armata’s operations. Based on our evaluation, we determined that Armata is a VIE, but Innoviva is not the primary beneficiary of the VIE. We elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, to account for both Armata’s common stock and warrants at fair value. The fair value of Armata’s common stock is measured based on its closing market price. The warrants have an exercise price of $2.87 per share, are exercisable immediately within five years from the issuance date of the warrants, and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata’s peer companies.

As of March 31, 2020, the fair values of Armata’s common stock and warrants were estimated at $27.0 million and $19.9 million, respectively. The total fair value of both financial instruments in the amount of $46.9 million was recorded as equity investments on the consolidated balance sheets. We recorded $21.9 million of unrealized gains and fair value changes in Armata’s investments as changes in fair values of equity investments, net on the consolidated statements of income for the three months ended March 31, 2020.

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$13,958	$41	$—	$13,999
U.S. commercial paper	48,964	—	—	48,964
Money market funds	285,309	—	—	285,309
Total	$348,231	$41	$—	$348,272

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$53,799	$35	$—	$53,834
U.S. commercial paper	18,915	—	—	18,915
Money market funds	233,992	—	—	233,992
Total	$306,706	$35	$—	$306,741

As of March 31, 2020, all of the available-for-sale debt securities had contractual maturities within one year, and the average duration of debt securities was approximately one month. There was no credit loss of these securities as of March 31, 2020.

Fair Value Measurements

Our available-for-sale securities and equity investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of March 31, 2020 Using:
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$13,999	$—	$13,999
U.S. commercial paper	—	48,964	—	48,964
Money market funds	285,309	—	—	285,309
Equity investment - Armata Common Stock	27,003	—	—	27,003
Equity investment - Armata Warrants	—	19,912	—	19,912
Total assets measured at estimated fair value	$312,312	$82,875	$—	$395,187
Debt
2023 Notes	$—	$216,886	$—	$216,886
2025 Notes	—	191,538	—	191,538
Total fair value of debt	$—	$408,424	$—	$408,424

	Estimated Fair Value Measurements as of December 31, 2019 Using:
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$53,834	$—	$53,834
U.S. commercial paper	—	18,915	—	18,915
Money market funds	233,992	—	—	233,992
Total assets measured at estimated fair value	$233,992	$72,749	$—	$306,741
Debt
2023 Notes	$—	$243,394	$—	$243,394
2025 Notes	—	208,976	—	208,976
Total fair value of debt	$—	$452,370	$—	$452,370

The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including market research publications.

The fair value of our equity investment in Armata’s commons stock is based on Armata’s closing market price per share at the reporting date and is a Level 1 financial instrument. The fair value of our equity investment in Armata’s warrants is classified within Level 2 as the assumptions used in the valuation model are based on the observable inputs that include Armata’s closing market price, its comparable companies’ market data and U.S. Treasury yield.

The fair value of our 2023 Notes and of our 2025 Notes is based on recent trading prices of the instruments.

5. Stock-Based Compensation

Stock-based compensation expense is included in the consolidated statements of income as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
General and administrative	$435	$605

6. Debt

Our debt consists of:

	March 31,	December 31,
(In thousands)	2020	2019
2023 Notes	$240,984	$240,984
2025 Notes	192,500	192,500
Total debt	433,484	433,484
Unamortized debt discount and issuance costs	(54,332)	(56,364)
Net long-term debt	$379,152	$377,120

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

Our outstanding 2025 Notes balances consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(52,703)	(54,597)
Net carrying amount	$139,797	$137,903
Equity component, net	$65,361	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Contractual interest expense	$1,203	$1,203
Amortization of debt issuance costs	145	133
Amortization of debt discount	1,749	1,601
Total interest and amortization expense	$3,097	$2,937

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of March 31, 2020, are as follows:

(In thousands)
Years ending December 31:
2020 to 2022	$—
2023	240,984
2024	—
Thereafter	192,500
Total	$433,484

7. Commitments and Contingencies

Lease

Future minimum operating lease payments on our corporate headquarters as of March 31, 2020 are as follows:

(In thousands)
Years ending December 31:
Remainder of 2020	$90
2021	123
2022	109
Thereafter	—
Total	$322

8. Income Taxes

Provisional income tax expense for the three months ended March 31, 2020 and 2019 was $15.9 million and $8.5 million, respectively. The Company’s effective income tax rate for the three months ended March 31, 2020 was 16.8%, compared to 17.5% for the same period in 2019. The difference between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% is primarily attributable to state income tax, non-deductible expenses and noncontrolling interest.

9. Subsequent Events

On April 12, 2020, Innoviva and Entasis Therapeutics Holdings Inc. (“Entasis”), a clinical-stage biotechnology company focused on the discovery and development of novel antibacterial products, entered into a securities purchase agreement pursuant to which Innoviva will purchase up to approximately $35.0 million in Entasis common stock and warrants upon satisfaction of certain closing conditions. This transaction is expected to occur in two tranches during the second quarter of 2020. Innoviva will be entitled to appoint two directors to serve on Entasis's Board of Directors for so long as Innoviva and its affiliates hold at least 15% of the outstanding shares of Entasis’ common stock on a fully-diluted basis, or one director for so long as Innoviva and its affiliates hold at least 8% of the outstanding shares of Entasis’ common stock on a fully-diluted basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK; the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company’s growth strategy and corporate development initiatives beyond the existing respiratory portfolio); the timing, manner and amount of potential capital returns to stockholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; projections of revenue, expenses and other financial items; the impact of the COVID-19 pandemic; and risks discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020 (“2019 Form 10-K”) and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read our consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part I of our 2019 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q entitled “Risk Factors,” which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of our 2019 Form 10-K and Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including on Form 10-K, Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

OVERVIEW

Executive Summary

Innoviva, Inc. (“Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a company with a portfolio of royalties that include respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR® /BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of March 31, 2020, we had five employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Recent Highlights

●	GSK Net Sales:
o	First quarter 2020 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $374.3 million, up 31% from $284.9 million in the first quarter of 2019, with $147.5 million in net sales from the U.S. market and $226.8 million from non-U.S. markets.
o	First quarter 2020 net sales of ANORO® ELLIPTA® by GSK were $151.6 million, up 15% from $131.8 million in the first quarter of 2019, with $81.8 million net sales from the U.S. market and $69.8 million from non-U.S. markets.
o	First quarter 2020 net sales of TRELEGY® ELLIPTA® by GSK were $248.2 million, up significantly from $112.7 million in the first quarter of 2019, with $172.4 million in net sales from the U.S. market and $75.8 million in net sales from non-U.S. markets.
●	Capital Allocation:
o	On April 12, 2020, Innoviva, Inc. entered into a securities purchase agreement with Entasis Therapeutics, Inc. (NASDAQ: ETTX), pursuant to which it will purchase, upon satisfaction of certain closing conditions, approximately $35.0 million of Entasis common stock and warrant securities.
o	During the first quarter of 2020, Innoviva invested $25.0 million in 8,710,800 shares of common stock and warrants to purchase up to 8,710,800 additional shares of common stock of Armata Pharmaceutical Inc.

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the “Additional MABAs”). The development program was funded in full by GSK. GSK is in the process of determining the next steps for the program. For a detailed discussion of our alliance with GSK, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our 2019 Form 10-K.

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

As part of our capital allocation strategies, we invest from time to time in equity securities of private or public companies. If we determine that we do not have control over these companies under either voting or variable interest entity (“VIE”) models, we then determine if we have an ability to exercise significant influence via voting interests, board representation or other business relationships. We may account for the equity investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity investments, net on the consolidated statements of income.

If we conclude that we do not have an ability to exercise significant influence over an investee, we may elect to account for an equity security without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

There were no other significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Royalties from a related party - RELVAR/BREO	$56,149	$42,740	$13,409	31%
Royalties from a related party - ANORO	9,850	8,570	1,280	15%
Royalties from a related party - TRELEGY	16,135	7,329	8,806	120%
Total royalties from a related party	82,134	58,639	23,495	40%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	—
Royalty revenue from GSK	$78,678	$55,183	$23,495	43%

Total net revenue increased to $78.7 million for the three months ended March 31, 2020, compared to $55.2 million, for the same period a year ago primarily due to the growth in prescriptions for our royalty products and a one-time favorable rebate adjustment for sales of RELVAR®/BREO® ELLIPTA® in the U.S.

General & Administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
General and administrative expenses	$2,563	$3,015	$(452)	(15)%

General and administrative expenses for the three months ended March 31, 2020 decreased compared to the same period in 2019, attributable to overall lower operating expenses incurred.

Other Income, net and Interest Income

Other income, net and interest income, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Other income, net	$68	$1	$67	*
Interest income	1,302	975	327	34%

* Not Meaningful

Interest income increased for the three months ended March 31, 2020, as compared to the same period a year ago primarily due to higher cash and investment balances.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Interest expense	$4,516	$4,617	$(101)	(2)%

Interest expense decreased slightly for the three months ended March 31, 2020, compared to the same period a year ago primarily due to the lower average outstanding debt balance.

Changes in Fair Values of Equity Investments

During the quarter ended March 31, 2020, Innoviva invested $25.0 million in 8,710,800 shares of Armata’s common stock and warrants to purchase up to an additional 8,710,800 shares of the common stock at $2.87 per share. As a result of this initial investment, Innoviva owns approximately 46.7% of Armata’s common stock as of March 31, 2020. The total fair value of the common stock and warrants was estimated at $46.9 million. During the quarter ended March 31, 2020, $21.9 million was recognized as unrealized gains and fair value changes and is presented in changes in fair values of equity investments on the consolidated statements of income.

Provision for Income Taxes

The provisional income tax expense for the three months ended March 31, 2020 was $15.9 million with an effective income tax rate of 16.8%, compared to $8.5 million with an effective interest rate of 17.5% in the same period a year ago.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Net income attributable to noncontrolling interest	$13,515	$6,229	$7,286	117%

This represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the three months ended March 31, 2020 and 2019. The increase was primarily due to the increase in the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the three months ended March 31, 2020, we generated gross royalty revenues from GSK of $82.1 million. Net cash and cash equivalents, short term investments and marketable securities totaled $384.0 million, and royalties receivable from GSK totaled $82.1 million as of March 31, 2020.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Net cash provided by operating activities	$73,481	$76,655	$(3,174)
Net cash provided by (used in) investing activities	16,044	(74,167)	90,211
Net cash provided by (used in) financing activities	(15,640)	246	(15,886)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $73.5 million, consisting primarily of our net income of $79.0 million, adjusted for net non-cash items of $0.4 million, an increase in receivables from collaborative arrangements of $2.7 million and a reduction in accrued interest payable of $2.5 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 of $16.0 million was primarily due to $54.0 million received from maturities of marketable securities, partially offset by $12.9 million in purchases of marketable securities and $25.0 million for our investments in Armata.

Net cash used in investing activities for the three months ended March 31, 2019 of $74.2 million was primarily due to $102.0 million in purchases of marketable securities, partially offset by $27.9 million proceeds received from maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 of $15.6 million was primarily due to $15.8 million distributions to noncontrolling interest.

Net cash provided by financing activities for the three months ended March 31, 2019 of $0.2 million was primarily due to $0.3 million net proceeds from issuance of common stock.

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma, Inc. (“Theravance Biopharma”) in connection with the spin-off of Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of March 31, 2020, the total remaining lease payments for the duration of the lease, which runs through May 2020, were $1.1 million. The carrying value of this lease guarantee was immaterial as of March 31, 2020.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2020, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Interim Principal Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2019 Form 10-K. Except as set forth under “Item 1. Legal Proceedings” above and as discussed below, there have been no other material changes to the risk factors described in our 2019 Form 10-K, which is incorporated by reference herein.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

We could be negatively affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. At this time, based on the information available to us, we cannot yet predict the extent of the impact of the COVID-19 pandemic on our royalty revenues derived from GSK upon which we significantly rely; however, it is possible that an extended period of global supply chain and economic disruption could materially affect such revenues and therefore our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)	Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2020) formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: April 29, 2020	/s/ Geoffrey Hulme
Geoffrey Hulme
Interim Principal Executive Officer
(Principal Executive Officer)

Date: April 29, 2020	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)