Form 10-Q
period 2020-06-30
Innoviva, Inc.
filed 2020-07-29
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of registrant’s common stock outstanding on July 20, 2020 was 101,392,431.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$413,147	$278,096
Short-term marketable securities	3,999	72,749
Related party receivables from collaborative arrangements	82,402	79,427
Prepaid expenses and other current assets	645	962
Total current assets	500,193	431,234
Property and equipment, net	37	33
Equity investments	128,613	—
Capitalized fees paid to a related party, net	132,164	139,076
Deferred tax assets, net	118,348	154,171
Other assets	264	312
Total assets	$879,619	$724,826

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$195	$10
Accrued personnel-related expenses	291	647
Accrued interest payable	4,152	4,152
Other accrued liabilities	776	562
Total current liabilities	5,414	5,371
Long-term debt, net of discount and issuance costs	381,230	377,120
Other long-term liabilities	163	219
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,392 and 101,288 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,015	1,013
Additional paid-in capital	1,260,017	1,258,859
Accumulated other comprehensive income (loss)	(2)	27
Accumulated deficit	(804,123)	(946,404)
Total Innoviva stockholders’ equity	456,907	313,495
Noncontrolling interest	35,905	28,621
Total stockholders’ equity	492,812	342,116
Total liabilities and stockholders’ equity	$879,619	$724,826
*	Consolidated balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended June 30, 2020 and 2019, and $6,912 in the six months ended June 30, 2020 and 2019	$68,946	$64,107	$147,624	$119,290
Revenue from collaborative arrangements with a related party	10,000	—	10,000	—
Total net revenue	78,946	64,107	157,624	119,290

Operating expenses:
Research and development	559	—	559	—
General and administrative	2,596	4,347	5,159	7,362
Total operating expenses	3,155	4,347	5,718	7,362

Income from operations	75,791	59,760	151,906	111,928

Other income (expense), net	30	(8)	98	(7)
Interest income	158	1,403	1,460	2,378
Interest expense	(4,561)	(4,661)	(9,077)	(9,278)
Changes in fair values of equity investments	46,698	—	68,613	—
Income before income taxes	118,116	56,494	213,000	105,021
Income tax expense, net	19,891	10,433	35,823	18,941
Net income	98,225	46,061	177,177	86,080
Net income attributable to noncontrolling interest	21,381	8,321	34,896	14,550
Net income attributable to Innoviva stockholders	$76,844	$37,740	$142,281	$71,530

Basic net income per share attributable to Innoviva stockholders	$0.76	$0.37	$1.40	$0.71
Diluted net income per share attributable to Innoviva stockholders	$0.69	$0.34	$1.27	$0.65

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	101,324	101,151	101,280	101,105
Shares used to compute diluted net income per share	113,545	113,391	113,527	113,384

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$98,225	$46,061	$177,177	$86,080
Unrealized gain on marketable securities, net	(35)	23	(29)	36
Comprehensive income	98,190	46,084	177,148	86,116
Comprehensive income attributable to noncontrolling interest	21,381	8,321	34,896	14,550
Comprehensive income attributable to Innoviva stockholders	$76,809	$37,763	$142,252	$71,566

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six months ended June 30, 2020
			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	101,288	1,013	1,258,859	27	$(946,404)	$28,621	$342,116
Distributions to noncontrolling interest	—	—	—	—	—	(15,810)	(15,810)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	32	—	170	—	—	—	170
Stock-based compensation	—	—	435	—	—	—	435
Net income	—	—	—	—	65,437	13,515	78,952
Other comprehensive income	—	—	—	6	—	—	6
Balance as of March 31, 2020	101,320	$1,013	$1,259,464	$33	$(880,967)	$26,326	$405,869
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	350	350
Distributions to noncontrolling interest	—	—	—	—	—	(12,152)	(12,152)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	72	2	178	—	—	—	180
Stock-based compensation	—	—	375	—	—	—	375
Net income	—	—	—	—	76,844	21,381	98,225
Other comprehensive income	—	—	—	(35)	—	—	(35)
Balance as of June 30, 2020	101,392	$1,015	$1,260,017	$(2)	$(804,123)	$35,905	$492,812

	Six months ended June 30, 2019
			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2018	101,098	$1,011	$1,256,267	$(3)	$(1,103,692)	$5,469	$159,052
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	85	1	253	—	—	—	254
Stock-based compensation	—	—	605	—	—	—	605
Net income	—	—	—	—	33,790	6,229	40,019
Other comprehensive income	—	—	—	13	—	—	13
Balance as of March 31, 2019	101,183	$1,012	$1,257,125	$10	$(1,069,902)	$11,698	$199,943
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	89	1	200	—	—	—	201
Stock-based compensation	—	—	474	—	—	—	474
Net income	—	—	—	—	37,740	8,321	46,061
Other comprehensive income	—	—	—	23	—	—	23
Balance as of June 30, 2019	101,272	$1,013	$1,257,799	$33	$(1,032,162)	$20,019	$246,702

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$177,177	$86,080
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	35,823	18,940
Depreciation and amortization	6,921	7,080
Stock-based compensation	810	1,079
Amortization of debt discount and issuance costs	4,110	3,820
Amortization of discount on short-term investments	(336)	(1,124)
Amortization of lease guarantee	(135)	(162)
Changes in fair values of equity investments	(68,613)	—
Other non-cash items	6	—
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(2,975)	15,723
Prepaid expenses and other current assets	317	390
Accounts payable	185	1,128
Accrued personnel-related expenses and other accrued liabilities	(15)	343
Accrued interest payable	—	(2)
Operating lease liability	—	(144)
Net cash provided by operating activities	153,275	133,151
Cash flows from investing activities
Maturities of marketable securities	82,000	57,875
Purchases of marketable securities	(12,943)	(111,935)
Purchases of equity investments	(60,000)	—
Purchases of property and equipment	(13)	—
Net cash provided by (used in) investing activities	9,044	(54,060)
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(72)	(74)
Payments of cash dividends to stockholders	—	(11)
Proceeds from issuances of common stock, net	422	529
Net proceeds from the issuance of variable interest entity's equity	344	—
Distributions to noncontrolling interest	(27,962)	—
Net cash provided by (used in) financing activities	(27,268)	444
Net increase in cash and cash equivalents	135,051	79,535
Cash and cash equivalents at beginning of period	278,096	62,417
Cash and cash equivalents at end of period	$413,147	$141,952
Supplemental disclosure of cash flow information
Cash paid for interest	$4,967	$5,461

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

The accompanying unaudited consolidated financial statements include the accounts of Innoviva and certain variable interest entities for which we are the primary beneficiary. All intercompany transactions have been eliminated. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interest in our unaudited consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020, and as amended on February 21, 2020 (“2019 Form 10-K”).

Variable Interest Entities

We evaluate our ownership, contractual and other interest in the entities that we invest in to determine if they are variable interest entities (“VIEs”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity’s financial results into our financial statements.

We consolidate the financial results of TRC and Pulmoquine Therapeutics, Inc. (“Pulmoquine”), which we have determined to be VIEs, because we have the power to direct the economically significant activities of these entities and the obligation to absorb losses of, or the right to receive benefits from them, and we are the primary beneficiary of the entities.

Equity Investments

We invest from time to time in equity securities of private or public companies. If we determine that we do not have control over these companies under either voting or VIE models, we then determine if we have an ability to exercise significant influence via voting interests, board representation or other business relationships. We may account for the equity investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification ("ASC") Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity investments, net on the consolidated statements of income.

If we conclude that we do not have an ability to exercise significant influence over an investee, we may elect to account for an equity security without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

As of June 30, 2020, we accounted for our equity investments in common stock and warrants of Armata Pharmaceuticals, Inc. (NYSE American: ARMP) (“Armata ") and Entasis Therapeutics Holdings Inc. (NASDAQ: ETTX) ("Entasis”) at fair value by electing the fair value option and presented the investments as equity investments on the consolidated balance sheets.

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three and six months ended June 30, 2020 and 2019, respectively.

The following table shows the computation of basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2020	2019	2020	2019
Numerator:
Net income attributable to Innoviva stockholders, basic	$76,844	$37,740	$142,281	$71,530
Add: interest expense on 2023 Notes	1,184	1,158	2,364	2,325
Net income attributable to Innoviva stockholders, diluted	$78,028	$38,898	$144,645	$73,855

Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	101,324	101,151	101,280	101,105
Dilutive effect of 2023 Notes	12,189	12,189	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	32	51	58	90
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,545	113,391	113,527	113,384

Net income per share attributable to Innoviva stockholders
Basic	$0.76	$0.37	$1.40	$0.71
Diluted	$0.69	$0.34	$1.27	$0.65

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,154	1,188	1,124	1,120

3. Revenue Recognition and Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Royalties from a related party - RELVAR/BREO	$45,570	$47,086	$101,719	$89,826
Royalties from a related party - ANORO	11,199	10,635	21,049	19,205
Royalties from a related party - TRELEGY	15,633	9,842	31,768	17,171
Total royalties from a related party	72,402	67,563	154,536	126,202
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(6,912)	(6,912)
Royalty revenue	68,946	64,107	147,624	119,290
Strategic alliance - MABA program	10,000	—	10,000	—
Total net revenue from GSK	$78,946	$64,107	$157,624	$119,290

During the three months ended June 30, 2020, we recognized $10.0 million in revenue in connection with the termination of the Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program under the Strategic Alliance Agreement with GSK.

4. Consolidated Entities

Theravance Respiratory Company, LLC

As of June 30, 2020, and December 31, 2019, $25.6 million and $14.4 million, respectively, of the related party receivables from collaborative arrangements were attributable to TRC. The cash balance attributable to TRC as of June 30, 2020 was $16.5 million. Total revenue for TRC related to TRELEGY® ELLIPTA® was $15.6 million and $9.8 million for the three months ended June 30, 2020 and 2019, respectively, and $31.8 million and $17.2 million for the six months ended June 30, 2020 and 2019, respectively. Total revenue for TRC also included a $10.0 million fee for the termination of the MABA program for the three and six months ended June 30, 2020. Total operating expenses were $0.5 million and $0.8 million for the three and six months ended June 30, 2020, respectively, compared to minimal amounts for the same periods in 2019.

Pulmoquine Therapeutics, Inc.

On April 20, 2020, we entered into a securities purchase agreement with Pulmoquine to purchase 5,808,550 shares of Series A preferred stock for $5.0 million in cash. Upon consummation of the transaction, we owned approximately 90.9% of Pulmoquine's outstanding shares and hold a majority voting interest. Pulmoquine is a biotechnology company focused on the research and development of an aerosolized formulation of hydroxychloroquine to treat respiratory infections, such as the novel coronavirus (“COVID-19”). As of June 30, 2020, total assets including cash balance attributable to Pulmoquine was $4.9 million. Pulmoquine does not currently generate revenue. Total operating expense was $0.6 million for the three and six months ended June 30, 2020.

5. Financial Instruments and Fair Value Measurements

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

The investment was closed in two tranches on February 12, 2020 and March 27, 2020. Two of our board members joined Armata’s board. After the second closing, we owned approximately 46.7% of Armata’s common stock.

The investment provides Innoviva the ability to have significant influence, but not control over Armata’s operations. Based on our evaluation, we determined that Armata is a VIE, but Innoviva is not the primary beneficiary of the VIE. We elected the fair value option to account for both Armata’s common stock and warrants at fair value. The fair value of Armata’s common stock is measured based on its closing market price. The warrants have an exercise price of $2.87 per share, are exercisable immediately within five years from the issuance date of the warrants, and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata’s peer companies.

As of June 30, 2020, the fair values of Armata’s common stock and warrants were estimated at $34.1 million and $26.2 million, respectively. The total fair value of both financial instruments in the amount of $60.3 million was recorded as equity investments on the consolidated balance sheets as of June 30, 2020. We recorded $13.4 million and $35.3 million of unrealized gains and fair value changes in Armata’s investments as changes in fair values of equity investments, net on the consolidated statements of income for the three and six months ended June 30, 2020, respectively.

Equity Investment in Entasis

On April 12, 2020, we entered into a securities purchase agreement with Entasis to purchase 14,000,000 shares of Entasis common stock as well as warrants to purchase 14,000,000 additional shares of its common stock for approximately $35.0 million in cash. Entasis is a clinical-stage biotechnology company focused on the discovery and development of novel antibacterial products. The investment is to support Entasis's ongoing advancement of its pathogen-targeted antibacterial product candidates, which include their global Phase 3 registration trial evaluating a fixed-dose combination of sulbactam and durlobactam (SUL-DUR) against Acinetobacter baumanii infections.

The investment was closed in two tranches on April 22, 2020 and June 11, 2020. Innoviva has a right to designate two members to Entasis's board. After the second closing, we owned approximately 51.3% of Entasis's common stock.

The investment provides Innoviva the ability to have significant influence, but not control, over Entasis's operations. Based on our evaluation, we determined that Entasis is a VIE, but Innoviva is not the primary beneficiary of the VIE. We elected the fair value option to account for both Entasis's common stock and warrants at fair value. The fair value of Entasis's common stock is measured based on its closing market price at each balance sheet date. The warrants have an exercise price of $2.50 per share, are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Entasis's closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Entasis's peer companies.

As of June 30, 2020, the fair values of Entasis's common stock and warrants were estimated at $41.4 million and $26.9 million, respectively. The total fair value of both financial instruments in the amount of $68.3 million was recorded as equity investments on the consolidated balance sheets. We recorded $33.3 million of unrealized gains and fair value changes in Entasis's investments as changes in fair values of equity investments, net on the consolidated statements of income for the three and six months ended June 30, 2020.

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2020
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$3,993	$6	$—	$3,999
Money market funds	378,472	—	—	378,472
Total	$382,465	$6	$—	$382,471

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$53,799	$35	$—	$53,834
U.S. commercial paper	18,915	—	—	18,915
Money market funds	233,992	—	—	233,992
Total	$306,706	$35	$—	$306,741

As of June 30, 2020, all of the available-for-sale debt securities had contractual maturities within one year, and the average duration of debt securities was approximately one month. There was no credit loss of these securities as of June 30, 2020.

Fair Value Measurements

Our available-for-sale securities and equity investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of June 30, 2020 Using:
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$3,999	$—	$3,999
Money market funds	378,472	—	—	378,472
Equity investment - Armata Common Stock	34,146	—	—	34,146
Equity investment - Armata Warrants	—	26,181	—	26,181
Equity investment - Entasis Common Stock	41,440	—	—	41,440
Equity investment - Entasis Warrants	—	26,846	—	26,846
Total assets measured at estimated fair value	$454,058	$57,026	$—	$511,084
Debt
2023 Notes	$—	$246,303	$—	$246,303
2025 Notes	—	198,997	—	198,997
Total fair value of debt	$—	$445,300	$—	$445,300

	Estimated Fair Value Measurements as of December 31, 2019 Using:
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$53,834	$—	$53,834
U.S. commercial paper	—	18,915	—	18,915
Money market funds	233,992	—	—	233,992
Total assets measured at estimated fair value	$233,992	$72,749	$—	$306,741
Debt
2023 Notes	$—	$243,394	$—	$243,394
2025 Notes	—	208,976	—	208,976
Total fair value of debt	$—	$452,370	$—	$452,370

The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including market research publications.

The fair values of our equity investments in Armata and Entasis's common stock are based on their respective closing market prices per share at the reporting date and are classified as Level 1 financial instruments. The fair values of our equity investments in Armata and Entasis's warrants are included within Level 2 as the assumptions used in the valuation model are based on the observable inputs that include their respective closing market prices per share, their respective comparable companies’ market data and the U.S. Treasury yield.

The fair value of our 2023 Notes and of our 2025 Notes is based on recent trading prices of the instruments.

6. Stock-Based Compensation

Stock-based compensation expense is included in the consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
General and administrative	$375	$474	$810	$1,079

7. Debt

Our debt consists of:

	June 30,	December 31,
(In thousands)	2020	2019
2023 Notes	$240,984	$240,984
2025 Notes	192,500	192,500
Total debt	433,484	433,484
Unamortized debt discount and issuance costs	(52,254)	(56,364)
Net long-term debt	$381,230	$377,120

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

Our outstanding 2025 Notes balances consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(50,768)	(54,597)
Net carrying amount	$141,732	$137,903
Equity component, net	$65,361	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Contractual interest expense	$1,203	$1,203	$2,406	$2,406
Amortization of debt issuance costs	149	136	294	269
Amortization of debt discount	1,786	1,635	3,535	3,236
Total interest and amortization expense	$3,138	$2,974	$6,235	$5,911

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of June 30, 2020, are as follows:

(In thousands)
Years ending December 31:
2020 to 2022	$—
2023	240,984
2024	—
Thereafter	192,500
Total	$433,484

8. Commitments and Contingencies

Lease

Future minimum operating lease payments on our corporate headquarters as of June 30, 2020 are as follows:

(In thousands)
Years ending December 31:
Remainder of 2020	$60
2021	123
2022	109
Thereafter	—
Total	$292

9. Income Taxes

Provisional income tax expense for the three and six months ended June 30, 2020 was $19.9 million and $35.8 million, respectively, compared to $10.4 million and $18.9 million for the same periods in 2019 respectively. The Company’s effective income tax rate for the six months ended June 30, 2020 was 17%, compared to 18% for the same period in 2019. The difference between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% is primarily attributable to state income tax, non-deductible expenses and noncontrolling interest.

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

OVERVIEW

Executive Summary

Innoviva, Inc. (“Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a company with a portfolio of royalties that include respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR® /BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC, including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of June 30, 2020, we had five employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Recent Highlights

●	GSK Net Sales:
o	Second quarter 2020 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $303.8 million, down 3% from $313.9 million in the second quarter of 2019, with $103.3 million in net sales from the U.S. market and $200.5 million from non-U.S. markets.
o	Second quarter 2020 net sales of ANORO® ELLIPTA® by GSK were $172.3 million, up 5% from $163.6 million in the second quarter of 2019, with $109.8 million net sales from the U.S. market and $62.5 million from non-U.S. markets.
o	Second quarter 2020 net sales of TRELEGY® ELLIPTA® by GSK were $240.5 million, up significantly from $151.4 million in the second quarter of 2019, with $174.8 million in net sales from the U.S. market and $65.7 million in net sales from non-U.S. markets.
●	Capital Allocation:
o	During the second quarter of 2020, the Company invested $35.0 million in 14.0 million shares of Entasis’s common stock and warrants to purchase up to an additional 14.0 million shares of the common stock at $2.50 per share. With this initial investment, Innoviva owned approximately 51% of Entasis’s common stock as of June 30, 2020. Innoviva has a right to designate two members to Entasis’s board.
●	Other:
o	In May 2020, Pavel Raifeld was named as Chief Executive Officer.

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the “Additional MABAs”). The development program was funded in full by GSK. In June of 2020, GSK terminated the program and agreed to pay a $10.0 million termination fee to TRC. This fee was recognized as revenue from collaborative arrangements with a related party on our consolidated statements of income for the three and six months ended June 30, 2020, respectively.

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

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Royalties from a related party - RELVAR/BREO	$45,570	$47,086	$(1,516)	(3)%	$101,719	$89,826	$11,893	13%
Royalties from a related party - ANORO	11,199	10,635	564	5%	21,049	19,205	1,844	10%
Royalties from a related party - TRELEGY	15,633	9,842	5,791	59%	31,768	17,171	14,597	85%
Total royalties from a related party	72,402	67,563	4,839	7%	154,536	126,202	28,334	22%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	0%	(6,912)	(6,912)	—	0%
Royalty revenue	68,946	64,107	4,839	8%	147,624	119,290	28,334	24%
Strategic alliance -MABA program	10,000	—	10,000	*	10,000	—	10,000	*
Total net revenue from GSK	$78,946	$64,107	$14,839	23%	$157,624	$119,290	$38,334	32%

* Not Meaningful

Total net revenue increased to $78.9 million and $157.6 million for the three and six months ended June 30, 2020, compared to $64.1 million and $119.3 million, respectively, for the same period a year ago. Royalties for RELVAR®/BREO® ELLIPTA® were lower primarily due to the increasing pricing pressure in the U.S., offset by the volume growth in both U.S. and non-U.S. markets. ANORO® ELLIPTA® maintained its steady volume growth, offset by the increasing pricing pressure in the U.S. Royalties for TRELEGY® ELLIPTA® were higher due to the continued growth in prescriptions and market share.

Research & Development

Research and development expenses of $0.6 million for the three and six months ended June 30, 2020 were attributable to Pulmoquine’s product development efforts.

General & Administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
General and administrative expenses	$2,596	$4,347	$(1,751)	(40)%	$5,159	$7,362	$(2,203)	(30)%

General and administrative expenses for the three and six months ended June 30, 2020 decreased compared to the same periods in 2019, attributable to overall lower operating expenses incurred.

Other Income, net and Interest Income

Other income, net and interest income, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Other income (expense), net	$30	$(8)	$38	*	$98	$(7)	$105	*
Interest income	158	$1,403	(1,245)	(89)%	1,460	$2,378	(918)	(39)%

* Not Meaningful

Interest income decreased for the three and six months ended June 30, 2020, as compared to the same periods a year ago primarily due to lower interest rates impacted by the COVID-19 pandemic.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Interest expense	$4,561	$4,661	$(100)	(2)%	$9,077	$9,278	$(201)	(2)%

Interest expense decreased slightly for the three and six months ended June 30, 2020, compared to the same periods a year ago primarily due to the lower average outstanding debt balance.

Changes in Fair Values of Equity Investments

During the quarter ended June 30, 2020, Innoviva invested $35.0 million in 14,000,000 shares of Entasis’s common stock as well as warrants to purchase up to an additional 14,000,000 shares of the common stock at $2.50 per share. As a result of this initial investment, Innoviva owned approximately 51% of Entasis’s common stock as of June 30, 2020. The total fair value of Entasis’s common stock and warrants was estimated at $68.3 million. We recorded $33.3 million as unrealized gains and fair value changes and presented it in the changes in fair values of equity investments on the consolidated statements of income for the three and six months ended June 30, 2020, respectively.

As of June 30, 2020, the total fair value of Armata’s common stock and warrants was estimated at $60.3 million. We recorded $13.4 million and $35.3 million as unrealized gains and fair value changes and presented it in the changes in fair values of equity investments on the consolidated statements of income for the three and six months ended June 30, 2020, respectively.

Provision for Income Taxes

The provisional income tax expense for the three and six months ended June 30, 2020 was $19.9 million and $35.8 million with an effective income tax rate of 17%, respectively, compared to $10.4 million and $18.9 million, respectively, with an effective interest rate of 18% in the same period a year ago. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate of 21% is primarily attributable to state income tax, non-deductible expenses and noncontrolling interests.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Net income attributable to noncontrolling interest	$21,381	$8,321	$13,060	*	$34,896	$14,550	$20,346	*

* Not Meaningful

This represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the three and six months ended June 30, 2020 and 2019. The increase was primarily due to the increase in the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the six months ended June 30, 2020, we generated gross royalty revenues from GSK of $154.5 million and a $10.0 million fee from the termination of the MABA program. Net cash and cash equivalents, short term investments and marketable securities totaled $417.1 million, and receivables from GSK totaled $82.4 million as of June 30, 2020.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019	Change
Net cash provided by operating activities	$153,275	$133,151	$20,124
Net cash provided by (used in) investing activities	9,044	(54,060)	63,104
Net cash provided by (used in) financing activities	(27,268)	444	(27,712)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 was $153.3 million, consisting primarily of our net income of $177.2 million, adjusted for net non-cash items such as $35.8 million of deferred income taxes, $7.0 million of depreciation and amortization and $68.6 million increase in the fair values of our equity investments.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2020 of $9.0 million was primarily due to $82.0 million received from maturities of marketable securities, partially offset by $12.9 million in purchases of marketable securities and $60.0 million for our investments in Armata and Entasis.

Net cash used in investing activities for the six months ended June 30, 2019 of $54.1 million was primarily due to $111.9 million in purchases of marketable securities, partially offset by $57.9 million proceeds received from maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 of $27.3 million was primarily due to $28.0 million distributions to noncontrolling interest.

Net cash provided by financing activities for the six months ended June 30, 2019 of $0.4 million was primarily due to $0.5 million net proceeds from issuance of common stock.

Off-Balance Sheet Arrangements

In June 2014, our facility leases in South San Francisco, California were assigned to Theravance Biopharma, Inc. (“Theravance Biopharma”) in connection with the spin-off of Theravance Biopharma. However, if Theravance Biopharma were to default on its lease obligations, we would be held liable by the landlord and thus, we have in substance guaranteed the lease payments for these facilities. We would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. This lease concluded in May 2020, and we have no further obligations for the lease.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2020, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In May 2019, Theravance Biopharma, who is the owner of 85% of the economic interests in TRC, initiated arbitration against the Company and TRC, relating to a dispute as to the determination by Innoviva (as manager of TRC) to cause TRC to explore potential reinvestment opportunities for the royalty proceeds received by GSK into initiatives that Innoviva believes will increase the value of TRC and TRELEGY® ELLIPTA®. Theravance Biopharma alleged that in causing TRC to not distribute substantially all royalty proceeds received from GSK, Innoviva breached the limited liability company operating agreement governing TRC (the “Operating Agreement”), as well as the fiduciary duties applicable to Innoviva as manager of TRC. The hearing in respect of the arbitration was conducted from July 23, 2019 through July 25, 2019. Post-arbitration oral argument was heard on August 14, 2019. On September 26, 2019, the arbitrator issued a final decision. The arbitrator ruled that Innoviva did not breach the Operating Agreement or its fiduciary duties by withholding royalties or pursuing reinvestment opportunities. Accordingly, the Company is permitted to continue to pursue development and commercialization initiatives. The arbitrator did conclude that Innoviva breached a provision of the Operating Agreement requiring Innoviva to deliver quarterly financial plans to Theravance Biopharma. However, the arbitrator concluded that this technical breach did not cause any damages to Theravance Biopharma and the arbitrator awarded limited injunctive relief to expand and clarify the disclosure obligations under the Operating Agreement related to the delivery of financial plans and the pursuit of investment opportunities (if those opportunities related to TRELEGY® ELLIPTA®). Finally, the arbitrator ruled that the Company is entitled to indemnification from TRC for 95% of its fees and expenses incurred in connection with the arbitration.

On September 30, 2019, the Company and TRC filed a Verified Complaint in the Court of Chancery of the State of Delaware to confirm the arbitration award. The award was confirmed by the Court of Chancery on May 4, 2020.

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

In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. At this time, based on the information available to us, we can not predict the extent of the impact, if any, of the COVID-19 pandemic on our royalty revenues derived from GSK upon which we significantly rely, or on the operations of our equity and other investments. It is possible that an extended period of global supply chain and economic disruption could materially affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)	Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date

10.1	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated May 20, 2020	8-K	10.1	05/26/2020

10.2	Transition Agreement between Innoviva, Inc. and Geoffrey L. Hulme, dated June 11, 2020	8-K	10.1	06/12/2020

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

99.1	Form of Indemnification Agreement between Innoviva, Inc. and its executive officers	8-K	99.1	05/26/2020

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2020) formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: July 29, 2020	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2020	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)