Form 10-Q
period 2020-09-30
Innoviva, Inc.
filed 2020-10-28
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ⌧

The number of shares of registrant’s common stock outstanding on October 19, 2020 was 101,391,634.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$479,193	$278,096
Short-term marketable securities	—	72,749
Related party receivables from collaborative arrangements	92,150	79,427
Prepaid expenses and other current assets	698	962
Total current assets	572,041	431,234
Property and equipment, net	33	33
Equity investments	111,745	—
Capitalized fees paid to a related party, net	128,708	139,076
Deferred tax assets, net	109,490	154,171
Other assets	239	312
Total assets	$922,256	$724,826

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$623	$10
Accrued personnel-related expenses	384	647
Accrued interest payable	1,668	4,152
Other accrued liabilities	1,223	562
Total current liabilities	3,898	5,371
Long-term debt, net of discount and issuance costs	383,350	377,120
Other long-term liabilities	136	219
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,391 and 101,288 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,014	1,013
Additional paid-in capital	1,260,447	1,258,859
Accumulated other comprehensive income	—	27
Accumulated deficit	(775,905)	(946,404)
Total Innoviva stockholders’ equity	485,556	313,495
Noncontrolling interest	49,316	28,621
Total stockholders’ equity	534,872	342,116
Total liabilities and stockholders’ equity	$922,256	$724,826
*	Consolidated balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended September 30, 2020 and 2019, and $10,368 in the nine months ended September 30, 2020 and 2019	$88,694	$65,755	$236,318	$185,045
Revenue from collaborative arrangements with a related party	—	—	10,000	—
Total net revenue	88,694	65,755	246,318	185,045

Operating expenses:
Research and development	1,010	—	1,569	—
General and administrative	3,254	4,962	8,413	12,324
Total operating expenses	4,264	4,962	9,982	12,324

Income from operations	84,430	60,793	236,336	172,721

Other income (expense), net	(13)	(115)	85	(122)
Interest income	41	1,624	1,501	4,002
Interest expense	(4,603)	(4,693)	(13,680)	(13,971)
Changes in fair values of equity investments	(29,368)	—	39,245	—
Income before income taxes	50,487	57,609	263,487	162,630
Income tax expense, net	8,866	10,558	44,689	29,499
Net income	41,621	47,051	218,798	133,131
Net income attributable to noncontrolling interest	13,403	7,242	48,299	21,792
Net income attributable to Innoviva stockholders	$28,218	$39,809	$170,499	$111,339

Basic net income per share attributable to Innoviva stockholders	$0.28	$0.39	$1.68	$1.10
Diluted net income per share attributable to Innoviva stockholders	$0.26	$0.36	$1.53	$1.01

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	101,358	101,191	101,306	101,134
Shares used to compute diluted net income per share	113,572	113,415	113,543	113,394

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$41,621	$47,051	$218,798	$133,131
Unrealized gain (loss) on marketable securities, net	2	(8)	(27)	28
Comprehensive income	41,623	47,043	218,771	133,159
Comprehensive income attributable to noncontrolling interest	13,403	7,242	48,299	21,792
Comprehensive income attributable to Innoviva stockholders	$28,220	$39,801	$170,472	$111,367

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	101,288	$1,013	$1,258,859	$27	$(946,404)	$28,621	$342,116
Distributions to noncontrolling interest	—	—	—	—	—	(15,810)	(15,810)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	32	—	170	—	—	—	170
Stock-based compensation	—	—	435	—	—	—	435
Net income	—	—	—	—	65,437	13,515	78,952
Other comprehensive income	—	—	—	6	—	—	6
Balance as of March 31, 2020	101,320	$1,013	$1,259,464	$33	$(880,967)	$26,326	$405,869
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	350	350
Distributions to noncontrolling interest	—	—	—	—	—	(12,152)	(12,152)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	72	2	178	—	—	—	180
Stock-based compensation	—	—	375	—	—	—	375
Net income	—	—	—	—	76,844	21,381	98,225
Other comprehensive income	—	—	—	(35)	—	—	(35)
Balance as of June 30, 2020	101,392	$1,015	$1,260,017	$(2)	$(804,123)	$35,905	$492,812
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	8	8
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	(1)	(1)	(11)	—	—	—	(12)
Stock-based compensation	—	—	441	—	—	—	441
Net income	—	—	—	—	28,218	13,403	41,621
Other comprehensive income	—	—	—	2	—	—	2
Balance as of September 30, 2020	101,391	$1,014	$1,260,447	$—	$(775,905)	$49,316	$534,872

	Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2018	101,098	$1,011	$1,256,267	$(3)	$(1,103,692)	$5,469	$159,052
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	85	1	253	—	—	—	254
Stock-based compensation	—	—	605	—	—	—	605
Net income	—	—	—	—	33,790	6,229	40,019
Other comprehensive income	—	—	—	13	—	—	13
Balance as of March 31, 2019	101,183	$1,012	$1,257,125	$10	$(1,069,902)	$11,698	$199,943
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	89	1	200	—	—	—	201
Stock-based compensation	—	—	474	—	—	—	474
Net income	—	—	—	—	37,740	8,321	46,061
Other comprehensive income	—	—	—	23	—	—	23
Balance as of June 30, 2019	101,272	$1,013	$1,257,799	$33	$(1,032,162)	$20,019	$246,702
Distributions to noncontrolling interest	—	—	—	—	—	(10,553)	(10,553)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	7	—	82	—	—	—	82
Stock-based compensation	—	—	489	—	—	—	489
Net income	—	—	—	—	39,809	7,242	47,051
Other comprehensive income	—	—	—	(8)	—	—	(8)
Balance as of September 30, 2019	101,279	$1,013	$1,258,370	$25	$(992,353)	$16,708	$283,763

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$218,798	$133,131
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	44,689	29,499
Depreciation and amortization	10,382	10,400
Stock-based compensation	1,251	1,568
Amortization of debt discount and issuance costs	6,230	5,789
Amortization of discount on short-term investments	(343)	(1,739)
Amortization of lease guarantee	135	(243)
Loss on write-off of property and equipment	—	104
Changes in fair values of equity investments	(39,245)	—
Other non-cash items	14	—
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(12,723)	14,075
Prepaid expenses and other current assets	264	466
Other assets	—	(11)
Accounts payable	613	24
Accrued personnel-related expenses and other accrued liabilities	252	107
Accrued interest payable	(2,484)	(2,491)
Other long-term liabilities	—	(126)
Net cash provided by operating activities	227,833	190,553
Cash flows from investing activities
Maturities of marketable securities	86,000	160,925
Purchases of marketable securities	(12,943)	(230,922)
Purchases of equity investments	(72,500)	—
Purchases of property and equipment	(13)	—
Net cash provided by (used in) investing activities	544	(69,997)
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(83)	(81)
Payments of cash dividends to stockholders	—	(11)
Proceeds from issuances of common stock, net	421	618
Net proceeds from the issuance of variable interest entity's equity	344	—
Distributions to noncontrolling interest	(27,962)	(10,553)
Net cash used in financing activities	(27,280)	(10,027)
Net increase in cash and cash equivalents	201,097	110,529
Cash and cash equivalents at beginning of period	278,096	62,417
Cash and cash equivalents at end of period	$479,193	$172,946
Supplemental disclosure of cash flow information
Cash paid for interest	$9,933	$10,674

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva Inc. (referred to as "Innoviva", the "Company", or "we" and other similar pronouns) is a company with a portfolio of royalties that includes respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

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

Variable Interest Entities

We evaluate our ownership, contractual and other interest in the entities that we invest in to determine if they are variable interest entities (“VIEs”), whether we have a variable interest in those entities and the nature and extent of those interests. Such evaluation is performed continually throughout the entire period when we stay involved with these entities. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity’s financial results into our financial statements.

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

If we conclude that we do not have an ability to exercise significant influence over an investee, we may elect to account for an equity security without a readily determinable fair value using a measurement alternative. This measurement alternative allows us to measure the equity investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

As of September 30, 2020, we accounted for our equity investments in common stock and warrants of Armata Pharmaceuticals, Inc. (NYSE American: ARMP) (“Armata ") and Entasis Therapeutics Holdings Inc. (NASDAQ: ETTX) ("Entasis”) at fair value by electing the fair value option and presented the investments as equity investments on the consolidated balance sheets.

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

In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We are currently in the process of evaluating the effects of the provisions of ASU 2020-06 on our financial statements.

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three and nine months ended September 30, 2020 and 2019, respectively.

The following table shows the computation of basic and diluted net income per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2020	2019	2020	2019
Numerator:
Net income attributable to Innoviva stockholders, basic	$28,218	$39,809	$170,499	$111,339
Add: interest expense on 2023 Notes	1,171	1,157	3,535	3,482
Net income attributable to Innoviva stockholders, diluted	$29,389	$40,966	$174,034	$114,821

Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	101,358	101,191	101,306	101,134
Dilutive effect of 2023 Notes	12,189	12,189	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	25	35	48	71
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,572	113,415	113,543	113,394

Net income per share attributable to Innoviva stockholders
Basic	$0.28	$0.39	$1.68	$1.10
Diluted	$0.26	$0.36	$1.53	$1.01

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,268	1,144	1,172	1,128

3. Revenue Recognition and Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Royalties from a related party — RELVAR/BREO	$63,893	$46,433	$165,612	$136,259
Royalties from a related party — ANORO	11,882	11,548	32,931	30,753
Royalties from a related party — TRELEGY	16,375	11,230	48,143	28,401
Total royalties from a related party	92,150	69,211	246,686	195,413
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(10,368)	(10,368)
Royalty revenue	88,694	65,755	236,318	185,045
Strategic alliance — MABA program	—	—	10,000	—
Total net revenue from GSK	$88,694	$65,755	$246,318	$185,045

During the nine months ended September 30, 2020, we recognized $10.0 million in revenue in connection with the termination of the Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program under the Strategic Alliance Agreement with GSK in June 2020.

4. Consolidated Entities

Theravance Respiratory Company, LLC

As of September 30, 2020, and December 31, 2019, $16.4 million and $14.4 million, respectively, of the related party receivables from collaborative arrangements were attributable to TRC. The cash balance attributable to TRC as of September 30, 2020 was $41.4 million. Total revenue for TRC related to TRELEGY® ELLIPTA® was $16.4 million and $11.2 million for the three months ended September 30, 2020 and 2019, respectively, and $48.1 million and $28.4 million for the nine months ended September 30, 2020 and 2019, respectively. Total revenue for TRC also included a $10.0 million fee for the termination of the MABA program for the nine months ended September 30, 2020. Total operating expenses were $0.6 million and $1.4 million for the three and nine months ended September 30, 2020, respectively, compared to $2.8 million and $2.9 million for the same periods in 2019.

Pulmoquine Therapeutics, Inc.

On April 20, 2020, we entered into a securities purchase agreement with Pulmoquine to purchase 5,808,550 shares of Series A preferred stock for $5.0 million in cash. Upon consummation of the transaction, we owned approximately 90.9% of Pulmoquine's outstanding shares (excluding unvested restricted shares) and hold a majority voting interest. Pulmoquine is a biotechnology company focused on the research and development of an aerosolized formulation of hydroxychloroquine to treat respiratory infections, such as the novel coronavirus (“COVID-19”). As of September 30, 2020, total assets attributable to Pulmoquine were $4.6 million, including $4.3 million in cash and cash equivalents and $0.3 million in other current assets. Pulmoquine does not currently generate revenue. Total operating expense was $1.1 million and $1.7 million for the three and nine months ended September 30, 2020.

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

The investment provides Innoviva the ability to have significant influence, but not control over Armata’s operations. Based on our evaluation, we determined that Armata is a VIE, but Innoviva is not the primary beneficiary of the VIE. We elected the fair value option to account for both Armata’s common stock and warrants. The fair value of Armata’s common stock is measured based on its closing market price. The warrants have an exercise price of $2.87 per share, are exercisable immediately within five years from the issuance date of the warrants, and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies.

As of September 30, 2020, the fair values of Armata’s common stock and warrants were estimated at $27.8 million and $20.2 million, respectively. The total fair value of both financial instruments in the amount of $48.0 million was recorded as equity investments on the consolidated balance sheets as of September 30, 2020. We recorded $12.4 million in unrealized loss and $23.0 million in unrealized gain from fair value changes in Armata’s investments as changes in fair values of equity investments, net on the consolidated statements of income for the three and nine months ended September 30, 2020, respectively.

Equity Investment in Entasis

On April 12, 2020, we entered into a securities purchase agreement with Entasis (“April 2020 Entasis Agreement”) to purchase 14,000,000 shares of Entasis common stock as well as warrants to purchase 14,000,000 additional shares of its common stock for approximately $35.0 million in cash. Entasis is a clinical-stage biotechnology company focused on the discovery and development of novel antibacterial products. The investment is to support Entasis's ongoing advancement of its pathogen-targeted antibacterial product candidates, which include their global Phase 3 registration trial evaluating a fixed-dose combination of sulbactam and durlobactam (SUL-DUR) against Acinetobacter baumanii infections.

The investment was closed in two tranches on April 22, 2020 and June 11, 2020. Innoviva has a right to designate two members to Entasis's board. After the second closing, we owned approximately 51.3% of Entasis's common stock.

On August 27, 2020, we entered into another securities purchase agreement with Entasis ("August 2020 Entasis Agreement") to purchase 4,672,897 shares of Entasis common stock as well as warrants to purchase 4,672,897 additional shares of its common stock for approximately $12.5 million in cash. On September 1, 2020, we completed the purchase and increased our ownership in Entasis's common stock to 52.6%.

The investment provides Innoviva the ability to have significant influence, but not control, over Entasis's operations. Based on our evaluation, we determined that Entasis is a VIE, but Innoviva is not the primary beneficiary of the VIE. We elected the fair value option to account for both Entasis's common stock and warrants at fair value. The fair value of Entasis's common stock is measured based on its closing market price at each balance sheet date. The warrants have an exercise price of $2.50 per share under the April 2020 Entasis Agreement and an exercise price of $2.675 under the August 2020 Entasis Agreement. The warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Entasis's closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Entasis and its peer companies.

As of September 30, 2020, the fair values of Entasis's common stock and warrants were estimated at $38.1 million and $25.7 million, respectively. The total fair value of both financial instruments in the amount of $63.8 million was recorded as equity investments on the consolidated balance sheets. We recorded $17.0 million in unrealized loss and $16.3 million in unrealized gain from fair value changes in Entasis's investments as changes in fair values of equity investments, net on the consolidated statements of income for the three and nine months ended September 30, 2020, respectively.

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	September 30, 2020
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds	$430,144	$—	$—	$430,144
Total	$430,144	$—	$—	$430,144

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. government securities	$53,799	$35	$—	$53,834
U.S. commercial paper	18,915	—	—	18,915
Money market funds	233,992	—	—	233,992
Total	$306,706	$35	$—	$306,741

As of September 30, 2020, all investments were money market funds. There was no credit loss as of September 30, 2020.

Fair Value Measurements

Our available-for-sale securities and equity investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of September 30, 2020 Using:
	Quoted Price	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
Types of Instruments	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$430,144	$—	$—	$430,144
Equity investment - Armata Common Stock	27,787	—	—	27,787
Equity investment - Armata Warrants	—	20,167	—	20,167
Equity investment - Entasis Common Stock	38,093	—	—	38,093
Equity investment - Entasis Warrants	—	25,698	—	25,698
Total assets measured at estimated fair value	$496,024	$45,865	$—	$541,889
Debt
2023 Notes	$—	$230,494	$—	$230,494
2025 Notes	—	191,491	—	191,491
Total fair value of debt	$—	$421,985	$—	$421,985

	Estimated Fair Value Measurements as of December 31, 2019 Using:
	Quoted Price	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
Types of Instruments	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
U.S. government securities	$—	$53,834	$—	$53,834
U.S. commercial paper	—	18,915	—	18,915
Money market funds	233,992	—	—	233,992
Total assets measured at estimated fair value	$233,992	$72,749	$—	$306,741
Debt
2023 Notes	$—	$243,394	$—	$243,394
2025 Notes	—	208,976	—	208,976
Total fair value of debt	$—	$452,370	$—	$452,370

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

The fair value of our 2023 Notes and of our 2025 Notes is based on recent trading prices of the instruments.

6. Stock-Based Compensation

Stock-based compensation expense is included in the consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
General and administrative	$441	$489	$1,251	$1,568

7. Debt

Our debt consists of:

	September 30,	December 31,
(In thousands)	2020	2019
2023 Notes	$240,984	$240,984
2025 Notes	192,500	192,500
Total debt	433,484	433,484
Unamortized debt discount and issuance costs	(50,134)	(56,364)
Net long-term debt	$383,350	$377,120

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

Our outstanding 2025 Notes balances consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(48,788)	(54,597)
Net carrying amount	$143,712	$137,903
Equity component, net	$65,361	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Contractual interest expense	$1,203	$1,203	$3,609	$3,609
Amortization of debt issuance costs	152	139	446	408
Amortization of debt discount	1,828	1,673	5,363	4,909
Total interest and amortization expense	$3,183	$3,015	$9,418	$8,926

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of September 30, 2020, are as follows:

(In thousands)
Years ending December 31:
2020 to 2022	$—
2023	240,984
2024	—
Thereafter	192,500
Total	$433,484

8. Commitments and Contingencies

Lease

Future minimum operating lease payments on our corporate headquarters as of September 30, 2020 are as follows:

(In thousands)
Years ending December 31:
Remainder of 2020	$30
2021	123
2022	109
Thereafter	—
Total	$262

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. Currently, we believe that no litigation or arbitration, either individually or in the aggregate, to which we are presently a party is likely to have a material adverse effect on our operating results or financial position.

9. Income Taxes

Provisional income tax expense for the three and nine months ended September 30, 2020 was $8.9 million and $44.7 million, respectively, compared to $10.6 million and $29.5 million for the same periods in 2019 respectively. The Company’s effective income tax rate for the nine months ended September 30, 2020 was 17%, compared to 18% for the same period in 2019. The difference between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% is primarily attributable to state income tax, non-deductible expenses and noncontrolling interest.

10. Subsequent Events

In early October 2020, TRC invested $15.0 million in the equity securities of a privately held biopharmaceutical company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK; the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company’s growth strategy and corporate development initiatives beyond the existing respiratory portfolio); the timing, manner and amount of potential capital returns to stockholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; projections of revenue, expenses and other financial items; the impact of the COVID-19 pandemic; and risks discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020, and as amended on February 21, 2020 (“2019 Form 10-K”) and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

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

OVERVIEW

Executive Summary

Innoviva, Inc. (“Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a company with a portfolio of royalties that includes respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR® /BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC, including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets with GSK, the commercial and developmental obligations associated with the GSK Agreements, intellectual property, licensing operations, business development activities and providing for certain essential reporting and management functions of a public company. As of September 30, 2020, we had five employees. Our revenues consist of royalties and potential milestone payments, if any, from our respiratory partnership agreements with GSK.

Recent Highlights

●	GSK Net Sales:
o	Third quarter 2020 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $426.0 million, up 38% from $309.5 million in the third quarter of 2019, with $219.2 million in net sales from the U.S. market and $206.8 million from non-U.S. markets.
o	Third quarter 2020 net sales of ANORO® ELLIPTA® by GSK were $182.8 million, up 3% from $177.7 million in the third quarter of 2019, with $111.5 million net sales from the U.S. market and $71.3 million from non-U.S. markets.
o	Third quarter 2020 net sales of TRELEGY® ELLIPTA® by GSK were $251.9 million, up 46% from $172.8 million in the third quarter of 2019, with $165.3 million in net sales from the U.S. market and $86.6 million in net sales from non-U.S. markets.
●	Capital Allocation:
o	During the third quarter of 2020, the Company invested an additional $12.5 million in 4.7 million shares of Entasis's common stock and warrants to purchase up to an additional 4.7 million shares of the common stock at $2.675 per share. With this additional investment, Innoviva owned approximately 52.6% of Entasis's common stock as of September 30, 2020. Innoviva has a right to designate two members to Entasis's board.

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre-determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva-discovered preclinical MABA compounds (the “Additional MABAs”). The development program was funded in full by GSK. In June of 2020, GSK terminated the program and agreed to pay a $10.0 million termination fee to TRC. This fee was recognized as revenue from collaborative arrangements with a related party on our consolidated statements of income for the nine months ended September 30, 2020.

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

If we conclude that we do not have an ability to exercise significant influence over an investee, we may elect to account for an equity security without a readily determinable fair value using a measurement alternative. This measurement alternative allows us to measure the equity investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

There were no other significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020, and as amended on February 21, 2020 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Royalties from a related party - RELVAR/BREO	$63,893	$46,433	$17,460	38%	$165,612	$136,259	$29,353	22%
Royalties from a related party - ANORO	11,882	11,548	334	3%	32,931	30,753	2,178	7%
Royalties from a related party - TRELEGY	16,375	11,230	5,145	46%	48,143	28,401	19,742	70%
Total royalties from a related party	92,150	69,211	22,939	33%	246,686	195,413	51,273	26%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	0%	(10,368)	(10,368)	—	0%
Royalty revenue	88,694	65,755	22,939	35%	236,318	185,045	51,273	28%
Strategic alliance -MABA program	—	—	—	*	10,000	—	10,000	*
Total net revenue from GSK	$88,694	$65,755	$22,939	35%	$246,318	$185,045	$61,273	33%

* Not Meaningful

Total net revenue increased to $88.7 million and $246.3 million for the three and nine months ended September 30, 2020, compared to $65.8 million and $185.0 million, respectively, for the same period a year ago. Royalties for RELVAR®/BREO® ELLIPTA® increased due to favorable adjustments from better than expected pricing and continued volume growth in both U.S. and non-U.S. markets. ANORO® ELLIPTA® maintained its steady volume growth, offset by the increasing pricing pressure in the U.S. Royalties for TRELEGY® ELLIPTA® were higher due to the continued growth in prescriptions and market share.

Research & Development

Research and development expenses of $1.0 million and $1.6 million for the three and nine months ended September 30, 2020 were attributable to Pulmoquine’s product development efforts.

General & Administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
General and administrative expenses	$3,254	$4,962	$(1,708)	(34)%	$8,413	$12,324	$(3,911)	(32)%

General and administrative expenses for the three and nine months ended September 30, 2020 decreased compared to the same periods in 2019, attributable to overall lower operating expenses incurred. The amount for the three months ended September 30, 2019 includes $2.8 million legal and related fees incurred for the arbitration initiated by Theravance Biopharma against the Company and TRC.

Other Income, net and Interest Income

Other income, net and interest income, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Other income (expense), net	$(13)	$(115)	$102	(89)%	$85	$(122)	$207	*
Interest income	41	$1,624	(1,583)	(97)%	1,501	$4,002	(2,501)	(62)%

* Not Meaningful

Interest income decreased for the three and nine months ended September 30, 2020, as compared to the same periods a year ago primarily due to lower interest rates impacted by the COVID-19 pandemic.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Interest expense	$4,603	$4,693	$(90)	(2)%	$13,680	$13,971	$(291)	(2)%

Interest expense decreased slightly for the three and nine months ended September 30, 2020, compared to the same periods a year ago primarily due to the lower average outstanding debt balance.

Changes in Fair Values of Equity Investments

The decrease in fair values of equity investments of $29.4 million was mainly due to the lower stock prices of our invested companies, Armata Pharmaceuticals Inc. ("Armata") and Entasis Therapeutics Holdings, Inc. ("Entasis") as of September 30, 2020, compared to the stock prices at the previous quarter ended June 30, 2020. For the nine ended September 30, 2020, the changes in the fair values of equity investments of $39.2 million represent the net unrealized gains of our investments in Armata and Entasis.

As of September 30, 2020, the total fair value of Armata’s common stock and warrants that we own was estimated at $48.0 million. We recorded $12.4 million in unrealized loss and $23.0 million in unrealized gain from fair value changes and presented it in the changes in fair values of equity investments on the consolidated statements of income for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, the total fair value of Entasis’s common stock and warrants was estimated at $63.8 million. We recorded $17.0 million in unrealized loss and $16.3 million in unrealized gain from fair value changes and presented it in the changes in fair values of equity investments on the consolidated statements of income for the three and nine months ended September 30, 2020, respectively.

Provision for Income Taxes

The provisional income tax expense for the three and nine months ended September 30, 2020 was $8.9 million and $44.7 million with an effective income tax rate of 17%, respectively, compared to $10.6 million and $29.5 million, respectively, with an effective interest rate of 18% in the same period a year ago. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate of 21% is primarily attributable to state income tax, non-deductible expenses and noncontrolling interests.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Net income attributable to noncontrolling interest	$13,403	$7,242	$6,161	85%	$48,299	$21,792	$26,507	*

* Not Meaningful

This represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the three and nine months ended September 30, 2020 and 2019. The increase was primarily due to the increase in the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the nine months ended September 30, 2020, we generated gross royalty revenues from GSK of $246.7 million and a $10.0 million fee from the termination of the MABA program. Net cash and cash equivalents, short term investments and marketable securities totaled $479.2 million, and receivables from GSK totaled $92.2 million as of September 30, 2020.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change
Net cash provided by operating activities	$227,833	$190,553	$37,280
Net cash provided by (used in) investing activities	544	(69,997)	70,541
Net cash used in financing activities	(27,280)	(10,027)	(17,253)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $227.8 million, consisting primarily of our net income of $218.8 million, adjusted for net non-cash items such as $44.7 million of deferred income taxes and $10.4 million of depreciation and amortization, partially offset by $39.2 million increase in the fair values of our equity investments and $12.7 million increase in receivables from collaborative arrangements.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 of $0.5 million was primarily due to $86.0 million received from maturities of marketable securities, partially offset by $12.9 million in purchases of marketable securities and $72.5 million for our investments in Armata and Entasis.

Net cash used in investing activities for the nine months ended September 30, 2019 of $70.0 million was primarily due to $230.9 million in purchases of marketable securities, partially offset by $160.9 million proceeds received from maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 of $27.3 million was primarily due to $28.0 million in distributions to noncontrolling interest.

Net cash used in financing activities for the nine months ended September 30, 2019 of $10.0 million was primarily due to $10.6 million in distributions to noncontrolling interest.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of September 30, 2020, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

Internal control measures have been designed and continually evaluated for our equity investment and capital allocation process since our initial investment occurred in the first quarter ended March 31, 2020. There have been no other material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In May 2019, Theravance Biopharma, which is the owner of 85% of the economic interests in TRC, initiated arbitration against the Company and TRC, relating to a dispute as to the determination by Innoviva (as manager of TRC) to cause TRC to explore potential reinvestment opportunities for the royalty proceeds received by GSK into initiatives that Innoviva believes will increase the value of TRC and TRELEGY® ELLIPTA®. Theravance Biopharma alleged that, in causing TRC to not distribute substantially all royalty proceeds received from GSK, Innoviva breached the limited liability company operating agreement governing TRC (the “Operating Agreement”), as well as the fiduciary duties applicable to Innoviva as manager of TRC. The hearing in respect of the arbitration was conducted from July 23, 2019 through July 25, 2019. Post-arbitration oral argument was heard on August 14, 2019. On September 26, 2019, the arbitrator issued a final decision. The arbitrator ruled that Innoviva did not breach the Operating Agreement or its fiduciary duties by withholding royalties or pursuing reinvestment opportunities. Accordingly, the Company is permitted to continue to pursue development and commercialization initiatives. The arbitrator did conclude that Innoviva breached a provision of the Operating Agreement requiring Innoviva to deliver quarterly financial plans to Theravance Biopharma. However, the arbitrator concluded that this technical breach did not cause any damages to Theravance Biopharma and the arbitrator awarded limited injunctive relief to expand and clarify the disclosure obligations under the Operating Agreement related to the delivery of financial plans and the pursuit of investment opportunities (if those opportunities related to TRELEGY® ELLIPTA®). Finally, the arbitrator ruled that the Company is entitled to indemnification from TRC for 95% of its fees and expenses incurred in connection with the arbitration.

On September 30, 2019, the Company and TRC filed a Verified Complaint in the Court of Chancery of the State of Delaware (“Court of Chancery”) to confirm the arbitration award. The award was confirmed by the Court of Chancery on May 4, 2020.

On July 16, 2020, Innoviva and TRC initiated a lawsuit in the Court of Chancery against Theravance Biopharma, seeking a permanent injunction preventing Theravance Biopharma from interfering with Innoviva's ability to cause TRC to reserve cash to pursue non-Trelegy related investments opportunities and a declaration that the arbitration award conclusively established that Innoviva, as manager of TRC, has such authority. The Court of Chancery directed the parties to obtain the arbitrator's opinion as to whether the arbitration award addressed non-Trelegy related investment opportunities. On July 31, 2020, the arbitrator, while reiterating that Innoviva has broad authority as manager of TRC, found that his award did not specifically address this situation. Accordingly, on August 5, 2020, the parties stipulated to the dismissal of the Court of Chancery action.

On October 6, 2020, Theravance Biopharma initiated a new arbitration against the Company and TRC, challenging Innoviva’s authority as manager of TRC to cause TRC to pursue non-Trelegy related investment opportunities and again alleging that Innoviva is required to cause TRC to distribute substantially all royalty proceeds from GSK. An arbitration hearing is scheduled for the first quarter of 2021.

The Company intends to vigorously defend against the allegations in the new arbitration demand, but there can be no assurances that the defense will be successful.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those previously reported in Item 1A of Part I of our 2019 Form 10-K and in Item 1A of Part II of our Form 10-Q for the three months ended March 31, 2020 (the "Q1 10-Q"). Except for the risk factors set forth in the Q1 10-Q and as set forth under “Item 1. Legal Proceedings” above, there have been no other material changes to the risk factors described in our 2019 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)	Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2020) formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: October 28, 2020	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2020	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)