Form 10-Q
period 2021-03-31
Innoviva, Inc.
filed 2021-04-28
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of registrant’s common stock outstanding on April 19, 2021 was 101,408,012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$282,890	$246,487
Related party receivables from collaborative arrangements	88,974	93,931
Prepaid expenses and other current assets	1,069	1,640
Total current assets	372,933	342,058
Property and equipment, net	24	28
Equity and long-term investments	519,325	438,258
Capitalized fees paid to a related party, net	121,797	125,253
Deferred tax assets, net	74,023	93,759
Other assets	188	214
Total assets	$1,088,290	$999,570

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14	$66
Accrued personnel-related expenses	652	490
Accrued interest payable	1,668	4,152
Other accrued liabilities	1,470	1,402
Total current liabilities	3,804	6,110
Long-term debt, net of discount and issuance costs	387,728	385,517
Other long-term liabilities	77	106
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 101,408 and 101,392 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,014	1,014
Additional paid-in capital	1,261,326	1,260,900
Accumulated deficit	(627,879)	(722,002)
Total Innoviva stockholders’ equity	634,461	539,912
Noncontrolling interest	62,220	67,925
Total stockholders’ equity	696,681	607,837
Total liabilities and stockholders’ equity	$1,088,290	$999,570
*	Consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in three months ended March 31, 2021 and 2020	$85,518	$78,678
Operating expenses:
Research and development	49	—
General and administrative	5,986	2,563
Total operating expenses	6,035	2,563
Income from operations	79,483	76,115
Other income (expense), net	(433)	68
Interest income	30	1,302
Interest expense	(4,694)	(4,516)
Changes in fair values of equity and long-term investments, net	55,045	21,915
Income before income taxes	129,431	94,884
Income tax expense, net	19,736	15,932
Net income	109,695	78,952
Net income attributable to noncontrolling interest	15,572	13,515
Net income attributable to Innoviva stockholders	$94,123	$65,437

Basic net income per share attributable to Innoviva stockholders	$0.93	$0.65
Diluted net income per share attributable to Innoviva stockholders	$0.84	$0.59

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	101,365	101,235
Shares used to compute diluted net income per share	113,624	113,509

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$109,695	$78,952
Unrealized gain on marketable securities, net	—	6
Comprehensive income	109,695	78,958
Comprehensive income attributable to noncontrolling interest	15,572	13,515
Comprehensive income attributable to Innoviva stockholders	$94,123	$65,443

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months ended March 31, 2021
				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2020	101,392	$1,014	$1,260,900	$—	$(722,002)	$67,925	$607,837
Distributions to noncontrolling interest	—	—	—	—	—	(21,285)	(21,285)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	8	8
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	16	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	451	—	—	—	451
Net income	—	—	—	—	94,123	15,572	109,695
Balance as of March 31, 2021	101,408	$1,014	$1,261,326	$—	$(627,879)	$62,220	$696,681

	Three Months ended March 31, 2020
				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	101,288	$1,013	$1,258,859	$27	$(946,404)	$28,621	$342,116
Distributions to noncontrolling interest	—	—	—	—	—	(15,810)	(15,810)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	32	—	170	—	—	—	170
Stock-based compensation	—	—	435	—	—	—	435
Net income	—	—	—	—	65,437	13,515	78,952
Other comprehensive income	—	—	—	6	—	—	6
Balance as of March 31, 2020	101,320	$1,013	$1,259,464	$33	$(880,967)	$26,326	$405,869

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$109,695	$78,952
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	19,736	15,932
Depreciation and amortization	3,460	3,463
Stock-based compensation	451	435
Amortization of debt discount and issuance costs	2,211	2,032
Amortization of discount on short-term investments	—	(272)
Amortization of lease guarantee	—	(81)
Changes in fair values of equity and long-term investments, net	(54,673)	(21,915)
Other non-cash items	8	—
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	4,957	(2,707)
Prepaid expenses and other current assets	571	140
Accounts payable	(52)	112
Accrued personnel-related expenses and other accrued liabilities	227	(126)
Accrued interest payable	(2,484)	(2,484)
Net cash provided by operating activities	84,107	73,481
Cash flows from investing activities
Maturities of marketable securities	—	54,000
Purchases of marketable securities	—	(12,943)
Purchases of equity and long-term investments	(26,394)	(25,000)
Purchases of property and equipment	—	(13)
Net cash provided by (used in) investing activities	(26,394)	16,044
Cash flows from financing activities
Repurchase of shares to satisfy tax withholding	(25)	(55)
Proceeds from issuances of common stock, net	—	225
Distributions to noncontrolling interest	(21,285)	(15,810)
Net cash used in financing activities	(21,310)	(15,640)
Net increase in cash and cash equivalents	36,403	73,885
Cash and cash equivalents at beginning of period	246,487	278,096
Cash and cash equivalents at end of period	$282,890	$351,981
Supplemental disclosure of cash flow information
Cash paid for interest	$4,967	$4,967

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In our opinion, the unaudited consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021 or any other period.

The accompanying unaudited consolidated financial statements include the accounts of Innoviva, our wholly-owned subsidiaries and certain variable interest entities for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interest in our unaudited consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 (“2020 Form 10-K”).

Variable Interest Entities

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”), whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity in our financial statements.

Equity Investments

We invest from time to time in equity securities of private or public companies. If we determine that we have control over these companies under either voting or VIE models, we include them in our consolidated financial statements. If we determine that we do not have control over these companies under either voting or VIE models, we then determine if we have an ability to exercise significant influence via voting interests, board representation or other business relationships.

We may account for the equity investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification ("ASC") Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

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

Accounting Pronouncement Adopted by the Company

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted Topic 740 effective January 1, 2021. The adoption did not have a material impact on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This ASU improves the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the codification. The ASU also clarifies various topics in the codification so that entities can apply guidance more consistently. The ASU is effective for fiscal years beginning after December 15, 2020. We adopted ASU 2020-10 effective January 1, 2021. The adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards or Updates Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20 for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years with early adoption permitted. We are currently in the process of evaluating the effects of the provisions of ASU 2020-06 on our consolidated financial statements.

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three months ended March 31, 2021 and 2020, respectively.

The following table shows the computation of basic and diluted net income per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands except per share data)	2021	2020
Numerator:
Net income attributable to Innoviva stockholders, basic	$94,123	$65,437
Add: interest expense on 2023 Notes	1,204	1,180
Net income attributable to Innoviva stockholders, diluted	$95,327	$66,617

Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	101,365	101,235
Dilutive effect of 2023 Notes	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	70	85
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	113,624	113,509

Net income per share attributable to Innoviva stockholders
Basic	$0.93	$0.65
Diluted	$0.84	$0.59

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2021	2020
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	$1,159	$1,094

3. Revenue Recognition and Collaborative Arrangements

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Royalties from a related party - RELVAR/BREO	$56,390	$56,149
Royalties from a related party - ANORO	10,500	9,850
Royalties from a related party - TRELEGY	22,084	16,135
Total royalties from a related party	88,974	82,134
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)
Royalty revenue from GSK	$85,518	$78,678

4. Consolidated Entities

We consolidate the financial results of TRC and Pulmoquine Therapeutics, Inc. (“Pulmoquine”), which we have determined to be VIEs. As we have the power to direct the economically significant activities of these entities and the obligation to absorb losses of, or the right to receive benefits from them, we are the primary beneficiary of the entities. We also consolidate the financial results of ISP Fund LP (the “Partnership”), our partnership with Sarissa Capital Management LP (“Sarissa Capital”), as we have determined that the Partnership is a VIE and we are its primary beneficiary.

Theravance Respiratory Company, LLC

The primary source of revenue for TRC is the royalties generated from the net sales of TRELEGY® ELLIPTA® by GSK. As of March 31, 2021, TRC held equity investments in InCarda Therapeutics, Inc. (“InCarda”) and ImaginAb, Inc. (“ImaginAb”). Refer to Note 5, “Financial Instruments and Fair Value Measurements,” for more information.

The summarized financial information for TRC is presented as follows:

Balance sheets

	March 31,	December 31,
(In thousands)	2021	2020
Assets
Cash and cash equivalents	$28,444	$38,081
Receivables from collaborative arrangements	22,084	24,946
Prepaid expenses and other current assets	1	—
Equity and long-term investments	22,869	16,959
Total assets	73,398	79,986

Liabilities and LLC Members' Equity
Current liabilities	640	508
LLC members' equity	72,758	79,478
Total liabilities and LLC members' equity	$73,398	$79,986

Income statements

	Three Months Ended March 31,
(In thousands)	2021	2020
Royalty revenue from a related party	$22,084	$16,135
Operating expenses	3,281	271
Income from operations	18,803	15,864
Other income (expense), net	—	36
Changes in fair values of equity and long-term investments	(483)	—
Net income	$18,320	$15,900

Pulmoquine Therapeutics, Inc.

In April 2020, we purchased 5,808,550 shares of Series A preferred stock of Pulmoquine for $5.0 million in cash and held a majority voting interest. Pulmoquine is a biotechnology company focused on the research and development of an aerosolized formulation of hydroxychloroquine to treat respiratory infections. As of March 31, 2021, Pulmoquine’s total assets, mainly attributable to cash and cash equivalents, were $3.3 million. Pulmoquine does not currently generate revenue. Total operating expense was de minimis for the three months ended March 31, 2021.

ISP Fund LP

In December 2020, Innoviva Strategic Partners LLC, our wholly owned subsidiary (“Strategic Partners”), contributed $300.0 million to ISP Fund LP (the “Partnership”) for investing in “long” positions in the healthcare, pharmaceutical and biotechnology sectors and became a limited partner. The general partner of the Partnership (“General Partner”) is an affiliate of Sarissa Capital.

As of March 31, 2021, we held 100% of the economic interest of the Partnership. As of March 31, 2021, total assets of the Partnership were $304.7 million, of which all were attributable to equity and long-term investments. During the three months ended March 31, 2021, the Partnership incurred $0.4 million investment-related expenses, net of investment-related income and recorded an unrealized gain of $5.8 million from the changes of fair value as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

5. Financial Instruments and Fair Value Measurements

Equity Investment in Armata

During the first quarter of 2020, Innoviva acquired 8,710,800 shares of common stock and an equal number of warrants of Armata Pharmaceuticals, Inc. (“Armata”) for $25.0 million in cash. Armata is a clinical stage biotechnology company focused on precisely targeted bacteriophage therapeutics for antibiotic-resistant infections.

On January 26, 2021, Innoviva Strategic Opportunities LLC (“ISO”), our wholly owned subsidiary, entered into a securities purchase agreement with Armata to acquire 6,153,847 shares of Armata common stock and warrants to purchase 6,153,847 additional shares of Armata common stock for approximately $20.0 million. The investment was closed in two tranches on January 26, 2021 and March 17, 2021. The investment continues to support Armata’s ongoing advancement of its bacteriophage development programs. The additional investment in the first quarter of 2021 increased Innoviva and ISO’s combined ownership to 59.6%. Armata entered into a voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock issued and outstanding as of the record date for voting on the matters related to election or removal of Armata’s board members. Currently, three of the eight members of Armata’s board of directors are also members of the board of directors of Innoviva.

The investment in Armata provides Innoviva and ISO the ability to have significant influence, but not control over Armata’s operations. Based on our evaluation, we determined that Armata is a VIE, but Innoviva and ISO are not the primary beneficiary of the VIE. We continue to elect the fair value option to account for both Armata’s common stock and warrants. The fair value of Armata’s common stock is measured based on its closing market price. The warrants purchased in 2020 and 2021 have an exercise price of $2.87 and $3.25 per share, respectively, are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies.

As of March 31, 2021, the fair values of Armata’s common stock and warrants were estimated at $71.1 million and $54.2 million, respectively. As of December 31, 2020, the fair values of Armata’s common stock and warrants were estimated at $26.0 million and $18.0 million, respectively. The total fair value of both financial instruments in the amount of $125.3 million and $44.0 million was recorded as equity and long-term investments on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. The changes in the fair values in the amount of $61.2 million and $21.9 million for the three months ended March 31, 2021 and 2020, respectively, were recorded as changes in fair value of equity and long-term investments, net on the consolidated statements of income.

Equity Investment in Entasis

During the second quarter of 2020, we purchased 14,000,000 shares of common stock as well as warrants to purchase 14,000,000 additional shares of common stock of Entasis Therapeutics, Inc. (“Entasis”) for approximately $35.0 million in cash. Entasis is a clinical-stage biotechnology company focused on the discovery and development of novel antibacterial products.

During the third quarter of 2020, we purchased 4,672,897 shares of Entasis common stock as well as warrants to purchase 4,672,897 additional shares of its common stock for approximately $12.5 million in cash. Innoviva has a right to designate two members to Entasis’ board. As of March 31, 2021 and the date hereof, no Innoviva designees are serving on Entasis’ six-member board. As of March 31, 2021, we owned approximately 51.0% of Entasis’s common stock.

The investment in Entasis provides Innoviva the ability to have significant influence, but not control over Entasis’ operations. Based on our evaluation, we determined that Entasis is a VIE, but Innoviva is not the primary beneficiary of the VIE. We elected the fair value option to account for both Entasis's common stock and warrants at fair value. The fair value of Entasis's common stock is measured based on its closing market price at each balance sheet date. The warrants have an exercise price of $2.50 per share for those warrants acquired in the second quarter of 2020 and an exercise price of $2.675 per share for the warrants acquired in the third quarter of 2020. The warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants.

As of March 31, 2021, the fair values of Entasis’s common stock and warrants were estimated at $40.0 million and $26.6 million, respectively. As of December 31, 2020, the fair values of Entasis’s common stock and warrants were estimated at $46.1 million and $31.9 million, respectively. The total fair value of both financial instruments in the amount of $66.6 million and $78.0 million was recorded as equity and long-term investments on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. We recorded $11.5 million unrealized loss from the changes of fair value as changes in fair values of equity and long-term investments, net on the consolidated statements of income for the three months ended March 31, 2021.

Equity Investment in InCarda

In October, 2020, TRC purchased 20,469,432 shares of Series C preferred stock and warrants to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. for $15.0 million. $0.8 million was incurred for investment due diligence costs and recorded as part of the equity investment on the consolidated balance sheets. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. As of March 31, 20201 and as of the date hereof, one of InCarda’s eight board members is designated by TRC. As of March 31, 2021, TRC held 13.0% of InCarda‘s outstanding equity.

The investment in InCarda does not provide TRC the ability to control or have significant influence over InCarda's operations. Based on our evaluation, we determined that InCarda is a VIE, but TRC is not the primary beneficiary of the VIE. We account for our investment in the Series C preferred shares in InCarda using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. The warrants are recorded at fair value and subject to remeasurement at each balance sheet date. The warrants are exercisable immediately with an exercise price of $0.7328 per share and expire on October 6, 2021, one year from the issuance date. We use the Black-Scholes-Merton pricing model to estimate the fair value of the warrants with the following input assumptions: the exercise price of the warrants, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of its peer companies.

As of March 31, 2021 and December 31, 2020, the fair value of InCarda’s warrants was estimated at $0.7 million and $1.1 million, respectively, and recorded as equity and long-term investments on the consolidated balance sheets. We recorded $0.5 million unrealized loss from the changes of fair value as changes in fair values of equity and long-term investments, net on the consolidated statements of income for the three months ended March 31, 2021. There was no impairment or other change to the value of InCarda’s Series C preferred stock of $15.8 million as of March 31, 2021.

Equity Investment in ImaginAb

On March 18, 2021, TRC entered into a securities purchase agreement with ImaginAb, Inc. to purchase 4,051,724 shares of ImaginAb Series C preferred stock for $4.7 million. On the same day, TRC also entered into a securities purchase agreement with one of ImaginAb’s common stockholders to purchase 4,097,157 shares of ImaginAb common stock for $1.3 million. ImaginAb is a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. $0.4 million was incurred for investment due diligence costs and execution and recorded as part of the equity investment on the consolidated balance sheets. As of the date hereof, one of ImaginAb’s seven board members is designated by TRC. As of March 31, 2021, TRC held 13.0% of ImaginAb equity ownership.

The investment in ImaginAb does not provide TRC the ability to control or have significant influence over ImaginAb’s operations. Based on our evaluation, we determined that ImaginAb is a VIE, but TRC is not the primary beneficiary of the VIE. Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we have accounted for our investment in ImaginAb’s Series C preferred stock and common stock using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of March 31, 2021, $6.4 million was recorded as equity and long-term investments on the consolidated balance sheets.

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds(1)	$248,932	$—	$—	$248,932
Total	$248,932	$—	$—	$248,932
(1)	Money market funds were included in cash and cash equivalents on the consolidated balance sheets.

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds (1)	$204,808	$—	$—	$204,808
Total	$204,808	$—	$—	$204,808
(1)	Money market funds were included in cash and cash equivalents on the consolidated balance sheets.

There was no credit loss to the money market funds as of March 31, 2021.

Fair Value Measurements

Our available-for-sale securities and equity investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of March 31, 2021 Using:
	Quoted Price	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
Types of Instruments	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$248,932	$—	$—	$248,932
Investments held by ISP Fund LP (1)	304,696	—	—	304,696
Equity investment - Armata Common Stock	71,053	—	—	71,053
Equity investment - Armata Warrants	—	54,166	—	54,166
Equity investment - Entasis Common Stock	39,960	—	—	39,960
Equity investment - Entasis Warrants	—	26,580	—	26,580
Equity investment - InCarda Warrants	—	—	664	664
Total assets measured at estimated fair value	$664,641	$80,746	$664	$746,051
Debt
2023 Notes	$—	$242,336	$—	$242,336
2025 Notes	—	203,513	—	203,513
Total fair value of debt	$—	$445,849	$—	$445,849
(1)	The investments, which consisted of equity investments of $130.5 million and money market funds of $174.2 million, held by ISP Fund LP were subject to a 36-month lock-up period from our initial contribution date, December 11, 2020.

	Estimated Fair Value Measurements as of December 31, 2020 Using:
	Quoted Price	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
Types of Instruments	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$204,808	$—	$—	$204,808
Investments held by ISP Fund LP (1)	299,288	—	—	299,288
Equity investment - Armata Common Stock	25,958	—	—	25,958
Equity investment - Armata Warrants	—	18,049	—	18,049
Equity investment - Entasis Common Stock	46,122	—	—	46,122
Equity investment - Entasis Warrants	—	31,882	—	31,882
Equity investment - InCarda Warrants	—	—	1,147	1,147
Total assets measured at estimated fair value	$576,176	$49,931	$1,147	$627,254
Debt
2023 Notes	$—	$239,779	$—	$239,779
2025 Notes	—	206,135	—	206,135
Total fair value of debt	$—	$445,914	$—	$445,914
(1)	The investments, which consisted of equity investments of $14.5 million and money market funds of $284.8 million, held by ISP Fund LP were subject to a 36-month lock-up period from our initial contribution date, December 11, 2020.

The fair values of our equity investments in Armata and Entasis's common stock and those investments held by ISP Fund LP are based on the quoted prices in active markets and are classified as Level 1 financial instruments. The fair values of the warrants of Armata and Entasis classified within Level 2 are based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

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

6. Stock-Based Compensation

Stock- Based Compensation Expense

Stock-based compensation expense was included in the consolidated statements of income as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
General and administrative	$451	$435

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of our stock options on the date of grant were as follows:

Three Months Ended
March 31, 2021
Risk-free interest rate	1.1%
Expected term (in years)	6.11
Volatility	45.6%
Dividend yield	0.0%
Weighted-average estimated fair value of stock options granted	$5.42

There were no grants of stock options during the three months ended March 31, 2020.

7. Debt

Our debt consists of:

	March 31,	December 31,
(In thousands)	2021	2020
2023 Notes	$240,984	$240,984
2025 Notes	192,500	192,500
Total debt	433,484	433,484
Unamortized debt discount and issuance costs	(45,756)	(47,967)
Net long-term debt	$387,728	$385,517

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

Our outstanding 2025 Notes balances consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(44,697)	(46,766)
Net carrying amount	$147,803	$145,734
Equity component, net	$65,361	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Contractual interest expense	$1,203	$1,203
Amortization of debt issuance costs	159	145
Amortization of debt discount	1,911	1,749
Total interest and amortization expense	$3,273	$3,097

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of March 31, 2021 were as follows:

(In thousands)
Years ending December 31:
2021 to 2022	$—
2023	240,984
2024	—
2025	192,500
Total	$433,484

8. Commitments and Contingencies

Operating Lease

Future minimum operating lease payments on our corporate headquarters as of March 31, 2021 were as follows:

(In thousands)
Years ending December 31:
Remainder of 2021	$92
2022	109
2023	—
Thereafter	—
Total	$201

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. Currently, we believe that no litigation or arbitration, either individually or in the aggregate, to which we are presently a party is likely to have a material adverse effect on our operating results or financial position.

9. Income Taxes

Provisional income tax expense for the three months ended March 31, 2021 and 2020 was $19.7 million and $15.9 million, respectively. The Company’s effective income tax rate for the three months ended March 31, 2021 was 15.2%, compared to 16.8% for the same period in 2020. The income tax expense for the three months ended March 31, 2021 and 2020 was determined based upon estimates of the Company's effective income tax rates in various jurisdictions. Our effective income tax rate for the three months ended March 31, 2021 was lower than the U.S. federal statutory income tax rate of 21% due primarily to non-deductible expenses and noncontrolling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties, and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK; the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; substantial competition from products discovered, developed, launched and commercialized both by GSK and by other pharmaceutical companies; the strategies, plans and objectives of the Company (related to the Company’s growth strategy and corporate development initiatives beyond the Company’s existing portfolio); the timing, manner and amount of capital deployment, including potential capital returns to stockholders; risks related to the Company’s growth strategy; projections of revenue, expenses and other financial items and risks discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021, (“2020 Form 10-K”) and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read our consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part I of our 2020 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q entitled “Risk Factors,” which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of our 2020 Form 10-K and Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including on Form 10-K, Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

Our company structure and organization are tailored to our focused activities of managing our respiratory assets partnered with GSK, optimizing our operations and augmenting capital allocation. Our revenues consist of royalties from our respiratory partnership agreements with GSK.

Recent Highlights

●	GSK Net Sales:
o	First quarter 2021 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $375.9 million, up slightly from $374.3 million in the same quarter of 2020, with $154.6 million in net sales from the U.S. market and $221.3 million from non-U.S. markets.
o	First quarter 2021 net sales of ANORO® ELLIPTA® by GSK were $161.5 million, up 7% from $151.6 million in the same quarter of 2020, with $88.4 million net sales from the U.S. market and $73.1 million from non-U.S. markets.
o	First quarter 2021 net sales of TRELEGY® ELLIPTA® by GSK were $339.8 million, up 37% from $248.2 million in the same quarter of 2020, with $237.5 million in net sales from the U.S. market and $102.3 million in net sales from non-U.S. markets.
●	Capital Allocation:
o	During the first quarter of 2021, the Company’s wholly owned subsidiary, Innoviva Strategic Opportunities LLC, invested $20.0 million to acquire 6.2 million shares of Armata's common stock and warrants to purchase up to an additional 6.2 million shares of the common stock at $3.25 per share. With this additional investment, Innoviva collectively owned approximately 59.6% of Armata's common stock as of March 31, 2021.
●	New Director:
o	On March 9, 2021, the Company appointed Deborah L. Birx, M.D., to its Board of Directors, where she serves as an independent director. Dr. Birx is a world renowned medical expert and leader who most recently served as the response coordinator of the White House Coronavirus Task Force. Dr. Birx’s career highlights also include having served as Ambassador-at-Large, when she assumed the role of the Coordinator of the United States Government Activities to Combat HIV/AIDS and U.S. Special Representative for Global Health Diplomacy. Dr. Birx also served as the U.S. Global AIDS Coordinator where she oversaw the President’s Emergency Plan for AIDS Relief (PEPFAR) at the Centers for Disease Control and Prevention and as the Director of the U.S. Military HIV Research Program (USMHRP) at the Walter Reed Army Institute of Research.

Collaborative Arrangements with GSK

LABA Collaboration

In November 2002, we entered into the LABA collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disorder (“COPD”) and asthma (the “LABA Collaboration Agreement”). For the treatment of COPD, the collaboration has developed three combination products:

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

As part of our capital allocation strategies, we invest from time to time in equity securities of private or public companies. We also enter into strategic partnerships in order to accelerate the execution of our strategy and enhance returns on our capital. If we determine that we have control over these companies or partnerships, we consolidate the financial statements of these companies or partnerships. If we determine that we do not have control over these companies or partnerships under either voting or VIE models, we then determine if we have an ability to exercise significant influence via voting interests, board representation or other business relationships.

We may account for the equity investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification ("ASC") Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

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

There were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Royalties from a related party - RELVAR/BREO	$56,390	$56,149	$241	0%
Royalties from a related party - ANORO	10,500	9,850	650	7%
Royalties from a related party - TRELEGY	22,084	16,135	5,949	37%
Total royalties from a related party	88,974	82,134	6,840	8%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	0%
Royalty revenue from GSK	$85,518	$78,678	$6,840	9%

Total net revenue increased to $85.5 million for the three months ended March 31, 2021, compared to $78.7 million for the same period a year ago primarily due to favorable adjustments and the growth in prescriptions for our respiratory products.

Research & Development

Research and development (“R&D”) expenses attributable to Pulmoquine’s product development efforts were de minimis for the three months ended March 31, 2021. We did not incur any R&D expenses during the three months ended March 31, 2020.

General & Administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
General and administrative	$5,986	$2,563	$3,423	*

*Not Meaningful

General and administrative expenses for the three months ended March 31, 2021 increased compared to the same period in 2020 mainly due to $3.1 million legal and related expenses incurred for the arbitration initiated by Theravance Biopharma against the Company and TRC. These arbitration related legal fees were recognized in TRC’s statement of income.

Other Income, net and Interest Income

Other income, net and interest income, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Other income (expense), net	$(433)	$68	$(501)	*
Interest income	$30	$1,302	$(1,272)	(98)%

*Not Meaningful

Interest income decreased for the three months ended March 31, 2021 compared to the same period a year ago primarily due to lower interest rates impacted by the COVID-19 pandemic.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Interest expense	$4,694	$4,516	$(178)	4%

Interest expense includes the amortization of debt discount and issuance costs for our convertible notes. The increase in interest expense was mainly due to more debt discount and issuance costs being recognized through amortization.

Changes in Fair Values of Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Changes in fair values of equity and long-term investments	$55,045	$21,915	$33,130	*

*Not Meaningful

The changes in fair values of $55.0 million for the quarter ended March 31, 2021 reflect the net unrealized gain in the stock and warrants of our investments in Armata, Entasis, and InCarda, and those equity investments managed by ISP Fund LP. The changes in fair value of $21.9 million for the quarter ended March 31, 2020 reflect the net changes in our initial investment in Armata.

Provision for Income Taxes

The provisional income tax expense for the three months ended March 31, 2021 was $19.7 million with an effective income tax rate of 15.2%, compared to $15.9 million with an effective interest rate of 16.8% in the same period a year ago.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Net income attributable to noncontrolling interest	$15,572	$13,515	$2,057	15%

This represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the three months ended March 31, 2021 and 2020. The increase was primarily due to the increase in the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the three months ended March 31, 2021, we generated gross royalty revenues from GSK of $89.0 million. Net cash and cash equivalents, short term investments and marketable securities totaled $282.9 million, and receivables from GSK totaled $89.0 million as of March 31, 2021.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Net cash provided by operating activities	$84,107	$73,481	$10,626
Net cash provided by (used in) investing activities	(26,394)	16,044	(42,438)
Net cash used in financing activities	(21,310)	(15,640)	(5,670)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $84.1 million, consisting primarily of our net income of $109.7 million, adjusted for net non-cash items such as $19.7 million of deferred income taxes and $3.5 million of depreciation and amortization, partially offset by $54.7 million increase in the fair values of our equity investments, an increase in receivables from collaborative arrangements of $5.0 million and a reduction in accrued interest payable of $2.5 million.

Net cash provided by operating activities for the three months ended March 31, 2020 was $73.5 million, consisting primarily of our net income of $79.0 million, adjusted for net non-cash items of $0.4 million, an increase in receivables from collaborative arrangements of $2.7 million and a reduction in accrued interest payable of $2.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 of $26.4 million was primarily due to our investments in Armata and ImaginAb.

Net cash provided by investing activities for the three months ended March 31, 2020 of $16.0 million was primarily due to $54.0 million received from maturities of marketable securities, partially offset by $12.9 million in purchases of marketable securities and $25.0 million for our investments in Armata.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 of $21.3 million was primarily due to distributions to noncontrolling interest.

Net cash used in financing activities for the three months ended March 31, 2020 of $15.6 million was primarily due to $15.8 million distributions to noncontrolling interest.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2021, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 16, 2020, Innoviva and TRC initiated a lawsuit in the Court of Chancery against Theravance Biopharma, seeking a permanent injunction preventing Theravance Biopharma from interfering with Innoviva's ability to cause TRC to reserve cash to pursue non-Trelegy related investments opportunities and a declaration that the arbitration award conclusively established that Innoviva, as manager of TRC, has such authority. The Court of Chancery directed the parties to obtain the arbitrator's opinion as to whether the arbitration award addressed non-Trelegy related investment opportunities. On July 31, 2020, the arbitrator, while reiterating that Innoviva has broad authority as manager of TRC, found that this award did not specifically address this situation. Accordingly, on August 5, 2020, the parties stipulated to the dismissal of the Court of Chancery action.

On October 6, 2020, Theravance Biopharma initiated a new arbitration against the Company and TRC, challenging Innoviva’s authority as manager of TRC to cause TRC to pursue non-Trelegy related investment opportunities and again alleging that Innoviva is required to cause TRC to distribute substantially all royalty proceeds from GSK. The hearing in respect of the arbitration was conducted from February 16, 2021 through February 19, 2021. Post-arbitration oral argument was heard on March 8, 2021. On March 30, 2021, the arbitrator issued a final decision. The arbitrator ruled that Innoviva did not breach the Operating Agreement or its fiduciary duties by withholding royalties to pursue non-Trelegy-related investment opportunities. Additionally, the arbitrator ruled that the Company is entitled to indemnification from TRC for 100% of its fees and expenses reasonably incurred in connection with the arbitration.

On April 15, 2021, the Company filed a Verified Complaint in the Court of Chancery to confirm the arbitration award. Theravance Biopharma must respond to the Verified Complaint by May 19, 2021.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2020 Form 10-K. There have been no material changes to the risk factors described in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)	Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date

10.1	Indemnification Agreement, dated as of March 9, 2021, by and between Innoviva, Inc. and Deborah L. Birx, M.D.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2021) formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: April 28, 2021	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2021	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)