Form 10-Q
period 2021-06-30
Innoviva, Inc.
filed 2021-07-29
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of registrant’s common stock outstanding on July 19, 2021 was 69,494,582.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$43,265	$246,487
Related party receivables from collaborative arrangements	104,262	93,931
Prepaid expenses and other current assets	734	1,640
Total current assets	148,261	342,058
Property and equipment, net	19	28
Equity and long-term investments	473,677	438,258
Capitalized fees paid to a related party, net	118,341	125,253
Deferred tax assets, net	48,690	93,759
Other assets	162	214
Total assets	$789,150	$999,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30	$66
Accrued personnel-related expenses	389	490
Accrued interest payable	4,152	4,152
Other accrued liabilities	800	1,402
Total current liabilities	5,371	6,110
Long-term debt, net of discount and issuance costs	389,989	385,517
Other long-term liabilities	45	106
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 69,495 and 101,392 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	695	1,014
Treasury stock: at cost, 32,005 and 0 shares at June 30, 2021 and December 31, 2020, respectively	(393,829)	—
Additional paid-in capital	1,261,845	1,260,900
Accumulated deficit	(538,931)	(722,002)
Total Innoviva stockholders’ equity	329,780	539,912
Noncontrolling interest	63,965	67,925
Total stockholders’ equity	393,745	607,837
Total liabilities and stockholders’ equity	$789,150	$999,570
*	Consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended June 30, 2021 and 2020, and $6,912 in the six months ended June 30, 2021 and 2020	$100,806	$68,946	$186,324	$147,624
Revenue from collaborative arrangements with a related party	—	10,000	—	10,000
Total net revenue	100,806	78,946	186,324	157,624

Operating expenses:
Research and development	38	559	87	559
General and administrative	4,228	2,596	10,214	5,159
Total operating expenses	4,266	3,155	10,301	5,718
Income from operations	96,540	75,791	176,023	151,906

Other income (expense), net	(951)	30	(1,384)	98
Interest income	20	158	50	1,460
Interest expense	(4,745)	(4,561)	(9,439)	(9,077)
Changes in fair values of equity and long-term investments, net	45,315	46,698	100,360	68,613
Income before income taxes	136,179	118,116	265,610	213,000
Income tax expense, net	25,333	19,891	45,069	35,823
Net income	110,846	98,225	220,541	177,177
Net income attributable to noncontrolling interest	21,898	21,381	37,470	34,896
Net income attributable to Innoviva stockholders	$88,948	$76,844	$183,071	$142,281

Basic net income per share attributable to Innoviva stockholders	$1.01	$0.76	$1.93	$1.40
Diluted net income per share attributable to Innoviva stockholders	$0.90	$0.69	$1.73	$1.27

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	88,423	101,324	94,858	101,280
Shares used to compute diluted net income per share	100,639	113,545	107,096	113,527

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$110,846	$98,225	$220,541	$177,177
Unrealized loss on marketable securities, net	—	(35)	—	(29)
Comprehensive income	110,846	98,190	220,541	177,148
Comprehensive income attributable to noncontrolling interest	21,898	21,381	37,470	34,896
Comprehensive income attributable to Innoviva stockholders	$88,948	$76,809	$183,071	$142,252

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months ended June 30, 2021
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance as of December 31, 2020	101,392	$1,014	$1,260,900	$—	$(722,002)	—	$—	$67,925	$607,837
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,285)	(21,285)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	—	—	8	8
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	16	—	(25)	—	—	—	—	—	(25)
Stock-based compensation	—	—	451	—	—	—	—	—	451
Net income	—	—	—	—	94,123	—	—	15,572	109,695
Balance as of March 31, 2021	101,408	$1,014	$1,261,326	$—	$(627,879)	—	$—	$62,220	$696,681
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(20,161)	(20,161)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	—	—	8	8
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	92	1	49	—	—	—	—	—	50
Repurchase of common stock	(32,005)	(320)	—	—	—	32,005	(393,829)	—	(394,149)
Stock-based compensation	—	—	470	—	—	—	—	—	470
Net income	—	—	—	—	88,948	—	—	21,898	110,846
Balance as of June 30, 2021	69,495	$695	$1,261,845	$—	$(538,931)	32,005	$(393,829)	$63,965	$393,745

	Six Months ended June 30, 2020
			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	101,288	$1,013	$1,258,859	$27	$(946,404)	$28,621	$342,116
Distributions to noncontrolling interest	—	—	—	—	—	(15,810)	(15,810)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	32	—	170	—	—	—	170
Stock-based compensation	—	—	435	—	—	—	435
Net income	—	—	—	—	65,437	13,515	78,952
Other comprehensive income	—	—	—	6	—	—	6
Balance as of March 31, 2020	101,320	$1,013	$1,259,464	$33	$(880,967)	$26,326	$405,869
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	350	350
Distributions to noncontrolling interest	—	—	—	—	—	(12,152)	(12,152)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	72	2	178	—	—	—	180
Stock-based compensation	—	—	375	—	—	—	375
Net income	—	—	—	—	76,844	21,381	98,225
Other comprehensive income	—	—	—	(35)	—	—	(35)
Balance as of June 30, 2020	101,392	$1,015	$1,260,017	$(2)	$(804,123)	$35,905	$492,812

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$220,541	$177,177
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	45,069	35,823
Depreciation and amortization	6,918	6,921
Stock-based compensation	921	810
Amortization of debt discount and issuance costs	4,472	4,110
Amortization of discount on short-term investments	—	(336)
Amortization of lease guarantee	—	(135)
Changes in fair values of equity and long-term investments, net	(99,046)	(68,613)
Other non-cash items	16	6
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(10,331)	(2,975)
Prepaid expenses and other current assets	906	317
Accounts payable	(36)	185
Accrued personnel-related expenses and other accrued liabilities	(709)	(15)
Net cash provided by operating activities	168,721	153,275
Cash flows from investing activities
Maturities of marketable securities	—	82,000
Purchases of marketable securities	—	(12,943)
Purchases of equity and long-term investments	(46,373)	(60,000)
Distributions of equity and long-term investments	110,000	—
Purchases of property and equipment	—	(13)
Net cash provided by investing activities	63,627	9,044
Cash flows from financing activities
Repurchase of common stock	(394,149)	—
Distributions to noncontrolling interest	(41,446)	(27,962)
Repurchase of shares to satisfy tax withholding	(35)	(72)
Proceeds from issuances of common stock, net	60	422
Net proceeds from the issuance of variable interest entity’s equity	—	344
Net cash used in financing activities	(435,570)	(27,268)
Net increase (decrease) in cash and cash equivalents	(203,222)	135,051
Cash and cash equivalents at beginning of period	246,487	278,096
Cash and cash equivalents at end of period	$43,265	$413,147
Supplemental disclosure of cash flow information
Cash paid for interest	$4,967	$4,967

See accompanying notes to consolidated financial statements

.

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

Variable Interest Entities

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”). We evaluate whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity in our financial statements.

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

We may account for the equity investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

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

Accounting Pronouncement Adopted by the Company

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2019-12 effective January 1, 2021. The adoption did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Standards or Updates Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20 for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years with early adoption permitted. We are currently in the process of evaluating the effects of the provisions of ASU 2020-06 on our consolidated financial statements.

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three and six months ended June 30, 2021 and 2020, respectively.

The following table shows the computation of basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2021	2020	2021	2020
Numerator:
Net income attributable to Innoviva stockholders, basic	$88,948	$76,844	$183,071	$142,281
Add: interest expense on 2023 Notes	1,163	1,184	2,367	2,364
Net income attributable to Innoviva stockholders, diluted	$90,111	$78,028	$185,438	$144,645
Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	88,423	101,324	94,858	101,280
Dilutive effect of 2023 Notes	12,189	12,189	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	27	32	49	58
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	100,639	113,545	107,096	113,527
Net income per share attributable to Innoviva stockholders
Basic	$1.01	$0.76	$1.93	$1.40
Diluted	$0.90	$0.69	$1.73	$1.27

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,093	1,154	1,126	1,124

3. Revenue Recognition and Collaborative Arrangements

We recognize royalty revenue on net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned and reported to us. Royalties, which may include adjustments of estimates of net sales in prior periods, are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to GSK.

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Royalties from a related party - RELVAR/BREO	$65,916	$45,570	$122,306	$101,719
Royalties from a related party - ANORO	11,960	11,199	22,460	21,049
Royalties from a related party - TRELEGY	26,386	15,633	48,470	31,768
Total royalties from a related party	104,262	72,402	193,236	154,536
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(6,912)	(6,912)
Royalty revenue	100,806	68,946	186,324	147,624
Strategic alliance - MABA program	—	10,000	—	10,000
Total net revenue from GSK	$100,806	$78,946	$186,324	$157,624

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

Theravance Respiratory Company, LLC

The primary source of revenue for TRC is the royalties generated from the net sales of TRELEGY® ELLIPTA® by GSK. As of June 30, 2021, TRC held equity investments in InCarda Therapeutics, Inc. (“InCarda”) and ImaginAb, Inc. (“ImaginAb”). Refer to Note 5, “Financial Instruments and Fair Value Measurements,” for more information.

The summarized financial information for TRC is presented as follows:

Balance sheets

	June 30,	December 31,
(In thousands)	2021	2020
Assets
Cash and cash equivalents	$26,128	$38,081
Receivables from collaborative arrangements	26,386	24,946
Prepaid expenses and other current assets	1	—
Equity and long-term investments	22,594	16,959
Total assets	75,109	79,986

Liabilities and LLC Members’ Equity
Current liabilities	274	508
LLC members’ equity	74,835	79,478
Total liabilities and LLC members’ equity	$75,109	$79,986

Income statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Royalty revenue from a related party	$26,386	$15,633	$48,470	$31,768
Strategic alliance - MABA program	—	10,000	—	10,000
Total net revenue	26,386	25,633	48,470	41,768
Operating expenses	336	480	3,617	751
Income from operations	26,050	25,153	44,853	41,017
Other income, net	—	1	—	37
Changes in fair values of equity and long-term investments	(254)	—	(737)	—
Net income	$25,796	$25,154	$44,116	$41,054

Pulmoquine Therapeutics, Inc.

In April 2020, we purchased 5,808,550 shares of Series A preferred stock of Pulmoquine for $5.0 million in cash and held a majority voting interest. Pulmoquine is a biotechnology company focused on the research and development of an aerosolized formulation of hydroxychloroquine to treat respiratory infections. As of June 30, 2021 and December 31, 2020, Pulmoquine’s total assets, mainly attributable to cash and cash equivalents, were $3.2 million and $3.5 million, respectively. Pulmoquine does not currently generate revenue. Total operating expense was de minimis and $0.2 million for the three months and six months ended June 30, 2021, respectively. Total operating expense was $0.6 million for the three and six months ended June 30, 2020.

ISP Fund LP

In December 2020, Innoviva Strategic Partners LLC, our wholly owned subsidiary (“Strategic Partners”), contributed $300.0 million to ISP Fund LP (the “Partnership”) for investing in “long” positions in the healthcare, pharmaceutical and biotechnology sectors and became a limited partner. The general partner of the Partnership (“General Partner”) is an affiliate of Sarissa Capital.

In May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to Innoviva for a strategic repurchase of shares held by GSK. Pursuant to the letter agreement entered into between Strategic Partners, the Partnership and Sarissa Capital Fund GP LP on May 20, 2021, Strategic Partners is obligated to make additional capital contributions to the Partnership in an aggregate amount equal to the amount of the distribution ($110.0 million) prior to March 31, 2022. The capital contributions will then be subject to a 36-month lock up period from the contribution date.

As of June 30, 2021, we continued to hold 100% of the economic interest of the Partnership. As of June 30, 2021 and December 31, 2020, total assets of the Partnership were $219.0 million and $299.3 million, respectively, of which all were attributable to equity and long-term investments. During the three and six months ended June 30, 2021, the Partnership incurred $0.9 million and $1.3 million, respectively, of investment-related expenses, net of investment-related income. During the three and six months ended June 30, 2021, the Partnership recorded net unrealized and realized gains of $25.2 million and $31.0 million, respectively, as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

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

On January 26, 2021, Innoviva Strategic Opportunities LLC (“ISO”), our wholly owned subsidiary, entered into a securities purchase agreement with Armata to acquire 6,153,847 shares of Armata common stock and warrants to purchase 6,153,847 additional shares of Armata common stock for approximately $20.0 million. The investment was closed in two tranches on January 26, 2021 and March 17, 2021. The investments support Armata’s ongoing advancement of its bacteriophage development programs. The additional investment in the first quarter of 2021 increased Innoviva and ISO’s combined ownership to 59.6% as of March 31, 2021. Armata entered into a voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than

49.5% of the total number of shares of Armata’s common stock issued and outstanding as of the record date for voting on the matters related to election or removal of Armata’s board members. Currently, three of the seven members of Armata’s board of directors are also members of the board of directors of Innoviva. As of June 30, 2021 and December 31, 2020, we owned approximately 59.5% and 46.6%, respectively, of Armata’s common stock.

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

As of June 30, 2021, the fair values of Armata’s common stock and warrants were estimated at $59.0 million and $41.9 million, respectively. As of December 31, 2020, the fair values of Armata’s common stock and warrants were estimated at $26.0 million and $18.0 million, respectively. The total fair value of both financial instruments in the amount of $100.9 million and $44.0 million was recorded as equity and long-term investments on the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, we recorded $24.3 million unrealized loss and $36.9 million unrealized gains, respectively, as changes in fair values of equity and long-term investments, net on the consolidated statements of income. We recorded $13.4 million and $35.3 million of unrealized gains for the three and six months ended June 30, 2020, respectively.

Equity Investment in Entasis

During the second quarter of 2020, we purchased 14,000,000 shares of common stock as well as warrants to purchase 14,000,000 additional shares of common stock of Entasis Therapeutics, Inc. (“Entasis”) for approximately $35.0 million in cash. Entasis is a clinical-stage biotechnology company focused on the discovery and development of novel antibacterial products.

During the third quarter of 2020, we purchased 4,672,897 shares of Entasis common stock as well as warrants to purchase 4,672,897 additional shares of its common stock for approximately $12.5 million in cash. Innoviva has a right to designate two members to Entasis’ board. As of June 30, 2021 and the date hereof, no Innoviva designees are serving on Entasis’ six-member board.

On May 3, 2021, ISO entered into a securities purchase agreement with Entasis to acquire 10,000,000 shares of Entasis common stock and warrants to purchase 10,000,000 additional shares of Entasis common stock for approximately $20.0 million. The investment was closed in two tranches on May 3, 2021 and June 11, 2021. This investment supports the continued development of Entasis’ novel pipeline of pathogen-targeted antibacterial product candidates. The additional investment increased Innoviva and ISO’s combined ownership, such that as of June 30,2021, we owned approximately 60.6% of Entasis’ common stock. As of December 31, 2020, we owned approximately 51.0% of Entasis’ common stock.

The investment in Entasis provides Innoviva the ability to have significant influence, but not control over Entasis’ operations. Based on our evaluation, we determined that Entasis is a VIE, but Innoviva is not the primary beneficiary of the VIE. We elected the fair value option to account for both Entasis’s common stock and warrants at fair value. The fair value of Entasis’ common stock is measured based on its closing market price at each balance sheet date. The warrants have an exercise price of $2.50 per share and $2.675 per share for those warrants acquired in the second and third quarter of 2020, respectively. The warrants acquired in the second quarter of 2021 have an exercise price of $2.00 per share. All of the warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants.

As of June 30, 2021, the fair values of Entasis’s common stock and warrants were estimated at $76.6 million and $54.7 million, respectively. As of December 31, 2020, the fair values of Entasis’s common stock and warrants were estimated at $46.1 million and $31.9 million, respectively. The total fair value of both financial instruments in the amount of $131.3 million and $78.0 million was recorded as equity and long-term investments on the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. We recorded $44.7 million and $33.2 million unrealized gains as changes in fair values of equity and long-term investments, net on the consolidated statements of income, for the three and six months ended June 30, 2021, respectively. We recorded $33.3 million of unrealized gains for the three and six months ended June 30, 2020.

Equity Investment in InCarda

In October, 2020, TRC purchased 20,469,432 shares of Series C preferred stock and warrants to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) for $15.0 million. $0.8 million was incurred for investment due diligence costs and recorded as part of the equity investment on the consolidated balance sheets. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. As of June 30, 2021 and as of the date hereof, one of InCarda’s eight board members is designated by TRC. As of June 30, 2021 and December 31, 2020, TRC held 13.0% and 13.4%, respectively, of InCarda’s outstanding equity.

The investment in InCarda does not provide TRC the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but TRC is not the primary beneficiary of the VIE. We account for our investment in the Series C preferred shares in InCarda using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of June 30, 2021 and December 31, 2020, we recorded $15.8 million from our investment in InCarda’s Series C preferred stock as equity and long-term investments on the consolidated balance sheets. There was no impairment or other change to the value of InCarda’s Series C preferred stock as of June 30, 2021 and December 31, 2020.

The warrants are recorded at fair value and subject to remeasurement at each balance sheet date. The warrants are exercisable immediately with an exercise price of $0.7328 per share and expire on October 6, 2021, one year from the issuance date. We use the Black-Scholes-Merton pricing model to estimate the fair value of the warrants with the following input assumptions: the exercise price of the warrants, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of its peer companies. As of June 30, 2021 and December 31, 2020, the fair value of InCarda’s warrants was estimated at $0.4 million and $1.1 million, respectively, and recorded as equity and long-term investments on the consolidated balance sheets. During the three and six months ended June 30, 2021, we recorded $0.3 million and $0.7 million, respectively, of unrealized loss from fair value changes in our investment in InCarda’s warrants as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

Equity Investment in ImaginAb

On March 18, 2021, TRC entered into a securities purchase agreement with ImaginAb, Inc. to purchase 4,051,724 shares of ImaginAb Series C preferred stock for $4.7 million. On the same day, TRC also entered into a securities purchase agreement with one of ImaginAb’s common stockholders to purchase 4,097,157 shares of ImaginAb common stock for $1.3 million. ImaginAb is a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. $0.4 million was incurred for investment due diligence costs and execution and recorded as part of the equity investment on the consolidated balance sheets. As of the date hereof, one of ImaginAb’s five board members is designated by TRC. As of June 30, 2021, TRC held 12.5% of ImaginAb equity ownership.

The investment in ImaginAb does not provide TRC the ability to control or have significant influence over ImaginAb’s operations. Based on our evaluation, we determined that ImaginAb is a VIE, but TRC is not the primary beneficiary of the VIE. Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we have accounted for our investment in ImaginAb’s Series C preferred stock and common stock using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of June 30, 2021, $6.4 million was recorded as equity and long-term investments on the consolidated balance sheets. There was no change to the value of our investment in ImaginAB’s equity securities as of June 30, 2021.

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2021
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds(1)	$2,843	$—	$—	$2,843
Total	$2,843	$—	$—	$2,843
(1)	Money market funds were included in cash and cash equivalents on the consolidated balance sheets.

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Estimated
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
Money market funds (1)	$204,808	$—	$—	$204,808
Total	$204,808	$—	$—	$204,808
(1)	Money market funds were included in cash and cash equivalents on the consolidated balance sheets.

There was no credit loss to our available-for-sale securities as of June 30, 2021 and December 31, 2020.

Fair Value Measurements

Our available-for-sale securities and equity investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of June 30, 2021 Using:
	Quoted Price in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
Types of Instruments	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$2,843	$—	$—	$2,843
Investments held by ISP Fund LP (1)	218,978	—	—	218,978
Equity investment - Armata Common Stock	59,013	—	—	59,013
Equity investment - Armata Warrants	—	41,874	—	41,874
Equity investment - Entasis Common Stock	76,557	—	—	76,557
Equity investment - Entasis Warrants	—	54,660	—	54,660
Equity investment - InCarda Warrants	—	—	410	410
Total assets measured at estimated fair value	$357,391	$96,534	$410	$454,335
Debt
2023 Notes	$—	$246,298	$—	$246,298
2025 Notes	—	210,185	—	210,185
Total fair value of debt	$—	$456,483	$—	$456,483
(1)	The investments held by ISP Fund LP consisted of equity investments and money market funds are subject to a 36-month lock-up period from our initial contribution date, December 11, 2020.

	Estimated Fair Value Measurements as of December 31, 2020 Using:
	Quoted Price
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$204,808	$—	$—	$204,808
Investments held by ISP Fund LP (1)	299,288	—	—	299,288
Equity investment - Armata Common Stock	25,958	—	—	25,958
Equity investment - Armata Warrants	—	18,049	—	18,049
Equity investment - Entasis Common Stock	46,122	—	—	46,122
Equity investment - Entasis Warrants	—	31,882	—	31,882
Equity investment - InCarda Warrants	—	—	1,147	1,147
Total assets measured at estimated fair value	$576,176	$49,931	$1,147	$627,254
Debt
2023 Notes	$—	$239,779	$—	$239,779
2025 Notes	—	206,135	—	206,135
Total fair value of debt	$—	$445,914	$—	$445,914
(1)	The investments held by ISP Fund LP consisted of equity investments and money market funds are subject to a 36-month lock-up period from our initial contribution date, December 11, 2020.

The fair values of our equity investments in Armata and Entasis’s common stock and those investments held by ISP Fund LP are based on the quoted prices in active markets and are classified as Level 1 financial instruments. The fair values of the warrants of Armata and Entasis classified within Level 2 are based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

InCarda’s warrants are classified as Level 3 financial instruments as InCarda’s securities are not publicly traded and the assumptions used in the valuation model for valuing the warrants are based on significant unobservable and observable inputs including those of publicly traded peer companies.

The fair values of our 2023 Notes and our 2025 Notes are based on recent trading prices of the respective instruments.

6. Stock-Based Compensation

Stock- Based Compensation Expense

Stock-based compensation expense was included in the consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
General and administrative	$470	$375	$921	$810

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of our stock options on the date of grant were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Risk-free interest rate	1.07%	1.07% - 1.13%
Expected term (in years)	6	6
Volatility	45%	45%
Dividend yield	—%	—%
Weighted-average estimated fair value of stock options granted	$5.80	$5.61

There were no grants of stock options during the three and six months ended June 30, 2020.

7. Debt

Our debt consists of:

	June 30,	December 31,
(In thousands)	2021	2020
2023 Notes	$240,984	$240,984
2025 Notes	192,500	192,500
Total debt	433,484	433,484
Unamortized debt discount and issuance costs	(43,495)	(47,967)
Net long-term debt	$389,989	$385,517

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

Our outstanding 2025 Notes balances consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(42,583)	(46,766)
Net carrying amount	$149,917	$145,734
Equity component, net	$65,361	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Contractual interest expense	$1,203	$1,203	$2,406	$2,406
Amortization of debt issuance costs	162	149	321	294
Amortization of debt discount	1,951	1,786	3,862	3,535
Total interest and amortization expense	$3,316	$3,138	$6,589	$6,235

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of June 30, 2021 were as follows:

(In thousands)
Years ending December 31:
Remainder of 2021	$—
2022	—
2023	240,984
2024	—
2025	192,500
Total	$433,484

8. Commitments and Contingencies

Operating Lease

Future minimum operating lease payments on our corporate headquarters as of June 30, 2021 were as follows:

(In thousands)
Years ending December 31:
Remainder of 2021	$62
2022	109
Thereafter	—
Total	$171

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. Currently, we believe that no litigation or arbitration, either individually or in the aggregate, to which we are presently a party is likely to have a material adverse effect on our operating results or financial position.

9. Shareholders’ Equity

On May 20, 2021, the Company entered into a share repurchase agreement with GSK to buy back 32,005,260 shares of its common stock at $12.25 per share from GSK, representing all of the shares of common stock or other capital interests of Innoviva owned by GSK or its affiliates. The total consideration including related transaction fees was $394.1 million. The share repurchase closed on May 25, 2021, and the shares were transferred to the Company. These shares are recorded as treasury stock on the consolidated balance sheets.

10. Income Taxes

Provisional income tax expense for the three and six months ended June 30, 2021 was $25.3 million and $45.1 million, respectively, compared to $19.9 million and $35.8 million for the same periods in 2020 respectively. The Company’s effective income tax rate for the six months ended June 30, 2021 was 18.6%, compared to 17.0% for the same period in 2020. The income tax expense for the six months ended June 30, 2021 and 2020 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective income tax rate for the six months ended June 30, 2021 was lower than the U.S. federal statutory income tax rate of 21% due primarily to non-deductible expenses and noncontrolling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties, and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK; the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; substantial competition from products discovered, developed, launched and commercialized both by GSK and by other pharmaceutical companies; the strategies, plans and objectives of the Company (related to the Company’s growth strategy and corporate development initiatives beyond the Company’s existing portfolio); the timing, manner and amount of capital deployment, including potential capital returns to stockholders; risks related to the Company’s growth strategy; projections of revenue, expenses and other financial items and risks discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021, (“2020 Form 10-K”), and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

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

Recent Highlights

●	GSK Net Sales:
●	Second quarter 2021 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $439.5 million, up 45% from $303.8 million in the same quarter of 2020, with $212.3 million in net sales from the U.S. market and $227.2 million from non-U.S. markets.
●	Second quarter 2021 net sales of ANORO® ELLIPTA® by GSK were $184.0 million, up 7% from $172.3 million in the same quarter of 2020, with $106.0 million net sales from the U.S. market and $78.0 million from non-U.S. markets.
●	Second quarter 2021 net sales of TRELEGY® ELLIPTA® by GSK were $405.9 million, up 69% from $240.5 million in the same quarter of 2020, with $285.5 million in net sales from the U.S. market and $120.4 million in net sales from non-U.S. markets.
●	Capital Allocation:
●	In May 2021, the Company repurchased 32,005,260 shares of its common stock from GSK at $12.25 per share for a total amount (including related transaction fees) of $394.1 million. The repurchased shares represented all of GSK’s equity stake in the Company, which was approximately 32% of the Company.
●	During the second quarter of 2021, the Company’s wholly owned subsidiary, Innoviva Strategic Opportunities LLC, invested $20.0 million to acquire 10 million shares of Entasis’ common stock and warrants to purchase up to an additional 10 million shares of common stock at $2.00 per share. With this additional investment, Innoviva collectively owned approximately 60.6% of Entasis’ common stock as of June 30, 2021 in addition to the warrants.

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

We may account for the equity investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

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

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Royalties from a related party - RELVAR/BREO	$65,916	$45,570	$20,346	45%	$122,306	$101,719	$20,587	20%
Royalties from a related party - ANORO	11,960	11,199	761	7%	22,460	21,049	1,411	7%
Royalties from a related party - TRELEGY	26,386	15,633	10,753	69%	48,470	31,768	16,702	53%
Total royalties from a related party	104,262	72,402	31,860	44%	193,236	154,536	38,700	25%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	0%	(6,912)	(6,912)	—	0%
Royalty revenue	100,806	68,946	31,860	46%	186,324	147,624	38,700	26%
Strategic alliance -MABA program	—	10,000	(10,000)	*	—	10,000	(10,000)	*
Total net revenue from GSK	$100,806	$78,946	$21,860	28%	$186,324	$157,624	$28,700	18%

*Not Meaningful

Total net revenue increased to $100.8 million and $186.3 million for the three and six months ended June 30, 2021, compared to $78.9 million and $157.6 million, respectively, for the same periods a year ago, primarily due to favorable adjustments and the growth in prescriptions for our respiratory products.

Research & Development

Research and development (“R&D”) expenses attributable to Pulmoquine’s product development efforts were de minimis for the three and six months ended June 30, 2021. Research and development expenses of $0.6 million for the three and six months ended June 30, 2020 were attributable to Pulmoquine’s product development efforts.

General & Administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
General and administrative	$4,228	$2,596	$1,632	63%	$10,214	$5,159	$5,055	98%

General and administrative expenses for the three and six months ended June 30, 2021 increased compared to the same periods in 2020 mainly due to business development related advisory service fees and legal expenses incurred for the arbitration initiated by Theravance Biopharma against the Company and TRC. The arbitration related legal fees were recognized in TRC’s statement of income.

Other Income, net and Interest Income

Other income, net and interest income, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Other income (expense), net	$(951)	$30	$(981)	*	$(1,384)	$98	$(1,482)	*
Interest income	$20	$158	$(138)	(87)%	$50	$1,460	$(1,410)	(97)%

*Not Meaningful

The increase in other expense, net, for the three and six months ended June 30, 2021 compared to the same periods a year ago was primarily due to the expenses incurred by ISP Fund LP. Interest income decreased for the three and six months ended June 30, 2021 compared to the same periods a year ago mainly due to lower interest rates impacted by the COVID-19 pandemic.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Interest expense	$4,745	$4,561	$184	4%	$9,439	$9,077	$362	4%

Interest expense includes the amortization of debt discount and issuance costs for our convertible notes. The increase in interest expense was mainly due to more debt discount and issuance costs being recognized through amortization.

Changes in Fair Values of Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Changes in fair values of equity and long-term investments	$45,315	$46,698	$(1,383)	(3)%	$100,360	$68,613	$31,747	46%

The changes in fair values of equity and long-term investments reflect the net changes in the fair values of our equity investments in Armata, Entasis, and InCarda, and those equity investments managed by ISP Fund LP.

Provision for Income Taxes

The provisional income tax expense for the three and six months ended June 30, 2021 was $25.3 million and $45.1 million with an effective income tax rate of 18.6%, respectively, compared to $19.9 million and $35.8 million, respectively, with an effective interest rate of 17.0% in the same period a year ago.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Net income attributable to noncontrolling interest	$21,898	$21,381	$517	2%	$37,470	$34,896	$2,574	7%

This represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the three and six months ended June 30, 2021 and 2020. The increase was primarily due to the increase in the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the six months ended June 30, 2021, we generated gross royalty revenues from GSK of $193.2 million. Net cash and cash equivalents totaled $43.3 million and receivables from GSK totaled $104.3 million as of June 30, 2021.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020	Change
Net cash provided by operating activities	$168,721	$153,275	$15,446
Net cash provided by investing activities	63,627	9,044	54,583
Net cash used in financing activities	(435,570)	(27,268)	(408,302)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $168.7 million, consisting primarily of our net income of $220.5 million, adjusted for net non-cash items such as $45.1 million of deferred income taxes, $6.9 million of depreciation and amortization, and $4.5 million of amortization of debt discount and issuance costs, partially offset by an increase of $99.0 million in the fair value of our equity and long-term investments, net and an increase in receivables from collaborative arrangements of $10.3 million.

Net cash provided by operating activities for the six months ended June 30, 2020 was $153.3 million, consisting primarily of our net income of $177.2 million, adjusted for net non-cash items such as $35.8 million of deferred income taxes, $7.0 million of depreciation and amortization, partially offset by an increase of $68.6 million in the fair value of our equity investments.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2021 of $63.6 million was primarily due to $110.0 million in distribution of equity and long-term investments from the ISP Fund LP, partially offset by $46.4 million investments in Armata, ImaginAb and Entasis.

Net cash provided by investing activities for the six months ended June 30, 2020 of $9.0 million was primarily due to $82.0 million received from maturities of marketable securities, partially offset by $12.9 million in purchases of marketable securities and $60.0 million for our investments in Armata and Entasis.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 of $435.6 million was primarily due to $394.1 million used for our common stock repurchase from GSK and $41.4 million distributions to noncontrolling interest.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2021, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 16, 2020, Innoviva and TRC initiated a lawsuit in the Court of Chancery against Theravance Biopharma, seeking a permanent injunction preventing Theravance Biopharma from interfering with Innoviva’s ability to cause TRC to reserve cash to pursue non-Trelegy related investments opportunities and a declaration that the arbitration award conclusively established that Innoviva, as manager of TRC, has such authority. The Court of Chancery directed the parties to obtain the arbitrator’s opinion as to whether the arbitration award addressed non-Trelegy related investment opportunities. On July 31, 2020, the arbitrator, while reiterating that Innoviva has broad authority as manager of TRC, found that this award did not specifically address this situation. Accordingly, on August 5, 2020, the parties stipulated to the dismissal of the Court of Chancery action.

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

On April 15, 2021, the Company filed a Verified Complaint in the Court of Chancery to confirm the arbitration award. On May 19, 2021, Theravance Biopharma submitted an answer to the Verified Complaint and filed a Motion to Modify the Arbitral Award, alleging that it contained a mathematical error. The parties filed a proposed stipulation to remand the motion to Chancellor Chandler for his consideration, which the Court of Chancery granted. On June 25, 2021, Innoviva submitted a brief to Chancellor Chandler in opposition to the motion. On July 15, 2021, Theravance Biopharma submitted a reply brief. Chancellor Chandler’s decision on the motion is pending.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2020 Form 10-K. There have been no material changes to the risk factors described in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)	Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date

10.1	Share Repurchase Agreement, dated as of May 20, 2021, by and between Innoviva, Inc. and Glaxo Group Limited	8-K	10.1	May 20, 2021

10.2	Letter Agreement, dated as of May 20, 2021, by and among Innoviva Strategic Partners LLC, ISP Fund LP and Sarissa Capital Fund GP LP	8-K	10.2	May 20, 2021

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2021) formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: July 29, 2021	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2021	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)