Form 10-Q
period 2021-09-30
Innoviva, Inc.
filed 2021-10-27
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of registrant’s common stock outstanding on October 18, 2021 was 69,492,201.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$135,115	$246,487
Related party receivables from collaborative arrangements	101,271	93,931
Prepaid expenses and other current assets	542	1,640
Total current assets	236,928	342,058
Property and equipment, net	15	28
Equity and long-term investments	507,116	438,258
Capitalized fees paid to a related party, net	114,885	125,253
Deferred tax assets, net	28,159	93,759
Other assets	136	214
Total assets	$887,239	$999,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89	$66
Accrued personnel-related expenses	488	490
Accrued interest payable	1,668	4,152
Other accrued liabilities	880	1,402
Total current liabilities	3,125	6,110
Long-term debt, net of discount and issuance costs	392,295	385,517
Other long-term liabilities	14	106
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 69,492 and 101,392 issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	695	1,014
Treasury stock: at cost, 32,005 and no shares at September 30, 2021 and December 31, 2020, respectively	(393,829)	—
Additional paid-in capital	1,262,438	1,260,900
Accumulated deficit	(466,493)	(722,002)
Total Innoviva stockholders’ equity	402,811	539,912
Noncontrolling interest	88,994	67,925
Total stockholders’ equity	491,805	607,837
Total liabilities and stockholders’ equity	$887,239	$999,570

*
Consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended September 30, 2021 and 2020, and $10,368 in the nine months ended September 30, 2021 and 2020	$97,862	$88,694	$284,186	$236,318
Revenue from collaborative arrangements with a related party	—	—	—	10,000
Total net revenue	97,862	88,694	284,186	246,318

Operating expenses:
Research and development	449	1,010	536	1,569
General and administrative	2,860	3,254	13,074	8,413
Total operating expenses	3,309	4,264	13,610	9,982
Income from operations	94,553	84,430	270,576	236,336

Other income (expense), net	(652)	(13)	(2,036)	85
Interest income	453	41	503	1,501
Interest expense	(4,790)	(4,603)	(14,229)	(13,680)
Changes in fair values of equity and long-term investments, net	33,613	(29,368)	133,973	39,245
Income before income taxes	123,177	50,487	388,787	263,487
Income tax expense, net	20,531	8,866	65,600	44,689
Net income	102,646	41,621	323,187	218,798
Net income attributable to noncontrolling interest	30,208	13,403	67,678	48,299
Net income attributable to Innoviva stockholders	$72,438	$28,218	$255,509	$170,499

Basic net income per share attributable to Innoviva stockholders	$1.04	$0.28	$2.96	$1.68
Diluted net income per share attributable to Innoviva stockholders	$0.90	$0.26	$2.63	$1.53

Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	69,458	101,358	86,298	101,306
Shares used to compute diluted net income per share	81,699	113,572	98,536	113,543

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$102,646	$41,621	$323,187	$218,798
Unrealized loss on marketable securities, net	—	2	—	(27)
Comprehensive income	102,646	41,623	323,187	218,771
Comprehensive income attributable to noncontrolling interest	30,208	13,403	67,678	48,299
Comprehensive income attributable to Innoviva stockholders	$72,438	$28,220	$255,509	$170,472

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2021
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance as of December 31, 2020	101,392	$1,014	$1,260,900	$—	$(722,002)	—	$—	$67,925	$607,837
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,285)	(21,285)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	—	—	8	8
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	16	—	(25)	—	—	—	—	—	(25)
Stock-based compensation	—	—	451	—	—	—	—	—	451
Net income	—	—	—	—	94,123	—	—	15,572	109,695
Balance as of March 31, 2021	101,408	$1,014	$1,261,326	$—	$(627,879)	—	$—	$62,220	$696,681
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(20,161)	(20,161)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	—	—	8	8
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	92	1	49	—	—	—	—	—	50
Repurchase of common stock	(32,005)	(320)	—	—	—	32,005	(393,829)	—	(394,149)
Stock-based compensation	—	—	470	—	—	—	—	—	470
Net income	—	—	—	—	88,948	—	—	21,898	110,846
Balance as of June 30, 2021	69,495	$695	$1,261,845	$—	$(538,931)	32,005	$(393,829)	$63,965	$393,745
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,912)	(4,912)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	—	—	(267)	(267)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	(3)	—	51	—	—	—	—	—	51
Stock-based compensation	—	—	542	—	—	—	—	—	542
Net income	—	—	—	—	72,438	—	—	30,208	102,646
Balance as of September 30, 2021	69,492	$695	$1,262,438	$—	$(466,493)	32,005	$(393,829)	$88,994	$491,805

	Nine Months Ended September 30, 2020
			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2019	101,288	$1,013	$1,258,859	$27	$(946,404)	$28,621	$342,116
Distributions to noncontrolling interest	—	—	—	—	—	(15,810)	(15,810)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	32	—	170	—	—	—	170
Stock-based compensation	—	—	435	—	—	—	435
Net income	—	—	—	—	65,437	13,515	78,952
Other comprehensive income	—	—	—	6	—	—	6
Balance as of March 31, 2020	101,320	$1,013	$1,259,464	$33	$(880,967)	$26,326	$405,869
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	350	350
Distributions to noncontrolling interest	—	—	—	—	—	(12,152)	(12,152)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	72	2	178	—	—	—	180
Stock-based compensation	—	—	375	—	—	—	375
Net income	—	—	—	—	76,844	21,381	98,225
Other comprehensive income	—	—	—	(35)	—	—	(35)
Balance as of June 30, 2020	101,392	$1,015	$1,260,017	$(2)	$(804,123)	$35,905	$492,812
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	8	8
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	(1)	(1)	(11)	—	—	—	(12)
Stock-based compensation	—	—	441	—	—	—	441
Net income	—	—	—	—	28,218	13,403	41,621
Other comprehensive income	—	—	—	2	—	—	2
Balance as of September 30, 2020	101,391	$1,014	$1,260,447	$—	$(775,905)	$49,316	$534,872

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$323,187	$218,798
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	65,600	44,689
Depreciation and amortization	10,376	10,382
Stock-based compensation	1,463	1,251
Amortization of debt discount and issuance costs	6,778	6,230
Amortization of discount on short-term investments	—	(343)
Amortization of lease guarantee	—	135
Changes in fair values of equity and long-term investments, net	(132,485)	(39,245)
Other non-cash items	(251)	14
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(7,340)	(12,723)
Prepaid expenses and other current assets	1,098	264
Accounts payable	23	613
Accrued personnel-related expenses and other accrued liabilities	(533)	252
Accrued interest payable	(2,484)	(2,484)
Net cash provided by operating activities	265,432	227,833
Cash flows from investing activities
Maturities of marketable securities	—	86,000
Purchases of marketable securities	—	(12,943)
Purchases of equity and long-term investments	(46,373)	(72,500)
Distributions of equity and long-term investments	110,000	—
Purchases of property and equipment	—	(13)
Net cash provided by investing activities	63,627	544
Cash flows from financing activities
Repurchase of common stock	(394,149)	—
Distributions to noncontrolling interest	(46,358)	(27,962)
Repurchase of shares to satisfy tax withholding	(47)	(83)
Proceeds from issuances of common stock, net	123	421
Net proceeds from the issuance of variable interest entity’s equity	—	344
Net cash used in financing activities	(440,431)	(27,280)
Net increase (decrease) in cash and cash equivalents	(111,372)	201,097
Cash and cash equivalents at beginning of period	246,487	278,096
Cash and cash equivalents at end of period	$135,115	$479,193
Supplemental disclosure of cash flow information
Cash paid for interest	$9,933	$9,933

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

Revenue Recognition

Revenue is recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Revenue is recognized through a five-step process: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price for the contract; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as a performance obligation is satisfied.

We recognize the royalty revenue on net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned. The net sales reports provided by our partner are based on its methodology and assumptions to estimate rebates and returns, which it monitors and adjusts regularly in light of contractual and legal obligations, historical trends, past experience and projected market conditions. Our partner may make significant adjustments to its sales based on actual results recorded, which could cause our royalty revenue to fluctuate. We have the ability to conduct periodic royalty audits to evaluate the information provided by our partner. Royalties are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to GSK.

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three and nine months ended September 30, 2021 and 2020, respectively.

The following table shows the computation of basic and diluted net income per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2021	2020	2021	2020
Numerator:
Net income attributable to Innoviva stockholders, basic	$72,438	$28,218	$255,509	$170,499
Add: interest expense on 2023 Notes	1,186	1,171	3,553	3,535
Net income attributable to Innoviva stockholders, diluted	$73,624	$29,389	$259,062	$174,034
Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	69,458	101,358	86,298	101,306
Dilutive effect of 2023 Notes	12,189	12,189	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	52	25	49	48
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	81,699	113,572	98,536	113,543
Net income per share attributable to Innoviva stockholders
Basic	$1.04	$0.28	$2.96	$1.68
Diluted	$0.90	$0.26	$2.63	$1.53

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	891	1,268	1,048	1,172

3. Revenue Recognition and Collaborative Arrangements

We recognize royalty revenue on net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned. Royalties, which may include adjustments of estimates of net sales in prior periods, are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to GSK.

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Royalties from a related party - RELVAR/BREO	$54,092	$63,893	$176,398	$165,612
Royalties from a related party - ANORO	11,641	11,882	34,101	32,931
Royalties from a related party - TRELEGY	35,585	16,375	84,055	48,143
Total royalties from a related party	101,318	92,150	294,554	246,686
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(10,368)	(10,368)
Royalty revenue	97,862	88,694	284,186	236,318
Strategic alliance - MABA program	—	—	—	10,000
Total net revenue from GSK	$97,862	$88,694	$284,186	$246,318

4. Consolidated Entities

We consolidate the financial results of TRC and Pulmoquine Therapeutics, Inc. (“Pulmoquine”), which we have determined to be VIEs. As we have the power to direct the economically significant activities of these entities and the obligation to absorb losses of, or the right to receive benefits from them, we are the primary beneficiary of the entities. We also consolidate the financial results of ISP Fund LP (the “Partnership”), which is our partnership with Sarissa Capital Management LP (“Sarissa Capital”), as we have determined that the Partnership is a VIE and we are its primary beneficiary.

Theravance Respiratory Company, LLC

The primary source of revenue for TRC is the royalties generated from the net sales of TRELEGY® ELLIPTA® by GSK. As of September 30, 2021, TRC held equity investments in InCarda Therapeutics, Inc. (“InCarda”) and ImaginAb, Inc. (“ImaginAb”). Refer to Note 5, “Financial Instruments and Fair Value Measurements,” for more information.

The summarized financial information for TRC is presented as follows:

Balance sheets

	September 30,	December 31,
(In thousands)	2021	2020
Assets
Cash and cash equivalents	$46,505	$38,081
Receivables from collaborative arrangements	35,535	24,946
Prepaid expenses and other current assets	1	—
Equity and long-term investments	22,743	16,959
Total assets	$104,784	$79,986

Liabilities and LLC Members’ Equity
Current liabilities	$189	$508
LLC members’ equity	104,595	79,478
Total liabilities and LLC members’ equity	$104,784	$79,986

Income statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Royalty revenue from a related party	$35,585	$16,375	$84,055	$48,143
Strategic alliance - MABA program	—	—	—	10,000
Total net revenue	35,585	16,375	84,055	58,143
Operating expenses	194	607	3,811	1,358
Income from operations	35,391	15,768	80,244	56,785
Other income, net	—	—	—	37
Changes in fair values of equity and long-term investments	148	—	(589)	—
Net income	$35,539	$15,768	$79,655	$56,822

Pulmoquine Therapeutics, Inc.

In April 2020, we purchased 5,808,550 shares of Series A preferred stock of Pulmoquine for $5.0 million in cash. These shares represent a majority voting interest in Pulmoquine. Pulmoquine is a biotechnology company focused on the research and development of an aerosolized formulation of hydroxychloroquine to treat respiratory infections. In August 2021, the directors and stockholders of Pulmoquine voted to cease and terminate all operations and activities of Pulmoquine as soon as practicable. In September 2021, we received a net distribution of $2.3 million in cash related to the voluntary dissolution of Pulmoquine. The dissolution will be finalized in the fourth quarter of 2021.

As of September 30, 2021 and December 31, 2020, Pulmoquine’s total assets, mainly attributable to cash and cash equivalents, were $0.2 million and $3.5 million, respectively. Pulmoquine does not generate revenue. Total operating expense was $0.5 million and $0.7 million for the three and nine months ended September 30, 2021 respectively. Total operating expense was $1.1 million and $1.7 million for the three and nine months ended September 30, 2020.

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

As of September 30, 2021, we continued to hold 100% of the economic interest of the Partnership. As of September 30, 2021 and December 31, 2020, total assets of the Partnership were $228.9 million and $299.3 million, respectively, of which all were attributable to equity and long-term investments. During the three and nine months ended September 30, 2021, the Partnership incurred $0.2 million and $1.5 million, respectively, of investment-related expenses, net of investment-related income. During the three and nine months ended September 30, 2021, the Partnership recorded net unrealized gains of $10.1 million and $30.6 million, respectively, and net realized gains of $10.5 million during the nine months ended September 30, 2021 as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

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

On January 26, 2021, Innoviva Strategic Opportunities LLC (“ISO”), our wholly owned subsidiary, entered into a securities purchase agreement with Armata to acquire 6,153,847 shares of Armata common stock and warrants to purchase 6,153,847 additional shares of Armata common stock for approximately $20.0 million. The investment was closed in two tranches on January 26, 2021 and March 17, 2021. The investments support Armata’s ongoing advancement of its bacteriophage development programs. The additional investment in the first quarter of 2021 increased Innoviva and ISO’s combined ownership to 59.6% as of March 31, 2021. Armata entered into a voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock issued and outstanding as of the record date for voting on the matters related to election or removal of Armata’s board members. As of September 30, 2021, three of the eight members of Armata’s board of directors are also members of the board of directors of Innoviva. As of September 30, 2021 and December 31, 2020, we owned approximately 59.5% and 46.6%, respectively, of Armata’s common stock.

The investment in Armata provides Innoviva and ISO the ability to have significant influence, but not control over Armata’s operations. Based on our evaluation, we determined that Armata is a VIE, but Innoviva and ISO are not the primary beneficiary of the VIE. We continue to elect the fair value option to account for both Armata’s common stock and warrants. The fair value of Armata’s common stock is measured based on its closing market price. The warrants purchased in 2020 and 2021 have an exercise price of $2.87 and $3.25 per share, respectively. All warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies.

As of September 30, 2021, the fair values of Armata’s common stock and warrants were estimated at $53.8 million and $35.5 million, respectively. As of December 31, 2020, the fair values of Armata’s common stock and warrants were estimated at $26.0 million and $18.0 million, respectively. The total fair value of both financial instruments in the amount of $89.3 million and $44.0 million was recorded as equity and long-term investments on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, we recorded $11.6 million unrealized loss and $25.3 million unrealized gains, respectively, as changes in fair values of equity and long-term investments, net on the consolidated statements of income. During the three and nine months ended September 30, 2020, we recorded $12.4 million unrealized loss and $23.0 million unrealized gains, respectively, as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

Equity Investment in Entasis

During the second quarter of 2020, we purchased 14,000,000 shares of common stock as well as warrants to purchase 14,000,000 additional shares of common stock of Entasis Therapeutics, Inc. (“Entasis”) for approximately $35.0 million in cash. Entasis is a clinical-stage biotechnology company focused on the discovery and development of novel antibacterial products.

During the third quarter of 2020, we purchased 4,672,897 shares of Entasis common stock as well as warrants to purchase 4,672,897 additional shares of its common stock for approximately $12.5 million in cash. Innoviva has a right to designate two members to Entasis’ board. As of September 30, 2021, no Innoviva designees are serving on Entasis’ six-member board.

On May 3, 2021, ISO entered into a securities purchase agreement with Entasis to acquire 10,000,000 shares of Entasis common stock and warrants to purchase 10,000,000 additional shares of Entasis common stock for approximately $20.0 million. The investment was closed in two tranches on May 3, 2021 and June 11, 2021. This investment supports the continued development of Entasis’ novel pipeline of pathogen-targeted antibacterial product candidates. As of September 30, 2021, we owned approximately 60.6% of Entasis’ common stock. As of December 31, 2020, we owned approximately 51.0% of Entasis’ common stock.

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

As of September 30, 2021, the fair values of Entasis’s common stock and warrants were estimated at $95.8 million and $70.4 million, respectively. As of December 31, 2020, the fair values of Entasis’s common stock and warrants were estimated at $46.1 million and $31.9 million, respectively. The total fair value of both financial instruments in the amount of $166.2 million and $78.0 million was recorded as equity and long-term investments on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, we recorded $34.9 million and $68.1 million unrealized gains as changes in fair values of equity and long-term investments, net on the consolidated statements of income. During the three and nine months ended September 30, 2020, we recorded $17.0 million unrealized loss and $16.3 million unrealized gain, respectively, as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and warrants to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) for $15.0 million. $0.8 million was incurred for investment due diligence costs and recorded as part of the equity investment on the consolidated balance sheets. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. As of September 30, 2021, one of InCarda’s eight board members is designated by TRC. As of September 30, 2021 and December 31, 2020, TRC held 13.0% and 13.4%, respectively, of InCarda’s outstanding equity.

The investment in InCarda does not provide TRC the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but TRC is not the primary beneficiary of the VIE. We account for our investment in the Series C preferred shares in InCarda using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of September 30, 2021 and December 31, 2020, we recorded $15.8 million from our investment in InCarda’s Series C preferred stock as equity and long-term investments on the consolidated balance sheets. There was no impairment or other change to the value of InCarda’s Series C preferred stock as of September 30, 2021 and December 31, 2020.

The warrants are recorded at fair value and subject to remeasurement at each balance sheet date. The warrants are exercisable immediately with an exercise price of $0.7328 per share. In September 2021, TRC and InCarda entered into an amendment to extend the expiration date of the warrants from October 6, 2021 to March 31, 2022. We use the Black-Scholes-Merton pricing model to estimate the fair value of the warrants with the following input assumptions: the exercise price of the warrants, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of its peer companies. As of September 30, 2021 and December 31, 2020, the fair value of InCarda’s warrants was estimated at $0.6 million and $1.1 million, respectively, and recorded as equity and long-term investments on the consolidated balance sheets. During the three and nine months ended September 30, 2021, we recorded $0.1 million unrealized gain and $0.6 million unrealized loss, respectively, as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

Equity Investment in ImaginAb

On March 18, 2021, TRC entered into a securities purchase agreement with ImaginAb, Inc. to purchase 4,051,724 shares of ImaginAb Series C preferred stock for $4.7 million. On the same day, TRC also entered into a securities purchase agreement with one of ImaginAb’s common stockholders to purchase 4,097,157 shares of ImaginAb common stock for $1.3 million. ImaginAb is a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. $0.4 million was incurred for investment due diligence costs and execution and recorded as part of the equity investment on the consolidated balance sheets. As of September 30, 2021, one of ImaginAb’s five board members is designated by TRC. As of September 30, 2021, TRC held 12.5% of ImaginAb equity ownership.

The investment in ImaginAb does not provide TRC the ability to control or have significant influence over ImaginAb’s operations. Based on our evaluation, we determined that ImaginAb is a VIE, but TRC is not the primary beneficiary of the VIE. Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we have accounted for our investment in ImaginAb’s Series C preferred stock and common stock using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of September 30, 2021, $6.4 million was recorded as equity and long-term investments on the consolidated balance sheets. There was no change to the value of our investment in ImaginAB’s equity securities as of September 30, 2021.

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$78,025	$—	$—	$78,025
Total	$78,025	$—	$—	$78,025

(1)
Money market funds are included in cash and cash equivalents on the consolidated balance sheets.

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$204,808	$—	$—	$204,808
Total	$204,808	$—	$—	$204,808

(1)
Money market funds are included in cash and cash equivalents on the consolidated balance sheets.

There was no credit loss to our available-for-sale securities as of September 30, 2021 and December 31, 2020.

Fair Value Measurements

Our available-for-sale securities and equity investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of September 30, 2021 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$78,025	$—	$—	$78,025
Investments held by ISP Fund LP (1)	226,848	—	2,098	228,946
Equity investment - Armata Common Stock	53,810	—	—	53,810
Equity investment - Armata Warrants	—	35,470	—	35,470
Equity investment - Entasis Common Stock	95,767	—	—	95,767
Equity investment - Entasis Warrants	—	70,380	—	70,380
Equity investment - InCarda Warrants	—	—	558	558
Total assets measured at estimated fair value	$454,450	$105,850	$2,656	$562,956
Debt
2023 Notes	$—	$259,142	$—	$259,142
2025 Notes	—	231,418	—	231,418
Total fair value of debt	$—	$490,560	$—	$490,560

(1)
The investments held by ISP Fund LP consisted of equity investments and money market funds, which are subject to a 36-month lock-up period from our initial contribution date, December 11, 2020.

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

(1)
The investments held by ISP Fund LP consisted of equity investments and money market funds, which are subject to a 36-month lock-up period from our initial contribution date, December 11, 2020.

The fair values of our equity investments in Armata and Entasis’s common stock and publicly traded investments held by ISP Fund LP are based on the quoted prices in active markets and are classified as Level 1 financial instruments. The fair values of the warrants of Armata and Entasis classified within Level 2 are based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

InCarda’s warrants and private placement positions held by the ISP Fund LP and are classified as Level 3 financial instruments as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies.

The fair values of our 2023 Notes and our 2025 Notes are based on recent trading prices of the respective instruments.

6. Stock-Based Compensation

Stock- Based Compensation Expense

Stock-based compensation expense was included in the consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
General and administrative	$542	$441	$1,463	$1,251

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of our stock options on the date of grant were as follows:

Nine Months Ended
September 30, 2021
Risk-free interest rate	1.07%-1.13%
Expected term (in years)	6
Volatility	45%
Dividend yield	—%
Weighted-average estimated fair value of stock options granted	$5.61

There were no grants of stock options during the three months ended September 30, 2021 and the three and nine months ended September 30, 2020.

7. Debt

Our debt consists of:

	September 30,	December 31,
(In thousands)	2021	2020
2023 Notes	$240,984	$240,984
2025 Notes	192,500	192,500
Total debt	433,484	433,484
Unamortized debt discount and issuance costs	(41,189)	(47,967)
Net long-term debt	$392,295	$385,517

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

Our outstanding 2025 Notes balances consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(40,420)	(46,766)
Net carrying amount	$152,080	$145,734
Equity component, net	$65,361	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Contractual interest expense	$1,203	$1,203	$3,609	$3,609
Amortization of debt issuance costs	166	152	487	446
Amortization of debt discount	1,997	1,828	5,859	5,363
Total interest and amortization expense	$3,366	$3,183	$9,955	$9,418

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of September 30, 2021 were as follows:

(In thousands)
Years ending December 31:
Remainder of 2021	$—
2022	—
2023	240,984
2024	—
2025	192,500
Total	$433,484

8. Commitments and Contingencies

Operating Lease

Future minimum operating lease payments on our corporate headquarters as of September 30, 2021 were as follows:

(In thousands)
Years ending December 31:
Remainder of 2021	$31
2022	109
Thereafter	—
Total	$140

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

10. Income Taxes

Provisional income tax expense for the three and nine months ended September 30, 2021 was $20.5 million and $65.6 million, respectively, compared to $8.9 million and $44.7 million for the same periods in 2020 respectively. The Company’s effective income tax rate for the nine months ended September 30, 2021 was 16.9%, compared to 17.0% for the same period in 2020. The income tax expense for the nine months ended September 30, 2021 and 2020 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective income tax rate for the nine months ended September 30, 2021 was lower than the U.S. federal statutory income tax rate due primarily to non-deductible expenses, noncontrolling interest and state income taxes.

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

Recent Highlights

•
GSK Net Sales:
•
Third quarter 2021 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $360.6 million, down 15% from $426.0 million in the same quarter of 2020, with $146.0 million in net sales from the U.S. market and $214.6 million from non-U.S. markets.
•
Third quarter 2021 net sales of ANORO® ELLIPTA® by GSK were $179.1 million, down 2% from $182.8 million in the same quarter of 2020, with $102.0 million net sales from the U.S. market and $77.1 million from non-U.S. markets.
•
Third quarter 2021 net sales of TRELEGY® ELLIPTA® by GSK were $445.6 million, up 77% from $251.9 million in the same quarter of 2020, with $314.8 million in net sales from the U.S. market and $130.8 million in net sales from non-U.S. markets.

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
•
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

We recognize the royalty revenue on net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned. The net sales reports provided by our partner are based on its methodology and assumptions to estimate rebates and returns, which it monitors and adjusts regularly in light of contractual and legal obligations, historical trends, past experience and projected market conditions. Our partner may make significant adjustments to its sales based on actual results recorded, which could cause our royalty revenue to fluctuate. We have the ability to conduct periodic royalty audits to evaluate the information provided by our partner. Royalties are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to GSK.

There were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Royalties from a related party - RELVAR/BREO	$54,092	$63,893	$(9,801)	(15)%	$176,398	$165,612	$10,786	7%
Royalties from a related party - ANORO	11,641	11,882	(241)	(2)%	34,101	32,931	1,170	4%
Royalties from a related party - TRELEGY	35,585	16,375	19,210	117%	84,055	48,143	35,912	75%
Total royalties from a related party	101,318	92,150	9,168	10%	294,554	246,686	47,868	19%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	0%	(10,368)	(10,368)	—	*
Royalty revenue	97,862	88,694	9,168	10%	284,186	236,318	47,868	20%
Strategic alliance - MABA program	—	—	—	*	—	10,000	(10,000)	*
Total net revenue from GSK	$97,862	$88,694	$9,168	10%	$284,186	$246,318	$37,868	15%

*Not Meaningful

Total net revenue increased to $97.9 million and $284.2 million for the three and nine months ended September 30, 2021, compared to $88.7 million and $246.3 million, respectively, for the same periods a year ago, primarily due to favorable adjustments and the growth in prescriptions for our respiratory products.

Research & Development

Research and development (“R&D”) expenses attributable to Pulmoquine’s product development efforts were $0.4 million and $0.5 million for the three and nine months ended September 30, 2021. Research and development expenses of $1.0 million and $1.6 million for the three and nine months ended September 30, 2020 were attributable to Pulmoquine’s product development efforts.

General & Administrative

General and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
General and administrative	$2,860	$3,254	$(394)	(12)%	$13,074	$8,413	$4,661	55%

General and administrative expenses for the three months ended September 30, 2021 decreased compared to the same periods in 2020. General and administrative expenses for the nine months ended September 30, 2021 increased compared to the same periods in 2020 mainly due to business development related advisory service fees and legal expenses incurred for the arbitration initiated by Theravance Biopharma against the Company and TRC. The arbitration related legal fees were recognized in TRC’s statement of income.

Other Income, net and Interest Income

Other income, net and interest income, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Other income (expense), net	$(652)	$(13)	$(639)	*	$(2,036)	$85	$(2,121)	*
Interest income	453	41	412	*	503	1,501	(998)	(66)%

*Not Meaningful

The increase in other expense, net, for the three and nine months ended September 30, 2021 compared to the same periods a year ago was primarily due to the expenses incurred by ISP Fund LP. Interest income increased for the three and nine months ended September 30, 2021 compared to the same periods a year ago mainly due to favorable returns on investments managed by the ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Interest expense	$4,790	$4,603	$187	4%	$14,229	$13,680	$549	4%

Interest expense includes the amortization of debt discount and issuance costs for our convertible notes. The increase in interest expense was mainly due to more debt discount and issuance costs being recognized through amortization.

Changes in Fair Values of Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Changes in fair values of equity and long-term investments, net	$33,613	$(29,368)	$62,981	*	$133,973	$39,245	$94,728	*

*Not Meaningful

The changes in fair values of equity and long-term investments reflect the net changes in the fair values of our equity investments in Armata, Entasis, InCarda and those equity investments managed by ISP Fund LP.

Provision for Income Taxes

The provisional income tax expense for the three and nine months ended September 30, 2021 was $20.5 million and $65.6 million with an effective income tax rate of 16.9%, respectively, compared to $8.9 million and $44.7 million, respectively, with an effective income tax rate of 17.0% in the same period a year ago.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Net income attributable to noncontrolling interest	$30,208	$13,403	$16,805	*	$67,678	$48,299	$19,379	40%

*Not Meaningful

This represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma for the three and nine months ended September 30, 2021 and 2020. The increase was primarily due to the increase in the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the nine months ended September 30, 2021, we generated gross royalty revenues from GSK of $294.6 million. Net cash and cash equivalents totaled $135.1 million and receivables from GSK totaled $101.3 million as of September 30, 2021.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020	Change
Net cash provided by operating activities	$265,432	$227,833	$37,599
Net cash provided by investing activities	63,627	544	63,083
Net cash used in financing activities	(440,431)	(27,280)	(413,151)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $265.4 million, consisting primarily of our net income of $323.2 million, adjusted for net non-cash items such as $65.6 million of deferred income taxes, $10.4 million of depreciation and amortization, and $6.8 million of amortization of debt discount and issuance costs, partially offset by an increase of $132.5 million in the fair value of our equity and long-term investments, net and an increase in receivables from collaborative arrangements of $7.3 million.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $227.8 million, consisting primarily of our net income of $218.8 million, adjusted for net non-cash items such as $44.7 million of deferred income taxes, $10.4 million of depreciation and amortization, partially offset by an increase of $39.2 million in the fair value of our equity investments and an increase of $12.7 million in receivables from collaborative arrangements.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021 of $63.6 million was primarily due to $110.0 million in distribution of equity and long-term investments from the ISP Fund LP, partially offset by $46.4 million investments in Armata, ImaginAb and Entasis.

Net cash provided by investing activities for the nine months ended September 30, 2020 of $0.5 million was primarily due to $86.0 million received from maturities of marketable securities, partially offset by $12.9 million in purchases of marketable securities and $72.5 million for our investments in Armata and Entasis.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 of $440.4 million was primarily due to $394.1 million used for our common stock repurchase from GSK and $46.4 million distributions to noncontrolling interest.

Net cash used in financing activities for the nine months ended September 30, 2020 of $27.3 million was primarily due to $28.0 million distributions to noncontrolling interest.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of September 30, 2021, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2021, the Company filed a Verified Complaint in the Court of Chancery to confirm the arbitration award. On May 19, 2021, Theravance Biopharma submitted an answer to the Verified Complaint and filed a Motion to Modify the Arbitral Award, alleging that it contained a mathematical error. The parties filed a proposed stipulation to remand the motion to Chancellor Chandler for his consideration, which the Court of Chancery granted. On June 25, 2021, Innoviva submitted a brief to Chancellor Chandler in opposition to the motion and on July 15, 2021, Theravance Biopharma submitted a reply brief. On August 6, 2021, Chancellor Chandler issued a modified final award, which did not affect any of his ultimate conclusions. The modified award was confirmed by the Court of Chancery on September 16, 2021.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2020 Form 10-K. There have been no material changes to the risk factors described in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)
Index to Exhibits

Exhibit Number	Description	Form	Exhibit	Incorporated by Reference Filing Date/Period End Date

31.1	Certification of Principal Executive Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: October 27, 2021	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2021	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)