Form 10-K
period 2021-12-31
Innoviva, Inc.
filed 2022-02-28
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 30, 2021 was $840,846,560. This calculation does not reflect a determination that persons are affiliates for any other purpose.

On February 14, 2022, there were 69,565,501 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

INNOVIVA, INC.

2021 Form 10‑K Annual Report

Special Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Act”). Such forward‑looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10‑K, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward‑looking statements and the assumptions underlying our forward‑looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward‑looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward‑looking statements that we make. All written and verbal forward‑looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Important factors that we believe could cause actual results or events to differ materially from our forward‑looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; substantial competition from products discovered, developed, launched and commercialized both by GSK and by other pharmaceutical companies; the strategies, plans and objectives of the Company (related to the Company’s growth strategy and corporate development initiatives beyond the Company's existing portfolio); the timing, manner and amount of capital deployment, including potential capital returns to stockholders; risks related to the Company's growth strategy; projections of revenue, expenses and other financial items and risks discussed below in “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in this Annual Report on Form 10‑K. Our forward‑looking statements in this Annual Report on Form 10‑K are based on current expectations as of the date hereof and we do not assume any obligation to update any forward‑looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this Annual Report on Form 10‑K. We also encourage you to read Item 1A of Part I of this Annual Report on Form 10‑K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (“SEC”) from time to time, including on Form 10‑Q and Form 8‑K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward‑looking statements in this report will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

Our Relationship with GSK

LABA Collaboration

In November 2002, we entered into our LABA Collaboration Agreement with GSK to develop and commercialize once‑daily products for the treatment of chronic obstructive pulmonary disease (“COPD”) and asthma. The collaboration has developed three combination products:

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

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on predetermined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva- discovered preclinical MABA compounds (the “Additional MABAs”). The development program was funded in full by GSK. As a result of the transactions effected by the spin-off of Theravance Biopharma in June 2014 (the “Spin-Off”), the Strategic Alliance Agreement was assigned to TRC, which is entitled to receive any contingent payments and royalties payable by GSK from sales of products that may be developed under the Strategic Alliance Agreement, such as MABA, and MABA/FF. In June 2020, GSK terminated the MABA program and agreed to pay a $10.0 million termination fee to TRC. This fee was recognized as revenue from collaborative arrangements with a related party on our consolidated statements of income for the year ended December 31, 2020.

Recent Highlights

•
GSK Net Sales:
o
Fourth quarter 2021 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $384.4 million, up 3% from $372.8 million in the fourth quarter of 2020, with $158.2 million in net sales from the U.S. market and $226.2 million from non-U.S. markets.
o
Fourth quarter 2021 net sales of ANORO® ELLIPTA® by GSK were $166.7 million, down 17% from $200.9 million in the fourth quarter of 2020, with $85.3 million net sales from the U.S. market and $81.4 million from non-U.S. markets.
o
Fourth quarter 2021 net sales of TRELEGY® ELLIPTA® by GSK were $480.2 million, up 53% from $313.6 million in the fourth quarter of 2020, with $337.1 million in net sales from the U.S. market and $143.1 million in net sales from non-U.S. markets.
•
Strategic Investments:
o
During the fourth quarter of 2021, we invested an additional $4.0 million in Armata Pharmaceuticals, Inc. (“Armata”) to acquire 1.2 million shares of common stock at $3.30 per share. As of December 31, 2021, our total ownership of Armata’s outstanding stock (without giving effect to our warrants) was approximately 60%.
o
In February 2022, we entered into an agreement with Armata, pursuant to which we will invest, subject to certain closing conditions, an additional $45.0 million to acquire 9.0 million shares of Armata common stock and warrants to purchase up to 4.5 million shares of Armata common stock with an exercise price of $5.00 per share in two tranches. At the closing of the first tranche in February 2022, we acquired approximately 3.6 million shares of Armata common stock and 1.8 million warrants for an aggregate purchase price of $18.1 million. Upon closing of the second tranche, we expect to own approximately 70% of Armata’s outstanding stock (without giving effect to our warrants).

In addition, on February 1, 2022, we submitted to Entasis Therapeutics Holdings, Inc. (NASDAQ: ETTX) ("Entasis") a non-binding proposal to acquire all of the outstanding stock of Entasis not owned by us for all cash consideration. The proposal is non-binding and is subject to a number of conditions, including the receipt of requisite board and shareholder approvals, confirmatory diligence and negotiation and execution of a definitive merger agreement. There can be no assurance that a definitive agreement with respect to the transaction will be executed, or if executed, whether the transaction will be consummated. There is also no certainty as to the timetable for execution of a definitive agreement, if any. Any failure by us to complete this acquisition on a timely basis, or at all, or to realize the benefits that we expect as a result of the acquisition, could have an adverse effect on our business.

Manufacturing

Manufacturing of RELVAR®/BREO® ELLIPTA® (FF/VI), ANORO® ELLIPTA® (UMEC/VI) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI) is performed by GSK.

Government Regulation

The development and commercialization of products and product candidates pursuant to the GSK Agreements, or by entities that we have invested in or acquired, are subject to extensive regulation by governmental authorities in the United States and other countries. Before marketing in the United States, any medicine must undergo rigorous preclinical studies and clinical studies and an extensive regulatory approval process implemented by the U.S. Food and Drug Administration ("FDA"). Outside the United States, the ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical studies, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, the commercialization of medicines is permitted only if the appropriate regulatory authority is satisfied that our collaborative partner has presented adequate evidence of the safety, quality and efficacy of such medicines.

Once a product is approved, the FDA may withdraw the product approval if compliance with pre‑ and post‑ marketing regulatory standards is not maintained or if safety or quality issues are identified after the product reaches the marketplace. In addition, the FDA may require post marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post‑marketing studies. The FDA has broad post‑market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize products, withdraw approvals, enjoin violations, institute criminal investigations, and refer cases to the U.S. Department of Justice for prosecution or an injunction or other civil remedies.

If regulatory approval for a medicine is obtained, commercial marketing of the product will be limited to those diseases and conditions for which the medicine is effective, as demonstrated through clinical studies and included in the medicine’s labeling. Even if this regulatory approval is obtained, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping requirements, requirements to report adverse experiences and comply with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations. A marketed medicine, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved medicines by carefully monitoring manufacturers’ compliance with its current good manufacturing practice (“cGMP”) regulations. The cGMP regulations for drugs contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packaging of a medicine. The regulations are intended to make sure that a medicine is safe for use, and that it has the ingredients and strength it claims to have. Discovery of previously unknown problems with a medicine, manufacturer or facility or noncompliance with regulatory requirements may result in restrictions on the medicine or manufacturer, including revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, refusal of the FDA to approve pending applications or supplements to approved applications, imposition of distribution, marketing or manufacturing restrictions, costly recalls or withdrawal of the medicine from the market, warning letters, product seizure, injunction and the imposition of civil or criminal penalties.

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

Partnership Agreement

On December 11, 2020, Innoviva Strategic Partners LLC, our wholly owned subsidiary (“Strategic Partners”), entered into a subscription agreement and an Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”) pursuant to which Strategic Partners became a limited partner of ISP Fund LP (the “Partnership”). The general partner of the Partnership is an affiliate of Sarissa Capital and, pursuant to an investment management agreement, Sarissa Capital acts as the investment adviser to the Partnership. Strategic Partners made a $300 million initial contribution to the Partnership. The Partnership was formed for the purposes of investing in equity securities in the healthcare, pharmaceutical and biotechnology industries.

In May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to us for a strategic repurchase of shares held by GSK. Pursuant to the letter agreement entered into between Strategic Partners, the Partnership, and Sarissa Capital Fund GP LP on May 20, 2021, Strategic Partners agreed to make additional capital contributions to the Partnership in an aggregate amount equal to the amount of the May 2021 distribution prior to March 31, 2022.

Competition

We anticipate that RELVAR®/BREO® ELLIPTA® (FF/VI), ANORO® ELLIPTA® (UMEC/VI) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI) will compete with a number of approved bronchodilator drugs alone or in combination, including each other and drug candidates under development that are designed to treat asthma and COPD. These include but are not limited to:

•
Advair®/Seretide™ Diskus®/HFA® (salmeterol and fluticasone propionate as a combination) marketed by GSK
•
Symbicort® (formoterol and budesonide as a combination) marketed by AstraZeneca
•
AirDuo Respiclick® (salmeterol and fluticasone propionate), a non-substitutable generic version of Advair, marketed by TEVA
•
Spiriva® Handihaler® and Spiriva® Respimat® (tiotropium) marketed by Boehringer Ingelheim
•
Dulera® (formoterol and mometasone as a combination) marketed by Merck
•
Tudorza® Pressair® (aclidinium) marketed by AstraZeneca and Seebri® Breezehaler® (glycopyrronium) marketed by Novartis outside the U.S. and Sunovion in the U.S.
•
Incruse® Ellipta® (umeclidinium) and Arnuity® Ellipta® (fluticasone furoate) (Innoviva is not entitled to any royalties from either product.)
•
Foradil® Aerolizer®/Oxis® Turbuhaler® (formoterol) marketed by a number of companies
•
Striverdi® Respimat® (olodaterol) marketed by Boehringer Ingelheim
•
Onbrez® Breezehaler® (E.U.)/Arcapta® Neohaler® (U.S.) (indacaterol) marketed by Novartis
•
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
•
Stiolto (U.S.)/Spiolto (E.U.) Respimat® (tiotropium combined with olodaterol) marketed by Boehringer Ingelheim for the treatment of COPD

•
Bevespi Aerosphere® (glycopyrronium bromide in combination with formoterol fumarate) marketed by AstraZeneca
•
Duaklir® Genuair® (aclidinium bromide in combination with formoterol fumarate) developed by AstraZeneca as a maintenance bronchodilator treatment for COPD and approved in November 2014 in the EU and March 2019 in the U.S.
•
QMF149 (indacaterol in combination with mometasone) developed by Novartis for markets outside the U.S. and under regulatory review in the E.U. for asthma. In Phase 3 development for COPD
•
Trimbow (a fixed-dose, twice daily combination of formoterol, beclomethasone and glycopyrronium) manufactured by Chiesi and indicated for use in COPD in the E.U.
•
Foster (beclomethasone dipropionate in combination with formoterol fumarate) manufactured by Chiesi and indicated for use in asthma and COPD outside the U.S.
•
Enerzair Breezehaler (QVM149) (a fixed-dose combination of indacaterol, mometasone and glycopyrronium) developed by Novartis as a triple therapy/single inhaler for the treatment of asthma and approved in the E.U., Canada, and Japan
•
Breztri Aerosphere (fixed dose combination of formoterol, glycopyrronium and budesonide) developed by AstraZeneca as a triple therapy single inhaler twice-daily medication for COPD and approved in the U.S. in July 2020
•
Nucala (mepolizumab; an interleukin-5 antagonist monoclonal antibody) developed by GSK for add on maintenance treatment of severe asthma in patients 12 years and older and approved in the U.S. in June 2019
•
Xolair® (omalizumab, an anti-IgE antibody) developed by Genentech for patients 6 years of age and older with moderate to severe persistent asthma uncontrolled by inhaled corticosteroids and approved in 2003. Single-dose pre-filled syringes were approved by the FDA in September 2018.
•
Cinqair® (anti-interleukin-5 monoclonal antibody for the add-on maintenance treatment of adults with severe asthma and an eosinophilic phenotype) marketed by TEVA Pharmaceutical Industries Ltd.
•
Dupixent® (dupilamab, an injectable IL-4 and IL-13 inhibitor) developed by Sanofi Genzyme and approved by the FDA in October 2018 as an add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma
•
Fasenra® (benralizumab, an injectable anti-IL-5 monoclonal antibody) for the treatment of severe asthma in patients 12 years of age and older marketed by AstraZeneca. Fasenra Pen pre-filled auto-injector was approved by the FDA for self-administration in November 2019.
•
Singulair® (monteleukast), an orally active leukotriene receptor antagonist for the prophylaxis and treatment of asthma in patients 12 months of age and older marketed by Merck
•
Tezspire® (tezepelumab-ekko), an injectable monoclonal antibody designed to inhibit thymic stromal lymphopoietin (TSLP), an epithelial cytokine thought to be critical in the initiation and persistence of airway inflammation. Co-developed by Astra Zeneca and Amgen for the treatment of severe asthma. The FDA approved the Tezspire solution for subcutaneous injection in December 2021; it is indicated for the add-on maintenance treatment of adult and pediatric patients aged 12 years and older with severe asthma.

In addition, several firms are developing new formulations of Advair/Seretide (salmeterol /fluticasone propionate) and Symbicort (formoterol fumerate/budesonide) which may be marketed as generics or branded generics relative to the existing products from GSK and AstraZeneca, respectively. All of these efforts represent potential competition for any of our partnered products. Efforts have intensified following the publication of FDA draft guidance for the approval of fully substitutable versions of Advair and Symbicort in late 2013 and mid-2015, respectively. Current examples of these products include the marketed products Duoresp/Biresp from Teva (generic Symbicort), AirFluSal Forspiro by Sandoz, Rolenium by Elpen and Sirdupla by Mylan (all generic versions of Seretide) which are all available in a wide number of countries in the E.U. Numerous companies have brought to market generic forms of the ICS/LABA drug Advair® since certain patents covering the Advair® delivery device expired in 2016. In March 2017, Mylan N.V. received a complete response letter from the FDA relating to its Abbreviated New Drug Application (“ANDA”) for fluticasone propionate 100, 250, 500 mcg and salmeterol 50 mcg inhalation powder. In May 2017, Hikma announced that it received a complete response letter from the FDA relating to its ANDA for fluticasone propionate and salmeterol inhalation powder, and in February 2018, Novartis announced that its generic division Sandoz had received a complete response letter from the FDA in response to its ANDA for a third fluticasone propionate and salmeterol product. In January 2019, Mylan announced that the FDA approved Wixela™ Inhu™ (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of Advair Diskus® and Sandoz terminated development of generic Advair. Teva announced that the FDA approved two of its products for adolescent and adult patients with asthma, one of which is AirDuo™ RespiClick® (fluticasone propionate and salmeterol inhalation powder), a non-AB substitutable generic version of Advair®. In May 2020, Cipla filed for FDA approval of a generic version of Advair®. In April 2021, Hikma launched a generic version of Advair Diskus® in the U.S. In January 2020, Astra Zeneca launched an authorized generic version of Symbicort. In August 2021, Lupin launched Luforbec®, a branded generic alternative to Foster, in select European markets. Boehringer Ingelheim is expected to lose patent protection for Spiriva® in 2022 which could lead to increased competition in the triple therapy space.

In general, these manufacturers are required to conduct a number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per the FDA’s September 2013 Draft Guidance Document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued a draft guidance document covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®.

Human Capital Resources

As of December 31, 2021, we had five employees. None of our employees are represented by a labor union. We consider our employee relations to be good. Our human capital objectives are to attract, recruit and retain top talent to manage the royalty assets with our partner, GSK, and optimize our operations and capital allocation. To support these objectives, our reward programs include equity incentive plans, bonus plan, competitive benefits and flexible working arrangements.

Information about our Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of February 28, 2022:

Name	Age	Positions Held
Pavel Raifeld	38	Chief Executive Officer
Marianne Zhen	53	Chief Accounting Officer

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

Marianne Zhen, CPA, was appointed Chief Accounting Officer in July 2018. Prior to joining Innoviva in October 2014, Ms. Zhen served as the Corporate Controller at Steelwedge Software Inc. from 2012 to 2014, Intelmate from 2011 to 2012 and Model N, Inc. from 2007 to 2011. Previously, Ms. Zhen served as a member of the board of directors of CalCPA Peninsula Silicon Valley Chapter. Ms. Zhen earned a Bachelor of Science degree in Business Administration with a concentration in Accounting from San Francisco State University. She is a member of the American Institute of Certified Public Accountants (AICPA) and a member of the California Society of Certified Public Accountants (CalCPA).

Code of Business Conduct

The Company has adopted the Innoviva, Inc. Code of Business Conduct that applies to all directors, officers and employees. The Code of Business Conduct, as amended through March 9, 2021, is available on the corporate governance section of our website at www.inva.com. If the Company makes any substantive amendments to the Code of Business Conduct or grants a waiver from any provision of such code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver, as required by applicable law.

Available Information

Our web page address is www.inva.com. Our investor relations website is located at http://investor.inva.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, our directors’ and officers’ Section 16 Reports and any amendments to those reports after filing or furnishing such materials to the SEC. The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Innoviva and the Innoviva logo are registered trademarks of Innoviva, Inc. Trademarks, tradenames or service marks of other companies appearing in this report are the property of their respective owners.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The Company is subject to a number of risks that if realized could affect its business, financial condition, results of operations, cash flows and access to liquidity materially. The Company’s business is subject to uncertainties and risks including:

•
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
•
We are dependent on GSK for the successful commercialization of the products developed under the GSK Agreements. If GSK does not devote sufficient resources to the commercialization of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, our business would be materially harmed.
•
Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma could significantly harm our royalty revenues and the price of our securities could fall.
•
Our debt including our convertible subordinated notes and convertible senior notes are senior in capital structure and cash flow, respectively, to our common stockholders. Satisfying the obligations relating to our debt could adversely affect our liquidity or the amount or timing of potential distributions to our stockholders.
•
We rely and will continue to rely on outsourcing arrangements for many of our activities, including financial reporting, accounting, IT and human resources.
•
GSK has indicated to us that it believes its consent may be required before we can engage in certain royalty monetization transactions with third parties, which may inhibit our ability to engage in these transactions.
•
We may be unable to or elect not to return capital to our stockholders.
•
Our investment into the Partnership could subject us to various risks and uncertainties, any of which could impact our investment results and could materially and adversely affect our business, financial condition and results of operations.
•
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
•
the requirement to conduct additional post‑approval studies or trials for our partnered products;
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

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an ANDA in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. Numerous companies have brought to market generic forms of the ICS/LABA drug Advair® since certain patents covering the Advair® delivery device expired in 2016. In general, these manufactures are required to conduct a number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to Advair, per FDA’s September 2013 draft guidance document. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product.

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

More recently, presidential administrations and the U.S. Congress have taken actions in an effort to modify or replace PPACA and to implement or pass other reforms to the healthcare system, including proposed legislation related to the pricing of pharmaceuticals. There is uncertainty with respect to any potential changes that may be proposed and what the impact, if any, will be on our business, including the impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by PPACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

On February 18, 2010, the FDA announced that LABAs should not be used alone in the treatment of asthma and it will require manufacturers to include this warning in the product labels of these drugs, along with taking other steps to reduce the overall use of these medicines. The FDA now requires that the product labels for LABA medicines reflect, among other things, that the use of LABAs is contraindicated without the use of an asthma controller medication such as an inhaled corticosteroid, that LABAs should only be used long term in patients whose asthma cannot be adequately controlled on asthma controller medications, and that LABAs should be used for the shortest duration of time required to achieve control of asthma symptoms and discontinued, if possible, once asthma control is achieved. In addition, in March 2010, the FDA held an Advisory Committee to discuss the design of medical research studies (known as “clinical trial design”) to evaluate serious asthma outcomes (such as hospitalizations, a procedure using a breathing tube known as intubation, or death) with the use of LABAs in the treatment of asthma in adults, adolescents, and children. Further, in April 2011, the FDA announced that to further evaluate the safety of LABAs, it required the manufacturers of currently marketed LABAs to conduct additional randomized, double blind, controlled clinical trials comparing the addition of LABAs to inhaled corticosteroids versus inhaled corticosteroids alone. These post‑marketing studies have been completed and the FDA stated that treating asthma with LABAs in combination with ICS did not result in significantly more serious asthma-related side effects than treatment with ICS alone. The FDA subsequently removed the black box warning from the ICS/LABA package inserts. Although this concern appears to be resolved, it is unknown at this time what, if any, future concerns could impact the use of ICS/LABA and its potential impact on the prospects for FF/VI. Any adverse change in FDA policy or guidance regarding the use of LABAs to treat asthma could significantly harm our business and the price of our securities could fall.

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

Although we have announced the completion of, and reported certain top‑line data from, the Phase 3 registrational program for FF/VI in COPD and asthma, additional studies of FF/VI are underway or may commence in the future. Any adverse developments or perceived adverse developments with respect to any prior, current or future studies in these programs could significantly harm our business and the price of our securities could fall.

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
•
safety, efficacy or other concerns arising from clinical or non‑clinical studies in these programs having to do with the LABA VI, which is a component of FF/VI and UMEC/VI;
•
analysts adjusting their sales forecasts downward from previous projections based on results or interpretations of results of prior, current or future studies;
•
safety, efficacy or other concerns arising from clinical or non‑clinical studies in these programs;
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

We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. As a part of the overall Spin-Off transaction, the transfer of certain assets by us to Theravance Biopharma and our distribution of Theravance Biopharma ordinary shares resulted in taxable transfers pursuant to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and Treasury Regulations. The taxable gain recognized by us attributable to the transfer of certain assets to Theravance Biopharma generally equaled the excess of the fair market value of each asset transferred over our adjusted tax basis in such asset. Although we did not recognize any gain with respect to the cash we transferred to Theravance Biopharma, we may recognize substantial gain based on the fair market value of the other assets (other than cash) transferred to Theravance Biopharma. The determination of the fair market value of these assets is subjective and could be subject to adjustments or future challenge by the Internal Revenue Service (“IRS”), which could result in an increase in the amount of gain realized by us as a result of the transfer. Our U.S. federal income tax resulting from any gain recognized upon the transfer of our assets to Theravance Biopharma (including any increased U.S. federal income tax that may result from a subsequent determination of higher fair market values for the transferred assets), may be reduced by our net operating loss carryforward. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Code. Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. We have conducted an analysis to determine whether an ownership change had occurred since inception through October 31, 2021 and concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. Subsequent changes in our ownership or sale of our stock could have the effect of limiting the use of our net operating losses in the future. There may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Clinical studies involving product candidates partnered with GSK may reveal that those candidates are ineffective, inferior to existing approved medicines, unacceptably toxic, or that they have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later‑stage clinical studies may not produce the same results as earlier‑stage clinical studies.

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later clinical or non‑clinical studies. In addition, clinical and non‑clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. If these studies are substantially delayed or fail to prove the safety and effectiveness of product candidates in development partnered with GSK, GSK may not receive regulatory approval for such product candidates and our business and financial condition could be materially harmed and the price of our securities might fall.

Several well‑publicized Complete Response letters issued by the FDA and safety‑related product withdrawals, suspensions, post‑approval labeling revisions to include boxed warnings and changes in approved indications over the last several years, as well as growing public and governmental scrutiny of safety issues, have created a conservative regulatory environment. The implementation of new laws and regulations and revisions to FDA clinical trial design guidance have increased uncertainty regarding the approvability of a new drug. Further, there are additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal risk evaluation and mitigation strategy at the FDA’s discretion. These laws, regulations, additional requirements and changes in interpretation could cause non‑approval or further delays in the FDA’s review and approval of any product candidates in any respiratory program partnered with GSK.

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

For example, at the joint meeting of the Pulmonary‑Allergy Drugs Advisory Committee and Drug Safety and Risk Management Advisory Committee of the FDA regarding the sNDA for BREO® ELLIPTA® as a treatment for asthma, the advisory committee recommended that a large LABA safety trial with BREO® ELLIPTA® should be required in adults and in children ages 12‑17, similar to the ongoing LABA safety trials being conducted as an FDA Post‑Marketing Requirement by each of the manufacturers of LABA containing asthma treatments. The FDA did not concur with the recommendation. A pediatric program including patients 5‑17 years of age is currently ongoing.

In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we or GSK become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers’ facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on GSK, including requiring it to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. GSK is also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which any of the product candidates in any respiratory program partnered with GSK are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non‑clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post‑market surveillance, advertising, dissemination of information and promotion. Any failure to maintain regulatory approval would limit GSK’s ability to commercialize the product candidates in any respiratory program partnered with GSK, which could materially and adversely affect our business and financial condition, and which may cause the price of our securities to fall.

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

For instance, on February 1, 2022, we submitted to Entasis Therapeutics Holdings, Inc. (NASDAQ: ETTX) ("Entasis") a non-binding proposal to acquire all of the outstanding stock of Entasis not owned by us for all cash consideration. The proposal is non-binding and is subject to a number of conditions, including the receipt of requisite board and shareholder approvals, confirmatory diligence and negotiation and execution of a definitive merger agreement. There can be no assurance that a definitive agreement with respect to the transaction will be executed or, if executed, whether the transaction will be consummated. There is also no certainty as to the timetable for execution of a definitive agreement, if any. Any failure by us to complete this acquisition on a timely basis, or at all, or to realize the benefits that we expect as a result of the acquisition, could have an adverse effect on our business.

We have a significant amount of debt including our convertible subordinated notes and convertible senior notes that are senior in capital structure and cash flow, respectively, to our common stockholders. Satisfying the obligations relating to our debt could adversely affect our liquidity or the amount or timing of potential distributions to our stockholders.

As of December 31, 2021, we had $433.5 million in total debt outstanding, comprised primarily of $241.0 million in principal that remains outstanding under our convertible subordinated notes due 2023 (the “2023 Notes”) and $192.5 million in principal outstanding under our convertible senior notes due 2025 (the “2025 Notes”) (the 2023 Notes and 2025 Notes hereinafter, the “Notes”). The Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and, under the 2023 Notes, the change of a majority of our Board of Directors without the approval of the Board of Directors. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us.

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

We rely and will continue to rely on outsourcing arrangements for many of our activities, including financial reporting, accounting, IT, human resources, strategic investment evaluation, business acquisition and integration.

As of December 31, 2021, we had only five employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting, accounting, IT, human resources, strategic investment evaluation, business acquisition and integration, as well as for certain of our functions as a public company. We may have limited control over these third parties, and we cannot guarantee that they will perform their obligations in an effective and timely manner.

As we continue to develop our business, including through strategic acquisitions and investments, our mix of assets and our sources of income may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

We are not currently, nor do we currently intend to become, registered as an investment company under the Investment Company Act of 1940 ("the 40 Act"). We are primarily engaged, and hold ourselves as being primarily engaged, in the royalty management business and not primarily engaged in the business of investing, reinvesting or trading in securities. In addition, we monitor our mix of assets to ensure that we do not otherwise meet the definition of an investment company. Accordingly, we are not subject to the provisions of the 40 Act, such as compliance with the 40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions.

A company will generally be deemed to be an “investment company” for purposes of the 40 Act if:

•
it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•
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

In addition, we rely on third parties for several important aspects of our business. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third‑party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

Risks Related to our Alliance with GSK

Because all our current revenues and near-term projected revenues have historically been derived from products under the GSK Agreements, disputes with GSK could harm our business and cause the price of our securities to fall.

Historically, all of our current and near-term projected revenues have been derived from products under the GSK Agreements. We expect royalties from such products will likely continue to comprise a substantial majority of our revenues in the future. Any action or inaction by either GSK or us that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between the parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non‑performance of contractual obligations and allegations of non‑performance, disagreements over the relative marketing and sales efforts for our partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In addition, while we obtained GSK’s consent to the Spin‑Off as structured, GSK could decide to challenge various aspects of our post‑Spin‑Off operation of TRC, the limited liability company jointly owned by us and Theravance Biopharma, as violating or allowing it to terminate the GSK Agreements. Although we believe our operation of TRC fully complies with the GSK Agreements and applicable law, there can be no assurance that we would prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any market or investor uncertainty about the respiratory programs partnered with GSK or the enforceability of the GSK Agreements could result in significant reduction in the market price of our securities and in other material harm to our business.

Because GSK is a strategic partner, it may take actions that in certain cases are materially harmful to our business or to our stockholders.

GSK is a strategic partner with rights and obligations under the GSK Agreements that cause its interests to differ from our interests and those of our stockholders. In particular, GSK has a substantial respiratory product portfolio in addition to the partnered products that are covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with us. For example, GSK could promote its non‑GSK/Innoviva respiratory products or a partnered product for which we are entitled to receive a lower percentage of royalties, delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, or take other actions, such as making public statements, that have a negative effect on our stock price. In this regard and by way of example, sales of Advair®, GSK’s approved medicine for both COPD and asthma, continue to be significantly greater than sales of RELVAR®/BREO® ELLIPTA®, and GSK has indicated publicly that it intends to continue commercializing Advair®. Also, given the potential future royalty payments which GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us in order to reduce those payment obligations. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in our best interest or the best interest of our stockholders. In addition, following the FDA regulatory approval of TRELEGY® ELLIPTA® in September 2017, GSK’s diligent efforts obligations as to commercialization matters under the GSK Agreements has had the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Since GSK’s commercialization efforts following this regulatory approval have been guided by a portfolio approach across products in which we have retained our full interest and also products in which we now have only a portion of our former interest, GSK’s commercialization efforts may have the effect of reducing the overall value of our remaining interests in the products covered by the GSK Agreements in the future.

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

In the course of our discussions with GSK concerning the Spin‑Off of Theravance Biopharma, GSK indicated to us that it believes that its consent may be required before we can engage in certain transactions designed to monetize the future value of royalties that may be payable to us from GSK under the GSK Agreements. GSK has informed us that it believes that there may be certain covenants included in these types of transactions that might violate certain provisions of the GSK Agreements. Although we believe that we can structure royalty monetization transactions in a manner that fully complies with the requirements of the GSK Agreements without GSK’s consent, a third party in a proposed monetization transaction may nonetheless insist that we obtain GSK’s consent for the transaction or restructure the transaction on less favorable terms. We have obtained GSK’s agreement that (i) we may grant certain pre‑agreed covenants in connection with monetization of our interests in RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy and portions of our interests in TRC, and (ii) it will not unreasonably withhold its consent to our requests to grant other covenants, provided among other conditions, that in each case, the covenants are not granted in favor of a pharmaceutical or biotechnology company with a product either being developed or commercialized for the treatment of respiratory disease. If we seek GSK’s consent to grant covenants other than pre‑agreed covenants, we may not be able to obtain GSK’s consent on reasonable terms, or at all. If we proceed with a royalty monetization transaction that is not otherwise covered by the GSK Agreement without GSK’s consent, GSK could request that its consent be obtained or seek to enjoin or otherwise challenge the transaction as violating or allowing it to terminate the GSK Agreements. Regardless of the merit of any claims by GSK, we would incur significant cost and diversion of resources in defending against GSK’s claims or asserting our own claims and GSK may seek concessions from us in order to provide its consent. Any uncertainty about whether or when we could engage in a royalty monetization transaction, the potential impact on the enforceability of the GSK Agreements or the loss of potential royalties from the respiratory programs partnered with GSK, could impair our ability to pursue a return of capital strategy for our stockholders ahead of our receipt of significant royalties from GSK, result in significant reduction in the market price of our securities and cause other material harm to our business.

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

To the extent the intellectual property protection of products in any respiratory program partnered with GSK is successfully challenged or encounter problems with the U.S. Patent and Trademark Office or other comparable agencies throughout the world, the commercialization of these products could be delayed, limited or prevented. Any challenge to the intellectual property protection of a late‑stage development asset or approved product arising from any respiratory program partnered with GSK could harm our business and cause the price of our securities to fall.

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

Additionally, in May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to us for a strategic repurchase of shares held by GSK. Pursuant to the letter agreement entered into between Strategic Partners, the Partnership and Sarissa Capital Fund GP LP on May 20, 2021, Strategic Partners agreed to make additional capital contributions to the Partnership in an aggregate amount equal to the amount of the May 2021 distribution prior to March 31, 2022. Any such capital contribution will reduce the amount of available capital which may impact our ability to execute our strategy in the short term.

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

The price of our securities has been volatile and may continue to be so. Between January 1, 2021 and December 31, 2021, the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market varied between $10.92 and $18.97 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our securities:

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
•
regulatory developments in the U.S. and foreign countries, including recent tax reform and the possibility that future presidential administrations and the U.S. Congress may seek to modify or replace PPACA and to implement or pass other reforms to the healthcare system, including proposed related legislation related to the pricing of pharmaceuticals with new healthcare legislation;
•
economic and other external factors beyond our control;
•
sales of stock by us or by our stockholders, including sales by certain of our employees and directors whether or not pursuant to selling plans under Rule 10b5‑1 of the Securities Exchange Act of 1934, as amended; and
•
relative illiquidity in the public market for our common stock (our five largest stockholders collectively owned approximately 43.7% of our outstanding common stock as of December 31, 2021 based on our review of publicly available filings).

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

Anti‑takeover provisions in our charter and bylaws and in Delaware law could prevent or delay a change in control of our company.

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

The TCJA is a complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our partners business cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common stock is uncertain and could be materially adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors in common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common stock.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

The outbreak of the novel coronavirus (“COVID-19”) has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The Company is closely monitoring developments related to the COVID-19 pandemic to assess its impact on the Company’s business. It is possible that an extended period of global supply chain and economic disruption resulting from the COVID-19 pandemic could materially affect our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters consist of a lease of 2,111 square feet of office space in Burlingame, California, which expires in November 2022. We do not own or lease any other properties.

ITEM 3. LEGAL PROCEEDINGS

In May 2019, Theravance Biopharma, which is the owner of 85% of the economic interests in TRC, initiated arbitration against Innoviva and TRC, relating to a dispute as to the determination by Innoviva (as manager of TRC) to cause TRC to explore potential reinvestment opportunities for the royalty proceeds received by GSK into initiatives that Innoviva believes will increase the value of TRC and TRELEGY® ELLIPTA®. Theravance Biopharma alleged that, in causing TRC to not distribute substantially all royalty proceeds received from GSK, Innoviva breached the limited liability company operating agreement governing TRC (the “Operating Agreement”), as well as the fiduciary duties applicable to Innoviva as manager of TRC. The hearing in respect of the arbitration was conducted from July 23, 2019 through July 25, 2019. Post-arbitration oral argument was heard on August 14, 2019. On September 26, 2019, the arbitrator issued a final decision. The arbitrator ruled that Innoviva did not breach the Operating Agreement or its fiduciary duties by withholding royalties or pursuing reinvestment opportunities. Accordingly, Innoviva is permitted to continue to pursue development and commercialization initiatives. The arbitrator did conclude that Innoviva breached a provision of the Operating Agreement requiring Innoviva to deliver quarterly financial plans to Theravance Biopharma. However, the arbitrator concluded that this technical breach did not cause any damages to Theravance Biopharma and the arbitrator awarded limited injunctive relief to expand and clarify the disclosure obligations under the Operating Agreement related to the delivery of financial plans and the pursuit of investment opportunities (if those opportunities related to TRELEGY® ELLIPTA®). Finally, the arbitrator ruled that the Company is entitled to indemnification from TRC for 95% of its fees and expenses incurred in connection with the arbitration.

On September 30, 2019, Innoviva and TRC filed a Verified Complaint in the Court of Chancery of the State of Delaware (“Court of Chancery”) to confirm the arbitration award. The award was confirmed by the Court of Chancery on May 4, 2020.

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

On October 6, 2020, Theravance Biopharma initiated a new arbitration against Innoviva and TRC, challenging Innoviva’s authority as manager of TRC to cause TRC to pursue non-Trelegy related investment opportunities and again alleging that Innoviva is required to cause TRC to distribute substantially all royalty proceeds from GSK. The hearing in respect of the arbitration was conducted from February 16, 2021 through February 19, 2021. Post-arbitration oral argument was heard on March 8, 2021. On March 30, 2021, the arbitrator issued a final decision. The arbitrator ruled that Innoviva did not breach the Operating Agreement or its fiduciary duties by withholding royalties to pursue non-Trelegy-related investment opportunities. Additionally, the arbitrator ruled that the Company is entitled to indemnification from TRC for 100% of its fees and expenses reasonably incurred in connection with the arbitration.

On April 15, 2021, Innoviva filed a Verified Complaint in the Court of Chancery to confirm the arbitration award. On May 19, 2021, Theravance Biopharma submitted an answer to the Verified Complaint and filed a Motion to Modify the Arbitral Award, alleging that it contained a mathematical error. The parties filed a proposed stipulation to remand the motion to Chancellor Chandler for his consideration, which the Court of Chancery granted. On June 25, 2021, Innoviva submitted a brief to Chancellor Chandler in opposition to the motion and on July 15, 2021, Theravance Biopharma submitted a reply brief. On August 6, 2021, Chancellor Chandler issued a modified final award, which did not affect any of his ultimate conclusions. The modified award was confirmed by the Court of Chancery on September 16, 2021.

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

Holders

As of February 14, 2022, there were 65 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

In May 2021, the Company repurchased 32,005,260 shares of its common stock from GSK at $12.25 per share for a total amount (including related transaction fees) of $394.1 million. The repurchased shares represented all of GSK's equity stake in the Company, which was approximately 32% of the Company.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2016 and ending on December 31, 2021, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the Nasdaq S&P Small Cap 600 Pharma Index and (iii) the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 31, 2016 in each of (1) our common stock, (2) the Nasdaq Composite Index, (3) the Nasdaq S&P Small Cap 600 Pharma Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10‑K or future filings made by us under those statutes, this Stock Performance Graph section shall not be deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Innoviva, Inc., the Nasdaq Composite Index, Nasdaq Biotechnology Index, and Nasdaq S&P Small Cap 600 Pharma Index.

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
INVA TR
NASDAQ Composite TR
NASDAQ Biotechnology Index TR
S&P SmallCap 600 Pharma TR

* $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10‑K. The information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategy for our business, our operating expenses, and future payments under our collaboration agreements, includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section entitled “Risk Factors” in Item 1A of Part I above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis. See the section entitled “Special Note Regarding Forward Looking Statements” above for more information.

Management Overview

Innoviva, Inc. (“Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a company with a portfolio of royalties and other healthcare assets. Our royalty portfolio contains respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/ vilanterol, “FF/VI”), ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”) and TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). Under the Long‑Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%. Innoviva is also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to Theravance Respiratory Company, LLC (“TRC”), including TRELEGY® ELLIPTA® and any other product or combination of products that may be discovered or developed in the future under the LABA Collaboration Agreement and the Strategic Alliance Agreement with GSK (referred to herein as the “GSK Agreements”), which have been assigned to TRC other than RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets partnered with GSK, including the commercial and developmental obligations associated with the GSK Agreements, optimizing capital allocation, and providing for certain essential reporting and management functions of a public company. As of December 31, 2021, we had five employees. Our revenues consist of royalties from our respiratory partnership agreements with GSK.

Financial Highlights

In the year ended December 31, 2021, the net income attributable to Innoviva stockholders was $265.9 million, an increase of $41.5 million from net income of $224.4 million in the year ended December 31, 2020. The increase was primarily due to $65.1 million higher royalty income and $91.0 million of positive change in fair values of equity and long-term investments recognized in the year ended December 31, 2021, as further described below. Cash and cash equivalents totaled $201.5 million, total value of our equity and long-term investments was $483.8 million, and royalty receivable was $110.7 million as of December 31, 2021.

Collaborative Arrangements with GSK

LABA Collaboration

In November 2002, we entered into the LABA Collaboration Agreement with GSK to develop and commercialize once‑daily LABA products for the treatment of COPD and asthma (the “LABA Collaboration Agreement”). For the treatment of COPD, the collaboration has developed three combination products:

•
RELVAR®/BREO® ELLIPTA® (“FF/VI”) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once‑daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (“ICS”), fluticasone furoate (“FF”),
•
ANORO® ELLIPTA® (“UMEC/VI”), a once‑daily medicine combining a long‑acting muscarinic antagonist (“LAMA”), umeclidinium bromide (“UMEC”), with a LABA, vilanterol (VI), and
•
TRELEGY® ELLIPTA® (the combination FF/UMEC/VI), a once‑daily combination medicine consisting of an ICS, LAMA and LABA.

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

We are also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC in connection with the Spin‑off including TRELEGY® ELLIPTA®, which royalties are upward tiering and range from 6.5% to 10%.

2004 Strategic Alliance

In March 2004, we entered into the Strategic Alliance Agreement with GSK where GSK received an option to license exclusive development and commercialization rights to product candidates from certain of our discovery programs on pre‑determined terms and on an exclusive, worldwide basis. In 2005, GSK licensed our MABA program for the treatment of COPD, and in October 2011, we and GSK expanded the MABA program by adding six additional Innoviva‑discovered preclinical MABA compounds (the “Additional MABAs”). The development program was funded in full by GSK. In 2020, GSK terminated the program and paid a $10.0 million termination fee to TRC. This fee was recognized as revenue from collaborative arrangements with a related party on our consolidated statements of income for the year ended December 31, 2020.

Strategic Partnership with Sarissa Capital

Strategic Advisory Agreement

On December 11, 2020, we entered into a Strategic Advisory Agreement (the “Services Agreement”) with Sarissa Capital Management LP (“Sarissa Capital”), pursuant to which Sarissa Capital provides a variety of strategic services to us in order to assist us in the development and execution of our acquisition strategy. The services are provided free of charge to us. Sarissa Capital is considered to be a related party due to its investment in Innoviva's common stock and its representation on our Board of Directors.

Partnership Agreement

On December 11, 2020, Innoviva Strategic Partners LLC, our wholly owned subsidiary (“Strategic Partners”), entered into a subscription agreement (the “Subscription Agreement”) and an Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”) pursuant to which Strategic Partners became a limited partner of ISP Fund LP (the “Partnership”). The general partner of the Partnership (the “General Partner”) is an affiliate of Sarissa Capital and, pursuant to an investment management agreement, Sarissa Capital acts as the investment adviser to the Partnership. Strategic Partners made a $300 million initial contribution into the Partnership. The Partnership was formed for the purposes of investing in equity securities in the healthcare, pharmaceutical and biotechnology industries. The Partnership Agreement provides for Sarissa Capital to receive a customary one percent management fee from the Partnership, payable quarterly in advance, measured based on the Net Asset Value of Strategic Partners’ capital account in the Partnership. In addition, the General Partner is entitled to a customary 10% annual performance allocation based on the Net Profits of the Partnership during the annual measurement period. The Partnership Agreement includes a lock-up period of thirty-six months after which Strategic Partners is entitled to make withdrawals from the Partnership as of such lock-up expiration date and each anniversary thereafter, subject to certain limitations.

In May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to Innoviva for a strategic repurchase of Innoviva common shares held by GSK. Pursuant to the letter agreement entered into between Strategic Partners, the Partnership, and Sarissa Capital Fund GP LP on May 20, 2021, Strategic Partners agreed to make additional capital contributions to the Partnership in an aggregate amount equal to the amount of the May 2021 distribution prior to March 31, 2022. The capital contributions will then be subject to a 36-month lock up period from the contribution date.

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

Capitalized Fees paid to a Related Party

We review our Capitalized Fees for impairment on a product‑by‑product basis for each major geographic area when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of Capitalized Fees is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We derive the required cash flow estimates from near‑term forecasted product sales and long‑term projected sales in the corresponding market. Based upon our analyses, no impairment charges have been recorded on the Capitalized Fees as of December 31, 2021.

Equity and Long-Term Investments

We hold warrants in InCarda Therapeutics Inc. (“InCarda”), a privately held, clinical-stage biopharmaceutical company. The warrants are classified as Level 3 financial instruments and recorded at fair value subject to remeasurement at each balance sheet date. We use the Black-Scholes-Merton pricing model to estimate the fair value of the warrants with the following input assumptions: the exercise price of the warrants, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of its public peer companies.

Our other Level 3 financial instruments include the Gate Neurosciences Inc. (“Gate”) convertible promissory note and private placement positions held by ISP Fund LP as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies.

Fair Value of Stock‑Based Compensation Awards

We use the Black‑Scholes‑Merton option pricing model to estimate the fair value of options as of the date of grant. The Black‑Scholes‑Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We use the “simplified” method as described in Staff Accounting Bulletin No. 107, “Share Based Payment” for the expected option term. We use our historical volatility to estimate expected stock price volatility. The estimated fair value of the option is expensed on a ratable basis over the expected term of the grant.

We determine the fair value of RSUs and RSAs based on the fair market values of the underlying stock on the dates of grant. The fair value of service based RSUs and RSAs is expensed on a ratable or straight‑line basis over the expected term of the vesting. The fair value of performance‑contingent RSUs and RSAs is expensed using an accelerated method over the requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance indicators being met on a continuous basis. The grant date fair value of the RSUs and RSAs with a market condition is determined using a Monte Carlo valuation model and the compensation expense is recognized over the implied service period.

Stock‑based compensation expense was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures as of the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The estimated annual forfeiture rates for stock options, RSUs and RSAs are based on our historical forfeiture experience.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Royalties from a related party - RELVAR/BREO	$234,066	$221,536	$189,424	$12,530	6%	$32,112	17%
Royalties from a related party - ANORO	44,935	45,992	42,625	(1,057)	(2)%	3,367	8%
Royalties from a related party - TRELEGY	126,688	73,089	42,790	53,599	73%	30,299	71%
Total royalties from a related party	405,689	340,617	274,839	65,072	19%	65,778	24%
Less: amortization of capitalized fees paid to a related party	(13,823)	(13,823)	(13,823)	—	*	—	*
Royalty revenue	391,866	326,794	261,016	65,072	20%	65,778	25%
Strategic alliance - MABA program	—	10,000	—	(10,000)	*	10,000	*
Total net revenue from GSK	$391,866	$336,794	$261,016	$55,072	16%	$75,778	29%

* Not Meaningful

Total net revenue increased to $391.9 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. Royalties for RELVAR®/BREO® ELLIPTA® increased due to favorable adjustments, increased patient adherence and continued volume growth in certain markets. ANORO® ELLIPTA® decreased slightly mainly due to the increasing pricing pressure in the U.S. Royalties for TRELEGY® ELLIPTA® were higher due to the continued growth in triple therapy class and expanded sales in new markets.

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

Research & Development

Research and development (“R&D”) expenses of $0.6 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively, were attributable to Pulmoquine’s product development efforts. Pulmoquine was dissolved and its product development was discontinued at the end of 2021.

No R&D expenses were incurred during the year ended December 31, 2019.

General & Administrative

General and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
General and administrative	$16,187	$13,883	$14,656	$2,304	17%	$(773)	(5)%

General and administrative expenses increased by $2.3 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, mainly attributable to increased business development activities and higher legal expenses incurred for the arbitration between Theravance Biopharma, the Company and TRC. The legal costs for the years ended December 31, 2021 and 2020 were $3.3 million and $1.7 million, respectively.

General and administrative expenses decreased by $0.8 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, mainly attributable to lower operating expenses incurred.

Interest and Dividend Income and Other Expense, net

Interest and dividend income and other expense, net, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Interest and dividend income	1,839	1,524	5,540	315	21%	(4,016)	(72)%
Other expense, net	$(3,626)	$(348)	$(345)	$(3,278)	*	$(3)	1%

* Not Meaningful

Interest and dividend income increased for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher returns on investments, including those managed by ISP Fund LP. Interest income decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to lower interest rates resulting from the COVID-19 pandemic. The increase in other expense, net, for the year ended December 31, 2021, compared to prior years, was primarily due to investment management fees incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Interest expense	$19,070	$18,331	$18,660	$739	4%	$(329)	(2)%

Interest expense increased slightly for the year ended December 31, 2021, compared to the prior years primarily due to more debt discount and issuance costs being recognized through amortization.

Changes in Fair Values of Equity and Long-Term Investments

Changes in Fair Values of Equity and Long-Term Investments, net, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Changes in fair values of equity and long-term investments, net	$91,030	$50,277	$—	$40,753	81%	$50,277	*

* Not Meaningful

The changes in fair values of equity and long-term investments year over year reflect the realized gains and net unrealized gains and losses in our strategic investments in Armata, Entasis, InCarda, and Gate, and those investments managed by ISP Fund LP.

Income Taxes

Income tax expense, net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Income tax expense, net	$76,439	$60,431	$41,902	$16,008	26%	$18,529	44%

As of December 31, 2021, 2020 and 2019, we had net operating loss carryforwards for federal income taxes of $92.9 million, $361.5 million, and $0.6 billion, respectively. As of December 31, 2021, 2020 and 2019, we had federal research and development tax credit carryforwards of $42.1 million, $43.6 million, and $44.4 million, respectively.

For the year ended December 31, 2021, 2020 and 2019, we recognized $76.4 million, $60.4 million, and $41.9 million of income tax expense, respectively, mainly based on the taxable income generated during those years.

We had total unrecognized tax benefits of $14.9 million as of December 31, 2021. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $8.4 million as of December 31, 2021. Our total unrecognized tax benefits as of December 31, 2020 and December 31, 2019 were $15.2 million and $15.3 million, respectively.

Utilization of net operating loss and tax credit carryforwards is subject to rules, provided by the Internal Revenue Code and similar state provisions, governing annual limitations tied to ownership changes. We conducted an analysis through October 31, 2021 to determine whether an ownership change had occurred since inception. The study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. However, notwithstanding the applicable annual limitations, we estimate that no portion of the net operating loss or credit carryforwards will expire before becoming available to reduce federal and state income tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Net income attributable to noncontrolling interest	$102,983	$69,412	$33,705	$33,571	48%	$35,707	106%

Net income attributable to noncontrolling interest represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma. The year over year increases were primarily due to the growth in prescriptions and market share for TRELEGY® ELLIPTA®.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the year ended December 31, 2021, we generated gross royalty revenues from GSK of $405.7 million. Net cash and cash equivalents totaled $201.5 million, and royalties receivable from GSK totaled $110.7 million, as of December 31, 2021.

As of December 31, 2021, we had two outstanding convertible notes, the 2023 Notes and the 2025 Notes, in an aggregate principal amount of $433.5 million, of which $241.0 million becomes due in January 2023. The remainder amount of $192.5 million will become due in August 2025. Future interest payments associated with these notes total $26.9 million.

In May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to Innoviva for a strategic repurchase of Innoviva common shares held by GSK. Pursuant to the letter agreement entered into between Strategic Partners, the Partnership, and Sarissa Capital Fund GP LP on May 20, 2021, Strategic Partners agreed to make additional capital contributions to the Partnership in an aggregate amount equal to the amount of the May 2021 distribution prior to March 31, 2022. The capital contributions will then be subject to a 36-month lock up period from the contribution date.

Adequacy of Cash Resources to Meet Future Needs

We believe that cash from projected future royalty revenues and our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated debt service and operating needs for at least the next 12 months based upon current operating plans and financial forecasts. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding in the form of public or private equity offerings or debt financings at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, from time to time we may restructure or reduce our debt, including through privately negotiated repurchases, tender offers, redemptions, amendments, or otherwise, all allowable with the terms of our debt agreements.

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2021	2020	2019	2021	2020
Net cash provided by operating activities	$363,813	$313,113	$257,458	$50,700	$55,655
Net cash provided by (used in) investing activities	43,722	(314,937)	(18,003)	358,659	(296,934)
Net cash used in financing activities	(452,497)	(29,785)	(23,776)	(422,712)	(6,009)

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2021 was $363.8 million, consisting primarily of our net income of $368.8 million, adjusted for non-cash items such as $76.4 million of deferred income taxes, $13.8 million of depreciation and amortization, $9.1 million amortization of debt discount and issuance costs, $2.0 million of stock-based compensation expense, partially offset by a $89.3 million increase in the fair values of our equity and long-term investments and an increase in receivables from collaborative arrangements of $16.8 million.

Cash provided by operating activities for the year ended December 31, 2020 was $313.1 million, consisting primarily of our net income of $293.8 million, adjusted for non-cash items such as $60.4 million of deferred income taxes, $13.8 million of depreciation and amortization, $8.4 million amortization of debt discount and issuance costs, $1.7 million of stock-based compensation expense, partially offset by a $50.3 million increase in the fair values of our equity and long-term investments and an increase in receivables from collaborative arrangements of $14.5 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2021 of $43.7 million was primarily due to $110.0 million net cash inflow from $301.0 million sales and $191.0 million purchases of equity and other investments managed by ISP Fund LP, offset by $66.3 million in purchases of various investment instruments including, but not limited to, common stock, warrants, convertible debt investment, money market funds and other securities.

Net cash used in investing activities for the year ended December 31, 2020 of $314.9 million was primarily due to $300.0 million in the purchases of equity and other investments managed by ISP Fund LP and $100.9 million in purchases of common stock, warrants, money market funds, and other securities, offset by $86.0 million of proceeds received from maturities of marketable securities.

Net cash used in investing activities for the year ended December 31, 2019 of $18.0 million was primarily due to $231.9 million in purchases of marketable securities, partially offset by $213.9 million of proceeds received from maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2021 of $452.5 million was primarily due to a $394.1 million repurchase of our common stock from GSK and $59.5 million distributions to noncontrolling interest.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters. As such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our portfolio of investments in debt securities and the debt that we have issued. We account for our investments in debt securities at fair value, with unrealized gains or losses recorded as a component of other comprehensive income. We believe that our exposure to interest rate risk is not material as all investments other than equity and long-term investments were in money market funds as of December 31, 2021.

We account for our 2023 Notes and 2025 Notes on an amortized cost basis and our recognized value of the debt does not reflect changes in fair value. Also, because our 2023 Notes and 2025 Notes bear interest at a fixed rate, our cash flows are not subject to variability as a result of changes in interest rates. However, we do disclose the estimated fair value of our debt and we are exposed to changes in fair value that may occur as a result of interest rate fluctuations. As of December 31, 2021, based on available pricing information, the fair values of our 2023 Notes and 2025 Notes were estimated to be $261.8 million and $234.5 million, respectively. The 2023 Notes and 2025 Notes bear interest at a fixed rate of 2.125% and 2.5%, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$201,525	$246,487
Related party receivables from collaborative arrangements	110,711	93,931
Prepaid expenses and other current assets	1,437	1,640
Total current assets	313,673	342,058
Property and equipment, net	12	28
Equity and long-term investments	483,845	438,258
Capitalized fees paid to a related party, net	111,430	125,253
Deferred tax assets, net	17,327	93,759
Other assets	108	214
Total assets	$926,395	$999,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27	$66
Accrued personnel-related expenses	619	490
Accrued interest payable	4,152	4,152
Other accrued liabilities	1,009	1,402
Total current liabilities	5,807	6,110
Long-term debt, net of discount and issuance costs	394,653	385,517
Other long-term liabilities	—	106
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 69,566 and 101,392 issued and outstanding as of December 31, 2021 and December 31, 2020 respectively	696	1,014
Treasury stock: at cost, 32,005 and no shares at December 31, 2021 and December 31, 2020, respectively	(393,829)	—
Additional paid-in capital	1,264,024	1,260,900
Accumulated deficit	(456,148)	(722,002)
Total Innoviva stockholders’ equity	414,743	539,912
Noncontrolling interest	111,192	67,925
Total stockholders’ equity	525,935	607,837
Total liabilities and stockholders’ equity	$926,395	$999,570

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $13,823 in the years ended December 31, 2021, 2020, 2019 respectively	$391,866	$326,794	$261,016
Revenue from collaborative arrangement with a related party	—	10,000	—
Total net revenue	391,866	336,794	261,016
Operating expenses:
Research and development	576	1,788	—
General and administrative	16,187	13,883	14,656
Total operating expenses	16,763	15,671	14,656
Income from operations	375,103	321,123	246,360
Interest and dividend income	1,839	1,524	5,540
Other expense, net	(3,626)	(348)	(345)
Interest expense	(19,070)	(18,331)	(18,660)
Changes in fair values of equity and long-term investments, net	91,030	50,277	—
Income before income taxes	445,276	354,245	232,895
Income tax expense, net	76,439	60,431	41,902
Net income	368,837	293,814	190,993
Net income attributable to noncontrolling interest	102,983	69,412	33,705
Net income attributable to Innoviva stockholders	$265,854	$224,402	$157,288
Basic net income per share attributable to Innoviva stockholders	$3.24	$2.21	$1.55
Diluted net income per share attributable to Innoviva stockholders	$2.87	$2.02	$1.43
Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	82,062	101,320	101,150
Shares used to compute diluted net income per share	94,310	113,554	113,409

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$368,837	$293,814	$190,993
Unrealized gain on marketable securities, net	—	—	30
Reclassifications to net income	—	(27)	—
Comprehensive income	368,837	293,787	191,023
Comprehensive income attributable to noncontrolling interest	102,983	69,412	33,705
Comprehensive income attributable to Innoviva stockholders	$265,854	$224,375	$157,318

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance as of December 31, 2018	101,098	$1,011	$1,256,267	$(3)	$(1,103,692)	—	$—	$5,469	$159,052
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10,553)	(10,553)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	190	2	536	—	—	—	—	—	538
Stock-based compensation	—	—	2,056	—	—	—	—	—	2,056
Net income	—	—	—	—	157,288	—	—	33,705	190,993
Other comprehensive income	—	—	—	30	—	—	—	—	30
Balance as of December 31, 2019	101,288	$1,013	$1,258,859	$27	$(946,404)	—	$—	$28,621	$342,116
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(30,474)	(30,474)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	—	—	366	366
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	104	1	343	—	—	—	—	—	344
Stock-based compensation	—	—	1,698	—	—	—	—	—	1,698
Net income	—	—	—	—	224,402	—	—	69,412	293,814
Other comprehensive income	—	—	—	(27)	—	—	—	—	(27)
Balance as of December 31, 2020	101,392	$1,014	$1,260,900	$—	$(722,002)	—	$—	$67,925	$607,837
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(59,457)	(59,457)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	—	—	(259)	(259)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	179	2	1,107	—	—	—	—	—	1,109
Repurchase of common stock	(32,005)	(320)	—	—	—	32,005	(393,829)	—	(394,149)
Stock-based compensation	—	—	2,017	—	—	—	—	—	2,017
Net income	—	—	—	—	265,854	—	—	102,983	368,837
Balance as of December 31, 2021	69,566	$696	$1,264,024	$—	$(456,148)	32,005	$(393,829)	$111,192	$525,935

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$368,837	$293,814	$190,993
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	76,432	60,420	41,875
Depreciation and amortization	13,832	13,840	13,874
Stock-based compensation	2,017	1,698	2,056
Amortization of debt discount and issuance costs	9,136	8,397	7,799
Loss on write-off of property and equipment	—	—	104
Loss on extinguishment of debt	—	—	216
Amortization of discount on short-term investments	—	(343)	(2,229)
Amortization of lease guarantee	—	(135)	(325)
Changes in fair values of equity and long-term investments, net	(89,309)	(50,277)	—
Other non-cash items	(259)	21	—
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(16,780)	(14,504)	3,859
Prepaid expenses and other current assets	203	(678)	(113)
Other assets	—	—	27
Accounts payable	(39)	56	(1)
Accrued personnel-related expenses and other accrued liabilities	(257)	804	(439)
Accrued interest payable	—	—	(112)
Other long-term liabilities	—	—	(126)
Net cash provided by operating activities	363,813	313,113	257,458
Cash flows from investing activities
Maturities of marketable securities	—	86,000	213,924
Purchases of marketable securities	—	(12,943)	(231,915)
Purchases of equity and long-term investments	(66,278)	(87,981)	—
Purchases of equity investments managed by ISP Fund LP	(190,970)	(14,877)	—
Sales of equity investments managed by ISP Fund LP	21,440	—	—
Purchase and sales of other investments managed by ISP Fund LP, net	279,530	(285,123)	—
Purchases of property and equipment	—	(13)	(12)
Net cash provided by (used in) investing activities	43,722	(314,937)	(18,003)
Cash flows from financing activities
Repurchase of common stock	(394,149)	—	—
Distributions to noncontrolling interest	(59,457)	(30,474)	(10,553)
Repurchase of shares to satisfy tax withholding	(60)	(92)	(89)
Payments of principal on senior secured term loans	—	—	(13,750)
Payments of cash dividends to stockholders	—	—	(11)
Proceeds from issuances of common stock, net	1,169	436	627
Net proceeds from the issuance of variable interest entity’s equity	—	345	—
Net cash used in financing activities	(452,497)	(29,785)	(23,776)
Net increase (decrease) in cash and cash equivalents	(44,962)	(31,609)	215,679
Cash and cash equivalents at beginning of period	246,487	278,096	62,417
Cash and cash equivalents at end of period	$201,525	$246,487	$278,096
Supplemental disclosure of cash flow information
Cash paid for interest	$9,933	$9,933	$10,974

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innoviva, our wholly owned subsidiaries and certain variable interest entities for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interest in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party.

Prior Period Reclassifications

The Company reclassified certain prior period amounts related to the investments managed by ISP Fund LP to conform with the current year presentation. These reclassifications were from purchases of equity and long-term investments of $388.0 million to: (i) purchases of equity investments managed by ISP Fund LP of $14.9 million, (ii) purchase and sales of other investments managed by ISP Fund LP, net of $285.1 million. These changes were not deemed material and did not impact total cash flows from investing activities, and any other consolidated financial statements.

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

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, equity and long-term investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits. Refer to “Segment Reporting” below for concentrations with respect to revenues and geographic locations.

Segment Reporting

We operate in a single segment, which is to provide capital return to stockholders by maximizing the potential value of our respiratory assets partnered with GSK. Revenues are generated from our collaborative arrangements and royalty payments from GSK, located in Great Britain. Our facilities are located within the United States.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Equity and Long-Term Investments

We invest from time to time in equity and debt securities of private or public companies. If we determine that we have control over these companies under either voting or VIE models, we include them in our consolidated financial statements. If we determine that we do not have control over these companies under either voting or VIE models, we then determine if we have an ability to exercise significant influence via voting interests, board representation or other business relationships.

We may account for the investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification ("ASC") Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

If we conclude that we do not have an ability to exercise significant influence over an investee, we may elect to account for the security without a readily determinable fair value using the measurement alternative under ASC Topic 312, Investments - Equity Securities. This measurement alternative allows us to measure the equity investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

We also invest in ISP Fund LP, which investments consist of money market funds and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered in December 2020, we became a limited partner of this partnership, and our contributions are subject to a 36-month lock-up period which restriction prevents us to have control and access to the contributions and related investments. These investments are classified as long-term investments on the consolidated balance sheets.

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

Financial instruments include cash equivalents, marketable securities, receivables from collaborative arrangements, accounts payable, and accrued liabilities. Cash equivalents and marketable securities are carried at estimated fair value. The carrying values of receivables from collaborative arrangements, accounts payable, and accrued liabilities approximate their estimated fair values due to the relatively short-term nature of these instruments.

Property and Equipment

Property and equipment, which consisted of equipment, computer equipment, software, office furniture and fixtures, was immaterial as of December 31, 2021 and 2020, respectively.

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Property, equipment and leasehold improvements are depreciated using the straight-line method as follows:

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize the royalty revenue on net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned. The net sales reports provided by our partner are based on its methodology and assumptions to estimate rebates and returns, which it monitors and adjusts regularly in light of contractual and legal obligations, historical trends, past experience and projected market conditions. Our partner may make significant adjustments to its sales based on actual results recorded, which could cause our royalty revenue to fluctuate. We have the ability to conduct periodic royalty audits to evaluate the information provided by our partner. Royalties are recognized net of amortization of capitalized fees associated with any approval and launch milestone payments made to our partner.

Fair Value of Stock‑Based Compensation Awards

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

The estimated fair value of stock options, RSUs and RSAs is expensed on a ratable or straight-line basis over the expected term of the grant or expected term of the vesting. Compensation expense is recorded over the requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest.

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

The recognition and measurement of tax benefits requires significant judgment. Our judgment might change as new information becomes available. We continue to evaluate our deferred tax assets each reporting period to determine whether adjustments to our valuation allowance are required and deferred tax assets will be realized based on the consideration of all available positive and negative evidence, including the differences between our anticipated and actual future operating results, using a “more likely than not” standard.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether the factors underlying the sustainability assertion have changed and whether the amount of the recognized tax benefit is still appropriate.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of changes in unrealized and realized gains and losses on our marketable securities and the related tax impact of these changes.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Related Parties

While GSK no longer had an ownership stake in our outstanding common stock as of December 31, 2021, GSK was considered a related party during the year ended December 31, 2021 due to our collaborative arrangement with them. Transactions with GSK are described in Note 3, “Revenue Recognition and Collaborative Arrangements.”

Sarissa Capital owned 9.5% of our outstanding common stock as of December 31, 2021. Transactions with Sarissa Capital are described in Note 4, “Consolidated Entities”. Sarissa Capital is considered to be a related party because two of its principals are members of our Board of Directors.

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

Recently Issued Accounting Standards or Updates Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20 for convertible instruments. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. The elimination of the separation models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument within the scope of ASU 2020-06. The ASU is effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years with early adoption permitted. The Company is evaluating the effect of adopting ASU 2020-06 for both of our convertible notes due in 2023 and 2025 and is currently finalizing its analysis of the financial impact of the adoption. Upon adoption, we may apply the modified retrospective method through a cumulative effect adjustment, if any, to the accumulated deficit, compute the dilutive EPS of our notes due in 2025 under the if-converted method going forward, and update our long-term debt balance on the consolidated balance sheets accordingly.

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share is computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the years ended December 31, 2021, 2020, and 2019 respectively.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the computation of basic and diluted net income per share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands except per share data)	2021	2020	2019
Numerator:
Net income attributable to Innoviva stockholders, basic	$265,854	$224,402	$157,288
Add: interest expense on 2023 Notes	4,736	4,717	4,648
Net income attributable to Innoviva stockholders, diluted	$270,590	$229,119	$161,936
Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	82,062	101,320	101,150
Dilutive effect of 2023 Notes	12,189	12,189	12,189
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	59	45	70
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	94,310	113,554	113,409
Net income per share attributable to Innoviva stockholders
Basic	$3.24	$2.21	$1.55
Diluted	$2.87	$2.02	$1.43

Anti‑dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti‑dilutive:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	979	1,193	1,130

3. REVENUE RECOGNITION AND COLLABORATIVE ARRANGEMENTS

Revenue from Collaborative Arrangements

We recognize royalty revenue on net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned. Royalties, which may include adjustments of estimates of net sales in prior periods, are recognized net of amortization of capitalized fees associate with any approval and launch milestone payments made to GSK.

Net revenue recognized under our GSK Agreements was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Royalties from a related party - RELVAR/BREO	$234,066	$221,536	$189,424
Royalties from a related party - ANORO	44,935	45,992	42,625
Royalties from a related party - TRELEGY	126,688	73,089	42,790
Total royalties from a related party	405,689	340,617	274,839
Less: amortization of capitalized fees paid to a related party	(13,823)	(13,823)	(13,823)
Royalty revenue	391,866	326,794	261,016
Strategic alliance - MABA program	—	10,000	—
Total net revenue from GSK	$391,866	$336,794	$261,016

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We are entitled to receive annual royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion. Sales of single‑agent LABA medicines and combination medicines would be combined for the purposes of this royalty calculation. For other products combined with a LABA from the LABA Collaboration, such as ANORO® ELLIPTA®, royalties are upward tiering and range from 6.5% to 10%.

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

4. CONSOLIDATED ENTITIES

We consolidate the financial results of TRC and Pulmoquine Therapeutics, Inc. (“Pulmoquine”), which we have determined to be VIEs. As we have the power to direct the economically significant activities of these entities and the obligation to absorb losses of, or the right to receive benefits from them, we are the primary beneficiary of the entities. We also consolidate the financial results of ISP Fund LP (the “Partnership”), which is our partnership with Sarissa Capital, as we have determined that the Partnership is a VIE and we are its primary beneficiary.

Theravance Respiratory Company, LLC

The primary source of revenue for TRC is the royalties generated from the net sales of TRELEGY® ELLIPTA® by GSK. As of December 31, 2021, TRC held equity and long-term investments in InCarda Therapeutics, Inc. (“InCarda”), ImaginAb, Inc. ("ImaginAb") and Gate Neurosciences, Inc. ("Gate"). Refer to Note 5, “Financial Instruments and Fair Value Measurements,” for more information.

The summarized financial information for TRC is presented as follows:

Balance sheets

	December 31,	December 31,
(In thousands)	2021	2020
Assets
Cash and cash equivalents	$50,713	$38,081
Receivables from collaborative arrangements	42,492	24,946
Prepaid expenses and other current assets	71	—
Equity and long-term investments	37,695	16,959
Total assets	$130,971	$79,986

Liabilities and LLC Members’ Equity
Current liabilities	$252	$508
LLC members’ equity	130,719	79,478
Total liabilities and LLC members’ equity	$130,971	$79,986

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income statements

	Year Ended December 31,
(In thousands)	2021	2020	2019
Royalty revenue from a related party	$126,688	$73,089	$42,790
Revenue from collaborative arrangements	—	10,000	—
Total net revenue	126,688	83,089	42,790
Operating expenses	3,956	2,612	3,380
Income from operations	122,732	80,477	39,410
Other income, net	—	38	243
Changes in fair values of equity and long-term investments	(1,541)	1,147	—
Net income	$121,191	$81,662	$39,653

Pulmoquine Therapeutics, Inc.

In April 2020, we purchased 5,808,550 shares of Series A preferred stock of Pulmoquine for $5.0 million in cash. These shares represented a majority voting interest in Pulmoquine. Pulmoquine was a biotechnology company focused on the research and development of an aerosolized formulation of hydroxychloroquine to treat respiratory infections. In August 2021, the directors and stockholders of Pulmoquine voted to cease and terminate all operations and activities of Pulmoquine as soon as practicable. We received a total net distribution of $2.4 million in cash as a result of the dissolution, which was finalized at the end of 2021.

As of December 31, 2021 and 2020, total assets attributable to Pulmoquine were nil and $3.5 million. Pulmoquine did not generate revenue. The total operating expenses for the years ended December 31, 2021 and 2020 were $0.7 million and $2.0 million, respectively.

The net loss for the years ended December 31, 2021 and 2020 were $0.5 million and $2.2 million, respectively.

ISP Fund LP

In December 2020, Innoviva Strategic Partners LLC, our wholly owned subsidiary (“Strategic Partners”), contributed $300.0 million to ISP Fund LP (the "Partnership") for investing in “long” positions in the healthcare, pharmaceutical and biotechnology sectors and became a limited partner. The general partner of the Partnership ("General Partner") is an affiliate of Sarissa Capital.

The Partnership Agreement provides for Sarissa Capital to receive management fees from the Partnership, payable quarterly in advance, measured based on the Net Asset Value of Strategic Partners' capital account in the Partnership. In addition, General Partner is entitled to an annual performance fee based on the Net Profits of the Partnership during the annual measurement period. For the year ended December 31, 2021 and 2020, we paid management and annual performance incentive fees totaling $3.1 million and $0.2 million, respectively.

The Partnership Agreement includes a lock-up period of thirty-six months after which Strategic Partners is entitled to make withdrawals from the Partnership as of such lock-up expiration date and each anniversary thereafter, subject to certain limitations.

In May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to Innoviva for a strategic repurchase of the Company's shares held by GSK. The distribution is a component of "Purchases and sales of other investments held by ISP Fund, net" on the consolidated statements of cash flows. Pursuant to the letter agreement entered into between Strategic Partners, the Partnership, and Sarissa Capital Fund GP LP on May 20, 2021, Strategic Partners agreed to make additional capital contributions to the Partnership in an aggregate amount equal to the amount of the May 2021 distribution prior to March 31, 2022. The capital contributions will then be subject to a 36-month lock up period from the contribution date. Refer to Note 10, "Shareholders' Equity," for more information on the GSK share repurchase.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021, we continued to hold 100% of the economic interest of Partnership. As of December 31, 2021 and 2020, total assets of the Partnership were $195.8 million and $299.3 million, respectively, which were mainly attributable to equity and long-term investments. During the year ended December 31, 2021, the Partnership incurred $3.6 million in net investment-related expense, generated $1.8 million interest and dividend income, and recorded net $10.5 million realized gains and net $2.4 million unrealized loss as changes in fair values of equity and long-term investments on the consolidated statements of income. During the year ended December 31, 2020, the Partnership incurred $0.4 million in net investment-related expense and recorded an unrealized loss of $0.4 million as changes in fair values of equity and long-term investments on the consolidated statements of income.

5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Equity Investment in Armata

During the first quarter of 2020, Innoviva acquired 8,710,800 shares of common stock as well as warrants to purchase 8,710,800 additional shares of common stock of Armata Pharmaceuticals, Inc. (“Armata”) for approximately $25.0 million in cash. Armata is a clinical stage biotechnology company focused on precisely targeted bacteriophage therapeutics for antibiotic-resistant infections.

On January 26, 2021, Innoviva Strategic Opportunities LLC (“ISO”), our wholly owned subsidiary, entered into a securities purchase agreement with Armata to acquire 6,153,847 shares of Armata common stock and warrants to purchase 6,153,847 additional shares of Armata common stock for approximately $20.0 million. The investment was closed in two tranches on January 26, 2021 and March 17, 2021. The additional investment increased Innoviva and ISO’s combined ownership to 59.6% as of March 31, 2021. Armata also entered into a voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of voting shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata's product candidates for marketing and commercial distribution.

On October 28, 2021, ISO purchased an additional 1,212,122 shares of Armata common stock for approximately $4.0 million. The investments support Armata’s ongoing advancement of its bacteriophage development programs. As of December 31, 2021, three of the eight members of Armata’s board of directors are also members of the board of directors of Innoviva. As of December 31, 2021 and 2020, we owned approximately 59.3% and 46.6%, respectively, of Armata’s common stock.

The investments in Armata provide Innoviva and ISO the ability to have significant influence, but not control over Armata’s operations. Armata's business and affairs are managed under the direction of its board of directors, which Innoviva and ISO do not control. Based on our evaluation, we determined that Armata is a VIE, but Innoviva and ISO are not the primary beneficiary of the VIE. We continue to elect the fair value option to account for both Armata’s common stock and warrants. The fair value of Armata’s common stock is measured based on its closing market price. The warrants purchased in 2020 and 2021 have an exercise price of $2.87 and $3.25 per share, respectively. All warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies.

As of December 31, 2021, the fair values of our holdings of Armata common stock and warrants were estimated at $88.1 million and $58.6 million, respectively. As of December 31, 2020, the fair values of our holdings of Armata common stock and warrants were estimated at $26.0 million and $18.0 million, respectively. The total fair value of both financial instruments in the amount of $146.7 million and $44.0 million was recorded as equity and long-term investments on the consolidated balance sheets as of December 31, 2021 and 2020, respectively. We recorded $78.7 million and $19.0 million unrealized gains as changes in fair values of equity and long-term investments, net on the consolidated statements of income for the years ended December 31, 2021 and 2020, respectively.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Investment in Entasis

During the second quarter of 2020, we purchased 14,000,000 shares of common stock as well as warrants to purchase 14,000,000 additional shares of common stock of Entasis Therapeutics, Inc. (“Entasis”) for approximately $35.0 million in cash. Entasis is a clinical-stage biotechnology company focused on the discovery and development of novel antibacterial products.

During the third quarter of 2020, we purchased 4,672,897 shares of Entasis common stock as well as warrants to purchase 4,672,897 additional shares of its common stock for approximately $12.5 million in cash. Innoviva has a right to designate two members to Entasis' board. As of December 31, 2021, no Innoviva designees are serving on Entasis' six-member board.

On May 3, 2021, ISO entered into a securities purchase agreement with Entasis to acquire 10,000,000 shares of Entasis common stock and warrants to purchase 10,000,000 additional shares of Entasis common stock for approximately $20.0 million. The investment was closed in two tranches on May 3, 2021 and June 11, 2021. This investment supports the continued development of Entasis' novel pipeline of pathogen-targeted antibacterial product candidates. As of December 31, 2021 and 2020, we owned approximately 59.9% and 51.0%, respectively, of Entasis’s common stock.

The investments in Entasis provide Innoviva the ability to have significant influence, but not control over Entasis’s operations. Entasis's business and affairs are managed under the direction of its board of directors, which Innoviva and ISO do not control. Based on our evaluation, we determined that Entasis is a VIE, but Innoviva is not the primary beneficiary of the VIE. We elected the fair value option to account for both Entasis’s common stock and warrants at fair value. The fair value of Entasis’s common stock is measured based on its closing market price at each balance sheet date. The warrants have an exercise price of $2.50 per share and $2.675 per share for those warrants acquired in the second and third quarter of 2020, respectively. The warrants acquired in the second quarter of 2021 have an exercise price of $2.00 per share. All of the warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Entasis’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Entasis and its peer companies.

As of December 31, 2021, the fair values of our holdings of Entasis common stock and warrants were estimated at $62.8 million and $40.9 million, respectively. As of December 31, 2020, the fair values of our holdings of Entasis common stock and warrants were estimated at $46.1 million and $31.9 million, respectively. The total fair value of both financial instruments in the amount of $103.7 million and $78.0 million was recorded as equity and long-term investments on the consolidated balance sheets as of December 31, 2021 and 2020, respectively. We recorded $5.7 million and $30.5 million unrealized gains as changes in fair values of equity and long-term investments, net on the consolidated statements of income for the years ended December 31, 2021 and 2020, respectively.

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and warrants to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) for $15.8 million, which includes $0.8 million of transaction costs. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. The investment is intended to fund the ongoing clinical development of InRhythm™ (flecainide for inhalation), the company’s lead program, for the treatment of a recent-onset episode of paroxysmal atrial fibrillation. TRC has the right to designate one member to InCarda’s board. As of December 31, 2021, one of InCarda's eight board members is designated by TRC. As of December 31, 2021 and 2020, TRC held 13.0% and 13.4% of InCarda equity ownership.

The investment in InCarda does not provide TRC the ability to control or have significant influence over InCarda's operations. Based on our evaluation, we determined that InCarda is a VIE, but TRC is not the primary beneficiary of the VIE. We have accounted for the investment in Series C preferred shares in InCarda using the measurement alternative because the securities are not publicly traded and do not have a readily determinable fair value. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of December 31, 2021 and 2020, we recorded $15.8 million for our investment in InCarda's series C preferred stock as equity and long-term investments on the consolidated balance sheets. There was no impairment or other change to the value of the InCarda's Series C preferred stock as of December 31, 2021 and 2020, respectively.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The warrants are recorded at fair value and subject to remeasurement at each balance sheet date. The warrants are exercisable immediately with an exercise price of $0.7328 per share. In September 2021, TRC and InCarda entered into an amendment to extend the expiration date of the warrants from October 6, 2021 to March 31, 2022. We use the Black-Scholes-Merton pricing model to estimate the fair value of the warrants with the following input assumptions: the exercise price of the warrants, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of its public peer companies.

As of December 31, 2021 and 2020, the fair value of InCarda’s warrants was estimated at $0.4 million and $1.1 million, respectively, and recorded as equity and long-term investments on the consolidated balance sheets. We recorded $0.7 million unrealized loss and $1.1 million unrealized gains as changes in fair values of equity and long-term investments, net on the consolidated statements of income for the years ended December 31, 2021 and 2020, respectively.

Equity Investment in ImaginAb

On March 18, 2021, TRC entered into a securities purchase agreement with ImaginAb, Inc. ("ImaginAb") to purchase 4,051,724 shares of ImaginAb Series C preferred stock for $4.7 million. On the same day, TRC also entered into a securities purchase agreement with one of ImaginAb's common stockholders to purchase 4,097,157 shares of ImaginAb common stock for $1.3 million. ImaginAb is a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. $0.4 million was incurred for investment due diligence costs and execution and recorded as part of the equity and long-term investment on the consolidated balance sheet. As of December 31, 2021, one of ImaginAb's five board members is designated by TRC, and TRC held 14.5% of ImaginAb's equity.

The investment in ImaginAb does not provide TRC the ability to control or have significant influence over ImaginAb's operations. Based on our evaluation, we determined that ImaginAb is a VIE, but TRC is not the primary beneficiary of the VIE. Because ImaginAb's equity securities are not publicly traded and do not have a readily determinable fair value, we have accounted for our investment in ImaginAb's Series C preferred stock and common stock using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of December 31, 2021, $6.4 million was recorded as equity and long-term investments on the consolidated balance sheets and there was no change to the fair value of our investment.

Convertible Promissory Note in Gate Neurosciences

On November 24, 2021, TRC entered into a Convertible Promissory Note Purchase Agreement with Gate Neurosciences, Inc. ("Gate") to acquire a convertible promissory note (the "Convertible Note") with a principal amount of $15.0 million. Gate is a privately held biopharmaceutical company focused on developing the next generation of targeted nervous system therapies, leveraging precision medicine approaches to develop breakthrough drugs for psychiatric and neurologic diseases. The investment is intended to fund its ongoing development and research. The Convertible Note bears an annual interest rate of 8% and will convert into common stock shares upon a qualified event or into shares of shadow preferred stock ("Shadow Preferred") upon a qualified financing. A qualifying event can be a qualified initial price offering, a qualified merger, or a merger with a special-purpose acquisition company ("SPAC").

The number of common stock shares to be issued in a qualified event shall be equal to the amount due on the conversion date divided by the lesser of a capped conversion price (the "Capped Conversion Price") and the qualified event price (the "Qualified Event Price"). The Capped Conversion Price is calculated as $50.0 million divided by the number of common stock outstanding at such time on a fully diluted basis. The Qualified Event Price is the price per share determined by the qualified event. A qualified financing is a sale or series of sales of preferred stock where (i) at least 50 percent of counterparties are not existing shareholders, (ii) net proceeds to Gate are at least $35.0 million, and (iii) the stated or implied equity valuation of Gate is at least $80.0 million. Shadow Preferred means preferred stock having identical rights, preferences and restrictions as the preferred stock that would be issued in a qualified financing.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investment in Gate does not provide TRC the ability to control or have significant influence over Gate's operations. Based on our evaluation, we determined that Gate is a VIE, but TRC is not the primary beneficiary of the VIE. We have accounted for the convertible debt investment as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events. TRC has the right to designate one board member to Gate's board. As of December 31, 2021, TRC has not designated a board member to Gate's board, which currently consists of two directors. As of December 31, 2021, $15.9 million, which includes $0.9 million of transaction costs, was recorded as equity and long-term investments on the consolidated balance sheets. We recorded $0.8 million unrealized loss as changes in fair values of equity and long-term investments, net on the consolidated statements of income for the years ended December 31, 2021.

Summarized Financial Data

As of December 31, 2021, the total changes in fair values of our equity investments in Armata and Entasis exceeded 10% of our income before income taxes. Rule 4-08(g) of Regulation S-X, according to the SEC guidance, requires summarized financial information of these entities in an annual report if either the investment, asset or income test as set in the rule exceeds the 10% level individually or in aggregate. The summarized financial information, including the portion we do not own in these entities, is presented for Armata and Entasis, respectively, on a one quarter lag regardless of the date of our investments as follows:

Armata Pharmaceuticals, Inc.

Balance Sheet Information

	September 30,	September 30,
(In thousands)	2021	2020
Current assets	$14,178	$17,024
Noncurrent assets	$28,493	$28,651
Current liabilities	$5,254	$7,070
Noncurrent liabilities	$13,662	$13,986

Income Statement Information

	For the twelve months ended September 30,	For the nine months ended September 30,
(In thousands)	2021	2020
Revenue	$3,989	$319
Loss from operations	$(24,227)	$(15,134)
Net loss	$(23,732)	$(15,557)

Entasis Therapeutics Holdings, Inc.

Balance Sheet Information

	September 30,	September 30,
(In thousands)	2021	2020
Current assets	$49,746	$68,398
Noncurrent assets	$1,020	$1,564
Current liabilities	$9,348	$6,862
Noncurrent liabilities	$183	$864

Income Statement Information

	For the twelve months ended September 30,	For the six months ended September 30,
(In thousands)	2021	2020
Loss from operations	$(52,323)	$(26,080)
Net loss	$(125,413)	$(24,529)

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$145,132	$—	$—	$145,132
Total	$145,132	$—	$—	$145,132

(1)
Money market funds are included in cash and cash equivalents on the consolidated balance sheets.

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$204,808	$—	$—	$204,808
Total	$204,808	$—	$—	$204,808

(1)
Money market funds are included in cash and cash equivalents on the consolidated balance sheets.

As of December 31, 2021, all investments were money market funds, and there was no credit loss.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements as of December 31, 2021 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$145,132	$—	$—	$145,132
Investments held by ISP Fund LP (1)	193,677	—	2,068	195,745
Equity investment - Armata Common Stock	88,101	—	—	88,101
Equity investment - Armata Warrants	—	58,595	—	58,595
Equity investment - Entasis Common Stock	62,794	—	—	62,794
Equity investment - Entasis Warrants	—	40,914	—	40,914
Equity investment - InCarda Warrants	—	—	411	411
Convertible debt investment - Gate Note	—	—	15,100	15,100
Total assets measured at estimated fair value	$489,704	$99,509	$17,579	$606,792
Debt
2023 Notes	$—	$261,769	$—	$261,769
2025 Notes	—	234,498	—	234,498
Total fair value of debt	$—	$496,267	$—	$496,267

(1)
The investments held by ISP Fund LP, consisted of $192.2 million equity investments and $3.5 million money market funds, are subject to a 36-month lock-up period from our initial contribution date, December 11, 2020.

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

(1)
The investments held by ISP Fund LP, consisted of $14.5 million equity investments and $284.8 million money market funds, are subject to a 36-month lock-up period from our initial contribution date, December 11, 2020.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of our equity investments in Armata’s and Entasis's common stock and public traded investments held by ISP Fund LP are based on the quoted prices in active markets and are classified as Level 1 financial instruments. The fair values of the warrants of Armata and Entasis classified within Level 2 are based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

InCarda’s warrants, Gate's convertible note, and private placement positions held by ISP Fund LP are classified as Level 3 financial instruments as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies.

The fair values of our 2023 Notes and our 2025 Notes are based on recent trading prices of the respective instruments.
6. CAPITALIZED FEES PAID TO A RELATED PARTY

Capitalized fees paid to a related party, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

		December 31,
(In thousands)	Amortization period	2021	2020
United States	2013-2030	$120,000	$120,000
Europe	2013-2029	60,000	60,000
Japan	2013-2019	40,000	40,000
Gross carrying value		220,000	220,000
Accumulated amortization		(108,570)	(94,747)
Net carrying value		$111,430	$125,253

These milestone fees are amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization expense recorded as a reduction in revenue from collaborative arrangements. As of December 31, 2021, the weighted average remaining amortization period was 8.1 years.

Additional information regarding these milestone fees is included in Note 3, “Revenue Recognition and Collaborative Arrangements.” Amortization expense for each of the years ended December 31, 2021, 2020 and 2019 was $13.8 million. The remaining estimated amortization expense is $13.8 million for each of the years from 2022 to 2026 and $42.3 million thereafter.

7. STOCK‑BASED COMPENSATION

Equity Incentive Plans

In May 2012, we adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, RSAs, RSUs and Stock Appreciation Rights to employees, non-employee directors and consultants. As of December 31, 2021, total shares remaining available for issuance under the 2012 Plan were 4,978,521.

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

As of December 31, 2021, total shares remaining available for issuance under the ESPP were 171,827.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Director Compensation Program

Our non-employee directors receive compensation for services provided as a director. Each member of our Board of Directors who is not an employee receives both cash and equity compensation for services as a director, member of a committee of the Board of Directors, lead independent director and chairman, as applicable.

Each of our independent directors receives periodic automatic grants of equity awards under a program implemented under the 2012 Plan. These grants are non‑discretionary. Only our independent directors or affiliates of such directors are eligible to receive automatic grants under the 2012 Plan. Under the program, each individual who first became a non-employee director will, on the date such individual joins the Board of Directors, automatically be granted a one‑time grant of RSUs covering a number of shares of our common stock calculated as $125,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, rounded down to the nearest whole share (the “Initial RSUs”), plus a one‑time grant of RSUs covering a number of shares of our common stock calculated as $225,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, which would be pro-rated for the number of whole months remaining until the anniversary of the prior year’s stockholders’ meeting, rounded down to the nearest whole share (the “Pro Rata RSUs”). The Initial RSUs vest in two equal annual installments, while Pro Rata RSUs vest in a single installment at the sooner of the next annual stockholder meeting or the one-year grant anniversary, in each case subject to the non-employee director’s continuous service through the applicable vesting date.

Annually, upon his or her re‑election to the Board of Directors at the Annual Meeting of Stockholders, each non-employee director is automatically granted an RSU covering a number of shares of our common stock calculated as $225,000 ($250,000 prior to the October 2017 Amendments) divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, rounded down to the nearest whole share. These RSUs will vest at the sooner of the next annual stockholder meeting or the one-year anniversary of grant, subject to the non-employee director’s continuous service through the applicable vesting date. Following the amendment to our non-employee director compensation program, both the annual RSUs and Initial RSUs described above remained unchanged with the exception that the number of shares of our common stock subject to each award has been reduced.

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

Stock‑Based Compensation Expense

Stock‑based compensation expense is included in the consolidated statements of income as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
General and administrative	$2,017	$1,698	$2,056

Stock‑based compensation expense included in the consolidated statements of income by award type is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Stock options	$490	$242	$—
RSUs	1,280	1,149	1,431
RSAs	200	273	615
ESPP	47	34	10
Total stock-based compensation expense	$2,017	$1,698	$2,056

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021, the unrecognized stock-based compensation cost and the estimated weighted-average amortization period were as follows:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Amortization Period (Years)
Stock options	$1,507	2.8
RSUs	574	0.5
RSAs	327	2.6
Total unrecognized compensation expense	$2,408

Compensation Awards

The following table summarizes equity award activity under the 2012 Plan and prior plans and related information:

(In thousands, except per share data)	Number of outstanding options	Weighted-Average Exercise Price of Outstanding Options	Number of outstanding RSUs	Weighted-Average Fair Value per Share at Grant	Number of outstanding RSAs	Weighted-Average Fair Value per Share at Grant
Balance as of December 31, 2020	1,155	$22.28	85	$13.30	30	$14.61
Granted	116	13.28	117	12.81	19	12.44
Exercised	(73)	14.69	—	—	—	—
Released RSUs/RSAs	—	—	(86)	13.28	(14)	14.57
Forfeited	(432)	23.81	—	—	(6)	13.80
Balance as of December 31, 2021	766	20.79	116	12.82	29	13.35

As of December 31, 2021, the aggregate intrinsic value of the options outstanding and options exercisable was $1.3 million and $0.3 million, respectively. All outstanding options were exercisable. The weighted average remaining contractual term was 4.43 years.

The total intrinsic value of the options exercised was $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total estimated fair value of options vested was $0.6 million for the year ended December 31, 2021. The total estimated fair value of options vested was not material for the year ended December 31, 2020 and 2019, respectively.

The total estimated fair value of RSUs vested was $1.1 million, $1.3 million, and $1.4 million in the years ended December 31, 2021, 2020, and 2019, respectively.

The total estimated fair value of RSAs vested was $0.2 million, $0.6 million, and $0.9 million in the years ended December 31, 2021, 2020, and 2019, respectively.

Valuation Assumptions

The weighted-average assumptions used in calculating the estimated value of our stock options on the date of grant as follows:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	1.1%	0.4%
Expected term (in years)	6.11	6.11
Volatility	44.9%	46.9%
Dividend yield	0.0%	0.0%
Weighted-average estimated fair value of stock options granted	$5.84	$6.28

There were no grants of stock options during the year ended December 31, 2019.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT

Our debt consists of:

	December 31,	December 31,
(In thousands)	2021	2020
2023 Notes	$240,984	$240,984
2025 Notes	192,500	192,500
Total debt	433,484	433,484
Unamortized debt discount and issuance costs	(38,831)	(47,967)
Net long-term debt	$394,653	$385,517

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

Our outstanding 2025 Notes balances consisted of the following:

	December 31,	December 31,
(In thousands)	2021	2020
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(38,211)	(46,766)
Net carrying amount	$154,289	$145,734
Equity component, net	$65,361	$65,361

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth total interest expense recognized related to the 2025 Notes for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Contractual interest expense	$4,813	$4,813	$4,813
Amortization of debt issuance costs	657	601	551
Amortization of debt discount	7,898	7,230	6,618
Total interest and amortization expense	$13,368	$12,644	$11,982

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

Debt Maturities

The aggregate scheduled maturities of our long-term debt as of December 31, 2021 are as follows:

(In thousands)
Years ending December 31:
2022	$—
2023	240,984
2024	—
2025	192,500
Total	$433,484

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Minimum lease payments on our corporate headquarters as of December 31, 2021 are as follows:

(In thousands)
Years ending December 31:
2022	$109
Thereafter	—
Total	$109

Indemnifications and Other Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters. We have not recognized any liabilities relating to these matters as of December 31, 2021.

10. SHAREHOLDERS' EQUITY

On May 20, 2021, the Company entered into a share repurchase agreement with GSK to buy back 32,005,260 shares of its common stock at $12.25 per share from GSK, representing all of the shares of common stock or other capital interests of Innoviva owned by GSK or its affiliates. The total consideration, including related transaction fees, was $394.1 million. The share repurchase was completed on May 25, 2021. These shares are recorded as treasury stock on the consolidated balance sheets.

11. INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current
State	$7	$11	$26
Deferred
Federal	70,893	60,408	41,567
State	5,539	12	309
	76,432	60,420	41,876
Total income tax expense, net	$76,439	$60,431	$41,902

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impacts of the differences between the expected U.S. federal statutory income tax to our income tax expense are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Expected tax at federal statutory rate	$93,507	$74,392	$48,908
State income tax, net of federal benefit	848	(26)	325
Federal and state research credits	1,260	—	—
Noncontrolling interest	(21,626)	(14,577)	(7,078)
Other	1,129	839	326
Change in valuation allowance	1,321	(197)	(579)
Income tax expense (benefit), net	$76,439	$60,431	$41,902

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
(In thousands)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$64,813	$121,839
Research and development tax credit carryforwards	53,467	55,211
Other	743	1,100
Total deferred tax assets before valuation allowance	119,023	178,150
Valuation allowance	(64,744)	(63,423)
Total deferred tax assets	54,279	114,727
Deferred tax liabilities
Debt issuance discount and other	(9,158)	(10,596)
Unrealized gain on investment, net	(27,794)	(10,372)
Net deferred tax assets	$17,327	$93,759

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

As of December 31, 2021, we recognized $76.4 million income tax expense and reduced the deferred tax assets by the same amount mainly based on the taxable income generated during the year.

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $92.9 million, which expire from 2033 through 2035. We also had federal research and development tax credit carryforwards of approximately $42.1 million, which will expire beginning 2022. We also had state net operating loss carryforwards of approximately $648.6 million expiring in the beginning of 2029 and state research tax credits of approximately $31.6 million, which do not expire.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We conducted an Internal Revenue Code of 1986, as amended, Section 382 (“Section 382”) analysis through October 31, 2021 to determine whether an ownership change had occurred since inception. The Section 382 study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards is expected to expire before becoming available to reduce federal and state income tax liabilities as a result of those identified ownership changes. If we undergo another ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2021 and 2020, we had no accrued interest or penalties.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows:

(In thousands)
Unrecognized tax benefits as of December 31, 2018	$15,413
Gross decrease in tax portions for 2019	(71)
Unrecognized tax benefits as of December 31, 2019	15,342
Net decrease in tax portions for 2020	(157)
Unrecognized tax benefits as of December 31, 2020	15,185
Net decrease in tax portions for 2021	(313)
Unrecognized tax benefits as of December 31, 2021	$14,872

Our total unrecognized tax benefits as of December 31, 2021 were $14.9 million. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate, were $8.4 million as of December 31, 2021.

We are subject to taxation in the U.S. and various state jurisdictions. The tax years 2004 through 2013, 2015 and forward remain open to examination by the federal and most state tax authorities due to net operating loss and overall credit carryforward positions.

12. SUBSEQUENT EVENTS

On February 9, 2022, ISO entered into a securities purchase agreement with Armata to acquire 9,000,000 shares of Armata common stock and warrants to purchase 4,500,000 additional shares of common stock with an exercise price of $5.00 per share for $45.0 million. The investment is set to close in two tranches. The first tranche consisting of approximately 3.6 million shares of common stock and warrants to purchase approximately 1.8 million shares of common stock for an aggregate purchase price of approximately $18.1 million was consummated simultaneously with the execution of the agreement. The second tranche consisting of approximately 5.4 million shares of common stock and warrants to purchase approximately 2.7 million shares of common stock for an aggregate purchase price of $26.9 million will be consummated upon satisfaction of certain closing conditions, which is expected to occur in the first quarter of 2022. Upon closing of the second tranche, we expect to own approximately 70% of Armata’s outstanding stock. The investment is intended to aid Armata in advancing its clinical pipeline and strengthening its bacteriophage platform.

On February 9, 2022, Armata also entered a second amended and restated voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of voting shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board. The Company and ISO also agreed not to amend Armata’s bylaws to reduce its maximum number of directors or set the number of directors who may serve on Armata’s board. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 17, 2022, ISO entered into a securities purchase agreement with Entasis to purchase a convertible promissory note for a total purchase price of $15.0 million. The note bears an annual interest rate of 0.59% and will mature and become payable on August 18, 2022 unless it is converted at the conversion price of $1.48 before the maturity date. This financing is expected to support Entasis’ product development and operations into August 2022. With this financing, we have become the primary beneficiary of Entasis and expect to consolidate its financial position and results of operations effective on the date of the transaction. Entasis was valued at $85.3 million based on its close trading price on February 17, 2022.

On February 18, 2022, TRC entered into an investment and shareholders agreement with Nanolive SA ("Nanolive") to purchase 18,750,000 shares of Series C preferred stock for $9.8 million (equivalent to 9.0 million CHF). Nanolive SA is a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. TRC owns 16.1% of Nanolive's equity and has a right to designate one board member to Nanolive's board.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Innoviva, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innoviva, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

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

Consolidation of Investees

As described further in Notes 4 and 5 to the financial statements, certain of the Company’s investees have complex structures and agreements which must be evaluated for consolidation, including determining whether the investee is a variable interest entity (“VIE”), and if so, whether the Company is the primary beneficiary. This assessment is performed at the inception of the investment and upon the occurrence of reconsideration events and requires significant judgment by management.

As of December 31, 2021, the carrying values of the Company’s consolidated VIEs’ total assets and total liabilities aggregated to $326.8 million and $0.5 million, respectively. As of December 31, 2021, the Company’s investments in unconsolidated VIEs was $250.4 million.

We identified the assessment of consolidation of investees as a critical audit matter. The principal consideration for our determination that the consolidation determination for the Company’s investees either at inception or upon a reconsideration event is a critical audit matter is that there is significant judgment required by management to interpret complex structures and agreements. This required a high degree of auditor judgment and an increased audit effort.

Our audit procedures related to consolidation assessment included the following, among others.

•
We tested the design and operating effectiveness of controls related to management’s initial accounting assessment for each investment and the reassessment upon reconsideration events.
•
We evaluated the Company’s consolidation accounting analysis for all significant investees by performing procedures including, but not limited to:
o
Obtaining an understanding of the composition and governance of the investee, its board of directors and management.
o
Reading the purchase agreements and other related documents and evaluating the structures and terms of the agreements to verify whether the investees should be considered VIEs.
o
If an investee is determined to be a VIE, considering whether the Company appropriately determined the primary beneficiary of the VIE by evaluating the investment arrangements of the entity to determine if the Company has the power to direct activities and if the Company has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could be significant to the VIE.
o
For those investees for which the Company has determined consolidation is appropriate, evaluating whether the Company consolidated the balances at the appropriate amounts, including applying appropriate audit procedures to the investees’ financial statements.
o
Evaluating other audit evidence obtained to determine if there were additional reconsideration events that had not been identified by the Company, including reading board minutes and confirming the terms of certain agreements, as applicable.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

San Francisco, California

February 28, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of December 31, 2021, under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal control over financial reporting as of December 31, 2021. Their attestation report on the audit of our internal control over financial reporting is included below.

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

Changes in Internal Control over Financial Reporting

Internal control measures have been designed and continually evaluated for our equity and long-term investments and the related capital allocation processes for the year ended December 31, 2021. There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act for the year ended December 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Innoviva, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

San Francisco, California

February 28, 2022

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this Item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards		Weighted‑average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	881,228	(1)	20.79	(2)	5,150,348	(3)

(1)
Includes 765,588 shares issuable upon exercise of outstanding options and 115,640 shares issuable upon vesting of outstanding RSUs and RSAs.
(2)
Does not take into account outstanding restricted stock units as these awards have no exercise price.
(3)
Includes 171,827 shares of common stock available under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10‑K:

1. Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K:

2. Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(b) Exhibits required by Item 601 of Regulation S‑K:

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

ITEM 16. FORM 10‑K SUMMARY

None.

Exhibits

			Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Certificate of Incorporation	S‑1	3.3	7/26/2004
3.2	Certificate of Amendment of Restated Certificate of Incorporation	10‑Q	3.4	3/31/2007
3.3	Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc., as filed with the Secretary of State of the State of Delaware, effective on January 7, 2016	8‑K	3.1	1/8/2016
3.4	Amended and Restated Bylaws, amended and restated as of February 8, 2017	8‑K	3.1	2/9/2017
4.1	Specimen certificate representing the common stock of the registrant	10‑K	4.1	12/31/2006
4.2	Indenture, dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	1/25/2013
4.3	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)
4.4	Indenture (including form of Note) with respect to Innoviva’s 2.50% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	8/7/2017
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020
10.1	Employee Stock Purchase Plan, as amended April 27, 2010	10‑Q	10.4	6/30/2010
10.2	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10‑Q	10.1	6/30/2014
10.3	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S‑1	10.13	6/10/2004
10.4*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10‑K	10.13	12/31/2013
10.5+	Description of Cash Bonus Program, as amended	10‑K	10.22	12/31/2009
10.6+	Amendment to Change in Control Severance Plan effective December 16, 2009	10‑K	10.47	12/31/2009
10.7+	2009 Change in Control Severance Plan adopted December 16, 2009	10‑K	10.48	12/31/2009
10.8	Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8‑K	10.2	11/29/2010
10.9	Amendment to Strategic Alliance Agreement, dated October 3, 2011	10‑K	10.34	12/31/2011
10.10+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10‑Q	10.38	6/30/2012
10.11	Base Capped Call Transaction, dated January 17, 2013	8‑K	10.1	1/23/2013
10.12	Additional Capped Call Transaction, dated January 18, 2013	8‑K	10.2	1/23/2013
10.13	Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.1	3/6/2014
10.14*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.2	3/6/2014
10.15*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.3	3/6/2014
10.16	Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8‑K	10.2	6/5/2014
10.17	Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8‑K	10.3	6/5/2014
10.18	Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014.	8‑K	10.4	6/5/2014
10.19	Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014.	8‑K	10.5	6/5/2014

10.20	Amendment/Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10‑Q	10.64	3/31/2015
10.21+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	8‑K	10.2	7/29/2015
10.22	Form of Notice of Performance‑Based Restricted Stock Award and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (director form)	10‑K	10.76	2/23/2018
10.23+	Second Amendment to 2009 Severance Plan	10‑Q	10.81	7/26/2018
10.24+	Offer Letter with Marianne Zhen, dated September 7, 2018	8‑K	10.1	9/11/2018
10.25+	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated May 20, 2020.	8‑K	10.1	5/26/2020
10.26	Strategic Advisory Agreement, dated as of December 11, 2020, by and between Sarissa Capital Management LP and Innoviva, Inc.	8‑K	10.1	12/14/2020
10.27	Amended and Restated Limited Partnership Agreement of ISP Fund LP, dated as of December 11, 2020, by and among ISP Fund LP, Sarissa Capital Fund GP LP, Innoviva Strategic Partners LLC and the other parties named therein.	8‑K	10.2	12/14/2020
10.28	Share Repurchase Agreement, dated as of May 2021, by and between Innoviva, Inc. and Glaxo Group Limited	8-K	10.1	5/20/2021
10.29	Letter Agreement, dated as of May 20, 2021, by and among Innoviva Strategic Partners LLC, ISP Fund LP and Sarissa Capital Fung GP LP	8-K	10.2	5/20/2021
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm of Armata Pharmaceuticals, Inc.**
24.1	Power of Attorney (see signature page to this Annual Report on Form 10‑K)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
99.1	Audited Consolidated Financial Statements of Armata Pharmaceuticals, Inc. at December 31, 2021, for the year ended December 31, 2021**
101

The following materials from Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for years ended December 31, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

+ Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10‑K.

* Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Innoviva, Inc.’s application for confidential treatment.

** To be filed by amendment to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVIVA, INC.

Date: February 28, 2022	By:	/s/ PAVEL RAIFELD Pavel Raifeld Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pavel Raifeld, as their true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorney‑in‑fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAVEL RAIFELD Pavel Raifeld	Chief Executive Officer (Principal Executive Officer)	February 23, 2022

/s/ MARIANNE ZHEN Marianne Zhen	Chief Accounting Officer (Principal Financial Officer)	February 23, 2022

/s/ GEORGE BICKERSTAFF, III George Bickerstaff, III	Chairman of the Board	February 23, 2022

/s/ ODYSSEAS KOSTAS, M.D. Odysseas Kostas, M.D.	Director	February 23, 2022

/s/ MARK DIPAOLO, ESQ. Mark DiPaolo, Esq.	Director	February 23, 2022

/s/ JULES HAIMOVITZ Jules Haimovitz.	Director	February 23, 2022

/s/ SARAH SCHLESINGER, M.D. Sarah Schlesinger, M.D.	Director	February 23, 2022

/s/ DEBORAH L. BIRX, M.D. Deborah L. Birx, M.D.	Director	February 23, 2022