Form 10-K/A
period 2021-12-31
Innoviva, Inc.
filed 2022-03-17
CIK 1080014

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

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Innoviva, Inc. (the "Company") for the year ended December 31, 2021, originally filed on February 28, 2022 (the "Original Filing") solely for the purpose of attaching the Audited Consolidated Financial Statements of Armata Pharmaceuticals, Inc. for the year ended December 31, 2021 and the Consent of Ernst & Young LLP Independent Registered Public Accounting Firm of Armata Pharmaceuticals, Inc. as Exhibit 99.1 and Exhibit 23.2, respectively. These exhibits were not available at the time of our Original Filing.

In accordance with applicable Securities and Exchange Commission ("SEC") rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications from the Company's Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this Amendment.

This Amendment consists solely of the preceding cover page, this explanatory note, Part II., Item 8., "Financial Statements and Supplementary Data", in its entirety, Part IV., Item 15., "Exhibits and Financial Statement Schedules," in its entirety, the Exhibits, the signature page, and the new certifications from the Company's Principal Executive Officer and Principal Financial Officer.

This Amendment does not reflect events occurring after the date of the Original Filing and does not amend or update in any way the disclosures made in the Original Filing, except as described above. In particular, the information included in this Amendment under Part II, Item 8 is identical in all respects to the information included under such caption in the Original Filing. This Amendment should be read in conjunction with the Original Filing and with the Company's subsequent filings with the SEC.

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

San Francisco, California

February 28, 2022

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10‑K/A:

1. Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K/A:

2. Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(b) Exhibits required by Item 601 of Regulation S‑K:

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Exhibits

			Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Certificate of Incorporation	S‑1	3.3	7/26/2004
3.2	Certificate of Amendment of Restated Certificate of Incorporation	10‑Q	3.4	3/31/2007
3.3	Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc., as filed with the Secretary of State of the State of Delaware, effective on January 7, 2016	8‑K	3.1	1/8/2016
3.4	Amended and Restated Bylaws, amended and restated as of February 8, 2017	8‑K	3.1	2/9/2017
4.1	Specimen certificate representing the common stock of the registrant	10‑K	4.1	12/31/2006
4.2	Indenture, dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	1/25/2013
4.3	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)
4.4	Indenture (including form of Note) with respect to Innoviva’s 2.50% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	8/7/2017
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020
10.1	Employee Stock Purchase Plan, as amended April 27, 2010	10‑Q	10.4	6/30/2010
10.2	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10‑Q	10.1	6/30/2014
10.3	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S‑1	10.13	6/10/2004
10.4*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10‑K	10.13	12/31/2013
10.5+	Description of Cash Bonus Program, as amended	10‑K	10.22	12/31/2009
10.6+	Amendment to Change in Control Severance Plan effective December 16, 2009	10‑K	10.47	12/31/2009
10.7+	2009 Change in Control Severance Plan adopted December 16, 2009	10‑K	10.48	12/31/2009
10.8	Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8‑K	10.2	11/29/2010
10.9	Amendment to Strategic Alliance Agreement, dated October 3, 2011	10‑K	10.34	12/31/2011
10.10+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10‑Q	10.38	6/30/2012
10.11	Base Capped Call Transaction, dated January 17, 2013	8‑K	10.1	1/23/2013
10.12	Additional Capped Call Transaction, dated January 18, 2013	8‑K	10.2	1/23/2013
10.13	Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.1	3/6/2014
10.14*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.2	3/6/2014
10.15*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.3	3/6/2014
10.16	Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8‑K	10.2	6/5/2014
10.17	Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014.	8‑K	10.3	6/5/2014
10.18	Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014.	8‑K	10.4	6/5/2014
10.19	Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014.	8‑K	10.5	6/5/2014

10.20	Amendment/Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10‑Q	10.64	3/31/2015
10.21+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	8‑K	10.2	7/29/2015
10.22	Form of Notice of Performance‑Based Restricted Stock Award and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (director form)	10‑K	10.76	2/23/2018
10.23+	Second Amendment to 2009 Severance Plan	10‑Q	10.81	7/26/2018
10.24+	Offer Letter with Marianne Zhen, dated September 7, 2018	8‑K	10.1	9/11/2018
10.25+	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated May 20, 2020.	8‑K	10.1	5/26/2020
10.26	Strategic Advisory Agreement, dated as of December 11, 2020, by and between Sarissa Capital Management LP and Innoviva, Inc.	8‑K	10.1	12/14/2020
10.27	Amended and Restated Limited Partnership Agreement of ISP Fund LP, dated as of December 11, 2020, by and among ISP Fund LP, Sarissa Capital Fund GP LP, Innoviva Strategic Partners LLC and the other parties named therein.	8‑K	10.2	12/14/2020
10.28	Share Repurchase Agreement, dated as of May 2021, by and between Innoviva, Inc. and Glaxo Group Limited	8-K	10.1	5/20/2021
10.29	Letter Agreement, dated as of May 20, 2021, by and among Innoviva Strategic Partners LLC, ISP Fund LP and Sarissa Capital Fung GP LP	8-K	10.2	5/20/2021
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm of Armata Pharmaceuticals, Inc.
24.1	Power of Attorney (see signature page to the Original Filing)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
99.1	Audited Consolidated Financial Statements of Armata Pharmaceuticals, Inc. at December 31, 2021 and 2020 and for the two years ended December 31, 2021
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

INNOVIVA, INC.

Date: March 17, 2022	By:	/s/ PAVEL RAIFELD Pavel Raifeld Chief Executive Officer