Form 10-Q
period 2022-03-31
Innoviva, Inc.
filed 2022-05-05
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of registrant’s common stock outstanding on April 30, 2022 was 69,698,562.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$216,802	$201,525
Related party receivables from collaborative arrangements	93,515	110,711
Prepaid expenses	5,576	1,367
Other current assets	1,930	70
Total current assets	317,823	313,673
Property and equipment, net	191	12
Equity and long-term investments	544,437	483,845
Capitalized fees paid to a related party, net	107,974	111,430
Right-of-use assets	3,794	97
Goodwill	5,544	—
Intangible assets	105,000	—
Deferred tax assets, net	22,398	17,327
Other assets	313	11
Total assets	$1,107,474	$926,395

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,808	$27
Accrued personnel-related expenses	1,933	619
Accrued interest payable	1,397	4,152
Convertible subordinated notes due 2023, net of issuance costs	96,016	—
Other accrued liabilities	8,073	1,009
Total current liabilities	109,227	5,807
Long-term debt, net of discount and issuance costs	442,731	394,653
Lease liabilities, long-term	3,299	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 69,594 and 69,566 issued and outstanding as of March 31, 2022 and December 31, 2021 respectively	696	696
Treasury stock: at cost, 32,005 at March 31, 2022 and December 31, 2021, respectively	(393,829)	(393,829)
Additional paid-in capital	1,182,912	1,264,024
Accumulated deficit	(403,137)	(456,148)
Total Innoviva stockholders’ equity	386,642	414,743
Noncontrolling interest	165,575	111,192
Total stockholders’ equity	552,217	525,935
Total liabilities and stockholders’ equity	$1,107,474	$926,395

*
Consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended March 31, 2022 and 2021	$90,059	$85,518
Operating expenses:
Research and development	5,838	49
General and administrative	6,492	5,986
Total operating expenses	12,330	6,035
Income from operations	77,729	79,483
Interest and dividend income	322	30
Other expense, net	(250)	(433)
Interest expense	(3,010)	(4,694)
Loss on debt extinguishment	(20,662)	—
Changes in fair values of equity and long-term investments, net	(9,411)	55,045
Income before income taxes	44,718	129,431
Income tax expense, net	6,860	19,736
Net income	37,858	109,695
Net income attributable to noncontrolling interest	22,085	15,572
Net income attributable to Innoviva stockholders	$15,773	$94,123
Basic net income per share attributable to Innoviva stockholders	$0.23	$0.93
Diluted net income per share attributable to Innoviva stockholders	$0.20	$0.84
Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	69,544	101,365
Shares used to compute diluted net income per share	93,730	113,624

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$37,858	$109,695
Unrealized gain on marketable securities, net	—	—
Comprehensive income	37,858	109,695
Comprehensive income attributable to noncontrolling interest	22,085	15,572
Comprehensive income attributable to Innoviva stockholders	$15,773	$94,123

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2022
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance as of December 31, 2021	69,566	$696	$1,264,024	$—	$(456,148)	32,005	$(393,829)	$111,192	$525,935
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(65,361)	—	37,238	—	—	—	(28,123)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(6,507)	(6,507)
Fair value of noncontrolling interest in a consolidated variable interest entity	—	—	—	—	—	—	—	38,471	38,471
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	28	—	214	—	—	—	—	—	214
Stock-based compensation	—	—	620	—	—	—	—	334	954
Capped call options associated with convertible senior notes due 2028	—	—	(16,585)	—	—	—	—	—	(16,585)
Net income	—	—	—	—	15,773	—	—	22,085	37,858
Balance as of March 31, 2022	69,594	$696	$1,182,912	$—	$(403,137)	32,005	$(393,829)	$165,575	$552,217

	Three Months Ended March 31, 2021
			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance as of December 31, 2020	101,392	$1,014	$1,260,900	$—	$(722,002)	$67,925	$607,837
Distributions to noncontrolling interest	—	—	—	—	—	(21,285)	(21,285)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	8	8
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	16	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	451	—	—	—	451
Net income	—	—	—	—	94,123	15,572	109,695
Balance as of March 31, 2021	101,408	$1,014	$1,261,326	$—	$(627,879)	$62,220	$696,681

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$37,858	$109,695
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	6,860	19,736
Depreciation and amortization	3,501	3,460
Stock-based compensation	954	451
Amortization of debt discount and issuance costs	377	2,211
Changes in fair values of equity and long-term investments, net	9,411	(54,673)
Loss on extinguishment of debt	20,662	—
Other	280	8
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	17,196	4,957
Prepaid expenses	1,345	243
Other assets, current	99	328
Accounts payable	198	(52)
Accrued personnel-related expenses and other accrued liabilities	2,116	227
Accrued interest payable	(2,755)	(2,484)
Net cash provided by operating activities	98,102	84,107
Cash flows from investing activities
Purchases of equity and long-term investments	(56,217)	(26,394)
Purchases of equity investments managed by ISP Fund LP	(2,015)	(112,587)
Sales of equity investments managed by ISP Fund LP	24,281	2,387
Purchase and sales of other investments managed by ISP Fund LP, net	(132,266)	110,200
Purchases of property and equipment	(9)	—
Cash acquired through the consolidation of Entasis Therapeutics Holdings, Inc.	23,070	—
Net cash used in investing activities	(143,156)	(26,394)
Cash flows from financing activities
Distributions to noncontrolling interest	(6,507)	(21,285)
Repurchase of shares to satisfy tax withholding	(46)	(25)
Proceeds from issuances of common stock, net	260	—
Payment for repurchase of convertible subordinated notes due 2023	(165,131)	—
Purchases of capped call options associated with convertible senior notes due 2028	(21,037)	—
Proceeds from issuance of convertible senior notes due 2028, net of issuance costs	252,792	—
Net cash provided by (used in) financing activities	60,331	(21,310)
Net increase in cash and cash equivalents	15,277	36,403
Cash and cash equivalents at beginning of period	201,525	246,487
Cash and cash equivalents at end of period	$216,802	$282,890
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,411	$4,967
Supplemental disclosure of non-cash investing and financing activities
Adoption of ASU 2020-06	$28,123	$—
Right-of-use asset obtained through the consolidation of Entasis Therapeutics Holdings, Inc.	$3,289	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In our opinion, the unaudited consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022 or any other period.

The accompanying unaudited consolidated financial statements include the accounts of Innoviva, our wholly-owned subsidiaries and certain variable interest entities for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income attributable to noncontrolling interest in our unaudited consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022, and as amended on March 17, 2022 (“2021 Form 10-K”).

Prior Period Immaterial Correction

Subsequent to the issuance of the consolidated financial statements for the three months ended March 31, 2021, the Company identified that (i) sales of equity investments managed by ISP Fund LP for $2.4 million, and (ii) purchase and sales of other investments managed by ISP Fund LP, net for $110.2 million were incorrectly netted in the consolidated statement of cash flows within the line item purchases of equity and long-term investments, net. The Company has corrected the presentation in the accompanying consolidated statement of cash flows for the three months ended March 31, 2021 from amounts previously reported to present such line items separately. The correction did not impact total cash flows from investing activities or the consolidated balance sheet, statement of income, or statement of comprehensive income. Management assessed the correction on a quantitative and qualitative basis and determined that it is immaterial to the prior period consolidated financial statements. The Company additionally reclassified purchases of equity investments managed by ISP Fund LP of $112.6 million from purchases of equity and long-term investments to be presented in a separate line item in the consolidated statement of cash flows, to conform with the current period presentation.

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

We also invest in ISP Fund LP, which investments consist of money market funds and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered in December 2020, we became a limited partner of this partnership, and our contributions are subject to a 36-month lock-up period which restriction prevents us from having control and access to the contributions and related investments. These investments are classified as long-term investments on the consolidated balance sheets.

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

Research and Development Costs

Research and development costs are expensed in the period that services are rendered or goods are received. Research and development costs consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain research and development activities on behalf of the Company’s consolidated variable interest entity, net of certain external research and development costs reimbursed under the collaboration arrangements of the Company’s consolidated variable interest entity. Non-refundable pre-payments for goods or services that will be used or rendered for future research and development activities are deferred. The Company’s consolidated variable interest entity also records accruals for estimated ongoing research costs based on the progress of the studies with significant judgement and estimates.

Goodwill and Intangible Assets

Goodwill is recognized as the excess of the purchase price of an acquired entity over the fair value of amount assigned to assets acquired and liabilities assumed in a business combination. Goodwill and intangible assets with indefinite lives is subject to impairment testing at least annually and will be tested for impairment between annual tests if a triggering event occurs, such as changes due to circumstances that would indicate an impairment of the carrying value. Significant judgments are involved in determining if an indicator of impairment has occurred. Intangible assets with definite lives are amortized on a straight-line basis over the remaining useful life of the intangible asset.

Operating Leases

We account for our leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Right-of-use assets represent our right to use an underlying asset over the lease term and include any lease payments made prior to the lease commencement date and are reduced by lease incentives. Lease liabilities represent the present value of the total lease payments over the lease term, calculated using the incremental borrowing rate. Lease expense is recognized on a straight-line basis over the expected lease term.

Accounting Pronouncement Adopted by the Company

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20 for convertible instruments. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new standard also requires the if-converted method to be used to calculate diluted earnings per share (“EPS”) for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years with early adoption permitted.

Effective January 1, 2022, we adopted the new standard using the modified retrospective approach and assessed the effect of this adoption on the accounting for our outstanding convertible notes. The effect of the adoption on our 2025 Notes (as defined below) resulted in a decrease to the opening balance of accumulated deficit of $37.2 million, a reduction to additional paid-in capital of $65.4 million, an increase to the balance of the notes by an aggregate amount of $35.6 million, and an increase to deferred tax assets of $7.4 million. The dilutive EPS of our 2025 Notes will be computed under the if-converted method going forward. There was no financial impact from the implementation of the standard for our 2023 Notes (as defined below). Refer to Note 8, “Debt” for more information.

2. Net Income Per Share

Basic net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the “2023 Notes”), our convertible senior notes due 2025 (the “2025 Notes”) and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method.

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share was historically computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three months ended March 31, 2021. The dilutive EPS of the notes was approximately $0.03 per share using the if-converted method for the three months ended March 31, 2022 as a result of the adoption of ASU 2020-06.

The following table shows the computation of basic and diluted net income per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands except per share data)	2022	2021
Numerator:
Net income attributable to Innoviva stockholders, basic	$15,773	$94,123
Add: interest expense on 2023 Notes	1,021	1,204
Add: interest expense on 2025 Notes	1,164	—
Add: interest expense on 2028 Notes	384	—
Net income attributable to Innoviva stockholders, diluted	$18,342	$95,327
Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	69,544	101,365
Dilutive effect of 2023 Notes	10,155	12,189
Dilutive effect of 2025 Notes	11,150	—
Dilutive effect of 2028 Notes	2,765	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	116	70
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	93,730	113,624
Net income per share attributable to Innoviva stockholders
Basic	$0.23	$0.93
Diluted	$0.20	$0.84

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended March 31,
(In thousands)	2022	2021
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	386	1,159

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

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Royalties from a related party - RELVAR/BREO	$55,764	$56,390
Royalties from a related party - ANORO	8,442	10,500
Royalties from a related party - TRELEGY	29,309	22,084
Total royalties from a related party	93,515	88,974
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)
Royalty revenue from GSK	$90,059	$85,518

4. Consolidated Entities

We consolidate the financial results of Theravance Respiratory Company, LLC ("TRC") and Entasis Therapeutics Holdings, Inc. (“Entasis”), which we have determined to be VIEs. As we have the power to direct the economically significant activities of these entities and the obligation to absorb losses of, or the right to receive benefits from them, we are the primary beneficiary of the entities. We also consolidate the financial results of ISP Fund LP (the “Partnership”), which is our partnership with Sarissa Capital Management LP (“Sarissa Capital”), as we have determined that the Partnership is a VIE and we are its primary beneficiary.

Theravance Respiratory Company, LLC

We held 15% of the economic interest of TRC as of March 31, 2022 and December 31, 2021. The primary source of revenue for TRC is the royalties generated from the net sales of TRELEGY® ELLIPTA® by GSK. As of March 31, 2022, TRC held equity and long-term investments in InCarda Therapeutics, Inc. (“InCarda”), ImaginAb, Inc. (“ImaginAb”), Gate Neurosciences, Inc. ("Gate") and Nanolive SA ("Nanolive"). Refer to Note 5, “Financial Instruments and Fair Value Measurements,” for more information.

The summarized financial information for TRC is presented as follows:

Balance sheets

	March 31,	December 31,
(In thousands)	2022	2021
Assets
Cash and cash equivalents	$74,160	$50,713
Receivables from collaborative arrangements	29,309	42,492
Prepaid expenses and other current assets	84	71
Equity and long-term investments	49,341	37,695
Total assets	$152,894	$130,971

Liabilities and LLC Members’ Equity
Current liabilities	$289	$252
LLC members’ equity	152,605	130,719
Total liabilities and LLC members’ equity	$152,894	$130,971

Income statements

	Three Months Ended March 31,
(In thousands)	2022	2021
Royalty revenue from a related party	$29,309	$22,084
Operating expenses	198	3,281
Income from operations	29,111	18,803
Income tax expense, net	1	—
Changes in fair values of equity and long-term investments	429	(483)
Net income	$29,541	$18,320

Entasis Therapeutics Holdings, Inc.

We started investing in Entasis in 2020 as part of our capital allocation strategy of deploying cash generated from royalty income and investing in different life sciences companies. Entasis is a clinical-stage biotechnology company focused on the discovery and development of novel antibacterial products. During the second quarter of 2020, we purchased 14,000,000 shares of common stock as well as warrants to purchase 14,000,000 additional shares of common stock of Entasis for approximately $35.0 million in cash. During the third quarter of 2020, we purchased 4,672,897 shares of Entasis common stock as well as warrants to purchase 4,672,897 additional shares of its common stock for approximately $12.5 million in cash. Effective in June 2020, after certain conditions were met with respect to the sales of Entasis equity shares, Innoviva has a right to designate two members to Entasis’ board. During the second quarter of 2021, Innoviva’s wholly owned subsidiary, Innoviva Strategic Opportunities, LLC ("ISO") entered into a securities purchase agreement with Entasis to acquire 10,000,000 shares of Entasis common stock and warrants to purchase 10,000,000 additional shares of Entasis common stock for approximately $20.0 million.

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

On February 17, 2022, ISO entered into a securities purchase agreement with Entasis pursuant to which ISO purchased a convertible promissory note for a total purchase price of $15.0 million. The note bears an annual interest rate of 0.59% and will mature and become payable on August 18, 2022 unless it is converted at a conversion price of $1.48 before the maturity date. The financing is expected to support Entasis’ product development and operations into August 2022. With this financing, we determined that we have both (i) the power to direct the economically significant activities of Entasis and (ii) the obligation to absorb the losses, or the right to receive the benefits, that could potentially be significant to Entasis and therefore, we are the primary beneficiary of Entasis. Accordingly, we consolidated Entasis’ financial position and results of operations effective on February 17, 2022. Our equity interest remained at 59.9% as of February 17, 2022, and the fair values of our holdings of Entasis common stock and warrants were remeasured and estimated at $64.5 million and $31.4 million, respectively. The remeasurement resulted in a $7.7 million loss which was included in changes in fair values of equity and long-term investments, net on the consolidated statement of income.

The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date. The Company has completed a preliminary valuation and expects to finalize it as soon as practical, but no later than one year from the acquisition date. The purchase accounting for this transaction is not yet finalized.

The following table summarizes the preliminary allocation of the fair values assigned to the assets acquired and liabilities assumed as of the date of the consolidation:

(In thousands)	February 17, 2022
Cash and cash equivalents	$23,070
Prepaid expenses	5,554
Other current assets	1,959
Property and equipment, net	185
Right-of-use assets	527
Goodwill	5,544
Intangible assets	105,000
Other assets	302
Total assets acquired	$142,141

Accounts payable	$1,583
Accrued personnel-related expenses	1,057
Other current liabilities	5,096
Total liabilities assumed	$7,736

Total assets acquired, net	$134,405

Entasis’ assets can only be used to settle its obligations. The following table provides the assets and liabilities of Entasis:

(In thousands)	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$33,547
Prepaid expenses	4,490
Other current assets	1,841
Total current assets	39,878
Property and equipment, net	183
Right-of-use assets	3,724
Goodwill	5,544
Intangible assets	105,000
Other assets	303
Total assets	$154,632

Liabilities
Current liabilities:
Accounts payable	$1,781
Accrued personnel-related expenses	1,529
Other accrued liabilities	5,824
Total current liabilities	9,134
Lease liabilities, long-term	3,299
Total liabilities	$12,433

As a result of the consolidation, we recognized a non-controlling interest of $38.5 million as of February 17, 2022. Our consolidated net income for the three months ended March 31, 2022 included the net loss since the consolidation date of $4.5 million for Entasis.

The following table sets forth the pro-forma consolidated results of operations for the three months ended March 31, 2022 and 2021 as if the consolidation of Entasis occurred on January 1, 2021. The unaudited supplemental pro forma information includes adjustments for (i) increases in fair value related to the equity investments in Entasis’ common stock and warrants of $7.8 million and $11.5 million for the three months ended March 31, 2022 and 2021, respectively, and (ii) an increase for acquisition-related costs of $0.1 million for the three months ended March 31, 2021 and a corresponding decrease related to such costs for the three months ended March 31, 2022, as if the expenses were incurred in 2021 instead of 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the consolidation had taken place on the dates noted above, or of results that may occur in the future.

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenue	$90,059	$85,518
Net income	$38,027	$110,350
Net income attributable to Innoviva stockholders	$19,033	$99,067

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

In May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to Innoviva for a strategic repurchase of shares held by GSK. On March 30, 2022, Strategic Partners made an additional capital contribution of $110.0 million to the Partnership pursuant to the letter agreement entered into between Strategic Partners, the Partnership and Sarissa Capital Fund GP LP on May 20, 2021. The capital contribution is subject to a 36-month lock up period from the contribution date.

As of March 31, 2022, we held approximately 100% of the economic interest of the Partnership. As of March 31, 2022 and December 31, 2021, total assets of the Partnership were $307.6 million and $195.8 million, respectively, of which all were attributable to equity and long-term investments, and total liabilities were $0.1 million and $0.2 million, respectively. The partnership’s assets can only be used to settle its own obligations. During the three months ended March 31, 2022 and 2021, we recorded $0.3 million and $0.4 million, respectively, of net investment-related expenses incurred by the Partnership, and $2.1 million and $5.8 million, respectively, of net positive changes in fair values of equity and long-term investments on the consolidated statements of income.

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

During the first quarter of 2021, ISO entered into a securities purchase agreement with Armata to acquire 6,153,847 shares of Armata common stock and warrants to purchase 6,153,847 additional shares of Armata common stock for approximately $20.0 million. Armata also entered into a voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. During the fourth quarter of 2021, ISO also purchased an additional 1,212,122 shares of Armata common stock for approximately $4.0 million.

On February 9, 2022, ISO entered into a securities purchase agreement with Armata to acquire 9,000,000 shares of Armata common stock and warrants to purchase 4,500,000 additional shares of common stock with an exercise price of $5.00 per share for $45.0 million. The investment closed in two tranches on February 9, 2022 and March 31, 2022. The investment is intended to aid Armata in advancing its clinical pipeline and strengthening its bacteriophage platform. On February 9, 2022, Armata also entered a second amended and restated voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members or amend the bylaws of Armata to reduce the maximum number of directors or set the number of directors who may serve on the board of Armata. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. In addition, as of February 9, 2022, Armata entered into an amended and restated investor rights agreement with the Company and ISO, pursuant to which for as long as the Company and ISO hold at least 12.5% of the outstanding shares of Armata’s common stock on a fully-diluted, the Company and ISO shall have the right to designate two directors to Armata’s board of directors, and for so long as the Company and ISO hold at least 8%, but less than 12.5%, of the outstanding shares of Armata’s common stock on a fully-diluted basis, the Company and ISO shall have the right to designate one director to Armata’s board of directors, subject to certain conditions and qualifications set forth in the amended and restated investor rights agreement. As of March 31, 2022, three of the eight members of Armata’s board of directors are also members of the board of directors of Innoviva. As of March 31, 2022 and December 31, 2021, we owned approximately 69.4% and 59.3%, respectively, of Armata’s common stock.

The investments in Armata provide Innoviva and ISO the ability to have significant influence, but not control over Armata’s operations. Armata’s business and affairs are managed under the direction of its board of directors, which Innoviva and ISO do not control. Based on our evaluation, we determined that Armata is a VIE, but Innoviva and ISO are not the primary beneficiary of the VIE. We continue to elect the fair value option to account for both Armata’s common stock and warrants. The fair value of Armata’s common stock is measured based on its closing market price. The warrants purchased in 2020, 2021 and 2022 have an exercise price of $2.87, $3.25 and $5.00 per share, respectively. All warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies.

As of March 31, 2022, the fair values of our holdings of Armata common stock and warrants were estimated at $122.6 million and $64.9 million, respectively. As of December 31, 2021, the fair values of our holdings of Armata common stock and warrants were estimated at $88.1 million and $58.6 million, respectively. The total fair value of both financial instruments in the amount of $187.5 million and $146.7 million was recorded as equity and long-term investments on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. We recorded $4.2 million unrealized loss and $61.2 million unrealized gain as changes in fair values of equity and long-term investments, net on the consolidated statements of income for the three months ended March 31, 2022 and 2021, respectively.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag regardless of the date of our investments as follows:

Income Statement Information

	For the Three Months Ended December 31,
(In thousands)	2021	2020
Revenue	$989	$504
Loss from operations	$(6,048)	$(6,453)
Net loss	$(6,047)	$(6,624)

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and a warrant to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) (the “InCarda 2020 Warrant”) for $15.8 million, which includes $0.8 million of transaction costs. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. The investment is intended to fund the ongoing clinical development of InRhythmTM (flecainide for inhalation), the company’s lead program, for the treatment of a recent-onset episode of paroxysmal atrial fibrillation. TRC has the right to designate one member to InCarda’s board. As of March 31, 2022, one of InCarda’s eight board members was designated by TRC. The InCarda 2020 Warrant is exercisable immediately with an exercise price of $0.7328 per share. In September 2021, TRC and InCarda entered into an amendment to extend the expiration date of the InCarda 2020 Warrant from October 6, 2021 to March 31, 2022. On March 9, 2022, TRC and InCarda entered into an amendment to further extend the expiration date of the InCarda 2020 Warrant from March 31, 2022 to March 31, 2023. The InCarda 2020 Warrant is recorded at fair value and subject to remeasurement at each balance sheet date.

On March 9, 2022, TRC entered into a Note and Warrant Purchase Agreement (the “InCarda Agreement”) with InCarda to acquire a convertible promissory note (the “InCarda Convertible Note”) and warrants (the “InCarda 2022 Warrant”) for $0.7 million. The InCarda Convertible Note bears an annual interest rate of 6% and will convert into Series D preferred stock upon a qualified financing, non-qualified financing, or maturity conversion. A qualified financing is defined as the first issuance or series of related issuances by InCarda of its equity securities following March 9, 2022 from which InCarda receives immediately available gross proceeds of at least $10.0 million (excluding the aggregate amount of any notes converted into equity securities pursuant to the conversion of notes or any other debt securities converted into equity securities) (the “Qualified Financing Amount”). A non-qualified financing is defined as the first issuance or series of related issuances by InCarda of its equity securities following March 9, 2022 from which InCarda receives immediately available gross proceeds of less than the Qualified Financing Amount. The InCarda 2022 Warrant entitles TRC to purchase a number of shares of equity securities equal to 100% of the principal amount of the InCarda Convertible Note divided by the number of shares issued in InCarda’s next equity financing, which is defined as the earliest to occur of specific financing events, including capital raises through public offerings. The InCarda 2022 Warrant expires on March 9, 2027. The InCarda Convertible Note and InCarda 2022 Warrant are measured at fair value, but the changes in fair value were immaterial for the period ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, TRC held 13.0% of InCarda equity ownership. The investment in InCarda does not provide TRC the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but TRC is not the primary beneficiary of the VIE. We account for the InCarda Convertible Note as a trading security, measured at fair value. We account for the investment in InCarda’s Series C preferred stock using the measurement alternative because the securities are not publicly traded and do not have a readily determinable fair value. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of March 31, 2022 and December 31, 2021, we recorded $16.5 million and $15.8 million, respectively, from our investments in InCarda’s Series C preferred stock and InCarda Convertible Note as equity and long-term investments on the consolidated balance sheets. There was no impairment to the value of our investments in InCarda as of March 31, 2022 and December 31, 2021.

We use the Black-Scholes-Merton pricing model to estimate the fair value of the InCarda 2020 Warrant with the following input assumptions: the exercise price of the warrants, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of its peer companies.

Black-Scholes-Merton assumptions used in calculating the estimated fair value of the InCarda 2020 Warrant as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Risk-free interest rate	1.63%	0.06%
Expected volatility	69.37%	55.44%
Expected dividend yield	—	—
Expected term (in years)	1.00	0.25

As of March 31, 2022 and December 31, 2021, the fair value of InCarda’s warrants was estimated at $1.0 million and $0.4 million, respectively, and recorded as equity and long-term investments on the consolidated balance sheets. As of March 31, 2022, the fair value of InCarda’s Convertible Note was approximately the purchase price of $0.7 million and recorded as equity and long-term investments on the consolidated balance sheets. During the three months ended March 31, 2022 and 2021, we recorded $0.6 million unrealized gain and $0.5 million unrealized loss, respectively, as changes in fair values of equity and long-term investments, net on the consolidated statements of income.

Equity Investment in ImaginAb

During the first quarter of 2021, TRC entered into a securities purchase agreement with ImaginAb, Inc. to purchase 4,051,724 shares of ImaginAb Series C preferred stock for $4.7 million. On the same day, TRC also entered into a securities purchase agreement with one of ImaginAb’s common stockholders to purchase 4,097,157 shares of ImaginAb common stock for $1.3 million. ImaginAb is a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. $0.4 million was incurred for investment due diligence costs and execution and recorded as part of the equity investment on the consolidated balance sheets. As of March 31, 2022, one of ImaginAb’s five board members is designated by TRC. As of March 31, 2022 and December 31, 2021, TRC held 14.4% and 14.5% of ImaginAb equity ownership, respectively.

The investment in ImaginAb does not provide TRC the ability to control or have significant influence over ImaginAb’s operations. Based on our evaluation, we determined that ImaginAb is a VIE, but TRC is not the primary beneficiary of the VIE. Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we have accounted for our investment in ImaginAb’s Series C preferred stock and common stock using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of March 31, 2022 and December 31, 2021, $6.4 million was recorded as equity and long-term investments on the consolidated balance sheets and there was no change to the fair value of our investment.

Convertible Promissory Note in Gate Neurosciences

During the fourth quarter of 2021, TRC entered into a Convertible Promissory Note Purchase Agreement with Gate Neurosciences, Inc. (“Gate”) to acquire a convertible promissory note (the “Gate Convertible Note”) with a principal amount of $15.0 million. Gate is a privately held biopharmaceutical company focused on developing the next generation of targeted nervous system therapies, leveraging precision medicine approaches to develop breakthrough drugs for psychiatric and neurologic diseases. The investment is intended to fund its ongoing development and research. The Gate Convertible Note bears an annual interest rate of 8% and will convert into shares of common stock of Gate upon a qualified event or into shares of shadow preferred stock of Gate (“Shadow Preferred”) upon a qualified financing. A qualifying event can be a qualified initial price offering, a qualified merger, or a merger with a special-purpose acquisition company (“SPAC”).

The number of common stock shares to be issued in a qualified event shall be equal to the amount due on the conversion date divided by the lesser of a capped conversion price (the “Capped Conversion Price”) and the qualified event price (the “Qualified Event Price”). The Capped Conversion Price is calculated as $50.0 million divided by the number of shares of common stock outstanding at such time on a fully diluted basis. The Qualified Event Price is the price per share determined by the qualified event. A qualified financing is a sale or series of sales of preferred stock where (i) at least 50 percent of counterparties are not existing shareholders, (ii) net proceeds to Gate are at least $35.0 million, and (iii) the stated or implied equity valuation of Gate is at least $80.0 million. Shadow Preferred means preferred stock having identical rights, preferences and restrictions as the preferred stock that would be issued in a qualified financing.

The investment in Gate does not provide TRC the ability to control or have significant influence over Gate’s operations. Based on our evaluation, we determined that Gate is a VIE, but TRC is not the primary beneficiary of the VIE. We have accounted for the Gate Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price volatility of its peer companies, and the time until a financing is raised. TRC has the right to designate one board member to Gate’s board. As of March 31, 2022, TRC has designated a board member to Gate’s board, which currently consists of three directors. As of March 31, 2022 and December 31, 2021, the fair value of the Gate Convertible Note was estimated at $14.9 million and $15.1 million, respectively, and recorded as equity and long-term investments on the consolidated balance sheets. We recorded $0.2 million unrealized loss as changes in fair values of equity and long-term investments, net on the consolidated statement of income for the three months ended March 31, 2022.

Equity Investment in Nanolive

On February 18, 2022, TRC entered into an investment and shareholders agreement with Nanolive SA ("Nanolive") to purchase 18,750,000 shares of Nanolive Series C preferred stock for $9.8 million (equivalent to 9.0 million CHF). Nanolive SA is a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. $0.7 million was incurred for investment due diligence costs and execution and recorded as part of the equity and long-term investment on the consolidated balance sheets. TRC has the right to designate one member to Nanolive’s board. TRC also has the right to designate another member, who will be mutually acceptable to TRC and another majority common stockholder, to Nanolive’s board. As of March 31, 2022, no Innoviva designees are serving on Nanolive’s seven-member board. As of March 31, 2022, TRC held 16.1% of Nanolive equity ownership.

The investment in Nanolive does not provide TRC the ability to control or have significant influence over Nanolive’s operations. Based on our evaluation, we determined that Nanolive is a VIE, but TRC is not the primary beneficiary of the VIE. Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we have accounted for our investment in Nanolive’s Series C preferred stock using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of March 31, 2022, $10.6 million was recorded as equity and long-term investments on the consolidated balance sheets and there was no change to the fair value of our investment.

Fair Value Measurements

Our equity and long-term investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. Equity investments accounted for using the measurement alternative are valued using Level 3 inputs.

	Estimated Fair Value Measurements as of March 31, 2022 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$103,181	$—	$—	$103,181
Investments held by ISP Fund LP (1)	305,516	—	2,060	307,576
Equity investment - Armata Common Stock	122,625	—	—	122,625
Equity investment - Armata Warrants	—	64,894	—	64,894
Equity investment - InCarda Warrants	—	—	1,040	1,040
Convertible debt investment - InCarda Note			652	652
Convertible debt investment - Gate Note	—	—	14,900	14,900
Total assets measured at estimated fair value	$531,322	$64,894	$18,652	$614,868
Debt
2023 Notes	$—	$106,499	$—	$106,499
2025 Notes	—	253,497	—	253,497
2028 Notes	—	260,815	—	260,815
Total fair value of debt	$—	$620,811	$—	$620,811

(1)
The investments held by ISP Fund LP, consisted of $172.1 million in equity investments, which included $2.1 million in a private placement position, $25.2 million in money market funds and $110.3 million in cash. Our total capital contribution of $300.0 million is subject to a 36-month lock-up period from the date of such capital contributions.

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

The fair values of our equity investments in Armata’s common stock and publicly traded investments held by ISP Fund LP are based on the quoted prices in active markets and are classified as Level 1 financial instruments. The fair values of the warrants of Armata classified within Level 2 are based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

InCarda’s convertible note and warrants, Gate’s convertible note, and private placement positions held by ISP Fund LP and are classified as Level 3 financial instruments as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies.

The fair values of our 2023 Notes, 2025 Notes and 2028 Notes are based on recent trading prices of the respective instruments.

6. Goodwill and Intangible Assets

Goodwill and intangible assets acquired in our consolidation of Entasis were recognized at fair value as of the consolidation date, February 17, 2022. The carrying amount of goodwill as of March 31, 2022 was $5.5 million. Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of March 31, 2022 were as follows:

March 31, 2022
Carrying
(In thousands)	Amount
Intangible assets with indefinite life	$69,500
Intangible asset with determinable life	35,500
Total	$105,000

All intangible assets are related to in-process research and development. The intangible assets with indefinite life consist of antibacterial therapeutic products. The intangible asset with determinable life consists of a contract, which commences in 2023. The useful life of this intangible asset will be determined upon commercialization of the underlying product candidate. Thus, no amortization expense of determinable assets was recognized during the period ended March 31, 2022.

Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment, or more frequently if triggering events occur, based on the estimated fair value of the intangible asset.

7. Balance Sheet Components

Other Accrued Liabilities

Other accrued liabilities, which included $5.8 million related to Entasis as of March 31, 2022, consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Accrued contract manufacturing	$2,610	$—
Accrued clinical	1,273	—
Accrued research	361	—
Accrued professional services	2,935	894
Current portion of lease liabilities	622	106
Other	272	9
Total other accrued liabilities	$8,073	$1,009

8. Stock-Based Compensation

Stock- Based Compensation Expense

The following table summarizes stock-based compensation expense which included $0.3 million related to Entasis’ equity awards for the three months ended March 31, 2022:

	Three Months Ended March 31,
(In thousands)	2022	2021
General and administrative	$788	$451
Research and development	166	—
Total	$954	$451

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.6%	1.1%
Expected term (in years)	6.11	6.11
Volatility	40.5%	45.6%
Dividend yield	0.0%	0.0%
Weighted-average estimated fair value of stock options granted	$7.73	$5.42

9. Debt

Our debt consisted of:

	March 31,	December 31,
(In thousands)	2022	2021
2023 Notes	$96,207	$240,984
2025 Notes	192,500	192,500
2028 Notes	261,000	—
Total debt	549,707	433,484
Less: Unamortized debt discount and issuance costs	(10,960)	(38,831)
Total debt, net	$538,747	$394,653
Less: Current portion of long-term debt, net	96,016	—
Total long-term debt, net	$442,731	$394,653

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of our 2023 Notes, which will mature on January 15, 2023. The financing raised proceeds, net of issuance costs, of approximately $281.2 million, less $36.8 million to purchase two privately negotiated capped call option transactions in connection with the issuance of the notes. The 2023 Notes bear interest at the rate of 2.125% per year that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2013.

At the option of the holders, the 2023 Notes may be converted into fully paid and non-assessable shares of our common stock prior to the close of the business on the second business day immediately preceding the final maturity date. The initial conversion rate was 35.9903 shares per $1,000 principal amount of the 2023 Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $27.79 per share.

In event of default or a fundamental change (as defined in the indenture governing the 2023 Notes), holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at price equal to 100% of the principal amount of the 2023 Notes, plus any accrued and unpaid interest.

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

During 2016, we retired a portion of our 2023 Notes with a face value of $14.1 million and carrying value of $13.9 million by way of purchase in the open market.

On March 7, 2022, we used $165.6 million from the sale of the 2028 Notes to repurchase 60% of the 2023 Notes with a face value of $144.8 million. The carrying value of the repurchased 2023 Notes was $144.5 million. Accrued interest was $0.4 million and unamortized debt issuance costs were $0.3 million on the date of repurchase. We recognized a loss on the extinguishment of the 2023 Notes of $20.7 million in other expense, net in the consolidated statement of operations. The repurchase reduced the outstanding principal balance to $96.2 million and unamortized debt issuance costs to $0.2 million. The effective interest rate of the 2023 Notes changed to 2.37%.

Our outstanding 2023 Notes balances consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Liability component
Principal	$96,207	$240,984
Debt issuance costs, net	(191)	(620)
Net carrying amount	$96,016	$240,364

The following table sets forth total interest expense recognized related to the 2023 Notes for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Contractual interest expense	$1,084	$1,280
Amortization of debt issuance costs	122	141
Total interest and amortization expense	$1,206	$1,421

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

The 2025 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. The initial conversion rate for the 2025 Notes is 57.9240 shares of our common stock per $1,000 principal amount of the 2025 Notes (which is equivalent to an initial conversion price of approximately $17.26 per share), representing a 30.0% conversion premium over the last reported sale price of the Company’s common stock on August 1, 2017, which was $13.28 per share. The conversion rate is subject to customary anti-dilution adjustments in certain circumstances. The 2025 Notes will mature on August 15, 2025, unless repurchased or converted in accordance with their terms prior to such date. Prior to February 15, 2025, the 2025 Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, as described below. From, and including, February 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2025 Notes will be convertible at any time.

Holders of the 2025 Notes may convert all or a portion of their 2025 Notes prior to the close of business on February 15, 2025 only under the following circumstances:

•
after September 30, 2017, if our closing common stock price for at least 20 days out of the most recent 30 consecutive trading days of the preceding quarter is greater than 130% of the current conversion price of the 2025 Notes;
•
for five consecutive business days, if the average trading price per $1,000 of Notes during the prior 10 consecutive trading days is less than 98% of the product of the our closing common stock price and the conversion rate of the 2025 Notes on such day;
•
upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental changes (as defined in the indenture governing the 2025 Notes) or a transaction resulting in our common stock converting into other securities or property or assets.

On or after February 15, 2025, holders of the 2025 Notes may convert their 2025 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Notes.

In event of default or a fundamental change (as defined above), holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes at price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest.

Effective January 1, 2022, we adopted ASU 2020-06 using a modified retrospective method, under which financial results reported in prior periods were not adjusted. The adoption of ASU 2020-06 had a material impact on the 2025 notes.

Prior to the adoption of the standard, we separately account for the liability and equity components of the 2025 Notes by allocating the proceeds between the liability component and the embedded conversion option (“equity component”) due to our ability to settle the conversion obligation of the 2025 Notes in cash, common stock or a combination of cash and common stock, at our option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using the income approach. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The equity component of the 2025 Notes of $67.3 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2025 Notes and the fair value of the liability of the 2025 Notes on the date of issuance. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. Additionally, we separated the total issuance costs of $5.4 million incurred into liability and equity components in proportion to the allocation of the initial proceeds, resulting in liability issuance costs of $3.5 million and equity issuance costs of $1.9 million. Issuance costs attributable to the liability component were amortized on a straight-line basis, which approximated the effective interest rate method, to interest expense over the term of the 2025 Notes. The issuance costs attributable to the equity component were netted against the equity component in additional paid-in capital. The effective interest rate of the liability component of the 2025 Notes was 8.87%.

Upon adoption of ASU 2020-06 on January 1, 2022, we combined the liability and equity components of the 2025 Notes assuming that the instrument was accounted for as a single liability from inception to the date of adoption. We similarly combined the liability and equity components of the issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the 2025 Notes, and are amortized on a straight-line basis over the term of the 2025 Notes under the effective interest rate method. As of January 1, 2022, the effective interest rate on the 2025 Notes was 2.88%.

Our outstanding 2025 Notes balances consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(2,437)	(38,211)
Net carrying amount	$190,063	$154,289
Equity component, net	$—	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Contractual interest expense	$1,203	$1,203
Amortization of debt issuance costs	171	159
Amortization of debt discount	—	1,911
Total interest and amortization expense	$1,374	$3,273

Convertible Senior Notes Due 2028

In March 2022, we completed a private placement of $261.0 million aggregate principal amount of our 2028 Notes, which will mature on March 15, 2028. The proceeds include the 2028 Notes sold pursuant to the $45.0 million over-allotment option granted by us to the initial purchasers, of which $36.0 million was exercised. The 2028 Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

The net proceeds from the sale of the $261.0 million aggregate principal amount of 2028 Notes were approximately $252.6 million after deducting the initial purchasers’ discounts and commissions and our estimated offering expenses. We used approximately $21.0 million of the net proceeds from the offering to fund the cost of entering into the capped call transactions described below. In addition, we used $165.6 million of the remaining net proceeds to repurchase $144.8 million aggregate principal amount of the 2023 Notes in separate and individually negotiated transactions with certain holders of the 2023 Notes, which closed concurrently with the issuance of the 2028 Notes. We expect to use the remaining net proceeds for general corporate purposes.

The 2028 Notes bear interest at an annual rate of 2.125% that is payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2022.

The 2028 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. The initial conversion rate was 38.1432 shares per $1,000 principal amount of the 2028 Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $26.22 per share.

Prior to September 15, 2027, the 2028 Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after September 15, 2027, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes.

Holders of the 2028 Notes may convert all or a portion of their 2028 Notes prior to the close of business on September 15, 2027, only under the following circumstances:

•
after March 31, 2022, if our closing common stock price for at least 20 days out of the most recent 30 consecutive trading days of the preceding quarter is greater than 130% of the current conversion price of the 2028 Notes;
•
for five consecutive business days, if the average trading price per $1,000 of Notes during the prior 10 consecutive trading days is less than 98% of the product of our closing common stock price and the conversion rate of the 2028 Notes on such day;

•
upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental changes (as defined in the indenture governing the 2028 Notes) or a transaction resulting in our common stock converting into other securities or property or assets.

On or after September 15, 2027, holders of the 2028 Notes may convert their 2028 Notes at any time until the close of the business on the second day immediately preceding the maturity date of the 2028 Notes.

The 2028 Notes will be redeemable, in whole or in part, at our option at any time, and from time to time, on or after March 20, 2025, and on or before the 75th scheduled trading day immediately before the maturity date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any 2028 Note for redemption will constitute a make-whole fundamental change (as defined in the indenture governing the 2028 Notes) with respect to that 2028 Note, in which case the conversion rate applicable to the conversion of that 2028 Note will be increased in certain circumstances if it is converted after it is called for redemption.

If we undergo a fundamental change, subject to certain conditions, holders may require us to purchase for cash all or any portion of their 2028 Notes. The fundamental change purchase price will be 100% of the principal amount of the 2028 Notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date.

The indenture governing the 2028 Notes contains customary terms and covenants, including a merger covenant and that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% of the aggregate principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Notes to be due and payable immediately.

In connection with the offering of the 2028 Notes, we entered into privately negotiated capped call transactions. The cap price of the capped call transaction is initially $33.9850 per share and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the 2028 Notes. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of the 2028 Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the aggregate principal amount of converted 2028 Notes, as the case may be, with such reduction or offset subject to a cap.

As of March 31, 2022, the effective interest rate on the 2028 Notes was 2.69%.

Our outstanding 2028 Notes balance as of March 31, 2022 consisted of the following:

(In thousands)
Liability component
Principal	$261,000
Debt issuance costs, net	(8,332)
Net carrying amount	$252,668

The following table sets forth total interest expense recognized related to the 2028 Notes from the date of issuance through March 31, 2022:

(In thousands)
Contractual interest expense	$346
Amortization of debt issuance costs	84
Total interest and amortization expense	$430

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of March 31, 2022 were as follows:

(In thousands)
Years ending December 31:
Remainder of 2022	$—
2023	96,207
2024	—
2025	192,500
2026	—
Thereafter	261,000
Total	$549,707

10. Commitments and Contingencies

Operating Lease

Our operating leases include Entasis’ facility lease (“Entasis Lease”) consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts. In February 2022, Entasis decided to exercise a renewal option for the Entasis Lease to extend the lease term for three additional years through 2025 and subsequently signed the Second Amendment in April 2022. As of March 31, 2022, the weighted average remaining lease term was 3.8 years and the weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets was 7.8%.

We also lease approximately 2,111 square feet of office space in Burlingame, California.

The following table summarizes our operating leases as presented in the consolidated balance sheets:

	March 31,	December 31,
(In thousands)	2022	2021
Assets
Right-of-use assets	$3,794	$97
Liabilities
Lease liabilities, current	$622	$106
Lease liabilities, long-term	3,299	—
Total lease liabilities	$3,921	$106

Future minimum operating lease payments on the Entasis Lease as of March 31, 2022 were as follows:

(In thousands)
Years ending December 31:
Remainder of 2022	$553
2023	1,249
2024	1,269
2025	1,289
Total undiscounted lease payments	4,360
Less: imputed interest	$(516)
Total operating lease liabilities	$3,844

Future minimum operating lease payments on our corporate headquarters in Burlingame, California as of March 31, 2022 were as follows:

(In thousands)
Years ending December 31:
Remainder of 2022	$76
Thereafter	—
Total	$76

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. Currently, we believe that no litigation or arbitration, either individually or in the aggregate, to which we are presently a party is likely to have a material adverse effect on our operating results or financial position.

11. Income Taxes

Provisional income tax expense for the three months ended March 31, 2022 and 2021 was $6.9 million and $19.7 million, respectively. The Company’s effective income tax rate for the three months ended March 31, 2022 was 15.3%, compared to 15.2% for the same period in 2021. The income tax expense for the three months ended March 31, 2022 and 2021 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective income tax rate for the three months ended March 31, 2022 was lower than the benefit computed at the U.S. federal statutory income tax rate due primarily to noncontrolling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties, and assumptions. All statements contained herein that are not of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives, may be forward-looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursue,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Important factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK; the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA® and TRELEGY® ELLIPTA® in the jurisdictions in which these products have been approved; substantial competition from products discovered, developed, launched and commercialized both by GSK and by other pharmaceutical companies; the strategies, plans and objectives of the Company (related to the Company’s growth strategy and corporate development initiatives beyond the Company’s existing portfolio); the timing, manner and amount of capital deployment, including potential capital returns to stockholders; risks related to the Company’s growth strategy; projections of revenue, expenses and other financial items and risks discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022, and as amended on March 17, 2022 (“2021 Form 10-K”), and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read our consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part I of our 2021 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q entitled “Risk Factors,” which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of our 2021 Form 10-K and Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including on Form 10-K, Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

Our company structure and organization are tailored to our focused activities of managing our respiratory assets partnered with GSK, including the commercial and developmental obligations associated with the GSK Agreements, optimizing capital allocation and providing for certain essential reporting and management functions of a public company. Our revenues consist of royalties from our respiratory partnership agreements with GSK.

Recent Highlights

•
GSK Net Sales:
•
First quarter 2022 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $371.8 million, down 1% from $375.9 million in the same quarter of 2021, with $160.4 million in net sales from the U.S. market and $211.4 million from non-U.S. markets.
•
First quarter 2022 net sales of ANORO® ELLIPTA® by GSK were $129.9 million, down 20% from $161.5 million in the same quarter of 2021, with $54.5 million net sales from the U.S. market and $75.4 million from non-U.S. markets.
•
First quarter 2022 net sales of TRELEGY® ELLIPTA® by GSK were $450.9 million, up 33% from $339.8 million in the same quarter of 2021, with $317.4 million in net sales from the U.S. market and $133.5 million in net sales from non-U.S. markets.
•
Capital Allocation:
•
During the first quarter of 2022, the Company’s wholly owned subsidiary, Innoviva Strategic Opportunities LLC, invested $45.0 million to acquire 9.0 million shares of Armata common stock and warrants to purchase 4.5 million additional shares of common stock exercisable at $5.00 per share, which resulted in Innoviva collectively owning approximately 69% of Armata’s outstanding stock (without giving effect to our warrants).
•
During the first quarter of 2022, the Company’s wholly owned subsidiary, Innoviva Strategic Opportunities LLC, purchased a $15.0 million note from Entasis that is convertible, subject to certain conditions, into Entasis’ shares at $1.48 per share price and equal number of warrants with $1.48 per share strike price. During the first quarter of 2022, the Company determined that it is the primary beneficiary of Entasis and consolidated Entasis’ financial position and results of operations effective on February 17, 2022. The Company also made a non-binding offer to acquire all outstanding equity securities of Entasis that it does not own at $2.00 per share.
•
During the first quarter of 2022, the Company issued 2.125% convertible notes due in 2028 (“2028 Notes”) with principal value of $261.0 million and used a portion of the proceeds to repurchase $144.8 million (or approximately 60% of outstanding) convertible notes due in 2023 (“2023 Notes”), resulting in $20.7 million accounting loss on debt extinguishment.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than those set out in Note 1 to our accompanying unaudited consolidated financial statements, we believe there have been no significant changes in our critical accounting policies as described in the Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022, and as amended on March 17, 2022.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2022	2021	$	%
Royalties from a related party - RELVAR/BREO	$55,764	$56,390	$(626)	(1)%
Royalties from a related party - ANORO	8,442	10,500	(2,058)	(20)%
Royalties from a related party - TRELEGY	29,309	22,084	7,225	33%
Total royalties from a related party	93,515	88,974	4,541	5%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	*
Royalty revenue from GSK	$90,059	$85,518	$4,541	5%

*Not Meaningful

Total net revenue increased to $90.1 million for the three months ended March 31, 2022, compared to $85.5 million for the same period a year ago, primarily due to growth in prescriptions for our TRELEGY products.

Research & Development

Research and development (“R&D”) expenses attributable to Entasis' product development efforts were $5.8 million for the three months ended March 31, 2022. Research and development expenses for the three months ended March 31, 2021 were attributable to the product development of Pulmoquine Therapeutics Inc., which was dissolved at the end of 2021.

General & Administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2022	2021	$	%
General and administrative	$6,492	$5,986	$506	8%

General and administrative expenses for the three months ended March 31, 2022 increased compared to the same period in 2021 mainly due to the consolidation of Entasis' operating expenses of $2.0 million starting February 17, 2022.

Interest and dividend income and other expense, net

Interest and dividend income and other expense, net, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2022	2021	$	%
Interest and dividend income	$322	$30	$292	*
Other expense, net	(250)	(433)	183	(42)%

*Not Meaningful

Interest and dividend income increased for the three months ended March 31, 2022 compared to the same periods a year ago due to higher returns on investments, including those managed by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2022	2021	$	%
Interest expense	$3,010	$4,694	$(1,684)	(36)%

The decrease in interest expense was primarily due to the adoption of the new accounting standard, ASU 2020-06, which is to simplify the accounting for convertible debt instruments, and the debt discount associated with the cash settlement feature of our convertible notes due 2025 (“2025 Notes”), which was adjusted to zero as of January 1, 2022. The interest expense for the three months ended March 31, 2022 included the contractual interest expense and the amortization of debt issuance costs for our 2023 Notes, 2025 Notes and 2028 Notes. Interest expense for the three months ended March 31, 2021 included the contractual interest expense, the amortization of debt discount and issuance costs for our 2023 Notes and 2025 Notes.

Loss on Debt Extinguishment

We recognized a loss of $20.7 million due to the total premium payment of $20.4 million and the write-off of $0.3 million debt issuance costs in connection with the repurchase of $144.8 million aggregate principal amount of our 2023 Notes in March 2022.

Changes in Fair Values of Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2022	2021	$	%
Changes in fair values of equity and long-term investments, net	$(9,411)	$55,045	$(64,456)	(117)%

The changes in fair values of equity and long-term investments for the three months ended March 31, 2022 decreased compared to the same period in 2021 mainly due to the volatility in the capital markets. The changes in fair values of equity and long-term investments reflect the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, Entasis, InCarda, Gate, and those investments managed by ISP Fund LP.

Provision for Income Taxes

The provisional income tax expense for the three months ended March 31, 2022 was $6.9 million with an effective income tax rate of 15.3%, compared to $19.7 million with an effective income tax rate of 15.2% in the same period a year ago.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior periods, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2022	2021	$	%
Net income attributable to noncontrolling interest	$22,085	$15,572	$6,513	42%

This represents $25.1 million for the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma and $3.0 million for the 40% share of net loss in Entasis Therapeutics Holdings, Inc. for the three months ended March 31, 2022. The net income attributable to noncontrolling interest for the three months ended March 31, 2021 represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma. The increase was primarily due to the growth in prescriptions and market share for TRELEGY® ELLIPTA®, offset with $3.0 million net loss for Entasis’ noncontrolling interest.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the three months ended March 31, 2022, we generated gross royalty revenues from GSK of $93.5 million. Net cash and cash equivalents totaled $216.8 million, inclusive of $33.5 million of Entasis' cash balance, and receivables from GSK totaled $93.5 million as of March 31, 2022.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Net cash provided by operating activities	$98,102	$84,107	$13,995
Net cash used in investing activities	(143,156)	(26,394)	(116,762)
Net cash provided by (used in) financing activities	60,331	(21,310)	81,641

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $98.1 million, consisting primarily of our net income of $37.9 million, adjusted for net non-cash items such as $6.9 million of deferred income tax, $3.5 million of depreciation and amortization, $20.7 million of loss on extinguishment of debt, and $9.4 million decrease in the fair value of our equity and long-term investments and a decrease in receivables from collaborative arrangements of $17.2 million, offset by a reduction of accrued interest payable of $2.8 million.

Net cash provided by operating activities for the three months ended March 31, 2021 was $84.1 million, consisting primarily of our net income of $109.7 million, adjusted for net non-cash items such as $19.7 million of deferred income taxes and $3.5 million of depreciation and amortization, partially offset by $54.7 million increase in the fair values of our equity and long-term investments, an increase in receivables from collaborative arrangements of $5.0 million and a reduction in accrued interest payable of $2.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 of $143.2 million was primarily due to $134.3 million of purchases of equity and other investments managed by ISP Fund LP and $56.2 million investments in Armata, InCarda, and Nanolive, partially offset by $24.3 million of sales of equity investments managed by ISP Fund LP and $23.1 million of cash acquired through the consolidation of Entasis.

Net cash used in investing activities for the three months ended March 31, 2021 of $26.4 million was primarily due to our investments in Armata and ImaginAb. $112.6 million of sales was offset by $112.6 million of purchases of equity and other investments managed by the ISP Fund LP.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 of $60.3 million was primarily due to the net proceeds of $252.8 million from the issuance of the convertible senior notes due in 2028, offset with $21.0 million purchase of capped call options associated with the 2028 Notes, $165.1 million for the repurchase of the 2023 Notes, and $6.5 million distributions to noncontrolling interest.

Net cash used in financing activities for the three months ended March 31, 2021 of $21.3 million was primarily due to distributions to noncontrolling interest.

Contractual Obligations

In March 2022, we completed a private placement of $261.0 million aggregate principal amount of unsecured convertible senior notes, the 2028 Notes, which will mature on March 15, 2028. Under the terms of the 2028 Notes, we will make interest payments of approximately $2.9 million during the year 2022 and $5.5 million in each of the years from 2023 through 2027. The principal balance of $261.0 million will become due in March 2028. As of March 31, 2022, our notes payable obligation also included $96.2 million related to our 2023 Notes which are due in 2023 and $192.5 million related to our 2025 Notes which are due in 2025. Refer to Note 8, “Debt”, to the Consolidated Financial Statements for more information.

During the three months ended March 31, 2022, we determined that we have both (1) the power to direct the economically significant activities of Entasis and (2) the obligation to absorb the losses, or the right to receive the benefits, that could potentially be significant to Entasis, and therefore, we are the primary beneficiary of Entasis. Accordingly, we consolidated Entasis' financial position and results of operations effective on February 17, 2022. In connection with the consolidation, we assumed contractual obligations related to an operating lease of Entasis for office and laboratory space in Waltham, Massachusetts with an expiration date in 2025. As of March 31, 2022, total undiscounted future minimum lease payments related to the Entasis lease were $4.5 million, with approximately $0.6 million payable through December 31, 2022 and approximately $1.3 million payable in each of the years from 2023 to 2025. Refer to Note 9, “Commitments and Contingencies”, to the Consolidated Financial Statements for more information.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2022, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings from those reported in our fiscal year 2021 Annual Report on Form 10-K filed with the SEC.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2021 Form 10-K. There have been no material changes to the risk factors described in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Amended and Restated Certificate of Incorporation	S-1	3.3	7/26/2004

3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3.4	3/31/2007

3.3	Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc., as filed with the Secretary of State of the State of Delaware, effective on January 7, 2016	8-K	3.1	1/8/2016

3.4	Amended and Restated Bylaws, amended and restated as of February 8, 2017	8-K	3.1	2/9/2017

4.1	Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/2006

4.2	Indenture, dated as of January 4, 2013 by and between Theravance, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	1/25/2013

4.3	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)

4.4	Indenture (including form of Note) with respect to Innoviva’s 2.5% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	8/7/2017

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020

4.6	Indenture (including form of Note) with respect to Innoviva’s 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022

10.1	Form of Capped Call Confirmation	8-K	10.1	3/8/2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: May 05, 2022	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: May 05, 2022	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)