Form 10-Q
period 2022-06-30
Innoviva, Inc.
filed 2022-07-27
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of registrant’s common stock outstanding on July 15, 2022 was 69,705,967.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$283,580	$201,525
Related party receivables from collaborative arrangements	111,676	110,711
Prepaid expenses	3,953	1,367
Other current assets	1,119	70
Total current assets	400,328	313,673
Property and equipment, net	176	12
Equity and long-term investments	494,097	483,845
Capitalized fees paid to a related party, net	104,518	111,430
Right-of-use assets	3,545	97
Goodwill	5,544	—
Intangible assets	105,000	—
Deferred tax assets, net	23,274	17,327
Other assets	1,157	11
Total assets	$1,137,639	$926,395

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,323	$27
Accrued personnel-related expenses	3,871	619
Accrued interest payable	4,498	4,152
Convertible subordinated notes due 2023, net of issuance costs	96,072	—
Other accrued liabilities	17,144	1,009
Total current liabilities	125,908	5,807
Long-term debt, net of discount and issuance costs	443,178	394,653
Lease liabilities, long-term	3,091	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 69,706 and 69,566 issued and outstanding as of June 30, 2022 and December 31, 2021 respectively	697	696
Treasury stock: at cost, 32,005 shares at June 30, 2022 and December 31, 2021, respectively	(393,829)	(393,829)
Additional paid-in capital	1,183,667	1,264,024
Accumulated deficit	(402,198)	(456,148)
Total Innoviva stockholders’ equity	388,337	414,743
Noncontrolling interest	177,125	111,192
Total stockholders’ equity	565,462	525,935
Total liabilities and stockholders’ equity	$1,137,639	$926,395

*
Consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalty revenue from a related party, net of amortization of capitalized fees paid to a related party of $3,456 in the three months ended June 30, 2022 and 2021, and $6,912 in the six months ended June 30, 2022 and 2021	$108,220	$100,806	$198,279	$186,324
Operating expenses:
Research and development	13,884	38	19,722	87
General and administrative	11,782	4,228	18,274	10,214
Total operating expenses	25,666	4,266	37,996	10,301
Income from operations	82,554	96,540	160,283	176,023
Interest and dividend income	724	20	1,046	50
Other expense, net	(528)	(951)	(778)	(1,384)
Interest expense	(3,655)	(4,745)	(6,665)	(9,439)
Loss on debt extinguishment	—	—	(20,662)	—
Changes in fair values of equity and long-term investments, net	(58,600)	45,315	(68,011)	100,360
Income before income taxes	20,495	136,179	65,213	265,610
Income tax expense (benefit), net	(876)	25,333	5,984	45,069
Net income	21,371	110,846	59,229	220,541
Net income attributable to noncontrolling interest	20,432	21,898	42,517	37,470
Net income attributable to Innoviva stockholders	$939	$88,948	$16,712	$183,071
Basic net income per share attributable to Innoviva stockholders	$0.01	$1.01	$0.24	$1.93
Diluted net income per share attributable to Innoviva stockholders	$0.05	$0.90	$0.24	$1.73
Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	69,643	88,423	69,594	94,858
Shares used to compute diluted net income per share	95,653	100,639	94,692	107,096

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$21,371	$110,846	$59,229	$220,541
Comprehensive income	21,371	110,846	59,229	220,541
Comprehensive income attributable to noncontrolling interest	20,432	21,898	42,517	37,470
Comprehensive income attributable to Innoviva stockholders	$939	$88,948	$16,712	$183,071

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2022
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance as of December 31, 2021	69,566	$696	$1,264,024	$—	$(456,148)	32,005	$(393,829)	$111,192	$525,935
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(65,361)	—	37,238	—	—	—	(28,123)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(6,507)	(6,507)
Fair value of noncontrolling interest in a consolidated variable interest entity	—	—	—	—	—	—	—	38,471	38,471
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	28	—	214	—	—	—	—	—	214
Stock-based compensation	—	—	620	—	—	—	—	334	954
Capped call options associated with convertible senior notes due 2028	—	—	(16,585)	—	—	—	—	—	(16,585)
Net income	—	—	—	—	15,773	—	—	22,085	37,858
Balance as of March 31, 2022	69,594	$696	$1,182,912	$—	$(403,137)	32,005	$(393,829)	$165,575	$552,217
Distributions to noncontrolling interest		—	—	—	—	—	—	(9,545)	(9,545)
Equity activity of noncontrolling interest in a consolidated variable interest entity	—	—	—	—	—	—	—	(2)	(2)
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	112	1	67	—	—	—	—	—	68
Conversion of convertible subordinated notes due 2023	—	—	3	—	—	—	—	—	3
Stock-based compensation	—	—	685	—	—	—	—	665	1,350
Net income	—	—	—	—	939	—	—	20,432	21,371
Balance as of June 30, 2022	69,706	$697	$1,183,667	$—	$(402,198)	32,005	$(393,829)	$177,125	$565,462

	Six Months Ended June 30, 2021
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
Balance as of December 31, 2020	101,392	$1,014	$1,260,900	$—	$(722,002)	—	$—	$67,925	$607,837
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,285)	(21,285)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	—	—	8	8
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	16	—	(25)	—	—	—	—	—	(25)
Stock-based compensation	—	—	451	—	—	—	—	—	451
Net income	—	—	—	—	94,123	—	—	15,572	109,695
Balance as of March 31, 2021	101,408	$1,014	$1,261,326	$—	$(627,879)	—	$—	$62,220	$696,681
Distributions to noncontrolling interest		—	—	—	—	—	—	(20,161)	(20,161)
Equity activity of noncontrolling interest from a consolidated variable interest entity	—	—	—	—	—	—	—	8	8
Exercise of stock options, and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	92	1	49	—	—	—	—	—	50
Repurchase of common stock	(32,005)	(320)	—	—	—	32,005	(393,829)	—	(394,149)
Stock-based compensation	—	—	470	—	—	—	—	—	470
Net income	—	—	—	—	88,948	—	—	21,898	110,846
Balance as of June 30, 2021	69,495	$695	$1,261,845	$—	$(538,931)	$32,005	$(393,829)	$63,965	$393,745

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$59,229	$220,541
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	5,984	45,069
Depreciation and amortization	7,092	6,918
Stock-based compensation	2,304	921
Amortization of debt discount and issuance costs	931	4,472
Changes in fair values of equity and long-term investments, net	68,011	(99,046)
Loss on extinguishment of debt	20,662	—
Other	857	16
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(965)	(10,331)
Prepaid expenses	2,968	578
Other assets, current	910	328
Other assets, non-current	(844)	—
Accounts payable	2,713	(36)
Accrued personnel-related expenses and other accrued liabilities	6,939	(709)
Accrued interest payable	346	—
Net cash provided by operating activities	177,137	168,721
Cash flows from investing activities
Purchases of equity and long-term investments	(58,726)	(46,373)
Purchases of equity investments managed by ISP Fund LP	(38,026)	(142,636)
Sales of equity investments managed by ISP Fund LP	24,281	18,545
Purchase and sales of other investments managed by ISP Fund LP, net	(96,255)	234,091
Purchases of property and equipment	(22)	—
Cash acquired through the consolidation of Entasis Therapeutics Holdings, Inc.	23,070	—
Net cash provided by (used in) investing activities	(145,678)	63,627
Cash flows from financing activities
Distributions to noncontrolling interest	(16,054)	(41,446)
Repurchase of common stock	—	(394,149)
Repurchase of shares to satisfy tax withholding	(59)	(35)
Proceeds from issuances of common stock, net	341	60
Payment for repurchase of convertible subordinated notes due 2023	(165,131)	—
Purchases of capped call options associated with convertible senior notes due 2028	(21,037)	—
Proceeds from issuance of convertible senior notes due 2028, net of issuance costs	252,536	—
Net cash provided by (used in) financing activities	50,596	(435,570)
Net increase (decrease) in cash and cash equivalents	82,055	(203,222)
Cash and cash equivalents at beginning of period	201,525	246,487
Cash and cash equivalents at end of period	$283,580	$43,265
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,411	$4,967
Supplemental disclosure of non-cash investing and financing activities
Adoption of ASU 2020-06	$28,123	$—
Right-of-use asset obtained through the consolidation of Entasis Therapeutics Holdings, Inc.	$3,289	$—

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Innoviva, our wholly-owned subsidiaries and certain variable interest entities for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income attributable to noncontrolling interest in our unaudited condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022, and as amended on March 17, 2022 (“2021 Form 10-K”).

Prior Period Immaterial Correction

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021, the Company identified that (i) purchases of equity investments managed by ISP Fund LP for $142.6 million, (ii) sales of equity investments managed by ISP Fund LP for $18.5 million, and (iii) purchase and sales of other investments managed by ISP Fund LP, net for $234.1 million were incorrectly netted in the unaudited condensed consolidated statement of cash flows within the distribution of equity and long-term investments line item. The Company has corrected the presentation in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2021 from amounts previously reported to present such line items separately. The correction did not impact total cash flows from investing activities or the unaudited condensed consolidated balance sheet, statement of income, or statement of comprehensive income. Management assessed the correction on a quantitative and qualitative basis and determined that it is immaterial to the prior period unaudited condensed consolidated financial statements.

Use of Management’s Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Management evaluates its significant accounting policies and estimates on an ongoing basis. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. These estimates also form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

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

Variable Interest Entities

We evaluate our ownership, contractual and other interest in entities to determine if they are a variable interest entity (“VIE”). We evaluate whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity in our financial statements.

Equity and Long-Term Investments

We invest from time to time in equity and debt securities of private or public companies. If we determine that we have control over these companies under either voting or VIE models, we include them in our unaudited condensed consolidated financial statements. If we determine that we do not have control over these companies under either voting or VIE models, we then determine if we have an ability to exercise significant influence via voting interests, board representation or other business relationships.

We may account for the investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity and long-term investments, net on the unaudited condensed consolidated statements of income.

If we conclude that we do not have an ability to exercise significant influence over an investee, we may elect to account for the security without a readily determinable fair value using the measurement alternative under ASC Topic 321, Investments - Equity Securities. This measurement alternative allows us to measure the equity investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

We also invest in ISP Fund LP, which investments consist of money market funds and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered in December 2020, we became a limited partner of this partnership, and our contributions are subject to a 36-month lock-up period which restriction prevents us from having control and access to the contributions and related investments. These investments are classified as long-term investments on the unaudited condensed consolidated balance sheets.

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

Research and Development Costs

Research and development costs are expensed in the period that services are rendered or goods are received. Research and development costs consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain research and development activities on behalf of the Company’s consolidated variable interest entity, net of certain external research and development costs reimbursed under the collaboration arrangements of the Company’s consolidated variable interest entity. Non-refundable pre-payments for goods or services that will be used or rendered for future research and development activities are deferred. The Company’s consolidated variable interest entity also utilizes significant judgment and estimates to record accruals for estimated ongoing research costs based on the progress of the studies.

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

Operating Leases

We account for our leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Right-of-use assets represent our right to use an underlying asset over the lease term and include any lease payments made prior to the lease commencement date and are reduced by lease incentives. Lease liabilities represent the present value of the total lease payments over the lease term, calculated using an estimated incremental borrowing rate. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Our convertible senior notes due 2025 (the “2025 Notes”) are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share was historically computed using the treasury stock method. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the three and six months ended June 30, 2021. The dilutive EPS of the notes was approximately $0.01 and $0.03 per share, respectively, using the if-converted method for the three and six months ended June 30, 2022 as a result of the adoption of ASU 2020-06.

The following table shows the computation of basic and diluted net income per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2022	2021	2022	2021
Numerator:
Net income attributable to Innoviva stockholders, basic	$939	$88,948	$16,712	$183,071
Add: interest expense on 2023 Notes	570	1,163	1,591	2,367
Add: interest expense on 2025 Notes	1,375	—	2,539	—
Add: interest expense on 2028 Notes	1,709	—	2,093	—
Net income attributable to Innoviva stockholders, diluted	$4,593	$90,111	$22,935	$185,438
Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	69,643	88,423	69,594	94,858
Dilutive effect of 2023 Notes	4,866	12,189	7,511	12,189
Dilutive effect of 2025 Notes	11,150	—	11,150	—
Dilutive effect of 2028 Notes	9,955	—	6,360	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	39	27	77	49
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	95,653	100,639	94,692	107,096
Net income per share attributable to Innoviva stockholders
Basic	$0.01	$1.01	$0.24	$1.93
Diluted	$0.05	$0.90	$0.24	$1.73

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	642	1,093	514	1,126

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

Net Revenue from Collaborative Arrangements

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Royalties from a related party - RELVAR/BREO	$59,326	$65,916	$115,090	$122,306
Royalties from a related party - ANORO	9,630	11,960	18,072	22,460
Royalties from a related party - TRELEGY	42,720	26,386	72,029	48,470
Total royalties from a related party	111,676	104,262	205,191	193,236
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	(6,912)	(6,912)
Royalty revenue from GSK	$108,220	$100,806	$198,279	$186,324

4. Consolidated Entities

We consolidate the financial results of Theravance Respiratory Company, LLC (“TRC”) and Entasis Therapeutics Holdings, Inc. (“Entasis”), which we have determined to be VIEs. As we have the power to direct the economically significant activities of these entities and the obligation to absorb losses of, or the right to receive benefits from them, we are the primary beneficiary of the entities. We also consolidate the financial results of ISP Fund LP (the “Partnership”), which is our partnership with Sarissa Capital Management LP (“Sarissa Capital”), as we have determined that the Partnership is a VIE and we are its primary beneficiary.

Theravance Respiratory Company, LLC

We held 15% of the economic interest of TRC as of June 30, 2022 and December 31, 2021. The primary source of revenue for TRC is the royalties generated from the net sales of TRELEGY® ELLIPTA® by GSK. As of June 30, 2022, TRC held equity and long-term investments in InCarda Therapeutics, Inc. (“InCarda”), ImaginAb, Inc. (“ImaginAb”), Gate Neurosciences, Inc. (“Gate”) and Nanolive SA (“Nanolive”). Refer to Note 5, “Financial Instruments and Fair Value Measurements,” for more information.

The summarized financial information for TRC is presented as follows:

Balance sheets

	June 30,	December 31,
(In thousands)	2022	2021
Assets
Cash and cash equivalents	$89,806	$50,713
Receivables from collaborative arrangements	42,720	42,492
Prepaid expenses and other current assets	85	71
Equity and long-term investments	42,536	37,695
Total assets	$175,147	$130,971

Liabilities and LLC Members’ Equity
Current liabilities	$493	$252
LLC members’ equity	174,654	130,719
Total liabilities and LLC members’ equity	$175,147	$130,971

Income statements

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Royalty revenue from a related party	$42,720	$26,386	$72,029	$48,470
Operating expenses	139	336	337	3,617
Income from operations	42,581	26,050	71,692	44,853
Other income, net	10	—	10	—
Income tax expense, net	—	—	1	—
Changes in fair values of equity and long-term investments	(9,313)	(254)	(8,884)	(737)
Net income	$33,278	$25,796	$62,819	$44,116

Entasis Therapeutics Holdings, Inc.

We started investing in Entasis in 2020 as part of our capital allocation strategy of deploying cash generated from royalty income and investing in different life sciences companies. Entasis is a clinical-stage biotechnology company focused on the discovery and development of novel antibacterial products. During the second quarter of 2020, we purchased 14,000,000 shares of common stock as well as warrants to purchase 14,000,000 additional shares of common stock of Entasis for approximately $35.0 million in cash. During the third quarter of 2020, we purchased 4,672,897 shares of Entasis common stock as well as warrants to purchase 4,672,897 additional shares of its common stock for approximately $12.5 million in cash. Effective in June 2020, after certain conditions were met with respect to the sales of Entasis equity shares, Innoviva has a right to designate two members to Entasis’ board. During the second quarter of 2021, Innoviva’s wholly owned subsidiary, Innoviva Strategic Opportunities, LLC (“ISO”) entered into a securities purchase agreement with Entasis to acquire 10,000,000 shares of Entasis common stock and warrants to purchase 10,000,000 additional shares of Entasis common stock for approximately $20.0 million.

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

On February 17, 2022, ISO entered into a securities purchase agreement with Entasis pursuant to which ISO purchased a convertible promissory note for a total purchase price of $15.0 million. The note bears an annual interest rate of 0.59% and will mature and become payable on August 18, 2022 unless it is converted at a conversion price of $1.48 before the maturity date. The financing is expected to support Entasis’ product development and operations into August 2022. With this financing, we determined that we have both (i) the power to direct the economically significant activities of Entasis and (ii) the obligation to absorb the losses, or the right to receive the benefits, that could potentially be significant to Entasis and therefore, we are the primary beneficiary of Entasis. Accordingly, we consolidated Entasis’ financial position and results of operations effective on February 17, 2022. Our equity ownership interest remained at 59.9% as of February 17, 2022, and the fair values of our holdings of Entasis common stock and warrants were remeasured and estimated at $64.5 million and $31.4 million, respectively. The remeasurement resulted in a $7.7 million loss which was included in changes in fair values of equity and long-term investments, net on the unaudited condensed consolidated statement of income for the six months ended June 30, 2022.

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

The following table summarizes the preliminary allocation of the fair values assigned to the assets acquired and liabilities assumed as of the date of the consolidation:

(In thousands)	February 17, 2022
Cash and cash equivalents	$23,070
Prepaid expenses	5,554
Other current assets	1,959
Property and equipment, net	185
Right-of-use assets	527
Goodwill	5,544
Intangible assets	105,000
Other assets	302
Total assets acquired	$142,141

Accounts payable	$1,583
Accrued personnel-related expenses	1,057
Other current liabilities	5,096
Total liabilities assumed	$7,736

Total assets acquired, net	$134,405

Entasis’ assets can only be used to settle its obligations. The following table provides the assets and liabilities of Entasis:

(In thousands)	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$22,408
Prepaid expenses	3,177
Other current assets	1,035
Total current assets	26,620
Property and equipment, net	171
Right-of-use assets	3,503
Goodwill	5,544
Intangible assets	105,000
Other assets	1,147
Total assets	$141,985

Liabilities
Current liabilities:
Accounts payable	$4,025
Accrued personnel-related expenses	3,385
Other accrued liabilities	8,195
Total current liabilities	15,605
Lease liabilities, long-term	3,091
Total liabilities	$18,696

As a result of the consolidation, we recognized a non-controlling interest of $38.5 million as of February 17, 2022. Our unaudited condensed consolidated net income for the three and six months ended June 30, 2022 included the net loss attributable to Innoviva stockholders since the consolidation date of $11.7 million and $16.3 million, respectively, for Entasis.

The following table sets forth the pro-forma consolidated results of operations for the three and six months ended June 30, 2022 and 2021 as if the consolidation of Entasis occurred on January 1, 2021. The unaudited supplemental pro forma net income is adjusted by (i) reducing $64.7 million positive change in fair value related to the equity investments in Entasis’ common stock and warrants for the three months ended June 30, 2021, and increasing $7.8 million and reducing $53.2 million for the six months ended June 30, 2022 and 2021 respectively, and (ii) an increase for acquisition-related costs of $0.1 million for the six months ended June 30, 2022 and a corresponding decrease related to such costs for the six months ended June 30, 2021, as if the expenses were incurred in 2021 instead of 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the consolidation had taken place on the dates noted above, or of results that may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue	$108,220	$100,806	$198,279	$186,324
Net income	$17,221	$34,140	$55,248	$144,490
Net income attributable to Innoviva stockholders	$(3,306)	$17,063	$15,727	$116,130

On July 11, 2022, we announced the completion of our acquisition of Entasis by purchasing the remaining portion of noncontrolling interest. Refer to Note 12, “Subsequent Events,” for more information.

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

As of June 30, 2022, we held approximately 100% of the economic interest of the Partnership. As of June 30, 2022 and December 31, 2021, total assets of the Partnership were $306.9 million and $195.8 million, respectively, of which the majority was attributable to equity and long-term investments, and total liabilities were $6.4 million and $0.2 million, respectively. The partnership’s assets can only be used to settle its own obligations. During the three and six months ended June 30, 2022, we recorded $0.5 million and $0.7 million, respectively, of net investment-related expenses incurred by the Partnership, and $6.5 million and $4.4 million, respectively, of net negative changes in fair values of equity and long-term investments on the unaudited condensed consolidated statements of income. During the three and six months ended June 30, 2021, we recorded $0.9 million and $1.3 million, respectively, of net investment-related expenses incurred by the Partnership, and $25.2 million and $31.0 million, respectively, of net positive changes in fair values of equity and long-term investments on the unaudited condensed consolidated statements of income.

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

On February 9, 2022, ISO entered into a securities purchase agreement with Armata to acquire 9,000,000 shares of Armata common stock and warrants to purchase 4,500,000 additional shares of common stock with an exercise price of $5.00 per share for $45.0 million. The investment closed in two tranches on February 9, 2022 and March 31, 2022. The investment is intended to aid Armata in advancing its clinical pipeline and strengthening its bacteriophage platform. On February 9, 2022, Armata also entered a second amended and restated voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members or amend the bylaws of Armata to reduce the maximum number of directors or set the number of directors who may serve on the board of Armata. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. In addition, as of February 9, 2022, Armata entered into an amended and restated investor rights agreement with the Company and ISO, pursuant to which for as long as the Company and ISO hold at least 12.5% of the outstanding shares of Armata’s common stock on a fully-diluted, the Company and ISO shall have the right to designate two directors to Armata’s board of directors, and for so long as the Company and ISO hold at least 8%, but less than 12.5%, of the outstanding shares of Armata’s common stock on a fully-diluted basis, the Company and ISO shall have the right to designate one director to Armata’s board of directors, subject to certain conditions and qualifications set forth in the amended and restated investor rights agreement. As of June 30, 2022, three of the eight members of Armata’s board of directors are also members of the board of directors of Innoviva. As of June 30, 2022 and December 31, 2021, we owned approximately 69.4% and 59.3%, respectively, of Armata’s common stock.

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

As of June 30, 2022, the fair values of our holdings of Armata common stock and warrants were estimated at $97.6 million and $47.1 million, respectively. As of December 31, 2021, the fair values of our holdings of Armata common stock and warrants were estimated at $88.1 million and $58.6 million, respectively. The total fair value of both financial instruments in the amount of $144.7 million and $146.7 million was recorded as equity and long-term investments on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, we recorded $42.8 million and $47.0 million unrealized loss, respectively, as changes in fair values of equity and long-term investments, net on the unaudited condensed consolidated statements of income. During the three and six months ended June 30, 2021, we recorded $24.3 million unrealized loss and $36.9 million unrealized gains, respectively, as changes in fair values of equity and long-term investments, net on the unaudited condensed consolidated statements of income.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag regardless of the date of our investments as follows:

Income Statement Information

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Revenue	$1,236	$1,066	$2,225	$1,570
Loss from operations	$(8,775)	$(5,435)	$(14,823)	$(11,888)
Net loss	$(8,774)	$(5,495)	$(14,821)	$(12,119)

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and a warrant to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) (the “InCarda 2020 Warrant”) for $15.8 million, which includes $0.8 million of transaction costs. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. The investment is intended to fund the ongoing clinical development of InRhythmTM (flecainide for inhalation), the company’s lead program, for the treatment of a recent-onset episode of paroxysmal atrial fibrillation. TRC has the right to designate one member to InCarda’s board. As of June 30, 2022, one of InCarda’s eight board members was designated by TRC. The InCarda 2020 Warrant is exercisable immediately with an exercise price of $0.7328 per share. In September 2021, TRC and InCarda entered into an amendment to extend the expiration date of the InCarda 2020 Warrant from October 6, 2021 to March 31, 2022. On March 9, 2022, TRC and InCarda entered into an amendment to further extend the expiration date of the InCarda 2020 Warrant from March 31, 2022 to March 31, 2023. The InCarda 2020 Warrant is recorded at fair value and subject to remeasurement at each balance sheet date.

On March 9, 2022, TRC entered into a Note and Warrant Purchase Agreement (the “InCarda Agreement”) with InCarda to acquire a convertible promissory note (the “InCarda Convertible Note”) and warrants (the “InCarda 2022 Warrant”) for $0.7 million. The InCarda Convertible Note bears an annual interest rate of 6% and will convert into Series D preferred stock upon a qualified financing, non-qualified financing, or maturity conversion. A qualified financing is defined as the first issuance or series of related issuances by InCarda of its equity securities following March 9, 2022 from which InCarda receives immediately available gross proceeds of at least $10.0 million (excluding the aggregate amount of any notes converted into equity securities pursuant to the conversion of notes or any other debt securities converted into equity securities) (the “Qualified Financing Amount”). A non-qualified financing is defined as the first issuance or series of related issuances by InCarda of its equity securities following March 9, 2022 from which InCarda receives immediately available gross proceeds of less than the Qualified Financing Amount. The InCarda 2022 Warrant entitles TRC to purchase a number of shares of equity securities equal to 100% of the principal amount of the InCarda Convertible Note divided by the number of shares issued in InCarda’s next equity financing, which is defined as the earliest to occur of specific financing events, including capital raises through public offerings. The InCarda 2022 Warrant expires on March 9, 2027. The InCarda Convertible Note and InCarda 2022 Warrant are measured at fair value.

On June 15, 2022, the principal amount and the accrued interest of the InCarda Convertible Note were converted into equity securities. In addition, TRC participated in InCarda’s Series D preferred stock financing by investing $2.3 million. In connection with the new round of financing, InCarda recapitalized its equity structure resulting in TRC owning 4,093,886 shares of InCarda’s common stock, 37,350 shares of its Series A-1 preferred stock, 20,469,432 shares of its Series C preferred stock, 8,771,780 shares of its Series D-1 preferred stock, 3,369,802 shares of its Series D-2 preferred stock, a warrant to purchase 5,117,358 shares of its Series C preferred stock at $0.73 per share and a warrant to purchase 2,490,033 shares of its Series D-2 preferred stock at $0.26 per share.

As of June 30, 2022 and December 31, 2021, TRC held 8.9% and 13.0%, respectively, of InCarda equity ownership. The investment in InCarda does not provide TRC the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but TRC is not the primary beneficiary of the VIE. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. Due to InCarda’s equity recapitalization in the second quarter of 2022, TRC reassessed the value of its investments in InCarda using the Option Pricing Model Backsolve valuation methodology. Key assumptions used in the valuation model include an expected holding period of two years, a risk free interest rate of 3.2%, a dividend yield of 0.0% and an estimated volatility of 122.0%. The estimated volatility is calculated based on the historical volatility of a selected peer group of public companies comparable to InCarda. We recognized an impairment charge of $9.0 million. There was no impairment or other change to the value of our investments in InCarda as of December 31, 2021.

As of June 30, 2022, we recorded $7.2 million in fair value of InCarda's Series C preferred stock, Series C warrants and Series D warrants (the "InCarda Preferred Stock Warrants"), and $3.2 million for InCarda's Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative. As of December 31, 2021, we recorded $0.4 million in fair value of InCarda’s 2020 Warrants and $15.8 million for the investment in InCarda’s Series C preferred stock using the measurement alternative. During the three and six months ended June 30, 2022, we recorded $9.6 million and $9.0 million in net unrealized loss, respectively, as changes in fair values of equity and long-term investments, net on the unaudited condensed consolidated statements of income. During the three and six months ended June 30, 2021, we recorded $0.3 million and $0.7 million of unrealized loss, respectively, as changes in fair values of equity and long-term investments, net on the unaudited condensed consolidated statements of income.

Equity Investment in ImaginAb

During the first quarter of 2021, TRC entered into a securities purchase agreement with ImaginAb, Inc. to purchase 4,051,724 shares of ImaginAb Series C preferred stock for $4.7 million. On the same day, TRC also entered into a securities purchase agreement with one of ImaginAb’s common stockholders to purchase 4,097,157 shares of ImaginAb common stock for $1.3 million. ImaginAb is a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. $0.4 million was incurred for investment due diligence costs and execution and recorded as part of the equity investment on the condensed consolidated balance sheets. As of June 30, 2022, one of ImaginAb’s five board members is designated by TRC. As of June 30, 2022 and December 31, 2021, TRC held 14.4% and 14.5% of ImaginAb equity ownership, respectively.

The investment in ImaginAb does not provide TRC the ability to control or have significant influence over ImaginAb’s operations. Based on our evaluation, we determined that ImaginAb is a VIE, but TRC is not the primary beneficiary of the VIE. Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we have accounted for our investment in ImaginAb’s Series C preferred stock and common stock using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of June 30, 2022 and December 31, 2021, $6.4 million was recorded as equity and long-term investments on the unaudited condensed consolidated balance sheets and there was no change to the fair value of our investment.

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

The investment in Gate does not provide TRC the ability to control or have significant influence over Gate’s operations. Based on our evaluation, we determined that Gate is a VIE, but TRC is not the primary beneficiary of the VIE. We have accounted for the Gate Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price volatility of its peer companies, and the time until a financing is raised. TRC has the right to designate one board member to Gate’s board. As of June 30, 2022, TRC has designated a board member to Gate’s board, which currently consists of three directors. As of June 30, 2022 and December 31, 2021, the fair value of the Gate Convertible Note was estimated at $15.2 million and $15.1 million, respectively, and recorded as equity and long-term investments on the unaudited condensed consolidated balance sheets. We recorded $0.3 million and $0.1 million unrealized gain, respectively, as changes in fair values of equity and long-term investments, net on the unaudited condensed consolidated statement of income for the three and six months ended June 30, 2022.

Equity Investment in Nanolive

On February 18, 2022, TRC entered into an investment and shareholders agreement with Nanolive SA (“Nanolive”) to purchase 18,750,000 shares of Nanolive Series C preferred stock for $9.8 million (equivalent to 9.0 million CHF). Nanolive SA is a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. $0.7 million was incurred for investment due diligence costs and execution and recorded as part of the equity and long-term investment on the condensed consolidated balance sheets. TRC has the right to designate one member to Nanolive’s board. TRC also has the right to designate another member, who will be mutually acceptable to TRC and another majority common stockholder, to Nanolive’s board. As of June 30, 2022, no Innoviva designees are serving on Nanolive’s seven-member board. As of June 30, 2022, TRC held 16.1% of Nanolive equity ownership.

The investment in Nanolive does not provide TRC the ability to control or have significant influence over Nanolive’s operations. Based on our evaluation, we determined that Nanolive is a VIE, but TRC is not the primary beneficiary of the VIE. Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we have accounted for our investment in Nanolive’s Series C preferred stock using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of June 30, 2022, $10.6 million was recorded as equity and long-term investments on the unaudited condensed consolidated balance sheets and there was no change to the fair value of our investment.

Fair Value Measurements

Our equity and long-term investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis. Equity investments accounted for using the measurement alternative are valued using Level 3 inputs.

	Estimated Fair Value Measurements as of June 30, 2022 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$156,460	$—	$—	$156,460
Investments held by ISP Fund LP (1)	304,810	—	2,053	306,863
Equity investment - Armata Common Stock	97,549	—	—	97,549
Equity investment - Armata Warrants	—	47,148	—	47,148
Equity investment - InCarda Series C Preferred Stock			6,808	6,808
Equity investment - InCarda Preferred Stock Warrants			342	342
Convertible debt investment - Gate Note	—	—	15,200	15,200
Total assets measured at estimated fair value	$558,819	$47,148	$24,403	$630,370
Debt
2023 Notes	$—	$95,606	$—	$95,606
2025 Notes	—	214,443	—	214,443
2028 Notes	—	225,530	—	225,530
Total fair value of debt	$—	$535,579	$—	$535,579

(1)
The investments held by ISP Fund LP, consisted of $201.6 million in equity investments, which included a private placement position of $2.1 million, $35.3 million in money market funds and $70.0 million in cash. Our total capital contribution of $300.0 million is subject to a 36-month lock-up period from the date of such capital contributions.

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

InCarda’s equity securities, the Gate Convertible Note, and private placement positions held by ISP Fund LP are classified as Level 3 financial instruments as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies.

The fair values of our 2023 Notes, 2025 Notes and 2028 Notes are based on recent trading prices of the respective instruments.

6. Goodwill and Intangible Assets

Goodwill and intangible assets acquired in our consolidation of Entasis were recognized at fair value as of the consolidation date, February 17, 2022. The carrying amount of goodwill as of June 30, 2022 was $5.5 million. Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of June 30, 2022 were as follows:

Carrying
(In thousands)	Amount
Intangible assets with indefinite life	$69,500
Intangible asset with determinable life	35,500
Total	$105,000

All intangible assets are related to in-process research and development. The intangible assets with indefinite life consist of antibacterial therapeutic products. The intangible asset with determinable life consists of a contract, which commences in 2023. The useful life of this intangible asset will be determined upon commercialization of the underlying product candidate. Thus, no amortization expense of determinable assets was recognized during the period ended June 30, 2022.

Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment, or more frequently if triggering events occur, based on the estimated fair value of the intangible asset.

7. Balance Sheet Components

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Accrued contract manufacturing	$4,621	$—
Accrued clinical	994	—
Accrued research	330	—
Accrued professional services	3,829	894
Current portion of lease liabilities	687	106
Liabilities for unsettled security transactions	6,328	—
Other	355	9
Total other accrued liabilities	$17,144	$1,009

The other accrued liabilities balance as of June 30, 2022 included $8.2 million related to Entasis.

8. Stock-Based Compensation

Stock- Based Compensation Expense

The following table summarizes stock-based compensation expense, which included $0.7 million and $1.0 million, respectively, related to Entasis’ equity awards, for the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
General and administrative	$1,030	$470	$1,818	$921
Research and development	320	—	486	—
Total	$1,350	$470	$2,304	$921

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.84% - 3.03%	1.07%	1.6% - 3.03%	1.07% - 1.13%
Expected term (in years)	5.50 - 6.11	6.00	5.50 - 6.11	6.00
Volatility	38.8% - 39.0%	45.0%	38.8% - 40.5%	45.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value of stock options granted	$6.98 - $7.18	$5.80	$6.98 - $7.73	$5.61

9. Debt

Our debt consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
2023 Notes	$96,204	$240,984
2025 Notes	192,500	192,500
2028 Notes	261,000	—
Total debt	549,704	433,484
Less: Unamortized debt discount and issuance costs	(10,454)	(38,831)
Total debt, net	$539,250	$394,653
Less: Current portion of long-term debt, net	96,072	—
Total long-term debt, net	$443,178	$394,653

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

On March 7, 2022, we used $165.6 million from the sale of the 2028 Notes to repurchase 60% of the 2023 Notes with a face value of $144.8 million. The carrying value of the repurchased 2023 Notes was $144.5 million. Accrued interest was $0.4 million and unamortized debt issuance costs were $0.3 million on the date of repurchase. We recognized a loss on the extinguishment of the 2023 Notes of $20.7 million in other expense, net in the unaudited condensed consolidated statement of operations. The repurchase reduced the outstanding principal balance to $96.2 million and unamortized debt issuance costs to $0.2 million. The effective interest rate of the 2023 Notes changed to 2.37%.

On April 18, 2022, certain 2023 Notes holders converted their notes of $3.0 thousand into Innoviva’s common stock. The outstanding principal balance was reduced slightly to $96.2 million.

Our outstanding 2023 Notes balances consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Liability component
Principal	$96,204	$240,984
Debt issuance costs, net	(132)	(620)
Net carrying amount	$96,072	$240,364

The following table sets forth total interest expense recognized related to the 2023 Notes for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Contractual interest expense	$511	$1,280	$1,595	$2,560
Amortization of debt issuance costs	59	147	181	288
Total interest and amortization expense	$570	$1,427	$1,776	$2,848

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

Our outstanding 2025 Notes balances consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Liability component
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(2,265)	(38,211)
Net carrying amount	$190,235	$154,289
Equity component, net	$—	$65,361

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Contractual interest expense	$1,203	$1,203	$2,406	$2,406
Amortization of debt issuance costs	172	162	343	321
Amortization of debt discount	—	1,951	—	3,862
Total interest and amortization expense	$1,375	$3,316	$2,749	$6,589

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

As of June 30, 2022, the effective interest rate on the 2028 Notes was 2.70%.

Our outstanding 2028 Notes balance as of June 30, 2022 consisted of the following:

(In thousands)	June 30, 2022
Liability component
Principal	$261,000
Debt issuance costs, net	(8,057)
Net carrying amount	$252,943

The following table sets forth total interest expense recognized related to the 2028 Notes from the date of issuance through June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2022	2022
Contractual interest expense	$1,387	$1,756
Amortization of debt issuance costs	323	407
Total interest and amortization expense	$1,710	$2,163

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of June 30, 2022 were as follows:

(In thousands)	June 30, 2022
Years ending December 31:
Remainder of 2022	$—
2023	96,204
2024	—
2025	192,500
2026	—
Thereafter	261,000
Total	$549,704

10. Commitments and Contingencies

Operating Lease

Our operating leases include Entasis’ facility lease (the “Entasis Lease”) consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts. In February 2022, Entasis decided to exercise a renewal option for the Entasis Lease to extend the lease term for three additional years through 2025 and subsequently signed the Second Amendment in April 2022. As of June 30, 2022, the weighted average remaining lease term was 2.8 years and the estimated weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets and lease liabilities was 7.8%.

We also lease approximately 2,111 square feet of office space in Burlingame, California.

The following table summarizes our operating leases as presented in the unaudited condensed consolidated balance sheets:

	June 30,	December 31,
(In thousands)	2022	2021
Assets
Right-of-use assets	$3,545	$97
Liabilities
Lease liabilities, current	$687	$106
Lease liabilities, long-term	3,091	—
Total lease liabilities	$3,778	$106

Future minimum operating lease payments on the Entasis Lease as of June 30, 2022 were as follows:

(In thousands)	June 30, 2022
Years ending December 31:
Remainder of 2022	$368
2023	1,249
2024	1,269
2025	1,289
Total undiscounted lease payments	4,175
Less: imputed interest	(442)
Total operating lease liabilities	$3,733

Future minimum operating lease payments on our corporate headquarters in Burlingame, California as of June 30, 2022 were as follows:

(In thousands)	June 30, 2022
Years ending December 31:
Remainder of 2022	$46
Thereafter	—
Total	$46

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. Currently, we believe that no litigation or arbitration, either individually or in the aggregate, to which we are presently a party is likely to have a material adverse effect on our operating results or financial position.

11. Income Taxes

We recorded a provisional income tax benefit of $0.9 million for the three months ended June 30, 2022 and provisional income tax expense of $6.0 million for the six months ended June 30, 2022, compared to provisional income tax expense of $25.3 million and $45.1 million for the three and six months ended June 30, 2021 respectively. The Company’s effective income tax rate for the six months ended June 30, 2022 was 4.3%, compared to 18.6% for the same period in 2021. The income tax expense for the six months ended June 30, 2022 and 2021 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective income tax rate for the six months ended June 30, 2022 was lower than the U.S. federal statutory income tax rate due primarily to noncontrolling interest and a decrease in the fair value of our equity investments.

12. Subsequent Events

On July 11, 2022, we announced the completion of our acquisition of Entasis by acquiring all the issued and outstanding equity securities of Entasis not already owned by our company for $2.20 per share for a consideration of $42.4 million.

On July 11, 2022, we also entered into a definitive merger agreement, whereby we will acquire La Jolla Pharmaceutical Company (“La Jolla”), a company dedicated to the commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. Under the terms of the agreement, we will acquire all of the outstanding shares of La Jolla for $6.23 per share in cash subject to certain closing conditions.

On July 13, 2022, we announced that we entered into an agreement to sell our 15% economic stake in TRC, which receives royalties stemming from sales of TRELEGY® ELLIPTA®, to Royalty Pharma plc for an upfront cash payment of approximately $282.0 million and a potential $50.0 million contingent sales-based milestone payment. Under the terms of the agreement, TRC also transferred to Innoviva all of TRC's ownership interests and investments in InCarda, ImaginAb, Gate Neurosciences and Nanolive. We retain our royalty rights with respect to RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®, as well as the GSK Agreements associated with the retained products. The transaction was closed on July 20, 2022.

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

We encourage you to read our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part I of our 2021 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q entitled “Risk Factors,” which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of our 2021 Form 10-K and Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including on Form 10-K, Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

Recent Highlights

•
GSK Net Sales:
•
Second quarter 2022 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $395.5 million, down 10% from $439.5 million in the same quarter of 2021, with $189.7 million in net sales from the U.S. market and $205.8 million from non-U.S. markets.
•
Second quarter 2022 net sales of ANORO® ELLIPTA® by GSK were $148.2 million, down 19% from $184.0 million in the same quarter of 2021, with $74.5 million net sales from the U.S. market and $73.7 million from non-U.S. markets.
•
Second quarter 2022 net sales of TRELEGY® ELLIPTA® by GSK were $590.1 million, up 45% from $405.9 million in the same quarter of 2021, with $449.1 million in net sales from the U.S. market and $141.0 million in net sales from non-U.S. markets.

•
Capital Allocations:
•
During the second quarter of 2022, the Company’s wholly owned subsidiary, Innoviva Strategic Opportunities LLC, announced the purchase of all the issued and outstanding equity securities of Entasis Therapeutics not already owned by Innoviva and its affiliates for $2.20 per share for a consideration of $42.4 million. The purchase closed on July 11, 2022.
•
Subsequent to the close of the second quarter of 2022, the Company’s wholly owned subsidiary, Innoviva Strategic Opportunities LLC, entered into a definitive merger agreement to acquire La Jolla Pharmaceutical Company (Nasdaq: LJPC). Innoviva has agreed to pay $5.95 per share and an incremental $0.28 per share for additional cash proceeds received in connection with the divestiture of a non-core asset. The implied enterprise value of La Jolla was approximately $149.0 million. The acquisition is expected in to close later in the third quarter of 2022.
•
In July, the Company sold its 15% stake in Theravance Respiratory Company (“TRC”), which received royalties stemming from sales of TRELEGY® ELLIPTA®, to Royalty Pharma plc (Nasdaq: RPRX) for an upfront cash payment of approximately $282.0 million and a potential $50.0 million contingent sales-based milestone payment. Under the terms of the agreement, TRC also transferred to Innoviva all of TRC’s ownership interests and investments in InCarda Therapeutics Inc., ImaginAb, Inc., Gate Neurosciences, Inc. and Nanolive SA; collectively, these ownership interests are valued at $42.5 million as of quarter-end. Innoviva retained its royalty rights with respect to ANORO® ELLIPTA® and RELVAR®/BREO® ELLIPTA®.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than those set out in Note 1 to our accompanying unaudited condensed consolidated financial statements, we believe there have been no significant changes in our critical accounting policies as described in the Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022, and as amended on March 17, 2022.

Results of Operations

Net Revenue

Total net revenue, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Royalties from a related party - RELVAR/BREO	$59,326	$65,916	$(6,590)	(10)%	$115,090	$122,306	$(7,216)	(6)%
Royalties from a related party - ANORO	9,630	11,960	(2,330)	(19)%	18,072	22,460	(4,388)	(20)%
Royalties from a related party - TRELEGY	42,720	26,386	16,334	62%	72,029	48,470	23,559	49%
Total royalties from a related party	111,676	104,262	7,414	7%	205,191	193,236	11,955	6%
Less: amortization of capitalized fees paid to a related party	(3,456)	(3,456)	—	*	(6,912)	(6,912)	—	*
Royalty revenue from GSK	$108,220	$100,806	$7,414	7%	$198,279	$186,324	$11,955	6%

*Not Meaningful

Total net revenue increased to $108.2 million and $198.3 million for the three and six months ended June 30, 2022, compared to $100.8 million and $186.3 million, respectively, for the same period a year ago, primarily due to growth in prescriptions for our TRELEGY products.

Research & Development

Research and development (“R&D”) expenses attributable to Entasis’ product development efforts were $13.9 million and $19.7 million, respectively, for the three and six months ended June 30, 2022. Research and development expenses for the three and six months ended June 30, 2021 were attributable to the product development of Pulmoquine Therapeutics Inc., which was dissolved at the end of 2021.

General & Administrative

General and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
General and administrative	$11,782	$4,228	$7,554	179%	$18,274	$10,214	$8,060	79%

General and administrative expenses for the three and six months ended June 30, 2022 increased compared to the same period in 2021 mainly due to the consolidation of Entasis’ operating expenses starting February 17, 2022.

Interest and dividend income and other expense, net

Interest and dividend income and other expense, net, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Interest and dividend income	$724	$20	$704	*	$1,046	$50	$996	*
Other expense, net	(528)	(951)	423	(44)%	(778)	(1,384)	606	(44)%

*Not Meaningful

Interest and dividend income increased for the three and six months ended June 30, 2022 compared to the same periods a year ago due to higher returns on investments, including those managed by ISP Fund LP.

Other expense, net, was primarily expenses incurred by ISP Fund LP. Other expense, net was partially offset by income from grants of $0.4 million and $0.7 million during the three and six months ended June 30, 2022. There was no income from grants during 2021.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Interest expense	$3,655	$4,745	$(1,090)	(23)%	$6,665	$9,439	$(2,774)	(29)%

The decrease in interest expense was primarily due to the adoption of the new accounting standard, ASU 2020-06, which is to simplify the accounting for convertible debt instruments, and the debt discount associated with the cash settlement feature of our convertible notes due 2025 (“2025 Notes”), which was adjusted to zero as of January 1, 2022. The interest expense for the three and six months ended June 30, 2022 included the contractual interest expense and the amortization of debt issuance costs for our 2023 Notes, 2025 Notes and 2028 Notes. Interest expense for the three and six months ended June 30, 2021 included the contractual interest expense, the amortization of debt discount and issuance costs for our 2023 Notes and 2025 Notes.

Loss on Debt Extinguishment

We recognized a loss of $20.7 million due to the total premium payment of $20.4 million and the write-off of $0.3 million debt issuance costs in connection with the repurchase of $144.8 million aggregate principal amount of our 2023 Notes in March 2022.

Changes in Fair Values of Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Changes in fair values of equity and long-term investments, net	$(58,600)	$45,315	$(103,915)	(229)%	$(68,011)	$100,360	$(168,371)	(168)%

The changes in fair values of equity and long-term investments for the three and six months ended June 30, 2022 decreased compared to the same period in 2021 mainly due to the volatility in the capital markets. The changes in fair values of equity and long-term investments reflect the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Gate, and those investments managed by ISP Fund LP.

Provision for Income Taxes

We recorded a provisional income tax benefit of $0.9 million for the three months ended June 30, 2022 and provisional income tax expense of $6.0 million for the six months ended June 30, 2022, compared to provisional interest tax expense of $25.3 million and $45.1 million for the three and six months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 and 2021 was 4.3% and 18.6%, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, as compared to the prior periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Net income attributable to noncontrolling interest	$20,432	$21,898	$(1,466)	(7)%	$42,517	$37,470	$5,047	13%

Net income attributable to noncontrolling interest represents $28.3 million and $53.4 million for the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma and $7.9 million and $10.9 million for the 40% share of net loss in Entasis Therapeutics Holdings, Inc. for the three and six months ended June 30, 2022, respectively. The net income attributable to noncontrolling interest for the three and six months ended June 30, 2021 represents the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the six months ended June 30, 2022, we generated gross royalty revenues from GSK of $205.2 million. Net cash and cash equivalents totaled $283.6 million, inclusive of $22.4 million of Entasis’ cash balance, and receivables from GSK totaled $111.7 million as of June 30, 2022.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021	Change
Net cash provided by operating activities	$177,137	$168,721	$8,416
Net cash provided by (used in) investing activities	(145,678)	63,627	(209,305)
Net cash provided by (used in) financing activities	50,596	(435,570)	486,166

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $177.1 million, consisting primarily of our net income of $59.2 million, adjusted for net non-cash items such as $6.0 million of deferred income tax, $7.1 million of depreciation and amortization, $20.7 million of loss on extinguishment of debt, and $68.0 million decrease in the fair value of our equity and long-term investments, offset by $6.9 million of accrued personnel-related expenses and other accrued liabilities, $3.0 million of prepaid expenses and $2.7 million of accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 of $145.7 million was primarily due to $38.0 million of purchases of equity investments managed by ISP Fund LP, $96.3 million of purchases and sales of other investments managed by ISP Fund LP, net, and $58.7 million investments in Armata, InCarda, and Nanolive, partially offset by $24.3 million of sales of equity investments managed by ISP Fund LP and $23.1 million of cash acquired through the consolidation of Entasis.

Net cash provided by investing activities for the six months ended June 30, 2021 of $63.6 million was due to $18.5 million of sales of equity investments managed by ISP Fund LP and $234.1 million of purchase and sales of other investments managed by ISP Fund LP, net partially offset by $142.6 million of purchases of equity investments managed by ISP Fund LP and $46.4 million investments in Armata, ImaginAb and Entasis.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 of $50.6 million was primarily due to the net proceeds of $252.5 million from the issuance of the convertible senior notes due in 2028, net of issuance costs, offset with $21.0 million purchase of capped call options associated with the 2028 Notes, $165.1 million for the repurchase of the 2023 Notes, and $16.1 million distributions to noncontrolling interest.

Net cash used in financing activities for the six months ended June 30, 2021 of $435.6 million was primarily due to $394.1 million used for our common stock repurchase from GSK and $41.4 million distributions to noncontrolling interest.

Contractual Obligations

In March 2022, we completed a private placement of $261.0 million aggregate principal amount of unsecured convertible senior notes, the 2028 Notes, which will mature on March 15, 2028. Under the terms of the 2028 Notes, we will make interest payments of approximately $2.9 million during the year 2022 and $5.5 million in each of the years from 2023 through 2027. The principal balance of $261.0 million will become due in March 2028. As of March 31, 2022, our notes payable obligation also included $96.2 million related to our 2023 Notes which are due in 2023 and $192.5 million related to our 2025 Notes which are due in 2025. Refer to Note 8, “Debt”, to the Condensed Consolidated Financial Statements for more information.

During the six months ended June 30, 2022, we determined that we have both (1) the power to direct the economically significant activities of Entasis and (2) the obligation to absorb the losses, or the right to receive the benefits, that could potentially be significant to Entasis, and therefore, we are the primary beneficiary of Entasis. Accordingly, we consolidated Entasis’ financial position and results of operations effective on February 17, 2022. In connection with the consolidation, we assumed contractual obligations related to an operating lease of Entasis for office and laboratory space in Waltham, Massachusetts with an expiration date in 2025. As of June 30, 2022, total undiscounted future minimum lease payments related to the Entasis lease were $4.2 million, with approximately $0.4 million payable through December 31, 2022 and approximately $1.3 million payable in each of the years from 2023 to 2025. Refer to Note 9, “Commitments and Contingencies”, to the Condensed Consolidated Financial Statements for more information.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no significant changes in our market risk or how our market risk is managed compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of June 30, 2022, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings from those reported in our fiscal year 2021 Annual Report on Form 10-K filed with the SEC.

Item 1A. Risk Factors

The information presented below supplements the risk factors set forth in Item 1A of Part I of our 2021 Form 10-K. As previously disclosed, on July 11, 2022, we announced the completion of our acquisition of Entasis by acquiring all the issued and outstanding equity securities of Entasis not already owned by our company for $2.20 per share. The Entasis business constitutes a significant portion of our business and additional significant risks may apply to the Entasis business as detailed in the Annual Report on Form 10-K filed by Entasis on March 3, 2022, and as amended on May 2, 2022, which are hereby incorporated by reference.

On July 11, 2022, we also entered into a definitive merger agreement, whereby we will acquire La Jolla. Additional risks regarding the La Jolla business are detailed in La Jolla's Form 10-K filed on March 9, 2022, and as amended on May 2, 2022. In the event our acquisition of La Jolla is ultimately consummated, certain risks detailed therein may apply to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

2.1	Agreement and Plan of Merger, dated as of May 23, 2022, by and among Innoviva, Inc., Innoviva Merger Sub, Inc. and Entasis Therapeutics Holdings Inc.	8-K	2.1	5/24/2022

2.2	Agreement and Plan of Merger, dated as of July 10, 2022, by and among Innoviva, Inc., Innoviva Acquisition Sub, Inc. and La Jolla Pharmaceutical Company	8-K	2.1	7/11/2022

3.1	Amended and Restated Certificate of Incorporation	S-1	3.3	7/26/2004

3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3.4	3/31/2007

3.3	Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc., as filed with the Secretary of State of the State of Delaware, effective on January 7, 2016	8-K	3.1	1/8/2016

3.4	Amended and Restated Bylaws, amended and restated as of February 8, 2017	8-K	3.1	2/9/2017

4.1	Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/2006

4.2	Indenture, dated as of January 4, 2013 by and between Theravance, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	1/25/2013

4.3	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)

4.4	Indenture (including form of Note) with respect to Innoviva’s 2.5% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	8/7/2017

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020

4.6	Indenture (including form of Note) with respect to Innoviva’s 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022

10.1	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated April 29, 2022	8-K	10.1	5/2/2022

10.2	Amendment No. 1 to the Investor Rights Agreement, dated May 23, 2022, by and among Innoviva, Inc. and Entasas Therapeutics Holdings Inc	8-K	10.1	5/24/2022

10.3	Support Agreement, dated July 10, 2022, by and among Innoviva, Inc., Innoviva Acquisition Sub, Inc., Tang Capital Partners, LP and Kevin C. Tang Foundation	8-K	10.1	7/11/2022

10.4	Equity Purchase Agreement, dated July 13, 2022, by and among Innoviva, Inc., Innoviva TRC Holdings LLC and Royalty Pharma Investments 2019 ICAV.	8-K	10.1	7/13/2022

10.5	Third Amendment to Collaboration Agreement, dated July 13, 2022, by and among Innoviva, Inc., Glaxo Group Limited, and Theravance Respiratory Company, LLC.	8-K	10.2	7/13/2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: July 27, 2022	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2022	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)