Form 10-Q
period 2023-03-31
Innoviva, Inc.
filed 2023-05-09
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of registrant’s common stock outstanding on April 20, 2023 was 65,504,384.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$144,049	$291,049
Accounts receivable, net	15,490	9,401
Receivables from collaboration arrangement	60,314	54,672
Inventory	49,653	55,897
Prepaid expenses	24,119	29,559
Other current assets	2,821	2,933
Total current assets	296,446	443,511
Property and equipment, net	180	170
Equity method investments	54,971	39,154
Equity and long-term investments	400,894	363,859
Capitalized fees paid, net	94,151	97,607
Right-of-use assets	2,973	3,265
Goodwill	27,946	26,713
Intangible assets	248,314	252,919
Other assets	3,893	4,299
Total assets	$1,129,768	$1,231,497
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,933	$2,939
Accrued personnel-related expenses	4,223	8,022
Accrued interest payable	833	4,359
Deferred revenue	2,094	2,094
Convertible subordinated notes due 2023, net of issuance costs	—	96,193
Income tax payable	154	154
Other accrued liabilities	24,900	21,207
Total current liabilities	38,137	134,968
Long-term debt, net of discount and issuance costs	444,692	444,180
Other long-term liabilities	70,133	70,918
Deferred tax liabilities, net	5,392	5,771
Income tax payable, long-term	9,921	9,872
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 65,824 and 69,188 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	659	692
Treasury stock: at cost, 32,005 shares as of March 31, 2023 and December 31, 2022, respectively	(393,829)	(393,829)
Additional paid-in capital	1,124,709	1,163,836
Accumulated deficit	(170,046)	(204,911)
Total stockholders’ equity	561,493	565,788
Total liabilities and stockholders’ equity	$1,129,768	$1,231,497

*Condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended March 31, 2023 and 2022	$56,858	$90,059
Net product sales	11,514	—
License revenue	8,000	—
Total revenue	76,372	90,059
Expenses:
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding depreciation and amortization of intangible assets)	8,749	—
Cost of license revenue	1,600	—
Selling, general and administrative	19,735	6,492
Research and development	12,588	5,838
Amortization of acquired intangible assets	3,805	—
Loss on debt extinguishment	—	20,662
Changes in fair values of equity method investments, net	(15,817)	11,950
Changes in fair values of other equity and long-term investments, net	2,164	(2,539)
Interest and dividend income	(3,365)	(322)
Interest expense	4,427	3,010
Other expense, net	1,346	250
Total expenses	35,232	45,341
Income before income taxes	41,140	44,718
Income tax expense, net	6,275	6,860
Net income	34,865	37,858
Net income attributable to noncontrolling interests	—	22,085
Net income attributable to Innoviva stockholders	$34,865	$15,773
Basic net income per share attributable to Innoviva stockholders	$0.51	$0.23
Diluted net income per share attributable to Innoviva stockholders	$0.42	$0.20
Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	67,786	69,544
Shares used to compute diluted net income per share	89,788	93,730

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$34,865	$37,858
Comprehensive income	34,865	37,858
Comprehensive income attributable to noncontrolling interests	—	22,085
Comprehensive income attributable to Innoviva stockholders	$34,865	$15,773

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2023
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of January 1, 2023	69,188	$692	$1,163,836	$(204,911)	32,005	$(393,829)	$565,788
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	55	1	(24)	—	—	—	(23)
Repurchase of common stock	(3,419)	(34)	(40,701)	—	—	—	(40,735)
Stock-based compensation	—	—	1,598	—	—	—	1,598
Net income	—	—	—	34,865	—	—	34,865
Balance as of March 31, 2023	65,824	$659	$1,124,709	$(170,046)	32,005	$(393,829)	$561,493

	Three Months Ended March 31, 2022
			Additional					Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity
Balance as of January 1, 2022	69,566	$696	$1,264,024	$(456,148)	32,005	$(393,829)	$111,192	$525,935
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(65,361)	37,238	—	—	—	(28,123)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,507)	(6,507)
Fair value of noncontrolling interests in a consolidated variable interest entity	—	—	—	—	—	—	38,471	38,471
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	28	—	214	—	—	—	—	214
Stock-based compensation	—	—	620	—	—	—	334	954
Capped call options associated with convertible senior notes due 2028	—	—	(16,585)	—	—	—	—	(16,585)
Net income	—	—	—	15,773	—	—	22,085	37,858
Balance as of March 31, 2022	69,594	$696	$1,182,912	$(403,137)	32,005	$(393,829)	$165,575	$552,217

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$34,865	$37,858
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(812)	6,860
Amortization of capitalized fees and depreciation of property and equipment	3,479	3,501
Amortization of acquired intangible assets	3,805	—
Inventory fair value step-up adjustment included in cost of products sold	6,842	—
Stock-based compensation	1,598	954
Amortization of debt discount and issuance costs	523	377
Changes in fair values of equity method investments, net	(15,817)	11,950
Changes in fair values of other equity and long-term investments, net	2,164	(2,539)
Loss on extinguishment of debt	—	20,662
Accrued interest income added to long-term investments	(1,482)	—
Other non-cash items	(2,062)	280
Changes in operating assets and liabilities:
Accounts receivable	(6,089)	—
Receivables from collaboration arrangement	(5,642)	17,196
Inventory	(598)	—
Prepaid expenses	5,440	1,345
Other assets	518	99
Accounts payable	2,994	198
Accrued personnel-related expenses and other accrued liabilities	(565)	2,116
Accrued interest payable	(3,526)	(2,755)
Income tax payable	49	—
Net cash provided by operating activities	25,684	98,102
Cash flows from investing activities
Purchases of equity method investments	—	(45,000)
Purchases of equity and long-term investments	(35,689)	(11,217)
Purchases of equity investments managed by ISP Fund LP	(3,891)	(2,015)
Sales of equity investments managed by ISP Fund LP	1,289	24,281
Purchases and sales of other investments managed by ISP Fund LP, net	2,602	(132,266)
Purchases of property and equipment	(33)	(9)
Cash acquired through the consolidation of Entasis	—	23,070
Net cash used in investing activities	(35,722)	(143,156)
Cash flows from financing activities
Distributions to noncontrolling interests	—	(6,507)
Repurchase of common stock	(40,735)	—
Repurchase of shares to satisfy tax withholding	(23)	(46)
Proceeds from issuances of common stock, net	—	260
Payment for repurchase of convertible subordinated notes due 2023	(96,204)	(165,131)
Purchases of capped call options associated with convertible senior notes due 2028	—	(21,037)
Proceeds from issuance of convertible senior notes due 2028, net of issuance costs	—	252,792
Net cash (used in) provided by financing activities	(136,962)	60,331
Net (decrease) increase in cash and cash equivalents	(147,000)	15,277
Cash and cash equivalents at beginning of period	291,049	201,525
Cash and cash equivalents at end of period	$144,049	$216,802

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,202	$5,411
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Adoption of ASU 2020-06	$—	$28,123
Right-of-use asset obtained through the consolidation of Entasis Therapeutics Holdings, Inc.	$—	$3,289

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva, Inc. (and where context requires, together with its subsidiaries referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is a company with a portfolio of royalties and innovative healthcare assets. Our royalty portfolio contains respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”), and up until July 2022, TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). We sold our 15% ownership interest in Theravance Respiratory Company, LLC (“TRC”) on July 20, 2022, and are no longer entitled to receive royalties on sales of TRELEGY® ELLIPTA® products. Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA®, which tier upward at a range from 6.5% to 10%.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and, in our opinion, include all adjustments, consisting of all normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023, or any other periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of Innoviva, our wholly-owned subsidiaries, and certain variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income attributable to noncontrolling interest in our unaudited condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023, and as amended on March 20, 2023.

Presentation Reclassification

Amounts in equity and long-term investments and changes in fair value of equity and long-term investments, net, reported in the Company's comparative financial statements have been reclassified to conform to the current year presentation. These reclassifications had no net effect on the net income or net cash flows as previously reported.

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

Currently, we derive most of our revenues from GSK and our near-term success depends in large part on GSK’s ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK. Our near-term success depends in large part upon the performance by GSK of its commercial obligations under the GSK Agreements and the commercial success of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. If GSK does not devote sufficient resources to the commercialization or development of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, our business would be materially harmed. GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Our quarterly royalty revenues may fluctuate due to a variety of factors, many of which are outside of our control. Our royalty revenues under the GSK Agreements may not meet our analysts’ or investors’ expectations due to a number of important factors.

We also started recognizing revenue from product sales as a result of our acquisition of La Jolla. Hospitals and other healthcare organizations generally purchase our products through a network of specialty distributors. These specialty distributors, which are located in the U.S., are considered our customers for accounting purposes. We do not believe that the loss of one of these distributors would significantly impact our ability to distribute our products, as we expect that sales volume would be absorbed by new or remaining distributors. Three of our customers each account for 32%, 31% and 30%, respectively, of our net product sales for the three months ended March 31, 2023. These same customers account for 38%, 23% and 36%, respectively, of our receivables from net product sales, which are included in “Accounts receivables, net” in our unaudited consolidated balance sheet as of March 31, 2023.

Refer to Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Goodwill and Intangible Assets

Goodwill is recognized as the excess of the purchase consideration of an acquired entity over the fair value assigned to assets acquired and liabilities assumed in a business combination. Goodwill and intangible assets with an indefinite useful life are not amortized and are tested for impairment at least annually on the first day of December of each year or more frequently if indicators for potential impairment exist or whenever events or changes in circumstances indicate that the asset’s carrying asset amount may not be recoverable. Intangible assets with definite useful lives are amortized on a straight-line basis over their respective remaining useful lives and are tested for impairment only if indicators for potential impairment exist or whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Significant judgment may be involved in determining if an indicator of impairment has occurred.

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

We may account for the investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity method investments, net, and changes in fair values of equity and long-term investments, net, within the unaudited condensed consolidated statements of income.

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

We also invest in ISP Fund LP, which investments consist of money market funds, trading and equity and debt securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered in December 2020, we became a limited partner of this partnership, and our contributions are subject to a 36-month lock-up period which restriction prevents us from having control and access to the contributions and related investments. These investments are classified as long-term investments in the unaudited condensed consolidated balance sheets.

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

License Revenue

At the inception of a licensing arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price. We generally include these milestone payments in the transaction price when they are achieved because there is considerable uncertainty in the research and development processes that trigger receipt of these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency.

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

Interest Expense on Deferred Royalty Obligation

Interest expense related to the deferred royalty obligation is recognized over the expected repayment term of the deferred royalty obligation using the effective interest method. The assumptions used in determining the expected repayment term of the deferred royalty obligation require us to make estimates that could impact the effective interest rate. Each reporting period, we estimate the expected repayment term of the deferred royalty obligation based on forecasted net sales of GIAPREZA®. Changes in interest expense resulting from changes in the effective interest rate, if any, are recorded on a prospective basis. Refer to Note 11, “Debt” for more information.

2. Net Income Per Share

Basic net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the “2023 Notes”) up until its maturity date on January 15, 2023, our convertible senior notes due 2025 (the “2025 Notes”) and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method.

The following table shows the computation of basic and diluted net income per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands except per share data)	2023	2022
Numerator:
Net income attributable to Innoviva stockholders, basic	$34,865	$15,773
Add: interest expense on 2023 Notes, net of tax effect	81	1,021
Add: interest expense on 2025 Notes, net of tax effect	1,169	1,164
Add: interest expense on 2028 Notes, net of tax effect	1,459	384
Net income attributable to Innoviva stockholders, diluted	$37,574	$18,342
Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	67,786	69,544
Dilutive effect of 2023 Notes	757	10,155
Dilutive effect of 2025 Notes	11,150	11,150
Dilutive effect of 2028 Notes	9,956	2,765
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	139	116
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	89,788	93,730
Net income per share attributable to Innoviva stockholders
Basic	$0.51	$0.23
Diluted	$0.42	$0.20

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,326	386
Outstanding stock warrant	591	—
Total	1,917	386

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

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Royalties - RELVAR/BREO	$50,883	$55,764
Royalties - ANORO	9,431	8,442
Royalties - TRELEGY	—	29,309
Total royalties	60,314	93,515
Less: amortization of capitalized fees paid	(3,456)	(3,456)
Total net royalty revenue	$56,858	$90,059

Net Product Sales

Our net product sales were $11.5 million, consisting of net sales of GIAPREZA® and XERAVA® for $9.0 million and $2.5 million, respectively, for the three months ended March 31, 2023. We derived over 99% of our net product sales for the period from customers located in the U.S.

License Revenue

Refer to the out-license agreement with Everest in Note 4, “License and Collaboration Arrangements”.

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

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay us a tiered royalty equal to from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. During the three months ended March 31, 2023, no revenue was recognized under the Zai Agreement. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the three months ended March 31, 2023 and 2022 are not material.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. We recorded reimbursements from GARDP under this agreement as reduction to research and development expense. Relevant amounts for the three months ended March 31, 2023 and 2022 are not material.

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

PAION AG

Pursuant to the PAION AG (“PAION”) License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License will be subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. We have not recognized any revenue from PAION related to commercial milestones from the date of acquisition of La Jolla to March 31, 2023. Royalty revenue recognized under this agreement for the three months ended March 31, 2023 was not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla will supply PAION a minimum quantity of GIAPREZA® and XERAVA® through July 13, 2024. The PAION supply agreement will automatically renew until the earlier of July 13, 2027, or until a new supply agreement is executed. During the initial term of the supply agreement, we will be reimbursed for direct and certain indirect manufacturing costs at cost. We have not recognized any cost reimbursements under this agreement for the three months ended March 31, 2023.

Everest Medicines Limited

Pursuant to the Everest Medicines Limited (“Everest”) License, La Jolla granted Everest an exclusive license to develop and commercialize XERAVA® for the treatment of complicated intra-abdominal infections (“cIAI”) and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). We are eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The regulatory milestone was achieved during the three months ended March 31, 2023, and, as a result, we recognized $8.0 million in license revenue in our unaudited condensed consolidated statement of income for the period.

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue recognized under this agreement for the three months ended March 31, 2023 was not material.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® through December 31, 2023 and will transfer to Everest certain XERAVA®-related manufacturing know-how. We will be reimbursed for direct and certain indirect manufacturing costs at 110% of cost through December 31, 2023. We initially recognized a $2.8 million partial prepayment for XERAVA® as deferred revenue, of which, no revenue was recognized for the three months ended March 31, 2023.

In-License Agreements

George Washington University

Pursuant to the George Washington University (“GW”) License, GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA®. Amounts recognized under this agreement for the three months ended March 31, 2023 were not material.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. For the three months ended March 31, 2023, we recognized $1.6 million in cost of license revenue under this agreement as a result of the license revenue we earned under the out-licensing agreement with Everest for the same period.

Paratek Pharmaceuticals, Inc.

Pursuant to the Paratek Pharmaceuticals, Inc. (“Paratek”) License, Paratek non-exclusively licensed to La Jolla certain intellectual property rights relating to XERAVA®, including non-exclusive rights to certain issued patents and patent applications covering XERAVA®. We are obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA®. Our obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA® and shall continue until there are no longer any valid claims of the Paratek patents, which will expire in October 2023. Amounts recognized under this agreement for the three months ended March 31, 2023 were not material.

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

Prior to the closing of the transaction and as part of the agreement, TRC distributed its ownership interests and investments in InCarda Therapeutics, Inc. (“InCarda"), ImaginAb, Inc. (“ImaginAb”), Gate Neurosciences, Inc. (“Gate") and Nanolive SA (“Nanolive”), which had a total carrying value of $39.4 million, to ITH.

The summarized financial information of TRC for the three months ended March 31, 2022 are presented as follows:

Three Months Ended March 31,
(In thousands)	2022
Royalty revenue	$29,309
Operating expenses	198
Income from operations	29,111
Income tax expense, net	1
Changes in fair values of equity and long-term investments	429
Net income	$29,541

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

As of March 31, 2023, we held approximately 100% of the economic interest of the Partnership. As of March 31, 2023 and December 31, 2022, total assets of the Partnership were $318.5 million and $320.6 million, respectively, of which the majority was attributable to equity, debt and long-term investments. As of March 31, 2023 and December 31, 2022, total liabilities were $4.1 million and $1.6 million, respectively. The partnership’s assets can only be used to settle its own obligations. During the three months ended March 31, 2023 and 2022, we recorded $0.5 million and $0.3 million, respectively, of net investment-related expenses incurred by the Partnership, and $4.1 million of net negative changes and $2.1 million of net positive changes, respectively, in fair values of equity and long-term investments in the unaudited condensed consolidated statements of income.

Acquisitions

Entasis Therapeutics Holdings Inc.

We started investing in Entasis in 2020 as part of our capital allocation strategy of deploying cash generated from royalty income and investing in different life sciences companies. Entasis is an advanced, late clinical-stage biopharmaceutical company focused on the discovery and development of novel antibacterial products. Effective in June 2020, after certain conditions were met with respect to the sales of Entasis equity shares, Innoviva had the right to designate two members to Entasis’ board. Our investments in Entasis consisted of shares of common stock and warrants to purchase shares of Entasis common stock.

The fair value of Entasis’ common stock was measured based on its closing market price at each balance sheet date. We used the Black-Scholes-Merton pricing model to estimate the fair value of the warrants.

On February 17, 2022, Innoviva Strategic Opportunities, LLC ("ISO") entered into a securities purchase agreement with Entasis pursuant to which ISO purchased a convertible promissory note for a total purchase price of $15.0 million. The note bore an annual interest rate of 0.59% and matured and became payable on August 18, 2022 unless it was converted at a conversion price of $1.48 before the maturity date. With this financing, we determined that we had both (i) the power to direct the economically significant activities of Entasis and (ii) the obligation to absorb the losses, or the right to receive the benefits, that could potentially be significant to Entasis and therefore, we were the primary beneficiary of Entasis. Accordingly, we consolidated Entasis’ financial position and results of operations effective on February 17, 2022. Our equity ownership interest remained at 59.9% as of February 17, 2022, and the fair values of our holdings of Entasis common stock and warrants were remeasured and estimated at $64.5 million and $31.4 million, respectively.

The remeasurement resulted in a $7.8 million loss in the first quarter of 2022 which was included in changes in fair values of equity method investments, net in the unaudited condensed consolidated statement of income for the period.

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

In February 2023, we recorded a measurement period adjustment of $1.2 million increase in goodwill, primarily related to a decrease in intangible assets of $0.8 million and an increase in deferred tax liabilities of $0.4 million. The measurement period adjustment did not impact the consolidated net income for the three months ended March 31, 2023 and 2022.

The following table represents the adjusted fair values of the assets acquired and liabilities assumed by us in the transaction:

(In thousands)	February 17, 2022
Cash and cash equivalents	$23,070
Prepaid expenses	5,554
Other current assets	1,959
Property and equipment, net	185
Right-of-use assets	959
Goodwill	11,493
Intangible assets	106,700
Other assets	302
Total assets acquired	$150,222

Accounts payable	$1,583
Accrued personnel-related expenses	1,058
Other current liabilities	5,096
Deferred tax liabilities	7,769
Total liabilities assumed	$15,506

Total assets acquired, net	$134,716

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

We incurred approximately $5.3 million in acquisition-related costs in connection with this acquisition during the year ended December 31, 2022.

The following table summarizes the preliminary allocation of the fair values assigned to the assets acquired and liabilities assumed as of the date of the acquisition:

(In thousands)	August 22, 2022
Cash and cash equivalents	$47,415
Short-term marketable securities	471
Accounts receivable	5,876
Inventory	66,200
Prepaid expenses	1,261
Other current assets	907
Property and equipment, net	13
Right-of-use assets	226
Goodwill	16,453
Intangible assets	151,000
Other assets	710
Total assets acquired	$290,532

Accounts payable	$1,237
Deferred revenue, current	2,849
Other accrued liabilities	11,362
Other long-term liabilities	65,944
Deferred tax liabilities	2,581
Total liabilities assumed	$83,973

Total assets acquired, net	$206,559

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

Pro Forma Financial Information

The following table presents certain unaudited pro-forma financial information for the three months ended March 31, 2022 as if the consolidation of Entasis and La Jolla occurred on January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2021, or of results that may occur in the future. The unaudited pro forma financial information combines the historical results of the Entasis and La Jolla with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, fair value adjustments to equity investments in Entasis’ common stock and warrants, fair value adjustments to inventory, amortization of intangible assets, and interest expense on deferred royalty obligations and acquisition-related costs.

Three Months Ended March 31,
(In thousands)	2022
Revenue	$100,483
Net income	$32,576
Net income attributable to Innoviva stockholders	$13,555

6. Equity and Long-term Investments and Fair Value Measurements

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

On February 9, 2022, ISO entered into a securities purchase agreement with Armata to acquire 9,000,000 shares of Armata common stock and warrants to purchase 4,500,000 additional shares of common stock with an exercise price of $5.00 per share for $45.0 million. The investment closed in two tranches on February 9, 2022 and March 31, 2022. The investment is intended to aid Armata in advancing its clinical pipeline and strengthening its bacteriophage platform. On February 9, 2022, Armata also entered a second amended and restated voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members or amend the bylaws of Armata to reduce the maximum number of directors or set the number of directors who may serve on the board of Armata. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. In addition, as of February 9, 2022, Armata entered into an amended and restated investor rights agreement with the Company and ISO, pursuant to which for as long as the Company and ISO hold at least 12.5% of the outstanding shares of Armata’s common stock on a fully-diluted, the Company and ISO shall have the right to designate two directors to Armata’s board of directors, and for so long as the Company and ISO hold at least 8%, but less than 12.5%, of the outstanding shares of Armata’s common stock on a fully-diluted basis, the Company and ISO shall have the right to designate one director to Armata’s board of directors, subject to certain conditions and qualifications set forth in the amended and restated investor rights agreement. As of March 31, 2023, three of the eight members of Armata’s board of directors are also members of the board of directors of Innoviva. As of March 31, 2023 and December 31, 2022, the Company and ISO owned approximately 69.4%, of Armata’s common stock.

On January 10, 2023, we entered into a Secured Convertible Credit Agreement (the “Credit Agreement”) with Armata, under which we extended a one-year convertible note (the "Armata Convertible Note") in an aggregate amount of $30.0 million at an interest rate of 8.0% per annum. Pursuant to the Credit Agreement, the balance on the Armata Convertible Note, including all accrued and unpaid interest thereon, will convert into shares of Armata's common stock upon the occurrence of a qualified financing, as defined in the Credit Agreement. Any portion of the balance on the Armata Convertible Note, including all accrued and unpaid interest thereon, may also be converted into shares of Armata's common stock at our option once a registration statement covering the resale of such securities has been declared effective by the SEC. The Armata Convertible Note is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries.

The investments in Armata's common stock and warrants provide Innoviva and ISO the ability to have significant influence, but not control over Armata’s operations. Armata’s business and affairs are managed under the direction of its board of directors, which Innoviva and ISO do not control. Based on our evaluation, we determined that Armata is a VIE, but Innoviva and ISO are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

We account for Armata’s common stock and warrants under the equity method using the fair value option. The fair value of Armata’s common stock is measured based on its closing market price. The warrants purchased in 2020, 2021 and 2022 have an exercise price of $2.87, $3.25 and $5.00 per share, respectively. All warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies. We account for the Armata Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events.

As of March 31, 2023, the fair values of our holdings of Armata common stock, warrants and the Armata Convertible Note were estimated at $41.9 million, $13.1 million and $32.8 million, respectively. As of December 31, 2022, the fair values of our holdings of Armata common stock and warrants were estimated at $31.1 million and $8.1 million, respectively. For the Armata common stock and warrants, we recorded $15.8 million in unrealized gain and $4.2 million in unrealized loss for the three months ended March 31, 2023 and 2022, respectively, as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income. For the Armata Convertible Note, we recorded $2.8 million unrealized gain as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statement of income for the three months ended March 31, 2023.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended December 31,
(In thousands)	2022	2021
Revenue	$1,051	$989
Loss from operations	$(10,328)	$(6,048)
Net loss	$(10,314)	$(6,047)

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and a warrant to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) (the “InCarda 2020 Warrant”) for $15.8 million, which included $0.8 million of transaction costs. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. The investment is intended to fund the ongoing clinical development of InRhythmTM (flecainide for inhalation), InCarda’s lead program, for the treatment of a recent-onset episode of paroxysmal atrial fibrillation. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to Innoviva’s wholly-owned subsidiary, Innoviva TRC Holdings, LLC (“ITH”) all of TRC’s ownership interests and investments in InCarda. ITH has the right to designate one member to InCarda’s board of directors. As of March 31, 2023, one of InCarda’s eight board members was designated by ITH. We did not exercise the InCarda 2020 Warrant which expired in March 2023 and wrote off its carrying value of $0.1 million during the three months ended March 31, 2023.

On March 9, 2022, TRC entered into a Note and Warrant Purchase Agreement (the “InCarda Agreement”) with InCarda to acquire a convertible promissory note (the “InCarda Convertible Note”) and warrants (the “InCarda 2022 Warrant”) for $0.7 million. The InCarda 2022 Warrant expires on March 9, 2027 and is measured at fair value.

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

As of March 31, 2023 and December 31, 2022, we held 9% of InCarda equity ownership. Our investment in InCarda does not provide us with the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

We account for our investments in InCarda under the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. Due to InCarda’s equity recapitalization in the second quarter of 2022, TRC reassessed the value of its investments in InCarda using the Option Pricing Model Backsolve valuation methodology. Key assumptions used in the valuation model included an expected holding period of two years, a risk-free interest rate of 3.2%, a dividend yield of 0.0% and an estimated volatility of 122.0%. The estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to InCarda. We recognized an impairment charge of $9.0 million during the second quarter of 2022.

As of March 31, 2023, we recorded $6.8 million in fair value of InCarda’s Series C preferred stock and $0.5 million in fair value of Series D warrants (the “InCarda Preferred Stock Warrants”). As of December 31, 2022, we recorded $6.8 million in fair value of InCarda’s Series C preferred stock and $0.6 million in fair value of the InCarda Preferred Stock Warrants. As of March 31, 2023 and December 31, 2022, we recognized $3.2 million for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative. During the three months ended March 31, 2023 and 2022, we recorded $0.1 million in net unrealized loss and $0.6 million in net unrealized gain, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income.

Equity Investment in ImaginAb

On March 18, 2021, TRC entered into a securities purchase agreement with ImaginAb, to purchase 4,051,724 shares of ImaginAb Series C preferred stock for $4.7 million. On the same day, TRC also entered into a securities purchase agreement with one of ImaginAb’s common stockholders to purchase 4,097,157 shares of ImaginAb common stock for $1.3 million. ImaginAb is a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. $0.4 million was incurred for investment due diligence costs and execution and recorded as part of the equity investment in the condensed consolidated balance sheets.

On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to ITH all of TRC’s ownership interests and investments in ImaginAb.

On March 14, 2023, ITH entered into a securities purchase agreement with ImaginAb to purchase 270,568 shares of ImaginAb Series C-2 preferred stock for $0.6 million. As of March 31, 2023, one of ImaginAb’s six board members was designated by ITH. As of March 31, 2023 and December 31, 2022, we held 12.6% and 12.7%, respectively, of ImaginAb equity ownership.

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

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock using the measurement alternative. As of March 31, 2023 and December 31, 2022, $7.0 million and $6.4 million, respectively, was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets and there was no change to the fair value of our investment.

Convertible Promissory Note in Gate Neurosciences

On November 24, 2021, TRC entered into a Convertible Promissory Note Purchase Agreement with Gate to acquire a convertible promissory note (the “Gate Convertible Note”) with a principal amount of $15.0 million. Gate is a privately held biopharmaceutical company focused on developing the next generation of targeted nervous system therapies, leveraging precision medicine approaches to develop breakthrough drugs for psychiatric and neurologic diseases. The investment is intended to fund Gate's ongoing development and research. The Gate Convertible Note bears an annual interest rate of 8% and will convert into shares of common stock of Gate upon a qualified event or into shares of shadow preferred stock of Gate (“Shadow Preferred”) upon a qualified financing. A qualifying event can be a qualified initial price offering, a qualified merger, or a merger with a special-purpose acquisition company (“SPAC”). Shadow Preferred means preferred stock having identical rights, preferences and restrictions as the preferred stock that would be issued in a qualified financing.

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

On February 2, 2023, ITH entered into a Note Amendment Agreement (the “Note Amendment Agreement”) with Gate to amend the Gate Convertible Note. Pursuant to the Note Amendment Agreement, the principal amount of the Gate Convertible Note was increased from $15.0 million to $21.5 million, which represents the original principal, accrued interest as of the amendment date and additional cash investment of $5.0 million. All other material terms of the Gate Convertible Note were unchanged.

We have accounted for the Gate Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised. As of March 31, 2023 and December 31, 2022, the fair value of the Gate Convertible Note was estimated at $21.5 million and $15.7 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $0.7 million and $0.2 million unrealized loss, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statement of income for the three months ended March 31, 2023 and 2022, respectively.

Equity Investment in Nanolive

On February 18, 2022, TRC entered into an investment and shareholders agreement with Nanolive to purchase 18,750,000 shares of Nanolive Series C preferred stock for $9.8 million (equivalent to 9.0 million CHF). Nanolive SA is a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. $0.7 million was incurred for investment due diligence costs and execution and recorded as part of the equity and long-term investment in the condensed consolidated balance sheets. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to ITH all of TRC’s ownership interests and investments in Nanolive. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another majority common stockholder, to Nanolive’s board. As of March 31, 2023, one of Innoviva designees is serving on Nanolive’s seven-member board. As of March 31, 2023 and December 31, 2022, we held 15.3% and 15.5%, respectively, of Nanolive equity ownership.

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

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of March 31, 2023 and December 31, 2022, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets and there was no change to the fair value of our investment.

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$75,426	$—	$—	$75,426
Total	$75,426	$—	$—	$75,426

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$263,469	$—	$—	$263,469
Total	$263,469	$—	$—	$263,469

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of March 31, 2023, all investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments and contingent value rights are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of March 31, 2023 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$75,426	$—	$—	$75,426
Investments held by ISP Fund LP (1)	262,852	—	2,036	264,888
Equity investment - Armata Common Stock	41,878	—	—	41,878
Equity investment - Armata Warrants	—	13,093	—	13,093
Convertible debt investment - Armata Note	—	—	32,838	32,838
Convertible debt investment - Gate Note	—	—	21,500	21,500
Total assets measured at estimated fair value	$380,156	$13,093	$56,374	$449,623
Liabilities
Debt
2025 Notes	$—	$185,522	$—	$185,522
2028 Notes	—	204,705	—	204,705
Total fair value of debt	$—	$390,227	$—	$390,227
Contingent value rights	—	—	595	595
Total liabilities measured at estimated fair value	$—	$390,227	$595	$390,822

(1)
The investments held by ISP Fund LP consisted of $264.9 million in equity investments, which included $24.6 million in money market funds, and $53.6 million receivable from the maturity of convertible notes. Our total capital contribution of $300 million is subject to a 36-month lock-up period from the date of such capital contributions.

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

(1)
The investments held by ISP Fund LP consisted of $295.4 million equity investments, which included private placement positions and convertible notes of $54.6 million, and $25.1 million in money market funds. Our total capital contributions of $300.0 million is subject to a 36-month lock-up period from the date of such capital contributions.

The fair values of our equity investments in Armata’s common stock and publicly traded investments held by ISP Fund LP are based on the quoted prices in active markets and are classified as Level 1 financial instruments. The fair values of the warrants in Armata classified within Level 2 are based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

InCarda’s certain equity securities, the Gate Convertible Note, the Armata Convertible Note, private placement positions and convertible notes held by ISP Fund LP, and contingent value rights are classified as Level 3 financial instruments as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies.

The fair values of our 2025 Notes and 2028 Notes are based on recent trading prices of the respective instruments. The fair values of our 2023 Notes, which were fully paid off in January 2023, were also measured based on their trading prices.

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. The carrying amount of goodwill as of March 31, 2023 was $27.9 million. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$151,000	$(9,386)	$141,614
In-process research and development		71,300	—	$71,300
Collaboration agreement		35,400	—	$35,400
Total		$257,700	$(9,386)	$248,314

	December 31, 2022
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$151,000	$(5,581)	$145,419
In-process research and development		72,100	—	$72,100
Collaboration agreement		35,400	—	$35,400
Total		$258,500	$(5,581)	$252,919

Intangible assets recognized as a result of the acquisition of Entasis amounted to $106.7 million, which consist of Entasis’ in-process research and development related to its antibacterial therapeutic product candidates and a collaboration agreement amounting to $71.3 million and $35.4 million, respectively. The useful lives of these intangible assets will be determined upon commercialization of the underlying product candidates; thus, no amortization expense of determinable assets was recognized for the three months ended March 31, 2023.

Intangible assets recognized as a result of the acquisition of La Jolla amounting to $151.0 million pertain to product rights and developed technologies on La Jolla’s currently marketed products. These are intangible assets with determinable lives and are amortized over their estimated useful lives. We recognized amortization expense of $3.8 million for the period through March 31, 2023. Future amortization expense is expected to be $11.6 million for the remainder of 2023, $15.4 million for each of the years from 2024 to 2027 and $68.4 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Raw materials	$5,757	$5,757
Work-in-progress	22,539	25,052
Finished goods	21,357	25,088
Total inventory	$49,653	$55,897

As of March 31, 2023, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $42.7 million, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $6.8 million for the three months ended March 31, 2023.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Accrued contract manufacturing expenses	$5,357	$8,382
Accrued clinical expenses	948	692
Accrued research expenses	317	349
Accrued professional services	5,863	3,977
Current portion of lease liabilities	1,266	1,316
Current portion of deferred royalty obligations	3,228	2,639
Accrued license fees and royalties	2,352	943
Other	5,569	2,909
Total other accrued liabilities	$24,900	$21,207

Amount in “Other” as of March 31, 2023 includes $3.8 million in ISP Fund LP’s liability for unsettled securities transactions.

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Long-term portion of deferred royalty obligation	$67,130	$67,947
Long-term portion of lease liabilities	2,101	$2,376
Contingent value rights liability	595	595
Other	307	—
Total other long-term liabilities	$70,133	$70,918

9. Stock-Based Compensation

Stock- Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2023	2022
Selling, general and administrative	$1,152	$788
Research and development	446	166
Total	$1,598	$954

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.7% - 4.0%	1.6%
Expected term (in years)	5.16 - 6.11	6.11
Volatility	38.1% - 38.5%	40.5%
Dividend yield	0.0%	0.0%
Weighted-average estimated fair value of stock options granted	$5.40 - $5.42	$7.73

10. Stockholders' Equity

On October 31, 2022, our board of directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of our outstanding shares of common stock. The timing and amount of any share repurchases under the share repurchase program will be determined by our management in its discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock, prevailing stock prices, general market conditions and other considerations. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. This program has no termination date, may be suspended or discontinued at any time at our discretion, and does not obligate us to acquire any amount of common stock. For the three months ended March 31, 2023, we have repurchased 3,419,476 shares in the open market at an average price of $11.79 per share for a total amount of approximately $40.3 million. All the repurchased shares were retired. Subsequent to March 31, 2023 and through May 2, 2023, we have repurchased 524,863 shares in the open market at an average price of $11.70 per share for a total amount of approximately $6.1 million.

11. Debt

Our debt consists of the following:

	March 31,	December 31,
(In thousands)	2023	2022
2023 Notes	$—	$96,204
2025 Notes	192,500	192,500
2028 Notes	261,000	261,000
Total debt	453,500	549,704
Less: Unamortized debt discount and issuance costs	(8,808)	(9,331)
Total debt, net	$444,692	$540,373
Less: Current portion of long-term debt, net	—	96,193
Total long-term debt, net	$444,692	$444,180

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of our 2023 Notes, which matured on January 15, 2023.

The remaining balance of the 2023 Notes in the amount of $96.2 million was fully paid upon the maturity date in January 2023.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended March 31,
(In thousands)	2023	2022
Contractual interest expense	$85	$1,084
Amortization of debt issuance costs	11	122
Total interest and amortization expense	$96	$1,206

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

The annual effective interest rate on the 2025 Notes is 2.88%.

Our outstanding 2025 Notes balances consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(1,741)	(1,917)
Net carrying amount	$190,759	$190,583

The following table sets forth total interest expense recognized related to the 2025 Notes for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Contractual interest expense	$1,203	$1,203
Amortization of debt issuance costs	176	171
Total interest and amortization expense	$1,379	$1,374

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Principal	$261,000	$261,000
Debt issuance costs, net	(7,067)	(7,403)
Net carrying amount	$253,933	$253,597

The following table sets forth total interest expense recognized related to the 2028 Notes:

	Three Months Ended March 31,
(In thousands)	2023	2022
Contractual interest expense	$1,387	$346
Amortization of debt issuance costs	335	84
Total interest and amortization expense	$1,722	$430

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of March 31, 2023 were as follows:

(In thousands)	March 31, 2023
Years ending December 31:
Remainder of 2023	$—
2024	—
2025	192,500
2026	—
2027	—
Thereafter	261,000
Total	$453,500

Deferred Royalty Obligation

As part of our acquisition of La Jolla, we recorded the fair value of its deferred royalty obligation in connection with La Jolla’s royalty financing agreement (“La Jolla Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the La Jolla Royalty Agreement, HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA® until either January 1, 2031 or when the maximum aggregate royalty payments have been made, whichever occurs first. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. The current maximum royalty rate is 14%. Starting January 1, 2024, the maximum royalty rate may increase by an additional 4%, if an agreed-upon cumulative net product sales threshold has not been met. The La Jolla Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million.

For the three months ended March 31, 2023, we recognized interest expense of $1.2 million. The carrying value of the deferred royalty obligation as of March 31, 2023 was $70.3 million, $67.1 million of which was classified as part of other long-term liabilities and the remaining $3.2 million was classified as other accrued liabilities in the condensed consolidated balance sheet. The carrying value of the deferred royalty obligation as of December 31, 2022 was $70.6 million, $67.9 million of which was classified as part of other long-term liabilities and the remaining $2.7 million was classified as other accrued liabilities in the condensed consolidated balance sheet. During the three months ended March 31, 2023, we made royalty payments to HCR of $1.4 million. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of March 31, 2023 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. The annual effective interest rate of the deferred royalty obligation for the current period is 7.19%.

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of March 31, 2023, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid $14.1 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is immaterial and, therefore, not recognized as of March 31, 2023 and December 31, 2022. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the unaudited condensed consolidated statements of income.

12. Commitments and Contingencies

Operating Lease

We have operating leases for our corporate headquarters, office spaces and laboratory facilities.

The components of lease cost are as follows:

Three Months Ended March 31,
(In thousands)	2023
Straight line operating lease costs	$357
Variable lease costs	48
Total lease costs	$405

As of March 31, 2023, our operating leases have weighted-average remaining term of approximately 2.6 years and the weighted average discount rate on our operating lease liabilities was 7.6%.

We have not presented the comparative information above as our operating lease in the first quarter of 2022 was not material.

Future minimum payments on our operating leases as of March 31, 2023 were as follows:

(In thousands)	March 31, 2023
Years ending December 31:
Remainder of 2023	$1,152
2024	1,269
2025	1,289
Total undiscounted lease payments	3,710
Less: imputed interest	(342)
Total operating lease liabilities	$3,368

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

Given the early stage of this matter, we cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and have not recorded a contingent liability accrual as of March 31, 2023.

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

13. Income Taxes

We recorded a provision for income tax expense of $6.3 million and $6.9 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective income tax rate for the three months ended March 31, 2023 and 2022 was 15.3%. The income tax expense for the three months ended March 31, 2023 and 2022 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the three months ended March 31, 2023 was lower than the benefit computed at the U.S. federal statutory income tax rate due primarily to non-deductible expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve substantial risks, uncertainties, and assumptions. All statements contained herein, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward‑looking statements and the assumptions underlying our forward‑looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward‑looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward‑looking statements that we make. All written and verbal forward‑looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Important factors that we believe could cause actual results or events to differ materially from our forward‑looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, GIAPREZA®and XERAVA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company's growth strategy and corporate development initiatives); the timing, manner, and amount of potential capital returns to shareholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; and projections of revenue, expenses and other financial items; the impact of the novel coronavirus (“COVID-19”); the timing, manner and amount of capital deployment, including potential capital returns to stockholders; and risks related to the Company’s growth strategy and risks discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023, and as amended on March 20, 2023 (“2022 Form 10-K”), and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part I of our 2022 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q entitled “Risk Factors,” which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of our 2022 Form 10-K and Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including on Form 10-K, Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

OVERVIEW

Executive Summary

Innoviva, Inc. (and where context requires, together with its subsidiaries referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is a company with a portfolio of royalties and innovative healthcare assets. Our royalty portfolio contains respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”), and up until July 2022,

TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). We sold our 15% ownership interest in Theravance Respiratory Company, LLC (“TRC”) on July 20, 2022, and are no longer entitled to receive royalties on sales of TRELEGY® ELLIPTA® products. Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA®, which tier upward at a range from 6.5% to 10%.

We expanded our portfolio of royalties and innovative healthcare assets through the acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) on July 11, 2022 and the acquisition of La Jolla Pharmaceutical Company (“La Jolla”) on August 22, 2022. Our commercial and marketed products include GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock, and XERAVA® (eravacycline) approved for the treatment of complicated intra-abdominal infections in adults. Our development pipeline includes medicines for the treatment of bacterial infections, such as our lead asset sulbactam-durlobactam (“SUL-DUR”). As such, we have a wholly owned robust infectious disease and hospital operating platform, as well as other assets in these areas, such as a large equity stake in Armata Pharmaceuticals, a leader in bacteriophage development with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies.

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

First Quarter 2023 and Recent Highlights:

GSK Net Sales

•
First quarter 2023 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $339.2 million with $122.4 million in net sales from the U.S. market and $216.8 million from non-U.S. markets.
•
First quarter 2023 net sales of ANORO® ELLIPTA® by GSK were $145.1 million with $62.2 million net sales from the U.S. market and $82.9 million from non-U.S. markets.

Corporate Updates

•
Innoviva’s recently established subsidiary, Innoviva Specialty Therapeutics, which integrated Entasis and La Jolla and, in conjunction with these affiliates, markets GIAPREZA® and XERAVA® as well as advances the development and commercialization of SUL-DUR and zoliflodacin.
•
On January 10, 2023, the Company’s wholly owned subsidiary, Innoviva Strategic Opportunities LLC, invested $30.0 million in a convertible promissory note of Armata Pharmaceuticals, Inc. to support the clinical development of its multiple innovative bacteriophage assets as well as advanced biologics cGMP manufacturing capabilities.
•
On February 2, 2023, the Company’s wholly owned subsidiary, Innoviva TRC Holding LLC, invested $5.0 million in a convertible promissory note of Gate Neurosciences Inc. to support the clinical development of its differentiated pipeline of neuropsychiatric therapeutics.
•
During the first quarter of 2023, Innoviva repurchased approximately 3.4 million shares of its outstanding common stock for $40.3 million.
•
In January 2023, Innoviva paid off the remaining principal balance of $96.2 million of the 2023 Notes.

Clinical Updates

•
On April 17, 2023, the FDA’s Antimicrobial Drugs Advisory Committee ("AMDAC") unanimously voted 12-0 in support of approval of SUL-DUR based on a favorable benefit-risk assessment for the treatment of adults with hospital-acquired bacterial pneumonia ("HABP") and ventilator-associated bacterial pneumonia ("VABP") caused by susceptible strains of Acinetobacter baumannii-calcoaceticus complex (Acinetobacter). The SUL-DUR New Drug Application ("NDA"), filed by Entasis was accepted and granted Priority Review by the FDA in November 2022, with a Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2023.

•
Phase 3 Zoliflodacin study on track to complete enrollment in second half of 2023. Zoliflodacin is a novel, first-in-class oral antibiotic in development for the treatment of uncomplicated gonorrhea.

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

As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, in accordance with the LABA Collaboration Agreement, we paid milestone fees to GSK totaling $220.0 million during the year ended December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing commercialization activities under the LABA Collaboration Agreement, including participation in the joint steering committee that are expected to continue over the life of the agreement. The milestone fees paid to GSK were recognized as capitalized fees, which are being amortized over their estimated useful lives commencing upon the commercial launch of the products.

As mentioned above, on July 20, 2022, we sold our ownership interest in TRC, which received royalty payments from GSK stemming from sales of TRELEGY® ELLIPTA®. We retained our royalty rights with respect to RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as described in the Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023, and as amended on March 20, 2023.

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

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Royalties - RELVAR/BREO	$50,883	$55,764	$(4,881)	(9)%
Royalties - ANORO	9,431	8,442	989	12%
Royalties - TRELEGY	—	29,309	(29,309)	(100)%
Total royalties	60,314	93,515	(33,201)	(36)%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*
Total net royalty revenue	$56,858	$90,059	$(33,201)	(37)%

*Not Meaningful

Total net royalty revenue decreased to $56.9 million for the three months ended March 31, 2023, compared to $90.1 million for the same period a year ago. The decrease of total net royalty revenue for the three months ended March 31, 2023, compared to the same period a year ago was primarily due to the sale of our ownership interest in TRC, which received royalties stemming from sales of TRELEGY® ELLIPTA®. For the three months ended March 31, 2023, there was a decrease in the net sales of RELVAR®/BREO® ELLIPTA® due to pricing pressures in the U.S. market and foreign currency rate changes.

Net Product Sales

Net product sales we recognized for the three months ended March 31, 2023 was $11.5 million, consisting of net sales of GIAPREZA® and XERAVA® for $9.0 million and $2.5 million, respectively.

License Revenue

We recognized $8.0 million in license revenue for the three months ended March 31, 2023 as a result of achievement of a regulatory milestone under our license agreement with Everest.

Research and Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Research and development	$12,588	$5,838	$6,750	116%

Research and development expenses consist of the following:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Compensation and related personnel costs	$3,472	$1,897	$1,575	83%
External services	8,147	3,617	4,530	125%
Facilities related	616	252	364	144%
Other	353	72	281	390%
Total research and development expense	$12,588	$5,838	$6,750	116%

Research and development expenses, which are mainly attributable to Entasis’ product development efforts for SUL-DUR, were $12.6 million, for the three months ended March 31, 2023. Research and development expenses for the three months ended March 31, 2022 were attributable to the product development efforts of Entasis from February 17, 2022 to March 31, 2022.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Selling, general and administrative	$19,735	$6,492	$13,243	*

*Not Meaningful

Selling, general and administrative expenses increased for the three months ended March 31, 2023, compared to the same period in 2022 mainly due to the consolidation of Entasis’ operating expenses starting February 17, 2022 and the consolidation of La Jolla’s operating expenses starting August 22, 2022.

Interest and dividend income and other expense, net

Interest and dividend income and other expense, net, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Interest and dividend income	$(3,365)	$(322)	$(3,043)	*
Other expense, net	1,346	250	1,096	*

*Not Meaningful

Interest and dividend income increased for the three months ended March 31, 2023, compared to the same periods a year ago due to higher interest rates and higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, was primarily expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Interest expense	$4,427	$3,010	$1,417	47%

The interest expense included the contractual interest expense and the amortization of debt issuance costs for our 2023 Notes, 2025 Notes and 2028 Notes, as well as effective interest expense on our deferred royalty obligation. Interest expense for the three months ended March 31, 2023 included the amount on the 2023 Notes until the notes were fully paid off on January 15, 2023. Interest expense for the three months ended March 31, 2022 included the amount on the 2028 Notes from March 7, 2022, the date of issuance, through March 31, 2022. The increase for the three months ended March 31, 2023, compared to March 31, 2022, was mainly due to interest expense on our deferred royalty obligation and a higher average debt balance.

Loss on Debt Extinguishment

We recognized a loss of $20.7 million due to the total premium payment of $20.4 million and the write-off of $0.3 million debt issuance costs in connection with the repurchase of $144.8 million aggregate principal amount of our 2023 Notes in March 2022.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Changes in fair values of equity method investments, net	$(15,817)	$11,950	$(27,767)	*
Changes in fair values of other equity and long-term investments, net	2,164	$(2,539)	4,703	*

*Not Meaningful

The changes in fair values of equity method investments for the three months ended March 31, 2023 posted a gain compared to a loss position during the same period in 2022 mainly due to Armata’s higher stock price in 2023. The changes in fair values of other equity and long-term investments primarily reflected the realized gains and losses and net unrealized gains and losses in our strategic investments in InCarda, Gate, and those investments managed by ISP Fund LP.

Provision for Income Taxes

We recorded a provision for income tax expense of $6.3 million for the three March 31, 2023, compared to provision for income tax expense of $6.9 million for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 and 2022 was 15.3%.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest for the three months ended March 31, 2022 represented $25.1 million for the 85% share of net income in Theravance Respiratory Company, LLC for Theravance Biopharma and $3.0 million for the 40% share of net loss in Entasis Therapeutics Holdings, Inc.

There is no noncontrolling interest in any of our subsidiaries in 2023.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaboration arrangement. For the three months ended March 31, 2023, we generated gross royalty revenues from GSK of $60.3 million, net product sales of $11.5 million and license revenue of $8.0 million. Net cash and cash equivalents totaled $144.0 million, royalties receivables from GSK totaled $60.3 million and accounts receivable associated with our product sales and license revenue totaled $15.5 million as of March 31, 2023.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Net cash provided by operating activities	$25,684	$98,102	$(72,418)
Net cash used in investing activities	$(35,722)	$(143,156)	$107,434
Net cash (used in) provided by financing activities	$(136,962)	$60,331	$(197,293)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2023 was $25.7 million, consisting primarily of our net income of $34.9 million, adjusted for net non-cash items, which included $13.7 million of net changes in fair value of our investments, $6.8 million of amortization of inventory fair value step-up adjustment, $3.5 million of amortization of capitalized fees and depreciation of property and equipment and $3.8 million of amortization of acquired intangible assets partially offset by increases of $6.1 million in accounts receivable, $5.6 million in receivables from collaboration arrangement and decreases of $3.5 million in accrued interest payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 of $35.7 million primarily consisted of $35.7 million in purchases of equity and other long-term investments and $3.9 million in purchases of equity investments managed by ISP Fund LP. The use of cash for investing activities was partially offset by net proceeds of $3.9 million from the sale of equity and other investments managed by ISP Fund LP.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 of $137.0 million was primarily due to the payments of $96.2 million upon maturity of the 2023 Notes in January 2023 and $40.7 million for the repurchase of common stock under our current stock repurchase program.

Net cash used in financing activities for the three months ended March 31, 2022 of $60.3 million was primarily due to the net proceeds of $252.8 million from the issuance of the convertible senior notes due in 2028, offset with $21.0 million purchase of capped call options associated with the 2028 Notes, $165.1 million for the repurchase of the 2023 Notes, and $6.5 million distributions to noncontrolling interest.

Contractual Obligations

As of March 31, 2023, our notes payable obligation included $192.5 million related to our 2025 Notes and $261.0 million related to our 2028 Notes, which are due in 2025 and 2028, respectively. Under the terms of the 2025 Notes and 2028 Notes, we will make interest payments of 2.5% and 2.125%, respectively, of outstanding principal. Refer to Note 11, “Debt” to the Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases were $3.7 million, with approximately $1.2 million payable through December 31, 2023 and approximately $1.3 million payable in each of the years 2024 and 2025. Refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements for more information.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2023, our debt bears fixed interest rates and we had no outstanding debt with variable interest rate. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of certain or our investments in equity and debt securities. Fluctuations in the underlying fair value of the investments could result in material gains or losses. Refer to Note 6 “Equity and Long-Term Investments and Fair Value Measurements” to the Condensed Consolidated Financial Statements for more information.

Inflation has increased in recent periods and could continue to increase for the near future. Inflationary factors, such as increases in the cost of our raw materials, supplies, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2023, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

We completed our acquisitions of Entasis and La Jolla in 2022. We continue the process of integrating the acquired operations and processes into our internal control environment and implementing necessary changes to our internal control over financial reporting, including, but not limited, to the creation of new controls related to inventory management, research and development activities and product sales.

Other than the above, there have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2022 Form 10-K. There have been no material changes to the risk factors described in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer

The following table reflects share repurchases of our common stock for the three months ended March 31, 2023.

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	648,231	$12.93	648,231	$83,114,421
February 1, 2023 to February 28, 2023	1,005,777	12.38	1,005,777	70,665,885
March 1, 2023 to March 31, 2023	1,765,468	11.05	1,765,468	51,164,248
Total	3,419,476	$11.79	3,419,476

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Amended and Restated Certificate of Incorporation	S-1	3.3	7/26/2004

3.2	Certificate of Amendment of Restated Certificate of Incorporation	10-Q	3.4	3/31/2007

3.3	Certificate of Ownership and Merger Merging LABA Merger Sub, Inc. with and into Theravance, Inc., as filed with the Secretary of State of the State of Delaware, effective on January 7, 2016	8-K	3.1	1/8/2016

3.4	Amended and Restated Bylaws, amended and restated as of February 8, 2017	8-K	3.1	2/9/2017

3.5	Amended and Restated Bylaws, amended and restated as of January 1, 2023	8-K	3.1	1/4/2023

4.1	Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/2006

4.2	Indenture, dated as of January 4, 2013 by and between Theravance, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	1/25/2013

4.3	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)	8-K	4.2	1/25/2013

4.4	Indenture (including form of Note) with respect to Innoviva’s 2.5% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	8/7/2017

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020

4.6	Indenture (including form of Note) with respect to Innoviva’s 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022

10.1+	Transition Agreement between Larry Edwards and Innoviva Specialty Therapeutics, Inc., dated February 23, 2023, and Release of Claims form signed by Larry Edwards, dated April 5, 2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

32*	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: May 9, 2023	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	/s/ Marianne Zhen
Marianne Zhen
Chief Accounting Officer
(Principal Financial Officer)