Form 10-Q
period 2023-09-30
Innoviva, Inc.
filed 2023-11-01
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of registrant’s common stock outstanding on October 26, 2023 was 64,086,675.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$179,997	$291,049
Accounts receivable, net	10,752	9,401
Receivables from collaboration arrangement	57,014	54,672
Inventory	40,515	55,897
Prepaid expenses	14,729	29,559
Other current assets	1,992	2,933
Total current assets	304,999	443,511
Property and equipment, net	361	170
Equity method investments	107,040	39,154
Equity and long-term investments	422,491	363,859
Capitalized fees paid, net	87,239	97,607
Right-of-use assets	2,828	3,265
Goodwill	17,905	26,713
Intangible assets	236,845	252,919
Deferred tax assets	4,952	—
Other assets	3,444	4,299
Total assets	$1,188,104	$1,231,497
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,783	$2,939
Accrued personnel-related expenses	5,166	8,022
Accrued interest payable	833	4,359
Deferred revenue	1,548	2,094
Convertible subordinated notes due 2023, net of issuance costs	—	96,193
Income tax payable	154	154
Other accrued liabilities	24,699	21,207
Total current liabilities	36,183	134,968
Long-term debt, net of discount and issuance costs	445,718	444,180
Other long-term liabilities	68,690	70,918
Deferred tax liabilities, net	—	5,771
Income tax payable, long-term	10,020	9,872
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 64,384 and 69,188 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	644	692
Treasury stock: at cost, 32,005 shares as of September 30, 2023 and December 31, 2022	(393,829)	(393,829)
Additional paid-in capital	1,107,398	1,163,836
Accumulated deficit	(86,720)	(204,911)
Total stockholders’ equity	627,493	565,788
Total liabilities and stockholders’ equity	$1,188,104	$1,231,497

*Condensed consolidated balance sheet has been derived from audited consolidated financial statements as of December 31, 2022.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended September 30, 2023 and 2022, and $10,368 in the nine months ended September 30, 2023 and 2022	$53,558	$62,150	$172,681	$260,429
Net product sales	13,701	5,107	40,942	5,107
License revenue	—	—	11,000	—
Total revenue	67,259	67,257	224,623	265,536
Expenses:
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding depreciation and amortization of intangible assets)	10,182	3,680	27,910	3,680
Cost of license revenue	—	—	1,600	—
Selling, general and administrative	28,636	27,810	71,913	46,084
Research and development	3,989	11,725	31,566	31,447
Amortization of acquired intangible assets	6,511	1,511	15,274	1,511
Gain on sale of Theravance Respiratory Company, LLC (“TRC”)	—	(266,696)	—	(266,696)
Loss on debt extinguishment	—	—	—	20,662
Changes in fair values of equity method investments, net	(71,980)	(10,298)	(67,886)	44,475
Changes in fair values of other equity and long-term investments, net	2,640	10,168	4,887	23,406
Interest and dividend income	(4,114)	(2,135)	(11,032)	(3,181)
Interest expense	4,396	5,096	13,205	11,761
Other expense, net	1,047	(28)	4,289	750
Total expenses	(18,693)	(219,167)	91,726	(86,101)
Income before income taxes	85,952	286,424	132,897	351,637
Income tax expense, net	3,906	57,077	14,706	63,061
Net income	82,046	229,347	118,191	288,576
Net income (loss) attributable to noncontrolling interests	—	(36,176)	—	6,341
Net income attributable to Innoviva stockholders	$82,046	$265,523	$118,191	$282,235
Basic net income per share attributable to Innoviva stockholders	$1.26	$3.81	$1.79	$4.05
Diluted net income per share attributable to Innoviva stockholders	$0.98	$2.80	$1.45	$3.07
Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	64,953	69,731	66,016	69,640
Shares used to compute diluted net income per share	86,164	95,830	87,504	95,072

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$82,046	$229,347	$118,191	$288,576
Comprehensive income	82,046	229,347	118,191	288,576
Comprehensive income (loss) attributable to noncontrolling interests	—	(36,176)	—	6,341
Comprehensive income attributable to Innoviva stockholders	$82,046	$265,523	$118,191	$282,235

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2023
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of January 1, 2023	69,188	$692	$1,163,836	$(204,911)	32,005	$(393,829)	$565,788
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	55	1	(24)	—	—	—	(23)
Repurchase of common stock	(3,419)	(34)	(40,701)	—	—	—	(40,735)
Stock-based compensation	—	—	1,598	—	—	—	1,598
Net income	—	—	—	34,865	—	—	34,865
Balance as of March 31, 2023	65,824	659	1,124,709	(170,046)	32,005	(393,829)	561,493
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	177	2	78	—	—	—	80
Repurchase of common stock	(776)	(8)	(9,278)	—	—	—	(9,286)
Stock-based compensation	—	—	1,520	—	—	—	1,520
Net income	—	—	—	1,280	—	—	1,280
Balance as of June 30, 2023	65,225	653	1,117,029	(168,766)	32,005	(393,829)	555,087
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	16	—	(11)	—	—	—	(11)
Repurchase of common stock	(857)	(9)	(11,062)	—	—	—	(11,071)
Stock-based compensation	—	—	1,442	—	—	—	1,442
Net income	—	—	—	82,046	—	—	82,046
Balance as of September 30, 2023	64,384	$644	$1,107,398	$(86,720)	32,005	$(393,829)	$627,493

	Nine Months Ended September 30, 2022
			Additional					Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity
Balance as of January 1, 2022	69,566	$696	$1,264,024	$(456,148)	32,005	$(393,829)	$111,192	$525,935
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(65,361)	37,238	—	—	—	(28,123)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,507)	(6,507)
Fair value of noncontrolling interests in a consolidated variable interest entity	—	—	—	—	—	—	38,471	38,471
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	28	—	214	—	—	—	—	214
Stock-based compensation	—	—	620	—	—	—	334	954
Capped call options associated with convertible senior notes due 2028	—	—	(16,585)	—	—	—	—	(16,585)
Net income	—	—	—	15,773	—	—	22,085	37,858
Balance as of March 31, 2022	69,594	696	1,182,912	(403,137)	32,005	(393,829)	165,575	552,217
Distributions to noncontrolling interests		—	—	—	—	—	(9,545)	(9,545)
Equity activity of noncontrolling interests in a consolidated variable interest entity	—	—	—	—	—	—	(2)	(2)
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	112	1	67	—	—	—	—	68
Conversion of convertible subordinated notes due 2023	—	—	3	—	—	—	—	3
Stock-based compensation	—	—	685	—	—	—	665	1,350
Net income	—	—	—	939	—	—	20,432	21,371
Balance as of June 30, 2022	69,706	697	1,183,667	(402,198)	32,005	(393,829)	177,125	565,462
Distributions to noncontrolling interests		—	—	—	—	—	(53,759)	(53,759)
Derecognition of noncontrolling interests upon sale of TRC	—	—	—	78	—	—	(61,304)	(61,226)
Derecognition of noncontrolling interests upon acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) minority interest	—	—	(14,153)	—	—	—	(28,009)	(42,162)
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	70	1	(12)	—	—	—	—	(11)
Stock-based compensation	—	—	1,594	—	—	—	2,123	3,717
Net income	—	—	—	265,523	—	—	(36,176)	229,347
Balance as of September 30, 2022	69,776	$698	$1,171,096	$(136,597)	32,005	$(393,829)	$—	$641,368

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$118,191	$288,576
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,115)	29,258
Amortization of capitalized fees and depreciation of property and equipment	10,437	10,447
Amortization of acquired intangible assets	15,274	1,511
Inventory fair value step-up adjustment included in cost of products sold	19,179	2,743
Stock-based compensation	4,560	6,021
Amortization of debt discount and issuance costs	1,549	1,491
Changes in fair values of equity method investments, net	(67,886)	44,475
Changes in fair values of other equity and long-term investments, net	4,887	21,973
Loss on extinguishment of debt	—	20,662
Net gain on sale of TRC	—	(266,696)
Accrued interest income added to long-term investments	(1,482)	—
Other non-cash items	(770)	2,026
Changes in operating assets and liabilities:
Accounts receivable	(1,351)	(867)
Receivables from collaboration arrangement	(2,341)	2,385
Inventory	(3,797)	350
Prepaid expenses	14,830	277
Other assets	1,795	(2,932)
Accounts payable	844	958
Accrued personnel-related expenses and other accrued liabilities	(1,072)	(1,709)
Accrued interest payable	(3,526)	(1,926)
Income tax payable	148	33,804
Deferred revenue	(546)	—
Net cash provided by operating activities	107,808	192,827
Cash flows from investing activities
Purchases of equity method investments	—	(45,000)
Purchases of trading securities	(60,132)	—
Purchases of equity and long-term investments	(1,218)	(13,725)
Purchases of equity investments managed by ISP Fund LP	(24,914)	(92,951)
Sales of equity investments managed by ISP Fund LP	39,642	24,281
Purchases and sales of other investments managed by ISP Fund LP, net	(14,728)	(41,330)
Purchases of property and equipment	(260)	(33)
Proceeds from sale of ownership interest in TRC, net	—	248,191
Cash acquired through the consolidation of Entasis	—	23,070
Cash paid for the acquisition of La Jolla Pharmaceutical Company, net of cash acquired	—	(150,459)
Net cash used in investing activities	(61,610)	(47,956)
Cash flows from financing activities
Distributions to noncontrolling interests	—	(69,811)
Purchase of Entasis minority interest	—	(42,395)
Repurchase of common stock	(61,092)	—
Repurchase of shares to satisfy tax withholding	(65)	(71)
Proceeds from issuances of common stock, net	111	342
Payment for repurchase of convertible subordinated notes due 2023	(96,204)	(165,131)
Purchases of capped call options associated with convertible senior notes due 2028	—	(21,037)
Proceeds from issuance of convertible senior notes due 2028, net of issuance costs	—	252,536
Net cash used in financing activities	(157,250)	(45,567)
Net (decrease) increase in cash and cash equivalents	(111,052)	99,304
Cash and cash equivalents at beginning of period	291,049	201,525
Cash and cash equivalents at end of period	$179,997	$300,829

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,381	$11,736
Cash paid for income taxes	—	3,859
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Adoption of ASU 2020-06	$—	$28,123
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$179,997	$300,789
Restricted cash, included in “Other assets”	—	40
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$179,997	$300,829

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

We expanded our portfolio of royalties and innovative healthcare assets through the acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) on July 11, 2022 and the acquisition of La Jolla Pharmaceutical Company (“La Jolla”) on August 22, 2022. Our commercial and marketed products include GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock, and XERAVA® (eravacycline) for the treatment of complicated intra-abdominal infections in adults. Our new product, XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) on May 23, 2023 and we commenced commercial sales of XACDURO® in the third quarter of 2023. Our development pipeline includes medicines for the treatment of bacterial infections. As such, we have a wholly owned robust infectious disease and hospital operating platform, as well as other assets in these areas, such as a large equity stake in Armata Pharmaceuticals, a leader in bacteriophage development with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies.

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

Presentation Reclassification

Amounts in equity and long-term investments and changes in fair value of equity and long-term investments, net, reported in the Company's comparative financial statements have been reclassified to conform to the current year presentation. Certain reclassifications have been made to the condensed consolidated statement of cash flows for the nine months ended September 30,

2022 to conform to the current year’s presentation. These reclassifications had no net effect on the net income or net cash flows as previously reported.

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

We also started recognizing revenue from product sales of GIAPREZA® and XERAVA® as a result of our acquisition of La Jolla and XACDURO®, which was commercially launched in September 2023. Hospitals and other healthcare organizations generally purchase our products through a network of specialty distributors. These specialty distributors, which are located in the U.S., are considered our customers for accounting purposes. We do not believe that the loss of one of these distributors would significantly impact our ability to distribute our products, as we expect that sales volume would be absorbed by new or remaining distributors. Three of our customers each account for 27%, 28% and 26%, respectively, of our net product sales for the three months ended September 30, 2023, and 32%, 28% and 27%, respectively, for the nine months ended September 30, 2023. These same customers account for 29%, 28% and 14%, respectively, of our receivables from net product sales, which are included in “Accounts receivables, net” in our unaudited condensed consolidated balance sheet as of September 30, 2023.

Refer to Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Segment Reporting

We operate in a single segment, which is to provide capital return to stockholders by maximizing the potential value of our portfolio of royalties and innovative healthcare assets. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM allocates resources and evaluates the performance of Innoviva at the consolidated level using information about our revenues, operating results and other key financial data as needed. Our revenues are generated primarily from our collaborative arrangements and royalty payments from GSK, located in Great Britain. Refer to Note 3, “Revenue Recognition”, for more information on our revenues for the periods presented. We also generate revenue from net product sales of GIAPREZA®, XERAVA®, and XACDURO®. Our long-term assets are located within the United States.

Variable Interest Entities

The primary beneficiary of a variable interest entity (“VIE”) is required to consolidate the assets and liabilities of the VIE. When we obtain a variable interest in another entity, we assess at the inception of the relationship and upon occurrence of certain significant events whether the entity is a VIE and, if so, whether we are the primary beneficiary of the VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

The following table shows the computation of basic and diluted net income per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2023	2022	2023	2022
Numerator:
Net income attributable to Innoviva stockholders, basic	$82,046	$265,523	$118,191	$282,235
Add: interest expense on 2023 Notes, net of tax effect	—	412	86	2,003
Add: interest expense on 2025 Notes, net of tax effect	1,236	994	3,703	3,533
Add: interest expense on 2028 Notes, net of tax effect	1,543	1,769	4,618	3,862
Net income attributable to Innoviva stockholders, diluted	$84,825	$268,698	$126,598	$291,633
Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	64,953	69,731	66,016	69,640
Dilutive effect of 2023 Notes	—	4,866	250	6,629
Dilutive effect of 2025 Notes	11,150	11,150	11,150	11,150
Dilutive effect of 2028 Notes	9,955	9,955	9,955	7,559
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	106	128	133	94
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	86,164	95,830	87,504	95,072
Net income per share attributable to Innoviva stockholders
Basic	$1.26	$3.81	$1.79	$4.05
Diluted	$0.98	$2.80	$1.45	$3.07

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,389	705	1,284	577
Outstanding stock warrant	591	526	591	177
Total	1,980	1,231	1,875	754

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

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Royalties - RELVAR/BREO	$45,585	$55,663	$150,922	$170,753
Royalties - ANORO	11,429	9,943	32,127	28,015
Royalties - TRELEGY	—	—	—	72,029
Total royalties	57,014	65,606	183,049	270,797
Less: amortization of capitalized fees paid	(3,456)	(3,456)	(10,368)	(10,368)
Total net royalty revenue	$53,558	$62,150	$172,681	$260,429

Net Product Sales

Our net product sales were $13.7 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $8.0 million, $5.1 million, and $0.6 million, respectively, for the three months ended September 30, 2023. Our net product sales were $40.9 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $28.2 million, $12.1 million, and $0.6 million, respectively, for the nine months ended September 30, 2023. We derived over 86% and 93% of our net product sales from customers located in the U.S for the three and nine months ended September 30, 2023, respectively.

For the comparative periods in 2022, our net product sales amounted to $5.1 million, consisting of $3.8 million in net sales of GIAPREZA® and $1.3 million in net sales of XERAVA®. These sales were recognized from the date of our acquisition of La Jolla, which took place on August 22, 2022, through September 30, 2022.

License Revenue

Refer to the out-license agreement with Zai Lab and Everest in Note 4, “License and Collaboration Arrangements”.

24. License and Collaboration Arrangements

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

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay us a tiered royalty equal to from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the three and nine months ended September 30, 2023 and 2022 were not material. Following the approval of XACDURO® by the FDA in May 2023, we recognized $3.0 million in license revenue for the nine months ended September 30, 2023.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. We recorded reimbursements from GARDP under this agreement as reduction to research and development expense. Relevant amounts for the three and nine months ended September 30, 2023 and 2022 were not material.

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

PAION AG

Pursuant to the PAION AG (“PAION”) License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License will be subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. We have not recognized any revenue from PAION related to commercial milestones from the date of acquisition of La Jolla to September 30, 2023. Royalty revenue recognized under this agreement for the three and nine months ended September 30, 2023 was not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla will supply PAION a minimum quantity of GIAPREZA® and XERAVA® through July 13, 2024. The PAION supply agreement will automatically renew until the earlier of July 13, 2027, or until a new supply agreement is executed. During the initial term of the supply agreement, we will be reimbursed for direct and certain indirect manufacturing costs at cost. We recognized $1.0 million in cost reimbursements under this agreement for the three and nine months ended September 30, 2023.

Everest Medicines Limited

Pursuant to the Everest Medicines Limited (“Everest”) License, La Jolla granted Everest an exclusive license to develop and commercialize XERAVA® for the treatment of complicated intra-abdominal infections (“cIAI”) and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). Under the Everest License, we recognized $8.0 million in license revenue for the nine months ended September 30, 2023 as a result of our achievement of a regulatory milestone during the period. We are eligible to receive additional sales milestone payments of up to an aggregate of $20.0 million.

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue recognized under this agreement for the three and nine months ended September 30, 2023 was not material.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® through December 31, 2023 and will transfer to Everest certain XERAVA®-related manufacturing know-how. We will be reimbursed for direct and certain indirect manufacturing costs at 110% of cost through December 31, 2023. We recognized a $0.9 million and $1.6 million in revenue under this agreement for the three and nine months ended September 30, 2023, respectively.

In-License Agreements

George Washington University

Pursuant to the George Washington University (“GW”) License, GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA®. Amounts recognized under this agreement for the three and nine months ended September 30, 2023 were $0.5 million and $1.7 million, respectively.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. For the nine months ended September 30, 2023, we recognized $1.6 million in cost of license revenue under this agreement as a result of the license revenue we earned under the out-licensing agreement with Everest for the same period.

Paratek Pharmaceuticals, Inc.

Pursuant to the Paratek Pharmaceuticals, Inc. (“Paratek”) License, Paratek non-exclusively licensed to La Jolla certain intellectual property rights relating to XERAVA®, including non-exclusive rights to certain issued patents and patent applications covering XERAVA®. We are obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA®. Our obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA® and shall continue until there are no longer any valid claims of the Paratek patents, which expires in October 2023. Amounts recognized under this agreement for the three and nine months ended September 30, 2023 were not material.

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

Prior to the closing of the transaction and as part of the agreement, TRC distributed its ownership interests and investments in InCarda Therapeutics, Inc. (“InCarda”), ImaginAb, Inc. (“ImaginAb”), Gate Neurosciences, Inc. (“Gate”) and Nanolive SA (“Nanolive”), which had a total carrying value of $39.4 million, to ITH.

The summarized financial information of TRC for the three and nine months ended September 30, 2022 are presented as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2022	2022
Royalty revenue	$—	$72,029
Operating expenses	(5)	332
Income (loss) from operations	5	71,697
Other income, net	—	10
Realized loss	(39,386)	(39,386)
Income tax expense, net	—	1
Changes in fair values of equity and long-term investments	—	(8,884)
Net income (loss)	$(39,381)	$23,438

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

As of September 30, 2023, we held approximately 100% of the economic interest of the Partnership. As of September 30, 2023 and December 31, 2022, total assets of the Partnership were $298.6 million and $320.6 million, respectively, of which the majority was attributable to equity, debt and long-term investments. As of September 30, 2023 and December 31, 2022, total liabilities were $1.1 million and $1.6 million, respectively. The partnership’s assets can only be used to settle its own obligations. During the three and nine months ended September 30, 2023, we recorded $1.1 million and $1.2 million, respectively, of net investment-related income earned by the Partnership, and $22.4 million and $22.7 million of net negative changes, respectively, in fair values of equity and long-term investments in the unaudited condensed consolidated statements of income. During the three and nine months ended September 30, 2022, we recorded $0.3 million and $1.0 million, respectively, of net investment-related expenses incurred by the Partnership, and $10.5 million and $14.9 million, respectively, of net negative changes in fair values of equity and long-term investments in the unaudited condensed consolidated statements of income.

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

On February 17, 2022, Innoviva Strategic Opportunities, LLC (“ISO”) entered into a securities purchase agreement with Entasis pursuant to which ISO purchased a convertible promissory note for a total purchase price of $15.0 million. The note bore an annual interest rate of 0.59% and was due to mature and become payable on August 18, 2022 unless it was converted at a conversion price of $1.48 before the maturity date. With this financing, we determined that we had both (i) the power to direct the economically significant activities of Entasis and (ii) the obligation to absorb the losses, or the right to receive the benefits, that could potentially be significant to Entasis and therefore, we were the primary beneficiary of Entasis. Accordingly, we consolidated Entasis’ financial position and results of operations effective on February 17, 2022. Our equity ownership interest remained at 59.9% as of February 17, 2022, and the fair values of our holdings of Entasis common stock and warrants were remeasured and estimated at $64.5 million and $31.4 million, respectively.

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

As a result of the consolidation, we recognized a non-controlling interest of $38.5 million as of February 17, 2022. Our consolidated net income for the three and nine months ended September 30, 2022 included the net loss attributable to Innoviva stockholders since the consolidation date of $2.7 million and $13.6 million, respectively, from the results of operations of Entasis.

La Jolla Pharmaceutical Company

On August 22, 2022, ISO acquired La Jolla for a total consideration of $206.6 million. ISO acquired La Jolla at a price of $6.23 per share. La Jolla is dedicated to the commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. La Jolla brought to Innoviva an established product portfolio, including GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock and XERAVA® (eravacycline) for the treatment of complicated intra-abdominal infections (cIAIs). We incurred approximately $5.3 million in acquisition-related costs in connection with this acquisition during the year ended December 31, 2022.

The fair values assigned to assets acquired and liabilities assumed as of August 22, 2022 were based on management’s best estimates and assumptions.

In June 2023, we recorded a measurement period adjustment of $13.1 million decrease in goodwill, primarily related to an increase in deferred tax assets of $10.5 million and a decrease in deferred tax liabilities of $2.6 million. In August 2023, we recorded a measurement period adjustment of $3.0 million increase in goodwill, primarily related to a decrease in deferred tax assets of $2.4 million and an increase in deferred tax liabilities of $0.6 million.

The following table represents the adjusted fair values of the assets acquired and liabilities assumed by us in the transaction:

(In thousands)	August 22, 2022
Cash and cash equivalents	$47,415
Short-term marketable securities	471
Accounts receivable	5,876
Inventory	66,200
Prepaid expenses	1,261
Other current assets	907
Property and equipment, net	13
Right-of-use assets	226
Goodwill	6,411
Intangible assets	151,000
Deferred tax assets	7,461
Other assets	710
Total assets acquired	$287,951

Accounts payable	$1,237
Deferred revenue, current	2,849
Other accrued liabilities	11,362
Other long-term liabilities	65,944
Total liabilities assumed	$81,392

Total assets acquired, net	$206,559

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

Pro Forma Financial Information

The following table presents certain unaudited pro-forma financial information for the three and nine months ended September 30, 2022 as if the consolidation of Entasis and La Jolla occurred on January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2021, or of results that may occur in the future. The unaudited pro forma financial information combines the historical results of the Entasis and La Jolla with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, fair value adjustments to equity investments in Entasis’ common stock and warrants, fair value adjustments to inventory, amortization of intangible assets, and interest expense on deferred royalty obligations and acquisition-related costs.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2022	2022
Revenue	$72,830	$292,077
Net income	$223,082	$273,301
Net income attributable to Innoviva stockholders	$274,407	$282,704

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

On February 9, 2022, ISO entered into a securities purchase agreement with Armata to acquire 9,000,000 shares of Armata common stock and warrants to purchase 4,500,000 additional shares of common stock with an exercise price of $5.00 per share for $45.0 million. The investment closed in two tranches on February 9, 2022 and March 31, 2022. The investment is intended to aid Armata in advancing its clinical pipeline and strengthening its bacteriophage platform. On February 9, 2022, Armata also entered a second amended and restated voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members or amend the bylaws of Armata to reduce the maximum number of directors or set the number of directors who may serve on the board of Armata. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. In addition, as of February 9, 2022, Armata entered into an amended and restated investor rights agreement with the Company and ISO, pursuant to which for as long as the Company and ISO hold at least 12.5% of the outstanding shares of Armata’s common stock on a fully-diluted, the Company and ISO shall have the right to designate two directors to Armata’s board of directors, and for so long as the Company and ISO hold at least 8%, but less than 12.5%, of the outstanding shares of Armata’s common stock on a fully-diluted basis, the Company and ISO shall have the right to designate one director to Armata’s board of directors, subject to certain conditions and qualifications set forth in the amended and restated investor rights agreement. On July 10, 2023, Armata entered into an amendment to the amended and restated investor rights agreement with the Company and ISO, pursuant to which the Company and ISO agreed that the voting agreement will expire on the earlier of the fifth anniversary of the original agreement's effective date, January 26, 2021, or the approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. As of September 30, 2023, three of the seven members of Armata’s board of directors are also members of the board of directors of Innoviva. As of September 30, 2023 and December 31, 2022, the Company and ISO owned approximately 69.4%, of Armata’s common stock.

On January 10, 2023, we entered into a Secured Convertible Credit Agreement (the “Credit Agreement”) with Armata, under which we extended a one-year convertible note (the "Armata Convertible Note") in an aggregate amount of $30.0 million at an interest rate of 8.0% per annum. Pursuant to the Credit Agreement, the balance on the Armata Convertible Note, including all accrued and unpaid interest thereon, will convert into shares of Armata's common stock upon the occurrence of a qualified financing, as defined in the Credit Agreement. Any portion of the balance on the Armata Convertible Note, including all accrued and unpaid interest thereon, may also be converted into shares of Armata's common stock at our option once a registration statement covering the resale of such securities has been declared effective by the SEC. The Armata Convertible Note is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries. On July 10, 2023, ISO and Armata executed an amendment to the Armata Convertible Note extending the maturity date from January 10, 2024 to January 10, 2025.

On July 10, 2023, ISO and Armata entered into a Credit and Security Agreement (the “Credit and Security Agreement"), under which we extended a term loan to Armata (the “Armata Term Loan”) in an aggregate amount of $25.0 million. The Armata Term Loan is subject to an interest rate of 14% per annum and is due to mature on January 10, 2025. The Credit and Security Agreement is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries.

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

We account for Armata’s common stock and warrants under the equity method using the fair value option. The fair value of Armata’s common stock is measured based on its closing market price. The warrants purchased in 2020, 2021 and 2022 have an exercise price of $2.87, $3.25 and $5.00 per share, respectively. All warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies. We account for the Armata Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. We account for the Armata Term Loan as a trading security, measured at fair value using an income approach based on the discounted value of expected future cash flows.

As of September 30, 2023, the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note and the Armata Term Loan were estimated at $75.2 million, $31.8 million, $49.7 million and $26.2 million, respectively. As of December 31, 2022, the fair values of our holdings of Armata common stock and warrants were estimated at $31.1 million and $8.1 million, respectively. For the Armata common stock and warrants, we recorded $72.0 million and $67.9 million in unrealized gain for the three and nine months ended September 30, 2023, respectively, as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income. During the three and nine months ended September 30, 2022, we recorded $11.7 million unrealized gain and $35.3 million unrealized loss, respectively, as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income. For the Armata Convertible Note, we recorded $18.5 million and $19.6 million unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statement of income for three and nine months ended September 30, 2023, respectively. For the Armata Term Loan, we recorded $1.1 million unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statement of income for three and nine months ended September 30, 2023.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenue	$980	$1,883	$2,827	$4,108
Loss from operations	$(9,629)	$(9,220)	$(31,303)	$(24,043)
Net loss	$(3,547)	$(9,215)	$(28,351)	$(24,036)

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and a warrant to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) (the “InCarda 2020 Warrant”) for $15.8 million, which included $0.8 million of transaction costs. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. The investment is intended to fund the ongoing clinical development of InRhythmTM (flecainide for inhalation), InCarda’s lead program, for the treatment of a recent-onset episode of paroxysmal atrial fibrillation. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to Innoviva’s wholly-owned subsidiary, Innoviva TRC Holdings, LLC (“ITH”) all of TRC’s ownership interests and investments in InCarda. ITH has the right to designate one member to InCarda’s board of directors. As of September 30, 2023, none of InCarda’s six board members was designated by ITH. We did not exercise the InCarda 2020 Warrant which expired in March 2023 and wrote off its carrying value of $0.1 million during the nine months ended September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, we held 8.1% and 9.0% of InCarda equity ownership, respectively. Our investment in InCarda does not provide us with the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

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

As of September 30, 2023, we recorded $4.8 million in fair value of InCarda’s Series C preferred stock and $0.2 million in fair value of Series D warrants (the “InCarda Preferred Stock Warrants”). As of December 31, 2022, we recorded $6.8 million in fair value of InCarda’s Series C preferred stock and $0.6 million in fair value of the InCarda Preferred Stock Warrants. As of September 30, 2023 and December 31, 2022, we recognized $2.7 million and $3.2 million, respectively, for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative. During the three months ended September 30, 2023, there was no change in the carrying amount of our investment. During the nine months ended September 30, 2023, we recorded a $3.0 million net unrealized loss, as a change in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income. During the three and nine months ended September 30, 2022, we recorded $0.2 million in net unrealized gain and $8.8 million in net unrealized loss, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income.

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

On March 14, 2023, ITH entered into a securities purchase agreement with ImaginAb to purchase 270,568 shares of ImaginAb Series C-2 preferred stock for $0.6 million. On September 14, 2023, ITH entered into a securities purchase agreement with

ImaginAb to purchase another 405,852 shares of ImaginAb Series C-2 preferred stock for $0.6 million. As of September 30, 2023, one of ImaginAb’s six board members was designated by ITH. As of September 30, 2023 and December 31, 2022, we held 11.8% and 12.7%, respectively, of ImaginAb equity ownership.

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

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock using the measurement alternative. As of September 30, 2023 and December 31, 2022, $7.6 million and $6.4 million, respectively, was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets and there was no change in the carrying amount of our investments.

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

We have accounted for the Gate Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised. As of September 30, 2023 and December 31, 2022, the fair value of the Gate Convertible Note was estimated at $22.3 million and $15.7 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $0.1 million and $0.8 million unrealized gain as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statement of income for the three and nine months ended September 30, 2023, respectively. We recorded $0.2 million and $0.3 million unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statement of income for the three and nine months ended September 30, 2022, respectively.

Equity Investment in Nanolive

On February 18, 2022, TRC entered into an investment and shareholders agreement with Nanolive to purchase 18,750,000 shares of Nanolive Series C preferred stock for $9.8 million (equivalent to 9.0 million CHF). Nanolive SA is a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. $0.7 million was incurred for investment due diligence costs and execution and recorded as part of the equity and long-term investment in the condensed consolidated balance sheets. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to ITH all of TRC’s ownership interests and investments in Nanolive. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another stockholder, to Nanolive’s board. As of September 30, 2023, one of Innoviva designees is serving on Nanolive’s seven-member board. As of September 30, 2023 and December 31, 2022, we held 15.3% and 15.5%, respectively, of Nanolive equity ownership.

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

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of September 30, 2023 and December 31, 2022, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets and there was no change to the carrying amount of our investment.

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$134,287	$—	$—	$134,287
Total	$134,287	$—	$—	$134,287

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$263,469	$—	$—	$263,469
Total	$263,469	$—	$—	$263,469

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of September 30, 2023, all investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments and contingent value rights are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of September 30, 2023 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$134,287	$—	$—	$134,287
Investments held by ISP Fund LP (1)	239,058	—	2,330	241,388
Equity investment - Armata Common Stock	75,230	—	—	75,230
Equity investment - Armata Warrants	—	31,810	—	31,810
Convertible debt investment - Armata Note	—	—	49,684	49,684
Term loan investment - Armata Term Loan	—	—	26,199	26,199
Convertible debt investment - Gate Note	—	—	22,276	22,276
Total assets measured at estimated fair value	$448,575	$31,810	$100,489	$580,874
Liabilities
Debt
2025 Notes	$—	$191,923	$—	$191,923
2028 Notes	—	217,745	—	217,745
Total fair value of debt	$—	$409,668	$—	$409,668
Contingent value rights	—	—	595	595
Total liabilities measured at estimated fair value	$—	$409,668	$595	$410,263

(1)
The investments held by ISP Fund LP consisted of $298.5 million in equity investments, which included $36.9 million in money market funds, and $57.1 million receivable from the maturity of convertible notes. Our total capital contribution of $300 million is subject to a 36-month lock-up period from the date of such capital contributions.

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

The InCarda warrants, the Gate Convertible Note, the Armata Convertible Note, the Armata Term Loan, private placement positions and convertible notes held by ISP Fund LP, and contingent value rights are classified as Level 3 financial instruments as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies.

The fair values of our 2025 Notes and 2028 Notes are based on recent trading prices of the respective instruments. The fair values of our 2023 Notes, which were fully paid off in January 2023, were also based on their trading prices.

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. The carrying amount of goodwill as of September 30, 2023 and December 31, 2022 was $17.9 million and $26.7 million, respectively. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$219,700	$(19,586)	$200,114
In-process research and development		2,600	—	$2,600
Collaboration agreement	10	35,400	(1,269)	$34,131
Total		$257,700	$(20,855)	$236,845

	December 31, 2022
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$151,000	$(5,581)	$145,419
In-process research and development		72,100	—	72,100
Collaboration agreement		35,400	—	35,400
Total		$258,500	$(5,581)	$252,919

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

We recognized amortization expense of $6.5 million and $15.3 million for the three and nine months ended September 30, 2023, respectively. We recognized amortization expense of $1.5 million for the three and nine months ended September 30, 2022. Future amortization expense is expected to be $6.5 million for the remainder of 2023, $25.8 million for each of the years from 2024 to 2027 and $124.5 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Raw materials	$8,859	$5,757
Work-in-progress	13,231	25,052
Finished goods	18,425	25,088
Total inventory	$40,515	$55,897

As of September 30, 2023 and December 31, 2022, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $31.0 million and $49.5 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $5.4 million and $19.2 million for the three and nine months ended September 30, 2023, respectively. The fair value adjustments recorded as part of cost of products sold amounted to $2.7 million for the three and nine months ended September 30, 2022.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued contract manufacturing expenses	$5,645	$8,382
Accrued clinical expenses	712	692
Accrued research expenses	211	349
Accrued professional services	9,796	3,977
Current portion of lease liabilities	1,211	1,316
Current portion of deferred royalty obligations	3,976	2,639
Accrued license fees and royalties	730	943
Other	2,418	2,909
Total other accrued liabilities	$24,699	$21,207

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Long-term portion of deferred royalty obligation	$66,142	$67,947
Long-term portion of lease liabilities	1,953	$2,376
Contingent value rights liability	595	595
Total other long-term liabilities	$68,690	$70,918

9. Stock-Based Compensation

Stock- Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Selling, general and administrative	$1,308	$2,422	$3,502	$4,240
Research and development	134	1,295	$1,058	1,781
Total	$1,442	$3,717	$4,560	$6,021

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022(1)	2023	2022
Risk-free interest rate	4.13% - 4.21%	—%	3.50% - 4.21%	1.60% - 3.03%
Expected term (in years)	6.01 - 6.22	—	5.16 - 6.22	5.50 - 6.11
Volatility	37.3% - 37.8%	—%	37.3% - 38.5%	38.8% - 40.5%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$5.66 - $5.97	$—	$5.22 - $5.97	$6.98 - $7.73

(1)
There were no options granted for the three months ended September 30, 2022.

10. Stockholders' Equity

On October 31, 2022, our board of directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of our outstanding shares of common stock. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including ongoing assessments of the capital needs of the business, the market price of our common stock, prevailing stock prices, general market conditions and other considerations. This program has no termination date, may be suspended or discontinued at any time at our discretion, and does not obligate us to acquire any amount of common stock. For the nine months ended September 30, 2023, we have repurchased 5,051,730 shares in the open market at an average price of $11.97 per share for a total amount of approximately $60.5 million. All the repurchased shares were retired. Subsequent to September 30, 2023 and through October 26, 2023, we have repurchased 447,838 shares in the open market at an average price of $13.07 per share for a total amount of approximately $5.9 million.

11. Debt

Our debt consists of the following:

	September 30,	December 31,
(In thousands)	2023	2022
2023 Notes	$—	$96,204
2025 Notes	192,500	192,500
2028 Notes	261,000	261,000
Total debt	453,500	549,704
Less: Unamortized debt discount and issuance costs	(7,782)	(9,331)
Total debt, net	$445,718	$540,373
Less: Current portion of long-term debt, net	—	96,193
Total long-term debt, net	$445,718	$444,180

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of our 2023 Notes, which matured on January 15, 2023.

The remaining balance of the 2023 Notes in the amount of $96.2 million was fully paid upon the maturity date in January 2023.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Contractual interest expense	$—	$511	$85	$2,106
Amortization of debt issuance costs	—	59	11	240
Total interest and amortization expense	$—	$570	$96	$2,346

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

The annual effective interest rate on the 2025 Notes is 2.88%.

Our outstanding 2025 Notes balances consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(1,385)	(1,917)
Net carrying amount	$191,115	$190,583

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Contractual interest expense	$1,203	$1,203	$3,609	$3,609
Amortization of debt issuance costs	179	174	532	517
Total interest and amortization expense	$1,382	$1,377	$4,141	$4,126

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Principal	$261,000	$261,000
Debt issuance costs, net	(6,397)	(7,403)
Net carrying amount	$254,603	$253,597

The following table sets forth total interest expense recognized related to the 2028 Notes for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Contractual interest expense	$1,387	$1,371	$4,160	$3,127
Amortization of debt issuance costs	340	328	1,006	735
Total interest and amortization expense	$1,727	$1,699	$5,166	$3,862

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of September 30, 2023 were as follows:

(In thousands)	September 30, 2023
Years ending December 31:
Remainder of 2023	$—
2024	—
2025	192,500
2026	—
2027	—
Thereafter	261,000
Total	$453,500

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

For the three and nine months ended September 30, 2023, we recognized interest expense of $1.2 million and $3.7 million, respectively. For the three and nine months ended September 30, 2022, we recognized interest expense of $1.5 million. The carrying value of the deferred royalty obligation as of September 30, 2023 was $70.1 million, $66.1 million of which was classified as part of other long-term liabilities and the remaining $4.0 million was classified as other accrued liabilities in the condensed consolidated balance sheet. The carrying value of the deferred royalty obligation as of December 31, 2022 was $70.6 million, $67.9 million of which was classified as part of other long-term liabilities and the remaining $2.7 million was classified as other accrued liabilities in the condensed consolidated balance sheet. During the nine months ended September 30, 2023, we made royalty payments to HCR of $4.3 million. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of September 30, 2023 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. The annual effective interest rate of the deferred royalty obligation for the current period is 7.40%.

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of September 30, 2023, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid $17.0 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is immaterial and, therefore, not recognized as of September 30, 2023 and December 31, 2022. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the unaudited condensed consolidated statements of income.

12. Commitments and Contingencies

Operating Lease

We have operating leases for our corporate headquarters, office spaces and laboratory facilities.

The components of lease cost are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Straight line operating lease costs	$361	$640	$1,080	$1,101
Variable lease costs	49	35	144	110
Total lease costs	$410	$675	$1,224	$1,211

Supplemental cash flow information related to leases are as follows:

	Nine months ended September 30,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,157	$540
Operating lease right-of-use assets obtained in exchange for operating lease obligations	463	3,323
Right-of-use assets obtained through acquisitions	—	1,185

As of September 30, 2023, our operating leases have weighted-average remaining term of approximately 2.5 years and the weighted average discount rate on our operating lease liabilities was 7.5%.

Future minimum payments on our operating leases as of September 30, 2023 were as follows:

(In thousands)
Years ending December 31:
Remainder of 2023	$377
2024	1,373
2025	1,428
Thereafter	291
Total undiscounted lease payments	3,469
Less: imputed interest	(305)
Total operating lease liabilities	$3,164

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

The parties have completed claim construction briefing, and a claim construction hearing is set for November 9, 2023. Fact discovery is set to conclude on December 8, 2023 and expert discovery will be complete by April 19, 2024. A trial date has not yet been set in this matter.

Given the early stage of this matter, we cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and have not recorded a contingent liability accrual as of September 30, 2023.

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

13. Income Taxes

We recorded a provision for income tax expense of $3.9 million and $14.7 million for the three and nine months ended September 30, 2023, respectively, compared to the recorded provision for income tax expense of $57.1 million and $63.1 million for the three and nine months ended September 30, 2022, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2023 was 10.6% compared to 18.3% for the same period in 2022. The income tax expense for the nine months ended September 30, 2023 and 2022 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the nine months ended September 30, 2023 was lower than the U.S. federal statutory income tax rate due primarily to non-deductible expenses.

14. Subsequent Events

On October 6, 2023, ITH entered into a Second Note Amendment Agreement (the “Second Note Amendment Agreement”) with Gate to amend the Gate Convertible Note. Pursuant to the Second Note Amendment Agreement, the principal amount of the Gate Convertible Note was increased from $21.5 million to $27.7 million, which represents the principal and accrued interest as of the amendment date and an additional cash investment of $5.0 million. All other material terms of the Gate Convertible Note were unchanged.

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

We expanded our portfolio of royalties and innovative healthcare assets through the acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) on July 11, 2022 and the acquisition of La Jolla Pharmaceutical Company (“La Jolla”) on August 22, 2022. Our commercial and marketed products include GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock, and XERAVA® (eravacycline) approved for the treatment of complicated intra-abdominal infections in adults. Our new product, XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) on May 23, 2023 and we commenced commercial sales of XACDURO® in the third quarter of 2023. Our development pipeline includes medicines for the treatment of bacterial infections. As such, we have a wholly owned robust infectious disease and hospital operating platform, as well as other assets in these areas, such as a large equity stake in Armata Pharmaceuticals, a leader in bacteriophage development with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies.

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

Third Quarter 2023 and Recent Highlights:

GSK Net Sales

•
Third quarter 2023 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $303.9 million with $109.5 million in net sales from the U.S. market and $194.4 million from non-U.S. markets.
•
Third quarter 2023 net sales of ANORO® ELLIPTA® by GSK were $175.8 million with $89.2 million net sales from the U.S. market and $86.6 million from non-U.S. markets.

Corporate Updates

•
During the third quarter of 2023, Innoviva repurchased 856,750 shares of its outstanding common stock for $11.0 million.
•
On July 10, 2023, Innoviva’s wholly owned subsidiary, Innoviva Strategic Opportunities, entered into a credit and security agreement with Armata Pharmaceuticals, Inc. (NYSE: ARMP) (“Armata”) and invested $25.0 million to advance Armata’s pipeline of therapeutic phage candidates and support the buildout of its state-of-the art cGMP manufacturing facility.
•
On August 21, 2023, Innoviva appointed Stephen Basso as Chief Financial Officer.

Clinical Updates

•
In September 2023, Innoviva’s wholly owned subsidiary, Innoviva Specialty Therapeutics, launched XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use in patients 18 years of age and older for the treatment of hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Acinetobacter baumannii-calcoaceticus complex (Acinetobacter). XACDURO® is the first and only pathogen-targeted antibiotic and a significant advancement in the way healthcare professionals treat Acinetobacter.
•
In November 2023, in collaboration with The Global Antibiotic Research & Development Partnership (GARDP), we announced that zoliflodacin, a first-in-class antibiotic, met its primary endpoint in a global pivotal phase 3 clinical trial for the treatment of uncomplicated gonorrhea, a prevalent disease affecting over 80 million patients a year globally with rapidly rising antimicrobial resistance concerns. Study investigators found that oral zoliflodacin demonstrated statistical non-inferiority of microbiological cure at the urogenital site when compared to treatment with intramuscular injection of ceftriaxone and oral azithromycin, a current global standard of care regimen. In the study, zoliflodacin demonstrated a favorable safety profile and was generally well tolerated, with the majority of adverse events being mild-to-moderate. There were no discontinuations reported due to adverse events, serious adverse events, or deaths.

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

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Royalties - RELVAR/BREO	$45,585	$55,663	$(10,078)	(18)%	$150,922	$170,753	$(19,831)	(12)%
Royalties - ANORO	11,429	9,943	1,486	15%	32,127	28,015	4,112	15%
Royalties - TRELEGY	—	—	—	0%	—	72,029	(72,029)	(100)%
Total royalties	57,014	65,606	(8,592)	(13)%	183,049	270,797	(87,748)	(32)%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*	(10,368)	(10,368)	—	*
Total net royalty revenue	$53,558	$62,150	$(8,592)	(14)%	$172,681	$260,429	$(87,748)	(34)%

*Not Meaningful

Total net royalty revenue decreased to $53.6 million and $172.7 million for the three and nine months ended September 30, 2023, compared to $62.2 million and $260.4 million, respectively, for the same period a year ago. The decrease of total net royalty revenue was primarily due to the sale of our ownership interest in TRC, which received royalties stemming from sales of TRELEGY® ELLIPTA® in 2022.

Net Product Sales

Net product sales recognized for the three months ended September 30, 2023 was $13.7 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $8.0 million, $5.1 million, and $0.6 million, respectively. Net product sales recognized for the nine months ended September 30, 2023 was $40.9 million, consisting of net sales of GIAPREZA®, XERAVA® and XACDURO® for $28.2 million, $12.1 million and $0.6 million, respectively.

For the comparative periods in 2022, our net product sales amounted to $5.1 million, consisting of $3.8 million in net sales of GIAPREZA® and $1.3 million in net sales of XERAVA®. These sales were recognized from the date of our acquisition of La Jolla, which took place on August 22, 2022, through September 30, 2022.

License Revenue

We recognized $8.0 million in license revenue for the first quarter of 2023 as a result of achievement of a regulatory milestone under our license agreement with Everest. We also recognized $3.0 million in license revenue for the second quarter of 2023 as a result of achievement of a regulatory milestone under our license and collaboration agreement with Zai Lab.

Research and Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Research and development	$3,989	$11,725	$(7,736)	(66)%	$31,566	$31,447	$119	0%

Research and development expenses consist of the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Compensation and related personnel costs	$1,825	$4,238	$(2,413)	(57)%	$8,636	$9,525	$(889)	-9%
External services	1,359	6,937	(5,578)	-80%	20,085	20,457	(372)	-2%
Facilities related	482	563	(81)	-14%	1,730	1,390	340	24%
Other	323	(13)	336	*	1,115	75	1,040	*
Total research and development expense	$3,989	$11,725	$(7,736)	-66%	$31,566	$31,447	$119	0%

*Not Meaningful

Research and development expenses, which are mainly attributable to Entasis’ product development efforts for XACDURO®, were $4.0 million and $31.6 million, for the three and nine months ended September 30, 2023, respectively. Research and development expenses for the three and nine months ended September 30, 2022 were attributable to the product development efforts of Entasis from February 17, 2022. Research and development expenses for the three months ended September 30, 2023 decreased compared to the same period in 2022. The decrease was primarily a result of the FDA approval of XACDURO® in May 2023 and personnel transfers from the research development function to general and administrative function after the FDA approval.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Selling, general and administrative	$28,636	$27,810	$826	3%	$71,913	$46,084	$25,829	56%

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2023, compared to the same period in 2022 mainly due to the personnel transfers from the research development function to general and administrative function after the FDA approval of XACDURO®.

Interest and dividend income and other expense, net

Interest and dividend income and other expense, net, as compared to the prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Interest and dividend income	$(4,114)	$(2,135)	$(1,979)	93%	$(11,032)	$(3,181)	$(7,851)	247%
Other expense, net	$1,047	$(28)	$1,075	*	$4,289	$750	$3,539	*

*Not Meaningful

Interest and dividend income increased for the three and nine months ended September 30, 2023, compared to the same periods a year ago due to higher interest rates and higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, was primarily expenses incurred by ISP Fund LP. Other expense, net during the nine months ended September 30, 2022 was partially offset by grant income of $1.3 million.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Interest expense	$4,396	$5,096	$(700)	(14)%	$13,205	$11,761	$1,444	12%

The interest expense included the contractual interest expense and the amortization of debt issuance costs for our 2023 Notes, 2025 Notes and 2028 Notes, as well as effective interest expense on our deferred royalty obligation. Interest expense for the nine months ended September 30, 2023 included the amount on the 2023 Notes until the notes were fully paid off on January 15, 2023. Interest expense for the three and nine months ended September 30, 2022 included the amount on the 2028 Notes from March 7, 2022, the date of issuance, through September 30, 2022. The increase for the nine months ended September 30, 2023, compared to the nine months ended September 30, 222, was mainly due to interest expense on our deferred royalty obligation and a higher average debt balance. Interest expense for the three months ended September 30, 2022 was higher compared to the three months ended September 30, 2023 primarily due to interest expense on our 2023 Notes which matured and were fully paid in January 2023.

Loss on Debt Extinguishment

We recognized a loss of $20.7 million due to the total premium payment of $20.4 million and the write-off of $0.3 million debt issuance costs in connection with the repurchase of $144.8 million aggregate principal amount of our 2023 Notes in March 2022.

Gain on Sale of TRC

We recognized a net gain of $266.7 million due to the sale of our ownership interest in TRC to Royalty Pharma, consummated on July 20, 2022.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Changes in fair values of equity method investments, net	$(71,980)	$(10,298)	$(61,682)	*	$(67,886)	$44,475	$(112,361)	*
Changes in fair values of other equity and long-term investments, net	$2,640	$10,168	$(7,528)	*	$4,887	$23,406	$(18,519)	*

*Not Meaningful

The changes in fair values of equity method investments for the three and nine months ended September 30, 2023 were more favorable mainly due to Armata's higher stock prices during this period. We recorded $72.0 million and $67.9 million in unrealized gain for the three and nine months ended September 30, 2023, respectively, related to our equity method investments in Armata. During the three and nine months ended September 30, 2022, we recorded $11.7 million unrealized gain and $35.3 million unrealized loss, respectively, related to our equity method investments in Armata.

The changes in fair values of other equity and long-term investments primarily reflected the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Gate, and those investments managed by ISP Fund LP. We recorded $19.6 million and $20.7 million in unrealized gain for the three and nine months ended September 30, 2023, respectively, related to other long-term investments we made in Armata in 2023.

Provision for Income Taxes

We recorded a provision for income tax expense of $3.9 million and $14.7 million for the three and nine months ended September 30, 2023, compared to a provision for income tax benefit of $57.1 million and for income tax expense of $63.1 million for the three and nine months ended September 30, 2022, respectively. The effective income tax rate for the nine months ended September 30, 2023 and 2022 was 10.6% and 18.3%, respectively.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents $(33.5) million and $19.9 million for the three and nine months ended September 30, 2022, respectively, for the 85% share of net income (loss) in TRC for Theravance Biopharma and $(2.7) million and $(13.6) million for the three and nine months ended September 30, 2022, respectively, for the 40% share of net loss in Entasis.

There is no noncontrolling interest in any of our subsidiaries in 2023.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaboration arrangement. For the nine months ended September 30, 2023, we generated gross royalty revenues from GSK of $183.0 million, net product sales of $40.9 million and license revenue of $11.0 million. Net cash and cash equivalents totaled $180.0 million, royalties receivables from GSK totaled $57.0 million and accounts receivable associated with our product sales totaled $10.8 million as of September 30, 2023.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022	Change
Net cash provided by operating activities	$107,808	$192,827	$(85,019)
Net cash used in investing activities	$(61,610)	$(47,956)	$(13,654)
Net cash used in financing activities	$(157,250)	$(45,567)	$(111,683)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $107.8 million, consisting primarily of our net income of $118.2 million, adjusted for net non-cash items, which included $19.2 million of amortization of inventory fair value step-up adjustment, $10.4 million of amortization of capital fees and depreciation of property and equipment, $15.3 million of amortization of acquired intangible assets, partially offset by $63.0 million of net changes in fair value of our investments and $5.0 million net changes in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 of $61.6 million primarily consisted of $60.1 million in purchases of trading securities, $1.2 million in purchases of equity and long-term investments, $24.9 million in purchases of equity investments managed by ISP Fund LP, and $14.7 million from purchase and sales of other investments managed by ISP Fund LP. The use of cash for investing activities was partially offset by net proceeds of $39.6 million from the sales of equity investments managed by ISP Fund LP.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 of $157.3 million was primarily due to the payments of $96.2 million upon maturity of the 2023 Notes in January 2023 and $61.1 million for the repurchase of common stock under our current stock repurchase program.

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

Contractual Obligations

As of September 30, 2023, our notes payable obligation included $192.5 million related to our 2025 Notes and $261.0 million related to our 2028 Notes, which are due in 2025 and 2028, respectively. Under the terms of the 2025 Notes and 2028 Notes, we will make interest payments of 2.5% and 2.125%, respectively, of outstanding principal. Refer to Note 11, “Debt” to the Condensed Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases were $3.5 million, with approximately $0.4 million payable through December 31, 2023, approximately $1.4 million payable in each of the years 2024 and 2025, and $0.3 million thereafter. Refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements for more information.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2023, our debt bears fixed interest rates and we had no outstanding debt with variable interest rate. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2023, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Other than the above, there have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have completed claim construction briefing, and a claim construction hearing is set for November 9, 2023. Fact discovery is set to conclude on December 8, 2023 and expert discovery will be complete by April 19, 2024. A trial date has not yet been set in this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer

The following table reflects share repurchases of our common stock for the three months ended September 30, 2023.

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	144,756	$12.64	144,756	$40,140,644
August 1, 2023 to August 31, 2023	108,606	13.18	108,606	38,709,433
September 1, 2023 to September 30, 2023	603,388	12.76	603,388	31,009,211
Total	856,750	$12.79	856,750

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

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Amended and Restated Certificate of Incorporation	8-K	99.2	4/28/2016

3.2	Amended and Restated Bylaws, amended and restated as of January 1, 2023	8-K	3.1	1/4/2023

4.1	Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/2006

4.2	Indenture, dated as of January 4, 2013 by and between Theravance, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	1/25/2013

4.3	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)	8-K	4.2	1/25/2013

4.4	Indenture (including form of Note) with respect to Innoviva’s 2.5% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	8/7/2017

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020

4.6	Indenture (including form of Note) with respect to Innoviva’s 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022

10.1	Employee Offer Letter	8-K	10.1	8/25/2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

32*	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: November 1, 2023	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2023	/s/ Stephen Basso
Stephen Basso
Chief Financial Officer
(Principal Financial Officer)