Form 10-K
period 2023-12-31
Innoviva, Inc.
filed 2024-02-29
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 30, 2023 was $731,926,690. This calculation does not reflect a determination that persons are affiliates for any other purpose.

On February 14, 2024, there were 63,227,333 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

INNOVIVA, INC.

2023 Form 10‑K Annual Report

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

Important factors that we believe could cause actual results or events to differ materially from our forward‑looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, GIAPREZA®, XERAVA®, and XACDURO® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company's growth strategy and corporate development initiatives); the timing, manner, and amount of potential capital returns to shareholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; and projections of revenue, expenses and other financial items; the impact of the novel coronavirus (“COVID-19”); the timing, manner and amount of capital deployment, including potential capital returns to stockholders; and risks related to the Company’s growth strategy and risks discussed in “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in this Annual Report on Form 10‑K. Our forward‑looking statements in this Annual Report on Form 10‑K are based on current expectations as of the date hereof and we do not assume any obligation to update any forward‑looking statements on account of new information, future events or otherwise, except as required by law.

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

PART I

ITEM 1. BUSINESS

Overview

Innoviva, Inc. (“Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a company with a portfolio of royalties and innovative healthcare assets. We currently have three primary sets of assets: a royalty portfolio, operating assets in critical care and infectious disease, and other strategic healthcare assets.

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

We expanded our portfolio through the acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) on July 11, 2022 and the acquisition of La Jolla Pharmaceutical Company (“La Jolla”) on August 22, 2022. Our commercial and marketed products include GIAPREZA® (angiotensin II), approved in the United States (“U.S.”) to increase blood pressure in adults with septic or other distributive shock, and XERAVA® (eravacycline) approved in the U.S. for the treatment of complicated intra-abdominal infections in adults. On May 23, 2023, XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) and we commenced commercial sales of XACDURO® in the third quarter of 2023. Our development pipeline includes zoliflodacin, an investigational treatment for uncomplicated gonorrhea that reported positive data in a pivotal Phase 3 clinical trial on November 1, 2023. As such, we have a wholly owned robust critical care and infectious disease operating platform with a hospital focus anchored by three differentiated products with significant growth potential and a promising drug candidate.

In addition, we own other strategic healthcare assets, such as a large equity stake in Armata Pharmaceuticals, Inc., a leader in development of bacteriophages with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies.

Our focus on capital allocation and shareholder value maximization has led our company to a meaningful transformation, and 2023 was a significant transition year. In 2022 our financials contained royalty revenues from TRELEGY® ELLIPTA® which was divested mid-year in an economically accretive transaction. Additionally, our acquisition and integration of operating companies further changed the structure of our financials compared to prior years. Through these changes, we believe we are well-positioned to create significant long-term shareholder value.

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

Our Strategy

Our corporate strategy is currently focused on increasing stockholder value by, among other things, maximizing the potential value of our respiratory assets partnered with GSK, creating value through our critical care and infectious disease platform, optimizing our operations, and augmenting capital allocation. We continue to diversify our royalty management business through actively pursuing opportunistic acquisitions of promising companies and assets in the healthcare industry and enhancing the returns on our capital.

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
•
Atectura® Breezhaler® (indacaterol in combination with mometasone) marketed by Novartis
•
Trimbow® (a fixed-dose, twice daily combination of formoterol, beclomethasone and glycopyrronium) manufactured by Chiesi and indicated for use in COPD in the E.U.
•
Foster (beclomethasone dipropionate in combination with formoterol fumarate) manufactured by Chiesi and indicated for use in asthma and COPD outside the U.S.
•
Enerzair® Breezehaler® (a fixed-dose combination of indacaterol, mometasone and glycopyrronium) developed by Novartis as a triple therapy/single inhaler for the treatment of asthma and approved in the E.U., Canada, and Japan
•
Breztri® Aerosphere® (fixed dose combination of formoterol, glycopyrronium and budesonide) developed by AstraZeneca as a triple therapy single inhaler twice-daily medication for COPD and approved in the U.S. in July 2020
•
Nucala® (mepolizumab; an interleukin-5 antagonist monoclonal antibody) developed by GSK for add on maintenance treatment of severe asthma in patients 12 years and older and approved in the U.S. in June 2019
•
Xolair® (omalizumab, an anti-IgE antibody) developed by Genentech for patients 6 years of age and older with moderate to severe persistent asthma uncontrolled by inhaled corticosteroids and approved in 2003. Single-dose pre-filled syringes were approved by the FDA in September 2018
•
Cinqair® (anti-interleukin-5 monoclonal antibody for the add-on maintenance treatment of adults with severe asthma and an eosinophilic phenotype) marketed by TEVA Pharmaceutical Industries Ltd.
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

In addition, several firms have developed and launched new formulations of Advair/Seretide (salmeterol /fluticasone propionate) and Symbicort (formoterol fumerate/budesonide) which may be marketed as generics or branded generics relative to the existing products from GSK and AstraZeneca, respectively. All of these efforts represent potential competition for any of our partnered products. Efforts have intensified following the publication of FDA draft guidance for the approval of fully substitutable versions of Advair and Symbicort in late 2013 and mid-2015, respectively.

In general, these manufacturers are required to conduct a number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued a draft guidance document covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®.

Our Integrated Critical Care / Infectious Disease Assets

Commercial and Marketed Products

Our critical care and infectious disease portfolio was formed through the 2022 acquisitions of Entasis and La Jolla. It comprises three differentiated commercial stage products and a pipeline. The following table summarizes our commercial and marketed products:

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
(6)
U.S.: XACDURO is a co-packaged product containing sulbactam, a beta-lactam antibacterial and beta lactamase inhibitor, and durlobactam, a beta lactamase inhibitor, indicated in patients 18 years of age and older for the treatment of hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP), caused by susceptible isolates of Acinetobacter baumannii-calcoaceticus complex.

GIAPREZA® (angiotensin II)

GIAPREZA® (angiotensin II) injection is approved by the U.S. FDA as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. GIAPREZA is approved by the European Commission (“EC”) and by the Great Britain Medicines and Health Care Products Regulatory Agency (“MHRA”) for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. GIAPREZA mimics the body’s endogenous angiotensin II peptide, which is central to the renin-angiotensin-aldosterone system (“RAAS”), which in turn regulates blood pressure. GIAPREZA is marketed in the U.S. by La Jolla and is marketed in Europe and Great Britain by PAION Deutschland GmbH on behalf of La Jolla. PAION AG and PAION Deutschland GmbH (together and individually “PAION”) filed for insolvency in Germany on October 27, 2023 and the insolvency proceedings were opened on January 1, 2024. PAION announced on December 22, 2023 that it concluded negotiations with Humanwell Healthcare Group and entered into an agreement on the sale of the essential business operations of PAION AG and PAION Deutschland GmbH with the approval of the insolvency administrator in both procedures. La Jolla did not oppose the sale and is in discussions with the acquirer regarding the continued business relationship.

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

ATHOS-3 Primary Endpoint Results

Increase in Mean Arterial Pressure Response(1),(2)
80%
70%
60%
50%
40%
30%
20%
10%
0%
70%
p<0.0001
23%
GIAPREZA + SOC
(N=163)
Placebo + SOC
(N=158)

(1)
Charts, graphs and tables derived from FDA prescribing information
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

Positive Survival Trend Observed (N=321)(1),(2)

(1)
Charts, graphs and tables derived from FDA prescribing information

(2)
Khanna et al, New England Journal of Medicine 2017; 377:419–430
(3)
Patients were treated with either GIAPREZA or placebo, both in addition to background vasopressor therapy

The most common adverse reactions that were reported in greater than 10% of GIAPREZA-treated patients were thromboembolic events.

Adverse Reactions Occurring in ≥4% of Patients Treated with GIAPREZA and ≥1.5% More Often than in Placebo-treated Patients(1)

(1)
Charts, graphs and tables derived from FDA prescribing information
(2)
Including arterial and venous thrombotic events

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

cIAIs are the second most common source of severe sepsis in the ICU cIAIs are defined as consequences of perforations of the gastrointestinal tract that result in contamination of the peritoneal space.

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

IGNITE1 and IGNITE4 Primary Endpoint Results(1)

(1)
Charts, graphs and tables derived from FDA prescribing information
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

(1)
Charts, graphs and tables derived from FDA prescribing information
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

(1)
Charts, graphs and tables derived from FDA prescribing information
(2)
Comparators included ertapenem and meropenem for IGNITE1 and IGNITE4, respectively
(3)
Infusion site reactions include: catheter/vessel puncture site pain, infusion site extravasation, infusion site hypoaesthesia, infusion/injection site phlebitis, infusion site thrombosis, injection site/vessel puncture site erythema, phlebitis, phlebitis superficial, thrombophlebitis, and vessel puncture site swelling

XACDURO

XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) on May 23, 2023, and we commenced commercial sales of XACDURO® in the third quarter of 2023. XACDURO® is a novel IV antibiotic. The product is a combination of sulbactam, a β-lactam antibiotic, and durlobactam, a novel β-lactamase inhibitor (“BLI”) with broad spectrum β-lactamase coverage including Classes A, C and D, that was specifically developed for the treatment of a variety of serious infections caused by carbapenem-resistant Acinetobacter. We believe that XACDURO® is addressing a large unmet medical need in treating patients with serious Acinetobacter infections who prior to this launch have had few options for effective treatment.

Acinetobacter

Acinetobacter is a Gram-negative, opportunistic human pathogen that predominantly infects critically ill patients often resulting in severe pneumonia and bloodstream infections but also capable of infecting other body sites as well. Once thought to be mostly benign, Acinetobacter is now considered a global threat in the healthcare setting due in part to its ability to acquire multidrug resistance at rates not previously seen in other bacteria. In addition, Acinetobacter can remain viable for up to 100 days in dry conditions and easily spreads via air or water droplets, which explains why the pathogen can often be found in many locations in the intensive care unit, or ICU, including bedrails, bedside tables, monitors of mechanical ventilators, intravenous pumps, door handles, stethoscopes and many other locations. Of significant concern, one study reported greater than 98% of Acinetobacter isolates in an ICU from non-clinical sources, such as bedrails and door handles, were determined to be multidrug resistant.

Pneumonia and bloodstream infections caused by drug-resistant Acinetobacter can have mortality rates up to 50%. Antibiotic-resistance rates of Acinetobacter to current standard-of-care treatments are some of the highest reported, between 30% and 50% in the United States and greater than 90% in parts of Europe and Asia. Acinetobacter resistance to β-lactams is primarily driven by the expression of Class D β-lactamases, often in combination with Class A and/or Class C β-lactamases. There are currently no effective antibiotics specifically indicated for the treatment of multidrug-resistant Acinetobacter infections. Durlobactam is the first clinical-stage BLI with sufficient broad-spectrum activity against class A, C, and D β-lactamases to potentially restore the efficacy of β-lactam antibiotics against multidrug-resistant Acinetobacter.

Sulbactam, the β-lactam antibiotic used in XACDURO has superior microbiological potency against Acinetobacter compared to other β-lactam antibiotics based on in vitro and in vivo analyses. Historically, physicians used sulbactam to successfully treat Acinetobacter infections before development of broad β-lactamase mediated resistance rendered sulbactam on its own largely ineffective. We believe our data demonstrates that combining durlobactam with sulbactam can effectively restore the activity of sulbactam against multidrug-resistant strains of Acinetobacter.

Acinetobacter Treatment Trial Against Colistin (“ATTACK”)

We completed ATTACK, a Phase 3 registration trial of XACDURO for the treatment of patients with carbapenem-resistant Acinetobacter infections, with positive top-line data announced in October 2021 and published in The Lancet Infectious Diseases in May 2023. ATTACK enrolled 207 patients at 95 clinical sites in 16 countries. This was a two-part trial with Part A being the randomized, comparative portion (XACDURO vs colistin) in patients with documented Acinetobacter hospital-acquired bacterial pneumonia (HABP), ventilator-associated bacterial pneumonia (VAPB), ventilated pneumonia (VP), or bacteremia, and Part B being an open-labeled portion including Acinetobacter infections resistant to, or having previously failed colistin or polymyxin B treatment. Baseline Acinetobacter isolates tested were greater than 95% carbapenem resistant.

XACDURO met the primary efficacy endpoint of 28-day all-cause mortality compared to colistin in the CRABC m-MITT population of Part A. XACDURO mortality was 19.0% (12/63) compared to 32.3% (20/62) in the colistin arm (treatment difference of -13.2%; 95% CI: -30.0, 3.5). Similar trends were demonstrated in 28-day and 14-day all-cause mortality favoring XACDURO across all study populations evaluated to date. A statistically significant difference in clinical cure at Test of Cure (TOC) was observed with 61.9% in the XACDURO arm compared to 40.3% in the colistin arm (95% CI 2.9-40.3). In Part B, the 28-day all-cause mortality was 17.9% (5/28) and consistent with that observed in Part A.

Safety analyses from a total of 177 patients treated with XACDURO suggested that XACDURO was generally well-tolerated with a favorable safety profile compared to colistin. XACDURO met the primary safety objective with a statistically significant lower incidence of nephrotoxicity as measured by the RIFLE classification for acute kidney injury. XACDURO nephrotoxicity was 13.2% (12/91) versus 37.6% (32/85) in the colistin arm (p = 0. 0002). Overall adverse events (AEs) in the safety population were comparable between treatment groups with 87.9% (80/91) in the XACDURO arm vs. 94.2% (81/86) in the colistin arm in Part A, 89.3% (25/28) in Part B. Drug related AEs were 12.1% (10.7% in Part B) with XACDURO compared to 30.2% with colistin. The most common non-infectious AEs (≥10%) in the XACDURO arm were diarrhea (16.5%), allergic and hypersensitivity reactions (16.5%), anemia (13.2%) and hypokalemia (12.1%) in Part A. These AEs were also >10% in the colistin arm as was acute kidney injury.

ATTACK Study Design

Part A(1)
Patients with documented ABC infections (HABP/VABP/VP or BSI)
Part B(1) (Open Label)
Patients with infections caused by ABC not eligible for Part A (colistin-resistant or intolerant)
XACDURO (1g / 1g) q6h
+
IMI (1g / 1g) q6h
Colistin ((2.5mg/kg) q12h
+
IMI (1g / 1g) q6h
XACDURO (1g / 1g) q6h
+
IMI (1g / 1g) q6h
TOC
7 +/- 2 days after last dose
Late follow up
7 +/- 2 days after TOC
Survival assessed at Day 28

IMI=Imipenem; TOC=Test of cure; HABP=hospital acquired bacterial pneumonia; VABP=ventilator associated bacterial pneumonia; VP=ventilated pneumonia; BSI=blood stream infection; ABC=Acinetobacter baumannii-calcoaceticus complex

(1)
2-part study, Part A being the randomized, controlled portion of the study in patients with ABC HABP / VABP or bacteremia. Part B is the single-group portion of the study and includes ABC infections that are resistant to or have failed colistin or polymyxin B treatment, as detailed in the inclusion criteria. Part B is deemed as not relevant to the HABP / VABP indication

ATTACK Primary Endpoint Results(1)

Non-inferior to colistin on 28-day all-cause mortality

35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
28-Day all-cause mortality (%)
19.0%
32.3%
13.3% treatment difference
XACDURO + IMI
Colistin + IMI

Clinical cure rates at Test of Cure visit

Clinical cure rate
70.0%
60.0%
50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
61.9%
40.3%
21.6% treatment difference
XACDURO + IMI
Colistin + IMI

IMI=Imipenem

(1)
Charts, graphs and tables derived from FDA prescribing information. Kaye et al. Lancet Infect Dis. 2023 May 11:S1473-3099(23)00184-6

Selected Adverse Reactions Occurring at a Frequency of >5% in Trial 1(1)

(1)
Charts, graphs and tables derived from FDA prescribing information
(2)
Liver test abnormalities includes the following adverse reactions: liver function test abnormal, hepatic function abnormal, increased transaminases, ALT increased, and AST increased; Acute kidney injury includes the following adverse reactions: renal impairment, blood Cr increased, toxic nephropathy, renal failure and acute kidney injury.

All-cause mortality: Kaplan-Meier analysis of time to death by day 28(1)

(1)
Kaye et al. Lancet Infect Dis. 2023 May 11:S1473-3099(23)00184-6

Competition

GIAPREZA® competes with catecholamines (primarily norepinephrine), which are available as generics and inexpensive and typically used first line to treat distributive shock, and vasopressin, including Vasostrict® (Endo International plc) and vasopressin generic drugs, which are typically used second line. In the randomized, Phase 3 study ATHOS-3, GIAPREZA® demonstrated clinical benefit in patients who were not adequately responding to available vasopressors, including catecholamines and vasopressin. GIAPREZA®’s principal competition as a treatment in patients not adequately responding to available vasopressors is the use of these same vasopressors at increased doses. If we are unable to successfully change treatment practices, the commercial prospects for GIAPREZA® will be limited, and our business may suffer.

XERAVA® competes with a number of antibiotics that are currently marketed for the treatment of cIAI and other multidrug resistant infections, including: AVYCAZ (ceftazidime and avibactam, marketed by AbbVie Inc.); MERREM IV® (meropenem, marketed by AstraZeneca PLC); PRIMAXIN® (imipenem and cilastatin, marketed by Merck & Co., Inc.); RECARBRIO™ (imipenem, cilastatin, and relebactam, marketed by Merck & Co., Inc.); TYGACIL® (tigecycline, marketed by Pfizer Inc.); VABOMERE™ (meropenem and vaborbactam, marketed by Melinta Therapeutics, Inc.); ZERBAXA® (ceftolozane and tazobactam, marketed by Merck & Co., Inc.); ZOSYN® (piperacillin and tazobactam, marketed by Pfizer Inc.); and current and future generic versions of marketed antibiotics. If we are unable to successfully change treatment practices, the commercial prospects for XERAVA® will be limited, and our business may suffer.

XACDURO® competes with a number of antibiotics that are used to treat carbapenem-resistant Acinetobacter infections in the absence of other products indicated for these infections, including: FETROJA® (cefiderocol, marketed by Shionogi & Co., Ltd.), UNASYN® (ampicillin and sulbactam, marketed by Pfizer Inc.), colistin (polymyxin E), and other current and future generic versions of marketed antibiotics. There are at least two additional early-stage clinical programs developing investigational therapies for multidrug-resistant Acinetobacter infections. If we are unable to successfully change treatment practices, the commercial prospects for XACDURO® will be limited, and our business may suffer.

Regulatory Exclusivity

GIAPREZA®, XERAVA® and XACDURO® are New Chemical Entities (“NCEs”) approved by the U.S. FDA. In the U.S., NCEs approved by the FDA are eligible for market exclusivity under the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”), which can prevent the approval of generic versions of the NCE for 5 to 7.5 years from the date of the initial approval of the NCE. Specifically, the FDCA provides a 5-year period of marketing exclusivity within the U.S. to the applicant that gains approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (“ANDA”) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all of the data required for approval. However, an application may be submitted 4 years after the NDA approval of the NCE if it contains a certification of patent invalidity or non-infringement. Should the NDA holder commence litigation against the ANDA filer within 45 days of receipt of the certification notice, an automatic stay of the approval of any generic competition goes into effect until the earlier of: (i) 30 months from the receipt of the certification; or (ii) a court ruling of patent invalidity or non-infringement for the relevant patents. In the absence of a court ruling, the 30-month stay will be extended by such amount of time (if any) that is required for 7.5 years to have elapsed from the date of NDA approval of the NCE.

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

On March 22, 2023, La Jolla filed a First Amended Complaint in this litigation adding Gland’s marketing and distribution partners for its ANDA angiotensin II product, Fresenius Kabi USA LLC and Fresenius Kabi SwissBiosim GmbH (collectively, the “Fresenius Kabi Defendants”), as co-defendants. On April 7, 2023, La Jolla filed a Second Amended Complaint in response to the Second Notice Letter, adding claims that the manufacture, use, sale, offer for sale, or import of Gland’s ANDA angiotensin II product will infringe the ’559 Patent. On November 14, 2023, La Jolla filed a Third Amended Complaint adding additional infringement claims against the Fresenius Kabi Defendants. We intend to vigorously enforce our intellectual property rights relating to GIAPREZA®.

Fact discovery is set to conclude on February 29, 2024 and expert discovery will be complete by July 12, 2024. A trial date has not yet been set in this matter.

Under the Generating Antibiotic Incentives Now (“GAIN”) provisions of the FDA Safety and Innovation Act (“FDASIA”), the FDA may designate a product as a qualified infectious disease product (“QIDP”). In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections. We obtained a QIDP designation for the IV formulation of XERAVA® for cIAI in July 2013. Upon approving an application for a QIDP, the FDA will extend by an additional 5 years any non-patent marketing exclusivity period awarded, such as a 5-year exclusivity period awarded for an NCE. This extension is in addition to any pediatric exclusivity extension awarded. XERAVA® has been awarded this 5-year exclusivity under FDASIA.

Our Pipeline

The following table summarizes the status of our primary product candidate:

(1)
Global Antibiotic Research and Development Partnership (“GARDP”) fully funded the Phase 3 clinical trial and pharmaceutical development activities and has commercial rights in WHO defined low-income and specified middle-income countries. We have retained commercial rights in major markets in North America, Europe and Asia-Pacific

Zoliflodacin

Zoliflodacin is a late-stage product candidate, a potential single oral dose cure for the treatment of uncomplicated gonorrhea caused by the bacterial pathogen N. gonorrhoeae. Gonorrhea is an area of significant medical need and zoliflodacin is the only novel single dose treatment in development that provides a potential monotherapy oral alternative to intramuscular injections of ceftriaxone for the treatment of gonorrhea, including infections caused by drug-resistant strains. Zoliflodacin targets the validated mechanism of action of the fluoroquinolone class of antibiotics but does so in a novel manner to avoid existing fluoroquinolone resistance. In November 2023, we reported positive top-line data results of a pivotal Phase 3 trial. The study demonstrated statistical non-inferiority of microbiological cure at the urogenital site when compared to treatment with intramuscular infection of ceftriaxone and oral azithromycin, a current global standard of care regimen. This trial was initiated in 2019 in collaboration with GARDP, who funded all the Phase 3 clinical trial and pharmaceutical development costs and in return received commercial rights for zoliflodacin in WHO-defined low-income and select middle-income countries. We retained commercial rights in all other countries, including the major markets in North America, Europe and Asia-Pacific.

Gonorrhea

Uncomplicated gonorrhea is an N. gonorrhoeae infection of the urethra, cervix, pharynx or rectum, and is more common than complicated gonorrhea, which includes spread of the infection to other tissues and potentially the bloodstream. Gonorrhea can be associated with serious complications, including pelvic inflammatory disease, ectopic pregnancy and infertility, as well as an increased risk of human immunodeficiency virus, or HIV. Despite the continued use of effective antibiotics, it remains one of the most common sexually transmitted bacterial infections in the world with an estimated 82 million people worldwide infected each year, including over 1 million people each year in the United States. The occasional absence of symptoms, more frequent in women, is thought to be one reason for sustained levels of infection. Antibiotics remain the mainstay for treating uncomplicated gonorrhea caused by N. gonorrhoeae.

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

We believe that as resistance to ceftriaxone continues to grow both in the US and around the world, there is an increasing unmet medical need for drugs effective against resistant strains of N. gonorrhoeae and also for an oral therapy for those patients who cannot get an in-office intramuscular injection or prefer a more convenient option.

Completed Clinical Trials

Phase 3 registrational trial: We completed a global, multi-center Phase 3 registrational trial in collaboration with GARDP who conducted and funded all Phase 3 clinical trial and pharmaceutical development costs. The Phase 3 trial enrolled a total of 930 patients with uncomplicated gonorrhea, including women, adolescents, and people living with HIV, making it the largest clinical trial ever conducted for a new treatment against gonorrhea infection, with 16 trial sites in regions with a high prevalence of gonorrhea across five countries, including Belgium, the Netherlands, South Africa, Thailand, and the U.S. The trial compared a single, oral, 3g dose of zoliflodacin to a globally recognized standard of care regimen (500mg ceftriaxone IM plus 1g oral azithromycin) for the treatment of uncomplicated gonorrhea.

Zoliflodacin met the prespecified statistical test for non-inferiority when compared to ceftriaxone and oral azithromycin (5.31% (95%CI 1.38, 8.65%)). Non inferiority of zoliflodacin was demonstrated within the pre-specified margin of 12% and, furthermore, within the margin of 10% as specified in U.S. Food and Drug Administration guidance.

Phase 3 trial design

TOC=Test of Cure; IM=intra-muscular; CRO-AZI=ceftriaxone and azithromycin

Efficacy and safety results from Phase 3 trial(1)

Microbiological cure rate at test of cure visit
Zoliflodacin
Ceftriaxone + azithromycin
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
90.9%
96.2%
96.8%
100.0%
Micro-ITT population
Evaluable population
5.3% difference
95% CI: 1.4%, 8.7%
3.2% difference
95% CI: 1.1%, 5.1%

TEAE=Treatment emergent adverse event; CRO-AZI=ceftriaxone and azithromycin

(1)
Company data, published on November 6, 2023

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

Manufacturing

Manufacturing of RELVAR®/BREO® ELLIPTA® (FF/VI) and ANORO® ELLIPTA® (UMEC/VI) is performed by GSK.

We rely on third-party manufacturers to produce GIAPREZA®, XERAVA®, and XACDURO® and expect to continue to do so in the foreseeable future to meet our development and commercial needs. In all of our manufacturing agreements, we require that contract manufacturers produce active pharmaceutical ingredients (“APIs”) and drug products in accordance with the FDA’s current Good Manufacturing Practices (“cGMPs”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to GIAPREZA®, XERAVA® and XACDURO®. The long-term commercial success of GIAPREZA®, XERAVA® and XACDURO® will depend in part on the ability of our contract manufacturers to supply cGMP-compliant API and drug product without interruption.

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
•
FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include one or more protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

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

The Generating Antibiotic Incentives Now Act, or GAIN Act, is intended to provide incentives for the development of new QIDPs. A new drug that is designated as a QIDP after a request by the sponsor that is made before an NDA is submitted will be eligible, if approved, for an additional five years of exclusivity beyond any period of exclusivity to which it would have previously been eligible. In addition, a QIDP will receive priority review and qualify for a Fast Track designation. QIDPs are defined as antibacterial or antifungal drugs intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen or qualifying pathogens identified by the FDA. XERAVA® and XACDURO® have been designated by the FDA as a QIDP. Zoliflodacin has also been designated as a QIDP by the FDA for the treatment of uncomplicated gonorrhea.

Patent Term Restoration and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. As noted above, the Hatch-Waxman Amendments permit a patent restoration term of up to five years for a single patent for an approved product as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. We have applied for restoration of patent term for one U.S. Patent covering XERAVA® and, in the future, we may apply for restoration of patent term for other currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

As a result of the United Kingdom’s departure from the EU, if a company wishes to sell its products in the United Kingdom, it will need to seek and maintain appropriate national marketing authorizations. The TCA does not provide for wholesale mutual recognition of the regulatory regimes and so products exported from the UK to the EU must comply with the EU’s regulatory requirements. In the pharmaceutical context, this has had a number of implications. From January 31, 2020, the UK no longer participated in EU institutions and their decision-making, including approval decisions under the centralized procedure. Moreover, the movement of finished pharmaceutical products into the EU from the UK is treated as an import from a third country. Since the TCA does not provide for mutual recognition of batch testing and release, products must be quality control tested and released in the EU. However, the UK has unilaterally waived batch testing requirements for UK imports from the EU for products placed on the market prior to January 2023. It remains to be seen how these developments will impact regulatory requirements for product candidates and products in the United Kingdom.

Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all the approved products for a particular indication. For example, in the U.S. and most major foreign markets, drugs like GIAPREZA®, XERAVA® and XACDURO® that are administered in the hospital must be purchased by the hospital and generally are not reimbursed by third-party payors. Hospitals instead are reimbursed for patient cases based on patients’ diagnosed conditions under the U.S. Medicare diagnosis-related group (“DRG”) system or other like systems for non-Medicare patients in the U.S. and in most major foreign markets. Adoption of new drugs that are administered in the hospital generally occurs more slowly than adoption of new drugs that are taken on an outpatient basis, which generally are paid for by third-party payors.

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

Other Laws and Regulations

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the SEC and the regulations of the Nasdaq Capital Market, on which our shares of common stock are traded. We are also subject to various laws and regulations relating to safe working conditions, laboratory practices and the experimental use of animals.

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

GIAPREZA®

As of February 15, 2023, the licensed intellectual property portfolio relating to GIAPREZA® included 12 issued U.S. patents, 2 pending U.S. patent applications, 9 issued foreign patents and 12 pending foreign patent applications. The issued U.S. patents, and patents that may issue from the pending U.S. patent applications, will expire between 2029 and 2034, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign patent applications, will expire in 2034, absent any disclaimers, extensions, or adjustments of patent term.

As of February 15, 2023, the intellectual property portfolio relating to GIAPREZA® also included 4 issued U.S. patents, 6 pending U.S. patent applications, 8 issued foreign patents and 10 pending foreign patent applications. The issued U.S. patents, and patents that may issue from the pending U.S. patent applications, will expire between 2034 and 2040, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign patent applications, will expire between 2034 and 2037, absent any disclaimers, extensions, or adjustments of patent term.

XERAVA®

As of February 15, 2023, we owned 2 issued U.S. patents, 1 pending U.S. patent application, 17 issued foreign patents and 4 pending foreign patent applications relating to XERAVA®. The issued U.S. patents, and the patent that may issue from the pending U.S. patent application, will have an expiration date of August 7, 2029, absent any disclaimers, extensions, or adjustments of patent term. The term of 1 of the U.S. patents has received 508 days of patent term adjustment. The foreign patents, and patents that may issue from the pending foreign applications, will likewise have an expiration date of August 7, 2029, absent any disclaimers, extensions, or adjustments of patent term.

As of February 15, 2023, we also filed applications for Supplementary Protection Certificates based on European Patent No. 2323972 covering the composition of matter and use of XERAVA®. Some applications have been granted and others are pending.

In addition, as of February 15, 2023, we also owned 2 issued U.S. patent, 1 pending U.S. patent application, 2 granted foreign patents and 9 pending foreign patent applications that relate to crystalline forms of eravacycline, any U.S. patent that may issue from the pending patent application will expire in 2037 absent any disclaimers, extensions, or adjustments of patent term. Likewise, any foreign patents that may issue from the pending foreign patent applications will expire in 2037. We also owned 7 issued U.S. patents, 1 pending U.S. patent application, 39 issued foreign patents and 12 pending foreign patent applications relating to other tetracycline-related intellectual property.

XACDURO®

As of February 15, 2023, we owned 4 issued U.S. patents, 115 issued foreign patents and 5 pending foreign patent applications (of which 1 is allowed) relating to XACDURO®. The issued U.S. patents have an expiration date of April 2, 2033 and November 17, 2035, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign applications, will likewise have an expiration date of April 2, 2033 and November 17, 2035, absent any disclaimers, extensions, or adjustments of patent term.

	United States			Foreign
Description	Issued	Pending	Expiration	Issued	Pending	Expiration
GIAPREZA®	16	8	2029 - 2040	17	22	2034 - 2037
XERAVA®	4	2	2029 - 2037	19	13	2029 - 2037
XACDURO®	4	0	2033 - 2035	115	5	2033 - 2035
Other	7	1	2029 - 2037	39	12	2039 - 2037

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

Human Capital

As of December 31, 2023, we had 112 employees, all of whom were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we consider our relations with our employees to be good. We also hire consultants and contract with third parties, as needed, to provide additional resources to support our business activities.

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

Environmental, Social and Governance

The management team and Board of Directors are keenly aware of the importance of environmental, social and governance issues, and the Company’s need to conduct business with high standards. Our mission as an organization is to be patient-centric and develop innovative treatments to find solutions for patients suffering from rare and underserved diseases.

We collectively believe that pursuing an environmental, social and governance agenda serves the interests of all of our stakeholders, which includes our stockholders. Our employees, partners, and investors expect us to honor our values and take action to promote a more equitable and sustainable world for future generations.

As we further build our organization behind our portfolio of royalties and innovative healthcare assets, we intend to strive to understand the perspectives of the diverse clients and communities we will serve, and as such, we are intensifying our efforts to drive diversity and inclusion and a culture of belonging throughout our organization. We will strive to comply with all applicable environmental laws, regulations and policies concerning environmental protection in all our business activities and in the selection of partners we choose to work with. We are committed to strengthening our local community by contributing through volunteerism and will continue, as we have been doing, to provide donations to parties we believe will support our goal of improving patient health and well-being. We are also committed to good corporate governance. All of our employees, officers and directors must conduct themselves according to the language and spirit of our Code of Conduct, and our Board of Directors is dedicated to providing effective corporate oversight including through oversight committees such as the Nominating and Governance Committee, the Audit Committee and the Compensation Committee. As our Company grows, we will continue to integrate policies and programs that further foster this effort.

Information about our Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of February 29, 2024:

Name	Age	Positions Held
Pavel Raifeld	40	Chief Executive Officer
Stephen Basso	58	Chief Financial Officer
Marianne Zhen	55	Chief Accounting Officer

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

Stephen Basso was appointed Chief Financial Officer of the Company in August 2023. Prior to joining Innoviva, Mr. Basso served as the Chief Financial Officer and Chief Operating Officer at Cybrexa Therapeutics and has held a variety of financial leadership positions at Inozyme Pharma, Alexion Pharmaceuticals and Pfizer. He received a BS in business from Providence College and an MBA from Boston College.

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

Code of Business Conduct

The Company has adopted the Innoviva, Inc. Code of Business Conduct that applies to all directors, officers and employees. The Code of Business Conduct, as amended through January 24, 2023, is available on the corporate governance section of our website at www.inva.com. If the Company makes any substantive amendments to the Code of Business Conduct or grants a waiver from any provision of such code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver, as required by applicable law.

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

•
We rely on collaborations with third parties for the development of both our product and commercial candidates, and we may seek additional collaborations in the future. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product or commercial candidates.
•
Even if any of our product candidates receives marketing approval, such product candidate may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•
Our operations could be disrupted by failure of our information systems or cyber-attacks.
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

Our quarterly royalty revenues may fluctuate due to a variety of factors, many of which are outside of our control. The amount of royalties and milestone payments, if any, we receive will depend on many factors, including but not limited to the following:

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
•
reprioritization of GSK’s commercial efforts on other products owned by GSK, which are not partnered with us;
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

The continuing efforts of governments, pharmaceutical benefit management organizations (“PBMs”), insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care has adversely affected the price, market access, and total revenues of RELVAR®/BREO® ELLIPTA®, and ANORO® ELLIPTA® and may continue to adversely affect them in the future. These organizations, together with governments, have increasingly imposed utilization management tools favoring the use of generic products. As these practices expand, we may face difficulty in obtaining or maintaining timely or adequate pricing or formulary placement of our products. In addition, we have experienced and expect to continue to experience increased competitive activity, which has resulted in lower overall prices for our products.

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

We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Code. Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. We have conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2023 and concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. Subsequent changes in our ownership or sale of our stock could have the effect of limiting the use of our net operating losses in the future. There may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Pharmaceutical research and development are very costly and highly uncertain; we may not succeed in developing, licensing, or acquiring commercially successful products.

There are many difficulties and uncertainties inherent in pharmaceutical research and development, the introduction of new products, and business development activities to enhance our product pipeline.

There is a high rate of failure inherent in new drug discovery and development. Failure can occur at any point in the process, including in later stages after substantial investment. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain or maintain necessary regulatory approvals or payer reimbursement or coverage, the application of pricing controls, limited scope of approved uses, label changes, changes in the relevant treatment standards or the availability of new or better competitive products, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Regulatory agencies establish high hurdles for the efficacy and safety of new products and indications. Delays, uncertainties, unpredictability, and inconsistencies in drug approval processes across markets and agencies can result in delays in product launches, lost market opportunity, potential impairment of inventories, and other negative impacts. In addition, it can be very difficult to predict revenue growth rates of or variability in demand for new products and indications.

We cannot state with certainty when or whether our products now under development will be approved or launched; whether, if initially granted, such approval will be maintained; whether we will be able to develop, license, or otherwise acquire additional product candidates or products; or whether our products, once launched, will be commercially successful.

Failure to successfully develop and market new products in the short term or long term would have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects.

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

As of December 31, 2023, we had $453.5 million in total debt outstanding, comprised primarily of $192.5 million in principal outstanding under our convertible senior notes due 2025 (the “2025 Notes”) and $261.0 million in principal outstanding under our convertible notes due 2028 (the “2028 Notes”) (the 2025 Notes and 2028 Notes, hereinafter, the “Notes”). The Notes are unsecured debt and, with the exception of the 2028 Notes, are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us.

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

To continue to commercialize our products, and advance the research, development, and commercialization of additional modalities, indications, and product candidates, we have expanded, and may need to further expand, our workforce. Our failure to compete effectively for talent could negatively affect sales of our current and any future approved products, and could result in material financial, legal, commercial, or reputational harm to our business.

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

We may experience numerous unforeseen events prior to, during, or because of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including but not limited to:

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

We have chosen to devote a substantial amount of our effort on the continued clinical testing and potential regulatory approval of our product candidates. However, an element of our strategy may include the development of novel product candidates in other therapeutic areas. Our efforts to identify and develop product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including but not limited to the following:

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

For instance, patients involved in our clinical trials are often in the hospital setting and the decision to participate can be made by the caregiver or doctor. Accordingly, seeking consent for patient participation may become difficult when the family and/or the patient may not be available to consider participation in a clinical trial and the providers/investigators seeking the consent often have no established relationship with the family or patient. In addition, some of our competitors have ongoing clinical trials to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. If we are not successful at enrolling patients in one clinical trial, it may affect when we are able to initiate the next clinical trial, which could result in significant delays in our efforts to pursue regulatory approval of and commercialize our product candidates. Patient enrollment is affected by other factors including but not limited to:

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

Additionally, if any of our product candidates receive marketing approval, regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication, or the adoption of a REMS program to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the drug for distribution to patients and a communication plan to health care practitioners, and/or significant restrictions on distribution or use of the drug. Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several potentially significant negative consequences could result, including but not limited to:

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

Our operations could be disrupted by failure of our information systems or cyber-attacks.

Our operations could be disrupted if our information systems fail, if we are unsuccessful in implementing necessary upgrades, or if we are subject to cyber-attacks. Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems and our other information technology. We collect and maintain information, which includes confidential and proprietary information as well as personal information regarding our employees, in digital form. Data maintained in digital form is subject to risk of cyber-attacks, which are increasing in frequency and sophistication. Cyber-attacks could include the deployment of harmful malware, viruses, worms, and other means to affect service reliability and threaten data confidentiality, integrity and availability. Despite our efforts to monitor and safeguard our systems to prevent data compromise, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering, and theft remain. A failure of our systems, or an inability to successfully expand the capacity of these systems, or an inability to successfully integrate new technologies into our existing systems could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

The Company and its vendors’ sophisticated information technology operations are spread across multiple, sometimes inconsistent, platforms, which pose difficulties in maintaining data integrity across systems. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional or improper dissemination or destruction of confidential information stored in the Company’s systems.

Additionally, the California Consumer Privacy Act (“CCPA”) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Having gone into effect January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.

Any breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business and reputational harm to the Company and could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

Increased scrutiny of our environmental, social or governance responsibilities will likely result in additional costs and risks and may adversely impact our reputation, employee retention and willingness of customers and suppliers to do business with us.

There is an increasing focus from certain customers, consumers, employees and other stakeholders concerning environmental, social and governance (“ESG”) matters, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.

The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. The disclosure frameworks we choose to align with, if any, may change from time-to-time and may result in a lack of consistent or meaningful comparative data from period to period. Ensuring there are systems and processes in place to comply with various ESG tracking and reporting obligations will require management time and expense. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or be perceived to fail, in our achievement of such initiatives or goals, or fail in fully and accurately reporting our progress on such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

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

We rely on collaborations with third parties for the development of both our product and commercial candidates, and we may seek additional collaborations in the future. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product or commercial candidates.

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

Our collaborations and any future collaborations we might enter into may pose a number of risks, including but not limited to:

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

Collaboration agreements may not lead to development or successful commercialization of product or commercial candidates in the most efficient manner or at all. If a present or future collaborator were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

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

Even if we can establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including but not limited to:

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

Even if we obtain approvals from the FDA, the EMA or other comparable regulatory agencies and can initiate commercialization of a product candidate we develop, the product candidate may not achieve market acceptance among physicians, patients, hospitals, including pharmacy directors, and third-party payors and, ultimately, may not be commercially successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including but not limited to:

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

Regulation of generic and biosimilar products varies around the world and such regulation is complex and subject to ongoing interpretation and implementation by regulatory agencies and courts. Particularly for biosimilars, health authority guidelines and legislative actions could make it less burdensome for competitor products to enter the market and further incentivize uptake of biosimilars. In the U.S., the FDA has issued several "interchangeability" designations for biosimilar products, and is expected to continue doing so in the future. These designations could – subject to state law requirements – enable pharmacies to substitute biosimilars for innovator biological products.

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

Counterfeit versions of our products could harm our patients and have a negative impact on our revenues, earnings, reputation and business.

Our industry continues to be challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the Internet. Third parties may illegally distribute and sell counterfeit versions of our products. To distributors and patients, counterfeit products may be visually indistinguishable from the authentic version. Counterfeit medicines pose a risk to patient health and safety because of the conditions under which they are manufactured - often in unregulated, unlicensed, uninspected and unsanitary sites - as well as the lack of regulation of their contents.

The industry’s failure to mitigate the threat of counterfeit medicines could adversely impact our business and reputation by impacting patient confidence in our authentic products, potentially resulting in lost sales, product recalls, and an increased threat of litigation. In addition, diversion of our products from their authorized market into other channels may result in reduced revenues and negatively affect our profitability.

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

We or our collaborators may seek regulatory approval for our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including but not limited to:

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

Risks Related to Managing Our Growth

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

In connection with our acquisition of Entasis and La Jolla, we have integrated the research and development, commercial operations and personnel into our existing infrastructure. If there are unexpected difficulties in our integration of these acquired businesses, the anticipated benefits of the transaction may not be realized or may take longer to realize than expected. The anticipated benefits of the acquisition could be materially reduced by a number of factors, including but not limited to the following:

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

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses, as deemed appropriate to carry out our business plan. Any potential acquisition or strategic collaboration may entail numerous risks, including but not limited to:

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

Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including but not limited to:

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

General Risks Factors

Unfavorable global economic conditions, whether brought about by material global crises, health epidemics, military conflicts or war, geopolitical and trade disputes or other factors, may adversely affect our business and financial results.

Our business is sensitive to global economic conditions, which can be adversely affected by epidemics and other public health crises, political and military conflict, trade and other international disputes, significant natural disasters (including as a result of climate change) or other events that disrupt macroeconomic conditions. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers.

Further, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and Israel and Palestine) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.

Additionally, the operations of our suppliers and manufacturers may be located in areas that are prone to earthquakes, wildfires and other natural disasters. Such operations and facilities are also subject to the risk of interruption by drought, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health crises, and other events beyond the Company’s control. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Such events can create delays or interruptions to the Company’s development efforts and inefficiencies in the Company’s supply and manufacturing chain. Significant delays in our development efforts could materially impact our ability to obtain regulatory approval and to commercialize our products.

Any public health crisis may affect our operations and those of third parties on which we rely, including our business partners and suppliers. The COVID-19 pandemic has had an adverse impact on the global economy, including as a result of impacts associated with protective health measures that we, other businesses and governments are taking or might have to take again in the future to manage the pandemic.

Without limiting the foregoing, we have experienced and/or may in the future experience:

•
delays in receiving authorization from regulatory authorities to initiate any planned clinical trials, inspections, reviews and approvals of products;
•
delays or difficulties enrolling patients in our clinical trials;
•
delays in or disruptions to the conduct of preclinical programs and clinical trials;
•
constraints on the movement of products and supplies through the supply chain, which can disrupt our ability to conduct clinical trials and develop our products;
•
price increases in raw materials and capital equipment, as well as increasing price competition in our markets;
•
adverse impacts on our workforce and/or key employees; and
•
increased risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations.

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

The outbreak of COVID-19 has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The Company is closely monitoring developments related to the COVID-19 pandemic to assess its impact on the Company’s business. It is possible that an extended period of global supply chain and economic disruption resulting from the COVID-19 pandemic could materially affect our results of operations and financial condition.

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

Our investment into the Partnership, managed by Sarissa Capital, could subject us to various risks and uncertainties, any of which could impact our investment results and could materially and adversely affect our business, financial condition and results of operations.

Historically, we have invested our cash reserves in short-term investments and marketable securities, primarily corporate notes, government securities, government agencies, and commercial papers. On December 11, 2020, we entered into the Partnership Agreement and invested $300 million of our cash reserves to be managed by Sarissa Capital as the investment manager to the Partnership.

While we expect that a portion of our revenues will continue to be derived from our royalty management business and the sales of our products, as a result of this investment, we may derive a material portion of our income from assets managed by Sarissa Capital. The investment strategy of Sarissa Capital will focus on a concentrated portfolio of “long” positions in publicly or privately traded securities (debt or equity) and derivatives of, and other financial instruments related to, each of the foregoing, specifically in the areas of healthcare, pharmaceuticals and biotechnology. The risks associated with this investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies or other low-yield strategies.

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

Under the terms of the Partnership Agreement, subject to limited exceptions, we are able to make annual withdrawals subject to 25% gating provision such that we would receive our entire account in the Partnership over four fiscal quarters. Therefore, we are limited in our ability to obtain liquidity with respect to those funds and are further subjects to market fluctuations with respect thereto, particularly given the expected concentrated nature of the Partnership’s portfolio.

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

The price of our securities has been volatile and may continue to be so. Between January 1, 2023 and December 31, 2023, the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market varied between $10.64 and $16.43 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct risk assessments to identify cybersecurity threats at least annually, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote internal and external resources and designate high-level personnel to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, legal, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage internal auditors and other third parties in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

During the year ended December 31, 2023, we did not identify any risks from known cybersecurity threats, including because of any prior cybersecurity incidents, that have materially affected us. However, in the future, we may face certain ongoing cybersecurity risks or threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Our operations could be disrupted by failure of our information systems or cyber-attacks.”

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our executive team, primarily consisting of Chief Accounting Officer, Chief Financial Officer, and Chief Executive Officer, in conjunction with our information security team and third-party consultants, is primarily responsible in assessing and managing our material risks from cybersecurity threats. The qualifications of our executive and information security teams include a combination of formal education, current trainings and certifications in systems, network, and cybersecurity and over 50 years of combined experience in information technology and cybersecurity matters.

They oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which the executive team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following:

•
They provide briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.
•
In addition, they provide briefings of any significant cybersecurity matters to the board of directors as well as an annual update of cybersecurity risks and activities.

ITEM 2. PROPERTIES

Our headquarters consist of a lease of 2,111 square feet of office space in Burlingame, California, which expires in December 2027. Our other material leased property is a combination of office space and laboratory facility of approximately 20,000 square feet located in Waltham, Massachusetts, which expires in December 2025. We believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary.

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

Holders

As of February 14, 2024, there were 63 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.3

Dividends

We have not paid any cash dividends on our common stock since September 30, 2015. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, our ability to declare dividends may be limited by restrictive covenants contained in any of our existing or future indebtedness.

Securities Authorized for Issuance Under Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans: See Part III, Item 12 of this Form 10-K for additional information required.

Purchases of Equity Securities by the Issuer

The following table reflects share repurchases of our common stock for the three months ended December 31, 2023:

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 31, 2023	556,406	$13.07	556,406	$23,131,237
November 1, 2023 to November 30, 2023	287,723	13.61	287,723	19,215,246
December 1, 2023 to December 31, 2023	277,706	15.14	277,706	15,011,394
Total	1,121,835	$13.72	1,121,835

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2018 and ending on December 31, 2023, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the Nasdaq S&P Small Cap 600 Pharma Index and (iii) the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 31, 2017 in each of (1) our common stock, (2) the Nasdaq Composite Index, (3) the Nasdaq S&P Small Cap 600 Pharma Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Innoviva, Inc., the Nasdaq Composite Index, Nasdaq Biotechnology Index, and Nasdaq S&P Small Cap 600 Pharma Index.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
INVA TR
NASDAQ Composite TR
NASDAQ Biotechnology Index TR
S&P SmallCap 600 Pharma TR

* $100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.

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

Management Overview

Innoviva, Inc. (and where context requires, together with its subsidiaries referred to as “Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a company with a portfolio of royalties and innovative healthcare assets. We currently have three primary sets of assets: a royalty portfolio, operating assets in critical care and infectious disease, and other strategic healthcare assets.

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

We expanded our portfolio through the acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) on July 11, 2022 and the acquisition of La Jolla Pharmaceutical Company (“La Jolla”) on August 22, 2022. Following the acquisitions, our commercial and marketed products include GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock, and XERAVA® (eravacycline) approved for the treatment of complicated intra-abdominal infections in adults. Our new commercial and marketed product, XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) on May 23, 2023 for the treatment of hospital-acquired and ventilator-associated pneumonias caused by Acinetobacter in adults. We commenced commercial sales of XACDURO® in the third quarter of 2023. Our development pipeline includes zoliflodacin, an investigational treatment for uncomplicated gonorrhea that reported positive data in a pivotal Phase 3 clinical trial on November 1, 2023. As such, we have a wholly owned robust critical care and infectious disease operating platform with hospital focus.

In addition, we own other strategic healthcare assets, such as a large equity stake in Armata Pharmaceuticals (“Armata”), a leader in development of bacteriophage with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies.

Our focus on capital allocation and shareholder value maximization has led our company to a meaningful transformation, and 2023 was a significant transition year. In 2022 our financials contained royalty revenues from TRELEGY® ELLIPTA® which was divested mid-year in an economically accretive transaction. Additionally, our acquisition and integration of operating companies further changed the structure of our financials compared to prior years. Through these changes, we believe we are well-positioned to create significant long-term shareholder value.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets partnered with GSK, commercializing our marketed products, developing of our product candidates, optimizing capital allocation, and providing for certain essential reporting and management functions of a public company. As of December 31, 2023, we had 112 employees.

Financial Highlights

•
Royalty revenue: Fourth quarter 2023 gross royalty revenue from GSK was $69.6 million and full year was $252.7 million, compared to $54.7 million for the fourth quarter of 2022 and $253.4 million for the full year 2022.

•
Net Product Sales: Fourth quarter 2023 net product sales and license revenue were $19.7 million, which included $13.1 million from GIAPREZA®, $5.2 million from XERAVA®, and $1.4 million from XACDURO®, compared to $14.6 million for the fourth quarter of 2022. Full year 2023 net product sales and license revenue was $71.6 million, which included $41.3 million from GIAPREZA®, $17.3 million from XERAVA®, $2.0 million from XACDURO®, and $11.0 million in milestone payments from our partners.
•
Equity and long-term investments: Fourth quarter and full year 2023 change in fair values of equity and long-term investments of $25.5 million and $88.5 million, respectively, was primarily attributable to Armata share price appreciation.
•
Net income: Fourth quarter 2023 net income was $61.5 million, or $0.97 basic per share, compared to a net loss of $68.3 million, or $(0.98) basic per share, for the fourth quarter 2022, driven primarily by higher revenue and positive impact of change in fair values of equity. Full year 2023 net income was $179.7 million, or $2.75 basic per share, compared to net income of $213.9 million, or $3.07 basic per share, for the full year 2022.
•
Share repurchase: During the fourth quarter 2023, Innoviva repurchased 1,121,835 shares of its outstanding common stock for $15.4 million. During the year 2023, Innoviva repurchased 6,173,565 shares of its outstanding common stock for $76.5 million. Approximately $15 million of the authorized program remains outstanding as of year-end.
•
Cash and cash equivalents: Totaled $193.5 million. Royalty and net product sales receivables totaled $84.1 million as of December 31, 2023.

Key 2023 R&D Highlights

•
Zoliflodacin: potential first-in-class oral antibiotic to treat uncomplicated gonorrhea
o
In November 2023, in collaboration with The Global Antibiotic Research & Development Partnership (GARDP), Innoviva announced that zoliflodacin, a first-in-class antibiotic, met its primary endpoint in a global pivotal phase 3 clinical trial for the treatment of uncomplicated gonorrhea. The Company expects a New Drug Application to be submitted to the U.S. FDA in the next twelve months.
•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use: targeted antibacterial for HABP/VABP caused by Acinetobacter
o
In May 2023, the U.S. Food and Drug Administration (FDA) approved XACDURO® for use in patients 18 years of age and older for the treatment of hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Acinetobacter baumannii-calcoaceticus complex.
o
Earlier in May, The Lancet Infectious Diseases published detailed results from the pivotal Phase 3 ATTACK trial of sulbactam-durlobactam.

Update on Strategic Healthcare Assets

•
Our portfolio of strategic assets under the Company’s various subsidiaries was valued at $561.0 million as of December 31, 2023. In fourth quarter 2023, Innoviva invested an additional $5.0 million in one of our assets, Gate Neurosciences, to support its strategy of developing next generation targeted CNS therapies.

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

As a result of the launch and approval of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® in the U.S., Japan and Europe, in accordance with the LABA Collaboration Agreement, we paid approval and launch milestone payments to GSK totaling $220.0 million during the year ended December 31, 2014. Although we have no further milestone payment obligations to GSK pursuant to the LABA Collaboration Agreement, we continue to have ongoing commercialization activities under the LABA Collaboration Agreement, including participation in the joint steering committee that are expected to continue over the life of the agreement. The milestone fees paid to GSK were recognized as capitalized fees, which are being amortized over their estimated useful lives commencing upon the commercial launch of the products.

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

Strategic Partnership with Sarissa Capital

Strategic Advisory Agreement

On December 11, 2020, we entered into a Strategic Advisory Agreement (the “Services Agreement”) with Sarissa Capital Management LP (“Sarissa Capital”), pursuant to which Sarissa Capital provides a variety of strategic services to us in order to assist us in the development and execution of our acquisition strategy. The services are provided free of charge to us. Sarissa Capital is considered to be a related party due to its investment in Innoviva’s common stock and its representation on our board of directors.

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

In May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to Innoviva for a strategic repurchase of Innoviva common shares held by GSK. On March 30, 2022, Strategic Partners made an additional capital contribution of $110.0 million to the Partnership pursuant to the letter agreement entered into between Strategic Partners, the Partnership and Sarissa Capital Fund GP LP on May 20, 2021. The capital contribution is subject to a 36-month lock-up period from the contribution date.

The lock-up period for our initial contribution of $190.0 million expired in December 2023. Strategic Partners did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years.

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

Capitalized Fees Paid

We review our Capitalized Fees for impairment on a product‑by‑product basis for each major geographic area when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of Capitalized Fees is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We derive the required cash flow estimates from near‑term forecasted product sales and long‑term projected sales in the corresponding market. Based upon our analyses of past, current and future sales and trends, there have been no indicators of impairment and no impairment charges have been recorded on the Capitalized Fees as of December 31, 2023.

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

Equity and Long-Term Investments

Our investments in Armata include a convertible note (the “Armata Convertible Note”) and a term loan (the “Armata Term Loan”), both of which are classified as Level 3 financial instruments. The Armata Convertible Note is measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. We measure the Armata Term Loan at fair value using an income approach based on the discounted value of expected future cash flows.

Our Level 3 financial instruments include the Gate Neurosciences Inc. (“Gate”) convertible promissory note and private placement positions held by ISP Fund LP as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies. We measure the Gate convertible promissory note at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised. Valuations models applied for the private placement positions held by ISP Fund LP may include the Black-Scholes-Merton pricing model, the Monte Carlo simulation model and other applicable valuation models. Key assumptions involve inputs to the Black-Scholes-Merton pricing model, probability rates of certain events and scenarios applied in the Monte Carlo simulation model and discount rates, as appropriate. The Monte Carlo simulation model also incorporates assumptions made based on transaction details such as the security’s stock price, the expected term, maturity, risk-free interest rates and dividend yield, as well as volatility.

We also hold preferred stock warrants in InCarda Therapeutics Inc. (“InCarda”), a privately held, clinical-stage biopharmaceutical company. The preferred stock warrants are classified as Level 3 financial instruments and recorded at fair value subject to remeasurement at each balance sheet date. We use the Black-Scholes-Merton pricing model to estimate the fair value of the warrants with the following input assumptions: the exercise price of the warrants, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of its public peer companies. As of December 31, 2023, the fair value of these warrants was minimal.

Factors Affecting Comparability

Our historical financial condition and results of operations for the periods presented may not be comparable, either between periods or going forward due to the factors described below.

•
Adoption of Accounting Standards Update (“ASU”) 2020-06 effective January 1, 2022;
•
Accounting consolidation of Entasis on February 17, 2022 and purchase of remaining minority interest in Entasis on July 11, 2022;
•
Sale of our 15% ownership interest in TRC on July 20, 2022; and
•
Acquisition of La Jolla on August 22, 2022.

Refer to Note 12, “Debt”, to the Consolidated Financial Statements for more information related to the adoption of ASU 2020-06. Refer to Note 5, “Consolidated Entities and Acquisitions”, to the Consolidated Financial Statements for more information related to our acquisitions of Entasis and La Jolla and the sale of our ownership interest in TRC.

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2023		2022
(In thousands)	2023	2022	2021	$	%	$	%
Royalties – RELVAR/BREO	$208,042	$215,034	$234,066	$(6,992)	(3)%	$(19,032)	(8)%
Royalties – ANORO	44,627	38,405	44,935	6,222	16%	(6,530)	(15)%
Royalties – TRELEGY	—	72,029	126,688	(72,029)	(100)%	(54,659)	(43)%
Total royalties	252,669	325,468	405,689	(72,799)	(22)%	(80,221)	(20)%
Less: amortization of capitalized fees paid	(13,823)	(13,823)	(13,823)	—	*	—	*
Total net royalty revenue	$238,846	$311,645	$391,866	$(72,799)	(23)%	$(80,221)	(20)%

* Not Meaningful

Total royalty revenue, net, decreased to $238.8 million for the year ended December 31, 2023, compared to $311.6 million for the year ended December 31, 2022. The decrease in total net royalty revenue was primarily due to the sale of our ownership interest in TRC, which received royalties stemming from sales of TRELEGY® ELLIPTA®.

Total royalty revenue, net, decreased to $311.6 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease in total net royalty revenue was primarily due to the sale of our ownership interest in TRC, which received royalties stemming from sales of TRELEGY® ELLIPTA®. Royalties for RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA® decreased due to pricing pressures in the U.S. market and foreign currency rate changes.

Net Product Sales

Net product sales for the year ended December 31, 2023 was $60.6 million, consisting of net sales of GIAPREZA®, XERAVA® and XACDURO® for $41.3 million, $17.3 million, and $2.0 million, respectively. We derived approximately 91% of our net product sales for the same period from customers located in the U.S. and 9% from the rest of the world.

Net product sales we recognized from the date of acquisition of La Jolla, which occurred on August 22, 2022, to December 31, 2022 was $19.7 million, consisting of net sales of GIAPREZA® and XERAVA® for $14.2 million and $5.5 million, respectively. We derived approximately 96% of our net product sales for the same period from customers located in the U.S. and 4% from the rest of the world.

License Revenue

We recognized $8.0 million in license revenue for the year ended December 31, 2023 as a result of achievement of a regulatory milestone under our license agreement with Everest. We also recognized $3.0 million in license revenue as a result of achievement of a regulatory milestone under our license and collaboration agreement with Zai Lab.

Research & Development

Research and development expenses, as compared to the prior year period, were as follows:

				Change
	Year Ended December 31,			2023		2022
(In thousands)	2023	2022	2021	$	%	$	%
Research and development	$33,922	$41,432	$576	$(7,510)	(18)%	$40,856	*

* Not Meaningful

Research and development expenses consisted of the following:

				Change
	Year Ended December 31,			2023		2022
(In thousands)	2023	2022	2021	$	%	$	%
External services	$20,051	$24,666	$576	$(4,615)	(19)%	$24,090	*
Compensation and related personnel costs	10,081	13,863	—	(3,782)	(27)%	13,863	*
Facilities related	2,483	2,255	—	228	10%	2,255	*
Other	1,307	648	—	659	102%	648	*
Total research and development expenses	$33,922	$41,432	$576	$(7,510)	(18)%	$40,856	*

* Not Meaningful

Research and development expenses for the year ended December 31, 2023 were mainly attributable to our product development efforts for XACDURO®. Research and development expenses for the year ended December 31, 2022 were mainly attributable to product development efforts of Entasis that we recognized from February 17, 2022. Research and development expenses for the year ended December 31, 2023 decreased compared to the same period in 2022 primarily due to the FDA approval of XACDURO® in May 2023 and resource reallocation from the research development function to general and administrative function after the FDA approval. External services costs consist primarily of fees paid to consultants, contractors and contract manufacturing organizations.

Research and development expenses for the year ended December 31, 2021 were attributable to the product development efforts of Pulmoquine Therapeutics Inc., which was dissolved at the end of 2021.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2023		2022
(In thousands)	2023	2022	2021	$	%	$	%
Selling, general and administrative	$98,232	$63,538	$16,187	$34,694	55%	$47,351	293%

Selling, general and administrative expenses increased by $34.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, mainly attributable to the resource reallocation from the research development function to general and administrative function after the FDA approval of XACDURO®. Selling, general and administrative expenses for the year ended December 31, 2023 also reflect certain full-year expenses of Entasis which we started consolidating on February 17, 2022 and of La Jolla, which we acquired in August 22, 2022.

Selling, general and administrative expenses increased by $47.4 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, mainly attributable to the consolidation of Entasis’ operating expenses and La Jolla’s operating expenses as previously mentioned.

Interest and Dividend Income and Other Expense, Net

Interest and dividend income and other expense, net, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2023		2022
(In thousands)	2023	2022	2021	$	%	$	%
Interest and dividend income	$(15,818)	$(6,369)	$(1,839)	$(9,449)	148%	$(4,530)	246%
Other expense, net	4,969	3,373	3,626	1,596	47%	(253)	*

* Not Meaningful

Interest and dividend income increased for the year ended December 31, 2023, compared to the year ended December 31, 2022, due to higher interest rates and higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Interest and dividend income increased for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to higher interest rates and higher average balances of our cash equivalents, money market funds and other interest-bearing investments. Other expense, net, primarily consisted of expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2023		2022
(In thousands)	2023	2022	2021	$	%	$	%
Interest expense	$19,157	$15,789	$19,070	$3,368	21%	$(3,281)	(17)%

The interest expense included the contractual interest expense and the amortization of debt issuance costs for our convertible subordinated notes due 2023 (the “2023 Notes”), our convertible senior notes due 2025 (the “2025 Notes”) and our convertible senior notes due 2028 (the “2028 Notes”), as well as effective interest expense on our deferred royalty obligation. The increase in 2023, compared to the year ended December 31, 2022, was mainly due to the interest expense on our deferred royalty obligation from the acquisition of La Jolla.

The change in interest expense for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the adoption of ASU 2020-06, which simplifies the accounting for convertible debt instruments. As a result of the adoption, the debt discount associated with the cash settlement feature of the 2025 Notes was adjusted to zero as of January 1, 2022. Interest expense for the year ended December 31, 2022 included the contractual interest expense and the amortization of debt issuance costs for our 2023 Notes, the 2025 Notes and 2028 Notes. Interest expense for the year ended December 31, 2021 included the amortization of debt discount in addition to the contractual interest expense and the amortization of debt issuance costs for our 2023 Notes and 2025 Notes. The decrease in interest expense as a result of the adoption of ASU 2020-06 was partially offset by a higher debt balance and interest expense incurred for the deferred royalty obligation from the acquisition of La Jolla.

Loss on Debt Extinguishment

For the year ended December 31, 2022, we recognized a loss of $20.7 million due to the total premium payment of $20.4 million and the write-off of $0.3 million debt issuance costs in connection with the repurchase of $144.8 million aggregate principal amount of our 2023 Notes in March 2022.

Gain on Sale of TRC

We recognized a net gain of $266.7 million for the year ended December 31, 2022 due to the sale of our ownership interest in TRC to Royalty Pharma, consummated on July 20, 2022.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity method investments and equity and long-term investments, net, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2023		2022
(In thousands)	2023	2022	2021	$	%	$	%
Changes in fair values of equity method investments, net	$(77,392)	$161,749	$(84,392)	$(239,141)	(148)%	$246,141	(292)%
Changes in fair values of equity and long-term investments, net	$(11,129)	$(8,462)	$(6,638)	$(2,667)	32%	$(1,824)	27%

The changes in fair values of equity method investments for the year ended December 31, 2023 were favorable mainly due to Armata’s higher stock prices during this period. We recorded $77.4 million in unrealized gains, $152.5 million in unrealized losses and $78.7 million in unrealized gains associated with our equity method investments in Armata for the years ended December 31, 2023, 2022 and 2021, respectively. The changes in fair values of equity method investments for the years ended December 31, 2022 and 2021 also include $9.2 million in unrealized losses and $5.7 million in unrealized gains, respectively, we recorded from our then equity method investments in Entasis. Refer to Note 6, “Equity and Long-Term Investments and Fair Value Measurements”, to the Consolidated Financial Statements for more information.

The changes in fair values of equity and long-term investments year over year reflect the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, and Gate, and those investments managed by ISP Fund LP. We recorded $23.8 million in unrealized gain for the year ended December 31, 2023 related to other long-term investments we made in Armata in 2023.

Income Taxes

Income tax expense, net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2023		2022
(In thousands)	2023	2022	2021	$	%	$	%
Income tax expense, net	$14,376	$66,687	$76,439	$(52,311)	(78)%	$(9,752)	(13)%

As of December 31, 2023, 2022 and 2021, we had net operating loss carryforwards for federal income taxes of $543.5 million, $411.5 million and $92.9 million, respectively. As of December 31, 2023, 2022 and 2021, we also had state net operating loss carryforwards of approximately $1.0 billion, $955.3 million and $648.6 million, respectively, which will expire beginning 2029. As of December 31, 2021, we had federal research and development tax credit carryforwards of $42.1 million. We did not have such federal research and development tax credit carryforwards as of December 31, 2023 and 2022. As of December 31, 2023, we had state research and development tax credits of $33.3 million.

For the year ended December 31, 2023, 2022 and 2021, we recognized $14.4 million, $66.7 million and $76.4 million of income tax expense, respectively, mainly based on the taxable income generated during those years.

We had total unrecognized tax benefits of $19.4 million as of December 31, 2023. Our total unrecognized tax benefits as of December 31, 2022 and December 31, 2021 were $16.3 million and $14.9 million, respectively.

Utilization of net operating loss and tax credit carryforwards is subject to rules, provided by the Internal Revenue Code and similar state provisions, governing annual limitations tied to ownership changes. We conducted an analysis of the Company through December 31, 2023 to determine whether an ownership change had occurred since inception. The study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. If we ever undergo an ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

As a result of the acquisition of Entasis, we conducted a study of Entasis’ ownership changes and estimated that we will be able to utilize $155.6 million of its federal net operating losses, which are subject to annual limitations.

As a result of the acquisition of La Jolla, we also performed an analysis of its ownership changes and estimated that we will be able to utilize $309.5 million of its federal net operating losses, which are subject to annual limitations.

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting legislation. We are in the process of evaluating whether and when these new rules may come into effect and apply to us. We plan to treat the tax if any as a period cost. We do not believe that the Pillar Two rules apply to us yet. As such, the potential future quantitative impact of the enacted or substantively enacted legislation is not yet reasonably estimable.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interests, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2022		2022(1)
(In thousands)	2023	2022(1)	2021	$	%	$	%
Net income attributable to noncontrolling interest	$—	$6,341	$102,983	$(6,341)	(100)%	$(96,642)	(94)%

(1) The year ended December 31, 2022 represents the period from the initial date of consolidation of Entasis on February 17, 2022 to the date of the acquisition of Entasis on July 11, 2022, and the period from January 1, 2022 through the date of the sale of our ownership interest in TRC on July 20, 2022.

Net income attributable to noncontrolling interests for the year ended December 31, 2022 was $6.3 million compared to $103.0 million for the year ended December 31, 2021, or a decrease of $96.6 million, which was mainly due to lower net income attributable to the sale of our ownership interest in TRC, offset with net loss attributable to Entasis’ noncontrolling interest.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the year ended December 31, 2023, we generated gross royalty revenues of $252.7 million and net product sales revenues of $60.6 million. Cash and cash equivalents totaled $193.5 million, royalties receivable from GSK totaled $69.6 million and accounts receivable associated with our product sales totaled $14.5 million, as of December 31, 2023.

As of December 31, 2023, we had two outstanding convertible notes, the 2025 Notes and the 2028 Notes, in an aggregate principal amount of $453.5 million, of which $192.5 million and $261.0 million will become due in August 2025 and March 2028, respectively. Future interest payments associated with these notes total $34.6 million.

On October 31, 2022, our Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of Innoviva’s outstanding shares of common stock. As of December 31, 2023, we have repurchased Innoviva common stock in the open market for total price of approximately $84.2 million. This program has no termination date, may be suspended or discontinued at any time at our discretion and does not obligate us to acquire any amount of common stock.

In May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to Innoviva for a strategic repurchase of Innoviva common shares held by GSK. On March 30, 2022, Strategic Partners made an additional capital contribution of $110.0 million to the Partnership pursuant to the letter agreement entered into between Strategic Partners, the Partnership and Sarissa Capital Fund GP LP on May 20, 2021. The capital contribution is subject to a 36-month lock-up period from the contribution date.

The lock-up period for our initial contribution of $190.0 million expired in December 2023. Strategic Partners did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years.

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

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2023	2022	2021	2023	2022
Net cash provided by operating activities	$141,064	$201,726	$363,813	$(60,662)	$(162,087)
Net cash provided by (used in) investing activities	(66,761)	(56,634)	43,722	(10,127)	(100,356)
Net cash used in financing activities	(171,839)	(55,568)	(452,497)	(116,271)	396,929

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2023 was $141.1 million, consisting primarily of our net income of $179.7 million, partially offset by net non-cash items of $13.9 million and net changes in operating assets and liabilities of $24.8 million. Non-cash items included a $88.5 million net increase in fair values of equity method investments and equity and long-term investments, partially offset by $27.2 million in inventory fair value adjustments included in cost of products sold, $21.8 million in amortization of acquired intangible assets, $13.9 million of amortization of capitalized fees and depreciation of property and equipment, $5.8 million in stock-based compensation expense, $4.4 million of deferred income taxes and $2.1 million in amortization of debt discount and issuance costs. The changes in operating assets and liabilities included increases in receivables from collaboration arrangements of $14.9 million, inventories of $12.0 million, accounts receivable of $5.1 million, other assets of $3.0 million and a decrease in personnel-related, interest and other accrued expenses of $2.4 million, partially offset by a decrease in prepaid expenses of $7.9 million and increases in accounts payable of $3.8 million and income tax payable of $1.7 million.

Cash provided by operating activities for the year ended December 31, 2022 was $201.7 million, consisting primarily of our net income of $220.3 million and net changes in operating assets and liabilities of $6.9 million, partially offset by net non-cash items of $25.4 million. Non-cash items included a net gain of $266.7 million recognized on the sale of TRC, partially offset by net non-cash charges of $241.3 million. Non-cash charges included a $153.3 million net decrease in fair values of equity method investments and equity and long-term investments, $25.0 of deferred income taxes, $13.9 million of amortization of capitalized fees and depreciation of property and equipment and $5.6 million in amortization of acquired intangible assets, $20.7 million in loss on the extinguishment of debt, $7.3 million in stock-based compensation expense, $10.0 million in inventory fair value adjustments included in cost of products sold and $2.1 million in the amortization of debt discount and issuance costs. The changes in operating assets and liabilities included an increase in prepaid expenses of $21.4 million, a decrease in receivables from collaboration arrangements of $13.3 million and increases of $11.9 million and $10.0 million in accrued personnel-related expenses and other accrued liabilities and in income tax payable, respectively.

Cash provided by operating activities for the year ended December 31, 2021 was $363.8 million, consisting primarily of our net income of $368.8 million, adjusted for non-cash items such as $76.4 million of deferred income taxes, $13.8 million of depreciation and amortization, $9.1 million amortization of debt discount and issuance costs, $2.0 million of stock-based compensation expense, partially offset by a $89.3 million net increase in fair values of equity method investments and equity and long-term investments and an increase in receivables from collaborative arrangements of $16.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 of $66.8 million included $65.1 million for purchases trading securities, $31.2 million for purchases of equity investments managed by ISP Fund LP, $41.3 million in net purchases and sales of other investments managed by ISP Fund LP and $1.2 million for purchases of equity and long-term investments. Net cash used in investing activities was partially offset by $72.5 million in sales of equity investments managed by ISP Fund LP.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 of $171.8 million consist mainly of the repayments of $96.2 million upon maturity of the 2023 Notes in January 2023 and $75.7 million for the repurchases of our common stock under the current stock repurchase program.

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

Contractual Obligations

As of December 31, 2023, our notes payable obligation included $192.5 million related to our 2025 Notes and $261.0 million related to our 2028 Notes, which are due in 2025 and 2028, respectively. Under the terms of the 2025 Notes and 2028 Notes, we will make interest payments of 2.5% and 2.125%, respectively, of outstanding principal. Refer to Note 12, “Debt” to the Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases amounting to $3.1 million, with approximately $1.4 million payable through December 31, 2024 and 2025 and approximately $0.1 million payable in each of the years 2026 and 2027. Refer to Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for more information.

As part of our acquisition of La Jolla, we recognized its deferred royalty obligation in connection with La Jolla Royalty Agreement with HCR. Under the terms of the Agreement, HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA® until either January 1, 2031 or when the maximum aggregate royalty payments have been made, whichever occurs first. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. The current maximum royalty rate is 14%. Starting January 1, 2024, the maximum royalty rate was increased to 18% based on the terms of the Agreement. The La Jolla Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2023, our debt bears fixed interest rates and we had no outstanding debt with variable interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$193,513	$291,049
Accounts receivable	14,454	9,401
Receivables from collaboration arrangements	69,621	54,672
Inventory	40,737	55,897
Prepaid expenses	21,630	29,559
Other current assets	4,264	2,933
Total current assets	344,219	443,511
Property and equipment, net	483	170
Equity method investments	116,546	39,154
Equity and long-term investments	444,432	363,859
Capitalized fees paid, net	83,784	97,607
Right-of-use assets	2,536	3,265
Goodwill	17,905	26,713
Intangible assets	230,335	252,919
Other assets	3,267	4,299
Total assets	$1,243,507	$1,231,497

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,717	$2,939
Accrued personnel-related expenses	7,020	8,022
Accrued interest payable	3,422	4,359
Deferred revenue	1,277	2,094
Convertible subordinated notes due 2023, net of issuance costs	—	96,193
Income tax payable	—	154
Other accrued liabilities	19,698	21,207
Total current liabilities	38,134	134,968
Long-term debt, net of discount and issuance costs	446,234	444,180
Other long-term liabilities	71,870	70,918
Deferred tax liabilities, net	563	5,771
Income tax payable, long-term	11,751	9,872
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 63,307 and 69,188 issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	633	692
Treasury stock: at cost, 32,005 shares as of December 31, 2023 and 2022	(393,829)	(393,829)
Additional paid-in capital	1,093,340	1,163,836
Accumulated deficit	(25,189)	(204,911)
Total stockholders’ equity	674,955	565,788
Total liabilities and stockholders’ equity	$1,243,507	$1,231,497

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $13,823 in each of the years ended December 31, 2023, 2022 and 2021	$238,846	$311,645	$391,866
Net product sales	60,617	19,694	—
License revenue	11,000	—	—
Total revenue	310,463	331,339	391,866
Expenses:
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding amortization of intangible assets)	41,040	13,793	—
Cost of license revenue	1,600	—	—
Selling, general and administrative	98,232	63,538	16,187
Research and development	33,922	41,432	576
Amortization of acquired intangible assets	21,784	5,581	—
Gain on sale of Theravance Respiratory Company, LLC (“TRC”)	—	(266,696)	—
Loss on extinguishment of debt	—	20,662	—
Changes in fair values of equity method investments, net	(77,392)	161,749	(84,392)
Changes in fair value of equity and long-term investments, net	(11,129)	(8,462)	(6,638)
Interest and dividend income	(15,818)	(6,369)	(1,839)
Interest expense	19,157	15,789	19,070
Other expense, net	4,969	3,373	3,626
Total expenses, net	116,365	44,390	(53,410)
Income before income taxes	194,098	286,949	445,276
Income tax expense, net	14,376	66,687	76,439
Net income	179,722	220,262	368,837
Net income attributable to noncontrolling interests	—	6,341	102,983
Net income attributable to Innoviva stockholders	$179,722	$213,921	$265,854
Basic net income per share attributable to Innoviva stockholders	$2.75	$3.07	$3.24
Diluted net income per share attributable to Innoviva stockholders	$2.20	$2.37	$2.87
Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	65,435	69,644	82,062
Shares used to compute diluted net income per share	86,876	95,248	94,310

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$179,722	$220,262	$368,837
Comprehensive income	179,722	220,262	368,837
Comprehensive income attributable to noncontrolling interests	—	6,341	102,983
Comprehensive income attributable to Innoviva stockholders	$179,722	$213,921	$265,854

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional					Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity
Balance as of January 1, 2021	101,392	$1,014	$1,260,900	$(722,002)	—	$—	$67,925	607,837
Distributions to noncontrolling interests	—	—	—	—	—	—	(59,457)	(59,457)
Equity activity of noncontrolling interests in a consolidated variable interest entity	—	—	—	—	—	—	(259)	(259)
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	179	2	1,107	—	—	—	—	1,109
Repurchase of common stock	(32,005)	(320)	—	—	32,005	(393,829)	—	(394,149)
Stock-based compensation	—	—	2,017	—	—	—	—	2,017
Net income	—	—	—	265,854	—	—	102,983	368,837
Balance as of December 31, 2021	69,566	$696	$1,264,024	$(456,148)	32,005	$(393,829)	$111,192	$525,935
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(65,467)	37,238	—	—	—	(28,229)
Distributions to noncontrolling interests	—				—	—	(69,811)	(69,811)
Recognition of noncontrolling interest upon initial consolidation of Entasis	—	—	—	—	—	—	38,471	38,471
Equity activity of noncontrolling interests in a consolidated variable interest entity					—	—	(2)	(2)
Derecognition of noncontrolling interests upon sale of TRC	—	—	—	78	—	—	(61,304)	(61,226)
Derecognition of noncontrolling interests upon acquisition of Entasis noncontrolling interest	—	—	(14,153)	—	—	—	(28,009)	(42,162)
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	269	2	286	—	—	—	—	288
Capped call options associated with convertible senior notes due 2028	—	—	(16,585)	—	—	—	—	(16,585)
Conversion of convertible subordinated notes due 2023	—	—	3	—	—	—	—	3
Repurchase of common stock	(647)	(6)	(8,497)	—			—	(8,503)
Stock-based compensation	—	—	4,225	—	—	—	3,122	7,347
Net income	—	—	—	213,921	—	—	6,341	220,262
Balance as of December 31, 2022	69,188	$692	$1,163,836	$(204,911)	32,005	$(393,829)	$—	$565,788
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	293	3	89	—	—	—	—	92
Repurchase of common stock	(6,174)	(62)	(76,422)	—				(76,484)
Stock-based compensation	—	—	5,837	—	—	—	—	5,837
Net income	—	—	—	179,722	—	—	—	179,722
Balance as of December 31, 2023	63,307	$633	$1,093,340	$(25,189)	32,005	$(393,829)	$—	$674,955

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$179,722	$220,262	$368,837
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,400	25,006	76,432
Amortization of capitalized fees and depreciation of property and equipment	13,921	13,931	13,832
Amortization of acquired intangible assets	21,784	5,581	—
Inventory fair value step-up adjustment included in cost of products sold	27,164	10,023	—
Stock-based compensation	5,837	7,347	2,017
Amortization of debt discount and issuance costs	2,065	2,055	9,136
Changes in fair values of equity method investments, net	(77,392)	161,749	(84,392)
Changes in fair values of equity and long-term investments, net	(11,129)	(8,462)	(4,917)
Loss on extinguishment of debt	—	20,662	—
Net gain on sale of TRC	—	(266,696)	—
Other non-cash items	(517)	3,402	(259)
Changes in operating assets and liabilities:
Accounts receivable	(5,053)	(3,525)	—
Receivables from collaboration arrangements	(14,949)	13,319	(16,780)
Inventory	(12,004)	280	—
Prepaid expenses	7,929	(21,350)	203
Other assets	(2,965)	(3,341)	—
Accounts payable	3,778	92	(39)
Accrued personnel-related expenses and other accrued liabilities	(1,498)	11,913	(257)
Accrued interest payable	(937)	207	—
Deferred revenue	(817)	(755)	—
Income tax payable	1,725	10,026	—
Net cash provided by operating activities	141,064	201,726	363,813
Cash flows from investing activities
Purchases of equity method investments	—	(45,000)	(44,000)
Purchases of trading securities	(65,132)	—	(15,905)
Purchases of equity and long-term investments	(1,218)	(13,725)	(6,373)
Purchases of equity investments managed by ISP Fund LP	(31,164)	(60,910)	(190,970)
Purchases of trading security managed by ISP Fund LP	—	(50,000)	—
Sales of equity investments managed by ISP Fund LP	72,500	24,281	21,440
Purchase and sales of other investments managed by ISP Fund LP, net	(41,336)	(23,371)	279,530
Purchases of property and equipment	(411)	(67)	—
Proceeds from sale of ownership interest in TRC, net	—	248,191	—
Cash acquired through the consolidation of Entasis	—	23,070	—
Cash paid for the acquisition of La Jolla, net of cash acquired	—	(159,103)	—
Net cash provided by (used in) investing activities	(66,761)	(56,634)	43,722
Cash flows from financing activities
Distributions to noncontrolling interests	—	(69,811)	(59,457)
Purchase of Entasis noncontrolling interest	—	(43,910)	—
Repurchase of common stock	(75,728)	(8,503)	(394,149)
Repurchase of shares to satisfy tax withholding	(77)	(82)	(60)
Proceeds from issuances of common stock, net	170	370	1,169
Payment for repurchase of convertible subordinated notes due 2023	(96,204)	(165,131)	—
Purchases of capped call options associated with convertible senior notes due 2028	—	(21,037)	—
Proceeds from issuance of convertible senior notes due 2028, net of issuance costs	—	252,536	—
Net cash used in financing activities	(171,839)	(55,568)	(452,497)
Net increase (decrease) in cash and cash equivalents	(97,536)	89,524	(44,962)
Cash and cash equivalents at beginning of period	291,049	201,525	246,487
Cash and cash equivalents at end of period	$193,513	$291,049	$201,525

	Year Ended December 31,
	2023	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,381	$11,736	$9,933
Cash paid for income taxes	$—	$53,855	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accrued interest income converted to long-term investments	$2,666	$—	$—
Adoption of ASU 2020-06	$—	$(28,228)	$—

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

We expanded our portfolio through the acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) on July 11, 2022 and the acquisition of La Jolla Pharmaceutical Company (“La Jolla”) on August 22, 2022. Our commercial and marketed products include GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock, and XERAVA® (eravacycline) for the treatment of complicated intra-abdominal infections in adults. Our new product, XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) for the treatment of hospital-acquired and ventilator-associated pneumonias caused by Acinetobacter in adults on May 23, 2023. We commenced commercial sales of XACDURO® in the third quarter of 2023. Our development pipeline includes zoliflodacin, an investigational treatment for uncomplicated gonorrhea that reported positive data in a pivotal Phase 3 clinical trial on November 1, 2023. As such, we have a wholly owned robust critical care and infectious disease operating platform with a hospital focus anchored by three differentiated products with significant growth potential and a promising drug candidate.

In addition, we own other strategic healthcare assets, such as a large equity stake in Armata Pharmaceuticals, a leader in development of bacteriophages with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies.

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

Presentation Reclassification

Amounts in equity and long-term investments reported in the Company’s comparative financial statements have been reclassified to conform to the current year presentation. Certain reclassifications have been made to the consolidated statement of cash flows for the years ended December 31, 2022 and 2021 to conform to the current year’s presentation. These reclassifications had no net effect on the net income or net cash flows from operating, investing and financing activities as previously reported.

Factors Affecting Comparability

Our historical financial condition and results of operations for the periods presented may not be comparable, either between periods or going forward due to the factors below and as discussed in Note 5, “Consolidated Entities and Acquisitions”.

•
Adoption of Accounting Standards Update 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) effective January 1, 2022;
•
Accounting consolidation of Entasis on February 17, 2022 and purchase of remaining noncontrolling interest in Entasis on July 11, 2022;
•
Sale of our 15% ownership interest in TRC on July 20, 2022; and
•
Acquisition of La Jolla on August 22, 2022.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We started recognizing revenue from product sales of GIAPREZA® and XERAVA® in 2022 as a result of our acquisition of La Jolla. In the current year, we also started recognizing revenue from product sales from XACDURO®, which was commercially launched in the third quarter of 2023. Hospitals and other healthcare organizations generally purchase our products through a network of specialty distributors. These specialty distributors, which are located in the U.S., are considered our customers for accounting purposes. We do not believe that loss of one of these distributors would significantly impact our ability to distribute our products, as we expect that sales volume would be absorbed by new or remaining distributors. Three of our customers each account for approximately 31%, 27% and 27%, respectively, of our net product sales for the year ended December 31, 2023. These same customers account for 29%, 19% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivables, net” in our consolidated balance sheet as of December 31, 2023. Three of our customers each account for approximately 33%, 29% and 28%, respectively, of our net product sales from the time of our acquisition of La Jolla through December 31, 2022. These same customers account for 23%, 37% and 37%, respectively, of our receivables from net product sales, which are included in “Accounts receivables, net” in our consolidated balance sheet as of December 31, 2022.

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

Inventory

Inventory is stated at the lower of cost or estimated net realizable value on a first-in, first-out basis. We periodically analyze inventory levels and write down inventory as cost of products sold when the following occurs: inventory has become obsolete, inventory has a cost basis in excess of its estimated net realizable value, or inventory quantities are in excess of expected product sales.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment, which consisted of laboratory equipment, computer equipment, software, office furniture and fixtures, and leasehold improvements, were not material as of December 31, 2023 and 2022, respectively.

Property and equipment are stated at cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Laboratory equipment, furniture and fixtures	5 – 7 years
Software and computer equipment	3 years

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

We may account for the investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity method investments, net, and changes in fair values of equity and long-term investments, net, within the consolidated statements of income.

If we conclude that we do not have an ability to exercise significant influence over an investee, we may elect to account for the security without a readily determinable fair value using the measurement alternative method under ASC 321, Investments – Equity Securities. This measurement alternative method allows us to measure the equity investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

We also invest in ISP Fund LP, which investments consist of money market funds and equity and debt securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered in December 2020, we became a limited partner of this partnership, and our contributions are subject to a 36-month lock-up period, which restriction prevents us from having control and access to the contributions and related investments. The lock-up period for a certain portion of our contributions expired in December 2023. Strategic Partners did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years. These investments are classified as long-term investments in the consolidated balance sheets.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

License Revenue

At the inception of a licensing arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price. We generally recognize these milestone payments as revenues when they are achieved because there is considerable uncertainty in the research and development processes that trigger receipt of these payments under our agreements. Similarly, we recognize regulatory approval milestone payments as revenues once the product is approved by the applicable regulatory agency.

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

Sarissa Capital owned 11.5% of our outstanding common stock as of December 31, 2023. Transactions with Sarissa Capital are described in Note 5, “Consolidated Entities and Acquisitions”. Sarissa Capital is considered to be a related party because two of its principals are members of our board of directors.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendment modifies the disclosure or presentation requirements for a variety of topics. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. The Company does not expect the adoption of the amendments to have a significant impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU update requires enhanced segment disclosures, primarily related to significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires the disclosure of income taxes paid disaggregated by jurisdiction and enhanced disclosures for the entity’s effective tax rate reconciliation as well as other income tax related disclosures. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its financial statements.

2. NET INCOME PER SHARE

Basic net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the “2023 Notes”) up until its maturity date on January 15, 2023, our convertible senior notes due 2025 (the “2025 Notes”), and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method.

The 2025 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. Our current intent is to settle the principal amount of the 2025 Notes in cash upon conversion. The impact of the assumed conversion premium to diluted net income per share was historically computed using the treasury stock method until the adoption of ASU 2020-06. As the average market price per share of our common stock as reported on The Nasdaq Global Select Market was lower than the initial conversion price of $17.26 per share, there was no dilutive effect of the assumed conversion premium for the year ended December 31, 2021.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the computation of basic and diluted net income per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands except per share data)	2023	2022	2021
Numerator:
Net income attributable to Innoviva stockholders, basic	$179,722	$213,921	$265,854
Add: interest expense on 2023 Notes, net of tax effect	89	2,439	4,736
Add: interest expense on 2025 Notes, net of tax effect	5,116	4,583	—
Add: interest expense on 2028 Notes, net of tax effect	6,377	4,626	—
Net income attributable to Innoviva stockholders, diluted	$191,304	$225,569	$270,590
Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	65,435	69,644	82,062
Dilutive effect of 2023 Notes	187	6,188	12,189
Dilutive effect of 2025 Notes	11,150	11,150	—
Dilutive effect of 2028 Notes	9,955	8,158	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	149	108	59
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	86,876	95,248	94,310
Net income per share attributable to Innoviva stockholders
Basic	$2.75	$3.07	$3.24
Diluted	$2.20	$2.37	$2.87

Anti‑dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti‑dilutive for the periods presented:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,333	648	979
Outstanding stock warrant	591	282	—
Total	1,924	930	979

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenue recognized under our GSK Agreements was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Royalties – RELVAR/BREO	$208,042	$215,034	$234,066
Royalties – ANORO	44,627	38,405	44,935
Royalties – TRELEGY(1)	—	72,029	126,688
Total royalties	252,669	325,468	405,689
Less: amortization of capitalized fees paid	(13,823)	(13,823)	(13,823)
Total royalty revenue	$238,846	$311,645	$391,866

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

We are also entitled to 15% of royalty payments made by GSK under its agreements originally entered into with us, and since assigned to TRC in connection with the Spin-Off, including TRELEGY® ELLIPTA® through July 20, 2022, which royalties were upward tiering and ranged from 6.5% to 10%.

Net Product Sales

Net product sales were $60.6 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $41.3 million, $17.3 million, and $2.0 million, respectively. We derived approximately 91% and 9% of our net product sales for the same period from customers located in the U.S. and the rest of the world, respectively.

From the date of acquisition of La Jolla to December 31, 2022, net product sales were $19.7 million, consisting of net sales of GIAPREZA® and XERAVA® for $14.2 million and $5.5 million, respectively. We derived approximately 96% and 4% of our net product sales for the same period from customers located in the U.S. and the rest of the world, respectively.

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

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay us a tiered royalty equal to from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the year ended December 31, 2023 and from the date of acquisition of Entasis to December 31, 2022 are not material. Following the approval of XACDURO® by the FDA in May 2023, we recognized $3.0 million in license revenue for the year ended December 31, 2023.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. We recorded reimbursements from GARDP under this agreement as reduction to research and development expense. Relevant amounts for the year ended December 31, 2023 and from the date of acquisition of Entasis to December 31, 2022 are not material.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PAION AG

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License will be subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. We have not recognized any revenue from PAION related to commercial milestones from the date of acquisition of La Jolla to December 31, 2023. Royalty revenue recognized under this agreement for the year ended December 31, 2023 and from the date of acquisition of La Jolla to December 31, 2022 are not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla will supply PAION a minimum quantity of GIAPREZA® and XERAVA® through July 13, 2024. The PAION supply agreement will automatically renew until the earlier of July 13, 2027, or until a new supply agreement is executed. During the initial term of the supply agreement, we will be reimbursed for direct and certain indirect manufacturing costs at cost. We recognized $1.3 million in cost reimbursements under this agreement for the year ended December 31, 2023. Amounts recognized under this agreement from the date of acquisition of La Jolla to December 31, 2022 were not material.

PAION AG and PAION Deutschland GmbH filed for insolvency in Germany on October 27, 2023 and the insolvency proceedings were opened on January 1, 2024. PAION announced on December 22, 2023 that it concluded negotiations with Humanwell Healthcare Group and entered into an agreement on the sale of the essential business operations of PAION AG and PAION Deutschland GmbH with the approval of the insolvency administrator in both procedures. La Jolla did not oppose the sale and is in discussions with the acquirer regarding the continued business relationship.

Everest Medicines Limited

Pursuant to the Everest Medicines Limited (“Everest”) License, La Jolla granted Everest an exclusive license to develop and commercialize XERAVA® for the treatment of complicated intra-abdominal infections (“cIAI”) and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). Under the Everest License, we recognized $8.0 million in license revenue for the year ended December 31, 2023 as a result of an achievement of a regulatory milestone during the period. We are eligible to receive additional sales milestone payments of up to an aggregate of $20.0 million.

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue recognized under this agreement for the year ended December 31, 2023 was $1.4 million. Royalty revenue recognized from the date of acquisition of La Jolla to December 31, 2022 is not material.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® through December 31, 2023 and will transfer to Everest certain XERAVA®-related manufacturing know-how. We were eligible to be reimbursed for direct and certain indirect manufacturing costs at 110% of cost through December 31, 2023. We recognized $2.4 million and $0.8 million in revenue under this agreement for the year ended December 31, 2023 and from the acquisition of La Jolla to December 31, 2022, respectively.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In-License Agreements

George Washington University

Pursuant to the George Washington University (“GW”) License, GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA®. We recognized $2.5 million for the year ended December 31, 2023 under this agreement. Amounts recognized from the date of acquisition of La Jolla to December 31, 2022 were not material.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. For the year ended December 31, 2023, we recognized $1.2 million as cost of license revenue under this agreement as a result of the license revenue we earned under the out-licensing agreement with Everest for the same period. From the date of acquisition of La Jolla to December 31, 2022, amounts recognized under this agreement were not material.

Paratek Pharmaceuticals, Inc.

Pursuant to the Paratek Pharmaceuticals, Inc. (“Paratek”) License, Paratek non-exclusively licensed to La Jolla certain intellectual property rights relating to XERAVA®, including non-exclusive rights to certain issued patents and patent applications covering XERAVA®. We are obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA®. Our obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA® and shall continue until there are no longer any valid claims of the Paratek patents, which expired in October 2023. For the year ended December 31, 2023 and from the date of acquisition of La Jolla to December 31, 2022, amounts recognized under this agreement were not material.

Business Transfer and Subscription Agreement with AstraZeneca

Entasis entered into a Business Transfer and Subscription Agreement with AstraZeneca, AstraZeneca UK Limited and AstraZeneca Pharmaceuticals LP (collectively, “AstraZeneca”) (the “AstraZeneca Agreement”) in 2015, which was amended and restated through 2018, pursuant to which Entasis obtained, among other things, worldwide rights to durlobactam and zoliflodacin. Under the AstraZeneca Agreement, we are obligated to pay AstraZeneca a one-time milestone payment of $5.0 million within three months of achieving a specified cumulative net sales milestone for durlobactam. We are also obligated to pay AstraZeneca a one-time milestone payment of $10.0 million within two years of achieving the first commercial sale of zoliflodacin. Additionally, we are obligated to pay AstraZeneca tiered, single-digit royalties on the annual worldwide net sales of durlobactam and, the lesser of tiered, single-digit royalties on the worldwide annual net sales of zoliflodacin and a specified share of the royalties we receive from sublicensees of zoliflodacin. Royalties on sales of zoliflodacin do not include sales by GARDP in low-income and specified middle-income countries as discussed above. Our obligation to make these royalty payments expires with respect to each product on a country-by-country basis upon the later of (i) the 10-year anniversary of the first commercial sale of a product in each such country or (ii) when the last patent right covering a product expires in each such country.

Royalty expense on durlobactam arising from our net sales of XACDURO® for the year ended December 31, 2023 was immaterial.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Prior to the closing of the transaction and as part of the agreement, TRC distributed its ownership interests and investments in InCarda Therapeutics (“InCarda”), Inc., ImaginAb, Inc. (“ImaginAb”), Gate Neurosciences (“Gate”), Inc. and Nanolive SA (“Nanolive”), which had a total carrying value of $39.4 million, to ITH. We accounted for the transaction similar to an upstream sale between a parent and a VIE under ASC 810-10. As such, ITH recorded the transferred investments at their respective carrying values and no gain or loss was recognized in the consolidated statement of income.

The summarized financial information of TRC for the relevant periods through the sale date in 2022 are presented as follows:

Income statements

	Year Ended December 31,
(In thousands)	2022 (1)	2021
Royalty revenue	$72,029	$126,688
Operating expenses	(332)	(3,956)
Income from operations	71,697	122,732
Other income, net	10	—
Realized loss	(39,386)	—
Income tax expense, net	1	—
Changes in fair values of equity and long-term investments	(8,884)	(1,541)
Net income	$23,438	$121,191

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Partnership Agreement includes a lock-up period of thirty-six months after which Strategic Partners is entitled to make withdrawals from the Partnership as of such lock-up expiration date and each anniversary thereafter, subject to certain limitations. The lock-up period for the initial contribution of $190.0 million, which excludes the amount discussed below, expired in December 2023. Strategic Partners did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years.

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

ISP Fund LP is determined to be an investment company under ASC 946, Financial Services – Investment Companies, as it meets all fundamental characteristics of an investment company, and its activities are consistent with those of an investment company. Since ISP Fund LP is subject to investment company industry specific guidance, we have retained the industry-specific guidance applied by the Partnership. In addition, as our investment in the Partnership is a passive investment for the Company and is not part of our main operations, the investments are presented as part of “Equity and long-term investments” in our consolidated balance sheets. We report in our consolidated statements of income any investment gains and losses by the Partnership as part of “Changes in fair value of equity and long-term investments, net”, any interest and dividend income as part of “Interest and dividend income” and any investment expenses as part of “Other expense, net”.

As of December 31, 2023, we continued to hold 100% of the economic interest of Partnership. As of December 31, 2023 and 2022, total assets of the Partnership were $311.8 million and $320.6 million, respectively, of which the majority was attributable to equity and long-term investments. As of December 31, 2023 and 2022, total liabilities of the Partnership were $0.1 million and $1.6 million, respectively. The Partnership’s assets can only be used to settle its own obligations. During the year ended December 31, 2023, the Partnership incurred $4.3 million in net investment-related expenses, generated $6.3 million interest income, recorded $2.4 million in net realized losses and $6.7 million in net unrealized losses as changes in fair values of equity and long-term investments, net, in the consolidated statement of income. During the year ended December 31, 2022, the Partnership incurred $5.2 million in net investment-related expenses, generated $2.0 million interest income, recorded $6.8 million in net realized gains and $9.9 million in net unrealized losses as changes in fair values of equity and long-term investments, net, in the consolidated statement of income. During the year ended December 31, 2021, the Partnership incurred $3.6 million in net investment-related expense, generated $1.8 million interest and dividend income, and recorded net $10.5 million realized gains and net $2.4 million unrealized losses as changes in fair values of equity and long-term investments, net, in the consolidated statement of income. We account for the long-term investments held by ISP Fund LP as of December 31, 2023 and 2022 as equity investments measured at fair value and the investment in convertible notes as of December 31, 2022 as trading security.

Acquisitions

Entasis Therapeutics Holdings Inc.

We started investing in Entasis in 2020 as part of our capital allocation strategy of deploying cash generated from royalty income and investing in different life sciences companies. Entasis at the time was an advanced, late clinical-stage biopharmaceutical company focused on the discovery and development of novel antibacterial products. Effective in June 2020, after certain conditions were met with respect to the sales of Entasis equity shares, Innoviva had the right to designate two members to Entasis’ board. Our investment in Entasis consisted of shares of common stock and warrants to purchase shares of Entasis common stock.

The fair value of Entasis’ common stock was measured based on its closing market price at each balance sheet date. We used the Black-Scholes-Merton pricing model to estimate the fair value of the warrants.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The remeasurement resulted in a $7.8 million loss in the first quarter of 2022 which was included in changes in fair values of equity method investments, net, in the consolidated statement of income for the year ended December 31, 2022.

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

In February 2023, we recorded a measurement period adjustment of $1.2 million increase in goodwill, primarily related to a decrease in intangible assets of $0.8 million and an increase in deferred tax liabilities of $0.4 million. The measurement period adjustment did not impact the consolidated net income for the year ended December 31, 2023.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In June 2023, we recorded a measurement period adjustment of $13.1 million decrease in goodwill, primarily related to an increase in deferred tax assets of $10.5 million and a decrease in deferred tax liabilities of $2.6 million. In August 2023, we recorded a measurement period adjustment of $3.0 million increase in goodwill, primarily related to a decrease in deferred tax assets of $2.4 million and an increase in deferred tax liabilities of $0.6 million. The cumulative impact of the measurement period adjustments included did not impact the consolidated net income for the year ended December 31, 2023.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the adjusted fair values of assets acquired and liabilities assumed by us in the transaction:

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. EQUITY AND LONG-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

Equity and Other Investments in Armata

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

On February 9, 2022, ISO entered into a securities purchase agreement with Armata to acquire 9,000,000 shares of Armata common stock and warrants to purchase 4,500,000 additional shares of common stock with an exercise price of $5.00 per share for $45.0 million. The investment closed in two tranches on February 9, 2022 and March 31, 2022. The investment is intended to aid Armata in advancing its clinical pipeline and strengthening its bacteriophage platform. On February 9, 2022, Armata also entered a second amended and restated voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members or amend the bylaws of Armata to reduce the maximum number of directors or set the number of directors who may serve on the board of Armata. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. In addition, as of February 9, 2022, Armata entered into an amended and restated investor rights agreement with the Company and ISO, pursuant to which for as long as the Company and ISO hold at least 12.5% of the outstanding shares of Armata’s common stock on a fully-diluted, the Company and ISO shall have the right to designate two directors to Armata’s board of directors, and for so long as the Company and ISO hold at least 8%, but less than 12.5%, of the outstanding shares of Armata’s common stock on a fully-diluted basis, the Company and ISO shall have the right to designate one director to Armata’s board of directors, subject to certain conditions and qualifications set forth in the amended and restated investor rights agreement. On July 10, 2023, Armata entered into an amendment to the amended and restated investor rights agreement with the Company and ISO, pursuant to which the Company and ISO agreed that the voting agreement will expire on the earlier of the fifth anniversary of the original agreement's effective date, January 26, 2021, or the approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. As of December 31, 2023, three of the eight members of Armata’s board of directors are also members of the board of directors of Innoviva. As of December 31, 2023 and 2022, we owned approximately 69.4% of Armata’s common stock.

On January 10, 2023, we entered into a Secured Convertible Credit Agreement (the “Credit Agreement”) with Armata, under which we invested in a one-year convertible note (the “Armata Convertible Note”) in an aggregate amount of $30.0 million at an interest rate of 8.0% per annum. Pursuant to the Credit Agreement, the balance on the Armata Convertible Note, including all accrued and unpaid interest thereon, will convert into shares of Armata's common stock upon the occurrence of a qualified financing, as defined in the Credit Agreement. Any portion of the balance on the Armata Convertible Note, including all accrued and unpaid interest thereon, may also be converted into shares of Armata's common stock at our option once a registration statement covering the resale of such securities has been declared effective by the SEC. The Armata Convertible Note is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries. On July 10, 2023, ISO and Armata executed an amendment to the Armata Convertible Note extending the maturity date from January 10, 2024 to January 10, 2025.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The investments in Armata's common stock and warrants provide Innoviva and ISO the ability to have significant influence, but not control over Armata’s operations. Armata’s business and affairs are managed under the direction of its board of directors, which Innoviva and ISO do not control. Based on our evaluation, we determined that Armata is a VIE, but Innoviva and ISO are not the primary beneficiaries of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

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

As of December 31, 2023, the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note and the Armata Term Loan were estimated at $81.2 million, $35.3 million, $51.9 million and $27.0 million, respectively. As of December 31, 2022 the fair values of our holdings of Armata common stock and warrants were estimated at $31.1 million and $8.1 million, respectively.

For the Armata common stock and warrants, we recorded $77.4 million unrealized gains, $152.5 million unrealized losses and $78.7 million unrealized gains as changes in fair values of equity method investments, net, in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021, respectively. For the Armata Convertible Note and Term Loan, we recorded $21.8 million and $2.0 million unrealized gain, respectively, as changes in fair values of equity and long-term investments, net, in the consolidated statement of income for year ended December 31, 2023.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Balance Sheet Information

	September 30,
(In thousands)	2023	2022
Current assets	$36,585	$33,245
Noncurrent assets	$76,176	$59,636
Current liabilities	$21,884	$7,004
Noncurrent liabilities	$103,263	$40,300

Income Statement Information

	Twelve Months Ended
	September 30,
(In thousands)	2023	2022	2021
Revenue	$4,052	$5,446	$3,989
Loss from operations	$(41,639)	$(32,666)	$(24,227)
Net loss	$(59,512)	$(32,650)	$(23,732)

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The summarized financial information, including the portion we did not own, is presented for Entasis on a one quarter lag regardless of the date of our investments as follows:

Income Statement Information

Twelve Months Ended September 30,
(In thousands)	2021
Loss from operations	$(52,323)
Net loss	$(125,413)

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and a warrant to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) (the “InCarda 2020 Warrant”) for $15.8 million, which included $0.8 million of transaction costs. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. The investment is intended to fund the ongoing clinical development of InRhythmTM (flecainide for inhalation), InCarda’s lead program, for the treatment of a recent-onset episode of paroxysmal atrial fibrillation. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to Innoviva’s wholly-owned subsidiary, Innoviva TRC Holdings, LLC (“ITH”) all of TRC’s ownership interests and investments in InCarda. ITH has the right to designate one member to InCarda’s board of directors. As of December 31, 2023, no ITH designee is serving on InCarda’s six-member board. We did not exercise the InCarda 2020 Warrant which expired in March 2023 and wrote off its carrying value of $0.1 million during 2023.

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

As of December 31, 2023 and 2022, we held 8.1% and 9.0% of InCarda equity ownership, respectively. Our investment in InCarda does not provide us with the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

We account for our investments in InCarda under the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. Due to InCarda’s equity recapitalization in the second quarter of 2022, TRC reassessed the value of its investments in InCarda using the Option Pricing Model Backsolve valuation methodology. Key assumptions used in the valuation model included an expected holding period of two years, a risk free interest rate of 3.2%, a dividend yield of 0.0% and an estimated volatility of 122.0%. The estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to InCarda. We recognized an impairment charge of $9.0 million during the second quarter of 2022.

Due to certain changes in InCarda’s business operations during the second quarter of 2023, ITH reassessed the value of its investments in InCarda using the Option Pricing Model methodology. Key assumptions used in the valuation model included an expected holding period of two years, a risk-free interest rate of 4.9%, a dividend yield of 0.0% and an estimated volatility of 114.2%. The estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to InCarda. We recognized an impairment charge of $2.9 million during the second quarter of 2023.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, we recorded $4.8 million in fair value of InCarda’s Series C preferred stock and $0.1 million in fair value of Series D warrants. As of December 31, 2022, we recorded $6.8 million in fair value of InCarda’s Series C preferred stock and $0.6 million in fair value of Series C warrants and Series D warrants. As of December 31, 2023 and 2022, we recognized $2.7 million and $3.2 million, respectively, for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative. We recorded $3.1 million, $8.7 million, and $0.7 million unrealized loss as changes in fair values of equity and long-term investments, net, in the consolidated statements of income for the years ended December 31, 2023, 2022, 2021, respectively.

Equity Investment in ImaginAb

On March 18, 2021, TRC entered into a securities purchase agreement with ImaginAb, Inc. (“ImaginAb”) to purchase 4,051,724 shares of ImaginAb Series C preferred stock for $4.7 million. On the same day, TRC also entered into a securities purchase agreement with one of ImaginAb’s common stockholders to purchase 4,097,157 shares of ImaginAb common stock for $1.3 million. ImaginAb is a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. $0.4 million was incurred for investment due diligence costs and execution and recorded as part of the equity investment in the consolidated balance sheets.

On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to ITH all of TRC’s ownership interests and investments in ImaginAb.

On March 14, 2023, ITH entered into a securities purchase agreement with ImaginAb to purchase 270,568 shares of ImaginAb Series C-2 preferred stock for $0.6 million. On September 14, 2023, ITH entered into a securities purchase agreement with ImaginAb to purchase another 405,852 shares of ImaginAb Series C-2 preferred stock for $0.6 million. As of December 31, 2023, one of ImaginAb’s six board members was designated by ITH. As of December 31, 2023 and 2022, we held 12.4% and 12.7%, respectively, of ImaginAb equity ownership.

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

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s Series C preferred stock and common stock using the measurement alternative. As of December 31, 2023 and 2022, $7.6 million and $6.4 million, respectively, was recorded as equity and long-term investments in the consolidated balance sheets, respectively, and there was no change to the fair value of our investment in ImaginAb.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to ITH all of TRC's debt investments in Gate.

On February 2, 2023, ITH entered into a Note Amendment Agreement with Gate to amend the Gate Convertible Note. Pursuant to the Note Amendment Agreement, the principal amount of the Gate Convertible Note was increased from $15.0 million to $21.5 million, which represents the original principal, accrued interest as of the amendment date and an additional cash investment of $5.0 million. All other material terms of the Gate Convertible Note were unchanged.

On October 6, 2023, ITH entered into a Second Note Amendment Agreement with Gate to amend the Note Amendment Agreement. Pursuant to the Second Note Amendment Agreement, the principal amount of the Gate Convertible Note was increased from $21.5 million to $27.7 million, which represents the amended principal as of February 2, 2023, accrued interest as of the second amendment date and an additional cash investment of $5.0 million. All other material terms of the Gate Convertible Note were unchanged.

We have accounted for the Gate Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised. As of December 31, 2023 and 2022, the fair value of the Gate Convertible Note was estimated at $28.0 million and $15.7 million, respectively, and recorded as equity and long-term investments in the consolidated balance sheets. We recorded $0.4 million of unrealized loss, $0.6 million of unrealized gain, and $0.8 million of unrealized loss as changes in fair values of other equity and long-term investments, net, in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021, respectively.

Equity Investment in Nanolive

On February 18, 2022, TRC entered into an investment and shareholders agreement with Nanolive to purchase 18,750,000 shares of Nanolive Series C preferred stock for $9.8 million (equivalent to 9.0 million CHF). Nanolive SA is a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. $0.7 million was incurred for investment due diligence costs and execution and recorded as part of the equity and long-term investment in the consolidated balance sheets. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to ITH all of TRC’s ownership interests and investments in Nanolive. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another stockholder, to Nanolive’s board. As of December 31, 2023, no Innoviva designee is serving on Nanolive’s six-member board. As of December 31, 2023 and 2022, we held 15.3% and 15.5% of Nanolive equity ownership, respectively.

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

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of December 31, 2023 and 2022, $10.6 million of investment in Nanolive was recorded as equity and long-term investments in the consolidated balance sheets, and there was no change to the carrying amount of our investment.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$170,706	$—	$—	$170,706
Total	$170,706	$—	$—	$170,706

(1)
Money market funds are included in cash and cash equivalents in the consolidated balance sheets.

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$263,469	$—	$—	$263,469
Total	$263,469	$—	$—	$263,469

(1)
Money market funds are included in cash and cash equivalents in the consolidated balance sheets.

As of December 31, 2023 and 2022, all available-for-sale securities were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments and contingent value rights are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of December 31, 2023 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$170,706	$—	$—	$170,706
Investments held by ISP Fund LP (1)	251,207	—	60,605	311,812
Equity investment - Armata Common Stock	81,249	—	—	81,249
Equity investment - Armata Warrants	—	35,297	—	35,297
Convertible debt investment - Armata Note	—	—	51,883	51,883
Term loan investment - Armata Term Loan	—	—	27,044	27,044
Convertible debt investment - Gate Note	—	—	27,972	27,972
Total assets measured at estimated fair value	$503,162	$35,297	$167,504	$705,963
Liabilities
Debt
2025 Notes	$—	$200,407	$—	$200,407
2028 Notes	—	227,070	—	227,070
Total fair value of debt	$—	$427,477	$—	$427,477
Contingent value rights	—	—	359	359
Total liabilities at estimated fair value	$—	$427,477	$359	$427,836

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
The investments held by ISP Fund LP, consisted of $248.5 million in equity investments, which included private placement positions of $60.6 million, and $62.9 million in money market funds. A certain portion of the total capital contribution of $300.0 million is no longer subject to a 36-month lock-up period from the date of such capital contribution. However, we did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years.

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

(1)
The investments held by ISP Fund LP, consisted of $295.4 million in equity investments, which included private placement positions and convertible notes of $54.6 million, and $25.1 million in money market funds. Our total capital contribution of $300.0 million was subject to a 36-month lock-up period from the date of such capital contributions.

The fair values of our equity investments in Armata’s common stock and publicly traded investments held by ISP Fund LP are based on the quoted prices in active markets and are classified as Level 1 financial instruments. The fair values in the warrants in Armata classified within Level 2 are based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. CAPITALIZED FEES PAID

Capitalized fees paid, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

		December 31,
(In thousands)	Amortization period	2023	2022
United States	2013-2030	$120,000	$120,000
Europe	2013-2029	60,000	60,000
Japan	2013-2029	40,000	40,000
Gross carrying value		220,000	220,000
Accumulated amortization		(136,216)	(122,393)
Net carrying value		$83,784	$97,607

These milestone fees are amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization recorded as a reduction in revenue from collaborative arrangements. As of December 31, 2023, the weighted average remaining amortization period was 6.2 years.

Additional information regarding these milestone fees is included in Note 3, “Revenue Recognition”. Amortization for each of the years ended December 31, 2023, 2022 and 2021 was $13.8 million. The remaining estimated amortization is $13.8 million for each of the years from 2024 to 2027, $13.7 million for the year 2028, and $14.8 million thereafter.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. The carrying amount of goodwill as of December 31, 2023 and 2022 was $17.9 million and $26.7 million, respectively. We have not recognized any impairment losses related to goodwill and intangible assets during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$219,700	$(25,204)	$194,496
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(2,161)	33,239
Total		$257,700	$(27,365)	$230,335

	December 31, 2022
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$151,000	$(5,581)	$145,419
In-process research and development		72,100	—	72,100
Collaboration agreement		35,400	—	35,400
Total		$258,500	$(5,581)	$252,919

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

We recognized amortization expense of $21.8 million and $5.6 million for the years ended December 31, 2023 and 2022, respectively. Future amortization expense is expected to be $25.8 million for each of the years from 2024 to 2028 and $98.7 million thereafter.

9. BALANCE SHEET COMPONENTS

Inventory

Inventory consisted of the following:

	December 31,
(In thousands)	2023	2022
Raw materials	$11,257	$5,757
Work-in-process	15,670	25,052
Finished goods	13,810	25,088
Total inventory	$40,737	$55,897

As of December 31, 2023 and 2022, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $23.0 million and $49.5 million, respectively, which will be recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $27.2 million and $10.0 million for the years ended December 31, 2023 and 2022.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
(In thousands)	2023	2022
Accrued contract manufacturing expenses	$1,966	$8,382
Accrued clinical expenses	591	692
Accrued research expenses	185	349
Accrued professional services	8,876	3,977
Current portion of lease liabilities	1,207	1,316
Royalty obligation payable	1,928	—
Current portion of deferred royalty obligation	—	2,639
Accrued license fees and royalties	1,575	943
Other	3,370	2,909
Total other accrued liabilities	$19,698	$21,207

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
(In thousands)	2023	2022
Long-term portion of deferred royalty obligation	$69,876	$67,947
Long-term portion of lease liabilities	1,635	$2,376
Contingent value rights liability	359	595
Total other long-term liabilities	$71,870	$70,918

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK‑BASED COMPENSATION

Equity Incentive Plans

In May 2012, we adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, RSAs, RSUs and Stock Appreciation Rights to employees, non-employee directors and consultants. As of December 31, 2023, total shares remaining available for issuance under the 2012 Plan were 2,924,185.

Employee Stock Purchase Plan

Under the 2004 Employee Stock Purchase Plan (the “2004 ESPP”), our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2004 ESPP provided for consecutive and overlapping offering periods of 24 months in duration, with each offering period composed of four consecutive six-month purchase periods. The purchase periods ended on either May 15 or November 15. The 2004 ESPP contributions were limited to a maximum of 15% of an employee’s eligible compensation. The maximum number of shares that an employee may purchase in any purchase period was 2,500. An employee may not purchase shares with a value greater than $25,000 in any calendar year.

On April 13, 2023, the Board of Directors adopted the 2023 ESPP (the “2023 ESPP”). The 2023 ESPP, which supersedes the 2004 ESPP, was approved by the Company’s stockholders on May 22, 2023. Under the 2023 ESPP, eligible employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning or end of each applicable purchase period. The 2023 ESPP provides for offering periods of six months, which ends on either May 15 or November 15. The 2023 ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation. The maximum number of shares that an employee may purchase in any purchase period is 2,500. An employee may not purchase shares with a value greater than $25,000 in any calendar year. A total of 2.5 million shares of our common stock was reserved and available for issuance under the 2023 ESPP.

As of December 31, 2023, total shares remaining available for issuance under the 2023 ESPP were 2,500,000.

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

Stock‑Based Compensation Expense

Stock‑based compensation expense is included in the consolidated statements of income as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Selling, general and administrative	$4,645	$5,305	$2,017
Research and development	1,192	2,042	—
Total	$5,837	$7,347	$2,017

Stock‑based compensation expense included in the consolidated statements of income by award type is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Stock options	$1,980	$3,057	$490
RSUs	3,663	4,053	1,280
RSAs	168	194	200
ESPP	26	43	47
Total stock-based compensation expense	$5,837	$7,347	$2,017

As of December 31, 2023, the unrecognized stock-based compensation cost and the estimated weighted-average amortization period were as follows:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Amortization Period (Years)
Stock options	$4,861	2.9
RSUs	4,430	2.4
RSAs	220	1.9
Total unrecognized compensation expense	$9,511

Compensation Awards

The following table summarizes equity award activity under the 2012 Plan and prior plans and related information:

(In thousands, except per share data)	Number of outstanding options	Weighted-Average Exercise Price of Outstanding Options	Number of outstanding RSUs	Weighted-Average Fair Value per Share at Grant	Number of outstanding RSAs	Weighted-Average Fair Value per Share at Grant
Balance as of December 31, 2022	948	$15.56	518	$12.16	30	$14.97
Granted	828	$12.77	389	$12.85	—	$—
Exercised	(2)	$12.98	—	$—	—	$—
Released RSUs and RSAs	—	$—	(284)	$12.42	(14)	$15.02
Forfeited	(275)	$15.22	(141)	$11.98	—	$—
Balance as of December 31, 2023	1,499	$14.09	482	$12.62	16	$14.93
Vested and expected to vest as of December 31, 2023	1,499	$14.09	482	$12.62	—	$—

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, the aggregate intrinsic value of options outstanding and options exercisable was $3.6 million and $0.8 million, respectively. As of December 31, 2022, the aggregate intrinsic value of options outstanding and options exercisable was not material. As of December 31, 2023, 519,165 options were exercisable. The weighted average remaining contractual term of options outstanding was 7.96 years and 8.01 years as of December 31, 2023 and 2022, respectively.

The total intrinsic value of the options exercised was not material for the year ended December 31, 2023, 2022 and 2021. The total estimated fair value of options vested was $1.9 million and $0.6 million for the years ended December 31, 2023 and 2021, respectively. The total estimated fair value of options vested was not material for the year ended December 31, 2022.

The total estimated fair value of RSUs vested was $3.9 million, $2.3 million and $1.1 million for the years December 31, 2023, 2022 and 2021.

The total estimated fair value of RSAs vested was not material for the year ended December 31, 2023, 2022, and 2021.

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.0%	3.6%	1.1%
Expected term (in years)	6.09	6.04	6.11
Volatility	37.8%	38.6%	44.9%
Dividend yield	0.0%	0.0%	0.0%

Weighted-average estimated fair value of stock options granted	$5.57	$6.43	$5.84

11. Stockholders’ Equity

On October 31, 2022, our board of directors authorized a share repurchase program under which we may repurchase up to $100.0 million of our outstanding shares of common stock. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. The authorization permits the Company to repurchase shares of its common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including ongoing assessments of the capital needs of the business, the market price of our common stock, prevailing stock prices, general market conditions and other considerations. This program has no termination date, may be suspended or discontinued at any time at our discretion, and does not obligate us to acquire any amount of common stock. From program inception through December 31, 2022, we repurchased 647,394 shares in the open market at an average price of $13.13 per share for a total amount of approximately $8.5 million. For the year ended December 31, 2023, we repurchased 6,173,565 shares in the open market at an average price of $12.39 per share for a total amount of approximately $76.5 million. Subsequent to December 31, 2023 and through February 15, 2024, we have repurchased 131,826 shares in the open market at an average price of $15.93 per share for a total amount of approximately $2.1 million. All of the repurchased shares were retired.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DEBT

Our debt consists of the following:

	December 31,
(In thousands)	2023	2022
2023 Notes	$—	$96,204
2025 Notes	192,500	192,500
2028 Notes	261,000	261,000
Total debt	453,500	549,704
Less: Unamortized debt discount and issuance costs	(7,266)	(9,331)
Total debt, net	446,234	540,373
Less: Current portion of long-term debt, net	—	96,193
Total long-term debt, net	$446,234	$444,180

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of our 2023 Notes, which matured on January 15, 2023. The 2023 Notes bore interest at the rate of 2.125% per year that is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning on July 15, 2013.

The 2023 Notes were convertible, at the option of the holder, into shares of our common stock at an initial conversion rate of 35.9903 shares per $1,000 principal amount of the 2023 Notes, subject to adjustment in certain circumstances, which represented an initial conversion price of approximately $27.79 per share.

In connection with the offering of the 2023 Notes, we entered into two privately negotiated capped call option transactions with a single counterparty. The capped call option transaction was an integrated instrument consisting of a call option on our common stock purchased by us with a strike price equal to the initial conversion price of $27.79 per share for the underlying number of shares and a cap price of $38.00 per share, both of which were subject to adjustments consistent with the 2023 Notes. The cap component was economically equivalent to a call option sold by us for the underlying number of shares with an initial strike price of $38.00 per share. As an integrated instrument, the settlement of the capped call coincided with the due date of the convertible debt. Upon settlement, we would receive from our hedge counterparty a number of shares of our common shares that would range from zero, if the stock price was below $27.79 per share, to a maximum of 2,779,659 shares, if the stock price was above $38.00 per share. However, if the market price of our common stock, as measured under the terms of the capped call transactions, exceeded $38.00 per share, there was no incremental anti-dilutive benefit from the capped call.

As a result of the partial conversion by certain holders of the 2023 Notes in July 2014, and dividends declared and paid in 2014 and 2015, the conversion rate with respect to our 2023 Notes was adjusted in total to 50.5818 shares of our common stock per $1,000 principal amount of the 2023 Notes, which represented a conversion price of approximately $19.77 per share. As a result of the conversion rate adjustments, the capped call strike price and cap price were also adjusted to $19.77 and $27.04, respectively.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our outstanding 2023 Notes balance consisted of the following as of December 31, 2022:

(In thousands)	December 31, 2022
Principal	$96,204
Debt issuance costs, net	(11)
Net carrying amount	$96,193

The remaining balance of the 2023 Notes in the amount of $96.2 million was fully paid upon the maturity date in January 2023.

The following table sets forth total interest expense recognized related to the 2023 Notes for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Contractual interest expense	$85	$2,617	$5,121
Amortization of debt issuance costs	11	302	580
Total interest and amortization expense	$96	$2,919	$5,701

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Upon adoption of ASU 2020-06 on January 1, 2022, we combined the liability and equity components of the 2025 Notes assuming that the instrument was accounted for as a single liability from inception to the date of adoption. We similarly combined the liability and equity components of the issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the 2025 Notes and are amortized on a straight-line basis over the term of the 2025 Notes under the effective interest rate method. As of January 1, 2022, the annual effective interest rate on the 2025 Notes was 2.88%. Beginning January 1, 2022, the annual effective interest rate on the 2025 Notes is 2.88%.

Our outstanding 2025 Notes balances consisted of the following:

	December 31,
(In thousands)	2023	2022
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(1,205)	(1,917)
Net carrying amount	$191,295	$190,583

The following table sets forth total interest expense recognized related to the 2025 Notes for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Contractual interest expense	$4,813	$4,813	$4,813
Amortization of debt issuance costs	712	692	657
Amortization of debt discount	—	—	7,898
Total interest and amortization expense	$5,525	$5,505	$13,368

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	December 31,
(In thousands)	2023	2022
Principal	$261,000	$261,000
Debt discount and issuance costs, net	(6,061)	(7,403)
Net carrying amount	$254,939	$253,597

The following table sets forth total interest expense recognized related to the 2028 Notes for the year ended December 31, 2023 and from the issuance through December 31, 2022:

	Year Ended	Date of Issuance through
(In thousands)	December 31, 2023	December 31, 2022
Contractual interest expense	$5,546	$4,514
Amortization of debt discount and issuance costs	1,342	1,061
Total interest and amortization expense	$6,888	$5,575

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of December 31, 2023 are as follows:

(In thousands)	Amount
Year ending December 31,
2024	$—
2025	192,500
2026	—
2027	—
2028	261,000
Total	$453,500

Deferred Royalty Obligation

As part of our acquisition of La Jolla, we recorded the fair value of its deferred royalty obligation in connection with La Jolla’s royalty financing agreement (“La Jolla Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the La Jolla Royalty Agreement, HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA® until either January 1, 2031 or when the maximum aggregate royalty payments have been made, whichever occurs first. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. The current maximum royalty rate is 14%. Starting January 1, 2024, the maximum royalty rate was increased to 18% based on the terms of the Agreement. The La Jolla Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million.

For the years ended December 31, 2023, we recognized interest expense of $6.5 million on the deferred royalty obligation. From the date of our acquisition of La Jolla through December 31, 2022, we recognized interest expense of $1.8 million on the deferred royalty obligation. The carrying value of the deferred royalty obligation as of December 31, 2023 and 2022 was $69.9 million and $70.6 million, respectively, (refer to Note 9 “Balance Sheet Components”). During the year ended December 31, 2023, we made royalty payments to HCR of $5.4 million. From the date of acquisition of La Jolla through December 31, 2022, we made royalty payments to HCR of $1.0 million. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of December 31, 2023 and 2022 approximates fair value. The fair value of the deferred royalty obligation was calculated as the

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discounted deferred royalty obligations based on revenue projections for GIAPREZA®. As of December 31, 2023, the annual effective interest rate of the deferred royalty obligation is 16.46%.

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of December 31, 2023, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid $18.1 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is immaterial and, therefore, not recognized as of December 31, 2023 and 2022. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the consolidated statements of income.

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

In 2019, we entered into an operating lease for our headquarters in Burlingame, California for approximately 2,111 rentable square feet. The lease commenced in November 2019 with an initial term of thirty-six calendar months, which was subsequently amended to expire in December 2027.

The components of lease costs are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Straight line operating lease costs	$1,428	$1,585
Variable lease costs	189	155
Total lease costs	$1,617	$1,740

Supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,542	$790
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	3,323
Right-of-use assets obtained through acquisitions	—	1,185

As of December 31, 2023, our operating leases have weighted-average remaining term of approximately 2.3 years and the weighted-average discount rate on our operating lease liabilities was 7.6%.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have not presented the comparative information above for the year ended December 31, 2021 as our operating lease during this year was not material.

Future minimum lease payments on our operating leases as of December 31, 2023 are as follows:

(In thousands)	Amount
Year ending December 31,
2024	$1,373
2025	1,428
2026	143
Thereafter	149
Total undiscounted lease payments	3,093
Less: imputed interest	(251)
Total operating lease liabilities	$2,842

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

On March 22, 2023, La Jolla filed a First Amended Complaint in this litigation adding Gland’s marketing and distribution partners for its ANDA angiotensin II product, Fresenius Kabi USA LLC and Fresenius Kabi SwissBiosim GmbH (collectively, the “Fresenius Kabi Defendants”), as co-defendants. On April 7, 2023, La Jolla filed a Second Amended Complaint in response to the Second Notice Letter, adding claims that the manufacture, use, sale, offer for sale, or import of Gland’s ANDA angiotensin II product will infringe the ’559 Patent. On November 14, 2023, La Jolla filed a Third Amended Complaint adding additional infringement claims against the Fresenius Kabi Defendants. We intend to vigorously enforce our intellectual property rights relating to GIAPREZA®.

Fact discovery is set to conclude on February 29, 2024 and expert discovery will be complete by July 12, 2024. A trial date has not yet been set in this matter.

Given the early stage of this matter, we cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and have not recorded a contingent liability accrual as of December 31, 2023.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnifications and Other Contingencies

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect in our consolidated financial statements. We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and, as of December 31, 2023, we have not accrued any liabilities in the consolidated financial statements as a result of these provisions.

14. INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current
Federal	$7,799	$40,822	$—
State	2,177	464	7
Total current	9,976	41,286	7

Deferred
Federal	6,594	26,026	70,893
State	(2,194)	(625)	5,539
Total deferred	4,400	25,401	76,432

Total income tax expense, net	$14,376	$66,687	$76,439

The impacts of the differences between the expected U.S. federal statutory income tax to our income tax expense are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Expected tax at federal statutory rate	$40,747	$58,928	$93,507
State income tax, net of federal benefit	1,433	(1,414)	848
Federal and state research credits	(1,582)	(2,453)	1,260
Section 250 deduction	(15,274)	—	—
Noncontrolling interest	—	7,468	(21,626)
Impact of consolidation and deconsolidation of subsidiaries	—	(8,897)	—
Other	1,219	(125)	1,129
Change in valuation allowance	(12,167)	13,180	1,321
Total income tax expense, net	$14,376	$66,687	$76,439

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$182,013	$149,646
Research and development tax credit carryforwards	21,357	21,230
Unrealized loss on investment, net	—	6,032
Deferred royalty obligation, net	18,084	17,404
Other	6,467	8,527
Total deferred tax assets before valuation allowance	227,921	202,839
Valuation allowance	(169,249)	(144,808)
Total deferred tax assets	58,672	58,031
Deferred tax liabilities
Depreciation and amortization	(39,064)	(50,587)
Unrealized gain on investment, net	(13,747)	—
Inventory fair value adjustment	(6,424)	(12,410)
Other	—	(805)
Net deferred tax liabilities	$(563)	$(5,771)

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

As of December 31, 2023, we had federal net operating loss carryforwards of approximately $543.5 million, which will expire beginning 2034. As of December 31, 2023, we also had state net operating loss carryforwards of approximately $1.0 billion, which will expire beginning 2029 and state research tax credits of approximately $33.3 million, which do not expire.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

We conducted an Internal Revenue Code of 1986, as amended, Section 382 (“Section 382”) analysis of the Company through December 31, 2022 to determine whether an ownership change had occurred since inception. The Section 382 study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. If we ever undergo an ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

As a result of the acquisition of Entasis, we conducted a study of Entasis’ ownership changes and estimated that we will be able to utilize $155.6 million of its federal net operating losses, which are subject to annual limitations.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the acquisition of La Jolla, we also performed an analysis of its ownership changes and estimated that we will be able to utilize $309.5 million of its federal net operating losses, which are subject to annual limitations.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, we had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustments.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows:

(In thousands)	Amount
Unrecognized tax benefits as of December 31, 2020	15,185
Net decrease in tax portions for 2021	(313)
Unrecognized tax benefits as of December 31, 2021	14,872
Net increase in tax portions for 2022	1,452
Unrecognized tax benefits as of December 31, 2022	16,324
Net increase in tax portions for 2023	3,119
Unrecognized tax benefits as of December 31, 2023	$19,443

We are subject to taxation in the U.S. and various state jurisdictions. The tax years 2006 through 2013, 2015 and forward remain open to examination by the federal and most state tax authorities due to net operating loss and overall credit carryforward positions.

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting legislation. We are in the process of evaluating whether and when these new rules may come into effect and apply to us. We plan to treat the tax if any as a period cost. We do not believe that the Pillar Two rules apply to us yet. As such, the potential future quantitative impact of the enacted or substantively enacted legislation is not yet reasonably estimable.

15. SUBSEQUENT EVENTS

On February 13, 2024, ITH entered into a Third Note Amendment Agreement with Gate to amend the Gate Convertible Note. Pursuant to the Third Note Amendment Agreement, the principal amount of the Gate Convertible Note was increased from $27.7 million to $33.5 million, which represents the principal and accrued interest as of the amendment date and an additional cash investment of $5.0 million. All other material terms of the Gate Convertible Note were unchanged.

On February 23, 2024, ITH purchased a subordinated convertible promissory note (the “ImaginAb Convertible Note”) from ImaginAb for a total purchase price of $2.7 million. The ImaginAb Convertible Note bears an annual interest of 10% and shall be due and payable upon the earlier to occur of January 31, 2025 and certain events defined in the ImaginAb Convertible Note. Under certain circumstances, the ImaginAb Convertible Note is convertible at the option of ITH into ImaginAb’s equity securities at defined conversion prices. The ImaginAb Convertible Note is subordinate to certain existing indebtedness of ImaginAb as defined in the ImaginAb Convertible Note.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innoviva, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Consolidated Entities and Equity and Long-term Investments—Primary Beneficiary Determination for Variable Interest Entity—Refer to Notes 1, 5, and 6 to the consolidated financial statements.

Critical Audit Matter Description

The Company invests in equity and debt securities of private and public companies. The Company evaluates its interests in these entities to determine whether they meet the definition of a variable interest entity (VIE) or a voting interest entity (VOE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both 1) the power to direct the activities that most significantly impact the economic performance of the VIE and 2) a variable interest that could potentially be significant to the VIE. To determine whether a variable interest that the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size, and form of the Company’s involvement with the VIE. The Company will reconsider whether an entity is a VIE and whether the Company is the primary beneficiary of the entity upon the occurrence of certain types of events. The determination of the primary beneficiary of a VIE requires significant management judgement.

We identified the primary beneficiary determination for the Company’s VIEs as a critical audit matter due to the complexity of the accounting principles related to the determination of the primary beneficiary of a VIE and the significant judgment required by management in evaluating the agreements and structure of the investments in determining the primary beneficiary of a VIE. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals with consolidation accounting expertise, when performing audit procedures to evaluate the Company’s determination of whether it is the primary beneficiary for its VIEs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the primary beneficiary determination for VIEs included the following, among others:

•
We tested the effectiveness of controls over the Company’s primary beneficiary determination for its VIEs, including management’s determination of the party that has the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that could potentially be significant to the VIE.
•
We evaluated the appropriateness of the Company’s accounting conclusions for consolidated and unconsolidated VIEs through the following:
o
Evaluated the investment structures and terms of the agreements, including reading the purchase agreements and other related documents.
o
Tested whether the Company appropriately determined the primary beneficiary by evaluating the contractual arrangements of the entity to determine if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and if the Company has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could be significant to the VIE.
o
For certain VIEs, with the assistance of professionals with expertise in consolidation accounting, evaluated the appropriateness of the Company’s determination of the primary beneficiary of the VIE.
o
Evaluated the Company’s disclosures related to the primary beneficiary determination of its consolidated entities and equity and long-term investments.

/s/ Deloitte & Touche LLP

San Jose, California

February 29, 2024

We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Innoviva, Inc.

Opinion on the financial statements

We have audited the consolidated balance sheet of Innoviva, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 (not presented herein), the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

February 29, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of December 31, 2023, under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods specified in the Commission’s rules and forms and controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of December 31, 2023. Their attestation report on the audit of our internal control over financial reporting is included below.

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

Changes in Internal Control over Financial Reporting

We completed our acquisitions of Entasis and La Jolla in 2022. We integrated the acquired operations and processes into our internal control environment and implemented necessary changes to our internal control over financial reporting, including, but not limited, to the creation of new controls related to inventory management, research and development activities and product sales.

Other than the above, there have been more material changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the year ended December 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Innoviva, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Jose, California

February 29, 2024

ITEM 9B. OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this Item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards		Weighted‑average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,981,403	(1)	14.09	(2)	5,424,185	(3)

(1)
Includes 1,499,312 shares issuable upon exercise of outstanding options and 482,091 shares issuable upon vesting of outstanding RSUs and RSAs.
(2)
Does not take into account outstanding restricted stock units as these awards have no exercise price.
(3)
Includes 2,500,00 shares of common stock available under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

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

ITEM 16. FORM 10‑K SUMMARY

None.

Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
2.1	Agreement and Plan of Merger, dated as of May 23, 2022, by and among Innoviva, Inc., Innoviva Merger Sub, Inc. and Entasis Therapeutics	8-K	2.1	5/24/2022
2.2	Agreement and Plan of Merger, dated as of July 10, 2022, by and among Innoviva, Inc., Innoviva Acquisition Sub, Inc. and La Jolla Pharmaceutical Company	8-K	2.1	7/11/2022
3.1	Amended and Restated Certificate of Incorporation	8‑K	99.2	4/28/2016
3.2	Amended and Restated Bylaws, amended and restated as of January 1, 2023	8‑K	3.1	1/4/2023
4.1	Specimen certificate representing the common stock of the registrant	10‑K	4.1	12/31/2006
4.2	Indenture, dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	1/25/2013
4.3	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)	8-K	4.2	1/25/2013
4.4	Indenture (including form of Note) with respect to Innoviva’s 2.50% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	8/7/2017
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020
4.6	Indenture (including form of Note) with respect to Innoviva's 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022
10.2	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10‑Q	10.1	6/30/2014
10.3	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S‑1	10.13	6/10/2004
10.4*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10‑K	10.13	12/31/2013
10.5+	Description of Cash Bonus Program, as amended	10‑K	10.22	12/31/2009
10.6+	Amendment to Change in Control Severance Plan effective December 16, 2009	10‑K	10.47	12/31/2009
10.7+	2009 Change in Control Severance Plan adopted December 16, 2009	10‑K	10.48	12/31/2009
10.8	Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8‑K	10.2	11/29/2010
10.9	Amendment to Strategic Alliance Agreement, dated October 3, 2011	10‑K	10.34	12/31/2011
10.10+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10‑Q	10.38	6/30/2012
10.11	Base Capped Call Transaction, dated January 17, 2013	8‑K	10.1	1/23/2013
10.12	Additional Capped Call Transaction, dated January 18, 2013	8‑K	10.2	1/23/2013
10.13	Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.1	3/6/2014
10.14*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.2	3/6/2014
10.15*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.3	3/6/2014
10.16	Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014	8‑K	10.2	6/5/2014
10.17	Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014	8‑K	10.3	6/5/2014

10.18	Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014	8‑K	10.4	6/5/2014
10.19	Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014	8‑K	10.5	6/5/2014
10.20	Amendment/Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10‑Q	10.64	3/31/2015
10.21+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	8‑K	10.2	7/29/2015
10.22	Form of Notice of Performance‑Based Restricted Stock Award and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (director form)	10‑K	10.76	2/23/2018
10.23+	Second Amendment to 2009 Severance Plan	10‑Q	10.81	7/26/2018
10.24+	Offer Letter with Marianne Zhen, dated September 7, 2018	8‑K	10.1	9/11/2018
10.25+	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated May 20, 2020	8‑K	10.1	5/26/2020
10.26+	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated April 29, 2022	8-K	10.1	5/2/2022
10.27	Strategic Advisory Agreement, dated as of December 11, 2020, by and between Sarissa Capital Management LP and Innoviva, Inc.	8‑K	10.1	12/14/2020
10.28	Amended and Restated Limited Partnership Agreement of ISP Fund LP, dated as of December 11, 2020, by and among ISP Fund LP, Sarissa Capital Fund GP LP, Innoviva Strategic Partners LLC and the other parties named therein	8‑K	10.2	12/14/2020
10.29	Share Repurchase Agreement, dated as of May 2021, by and between Innoviva, Inc. and Glaxo Group Limited	8-K	10.1	5/20/2021
10.30	Letter Agreement, dated as of May 20, 2021, by and among Innoviva Strategic Partners LLC, ISP Fund LP and Sarissa Capital Fung GP LP	8-K	10.2	5/20/2021
10.31	Capped Call Confirmation dated March 2, 2022, by and among Innoviva, Inc., Bank of America, N.A., Goldman Sachs & Co. LLC and Deutsche Bank AG, London Branch	8-K	10.1	3/8/2022
10.32	Amendment No. 1 to the Investor Rights Agreement, dated May 23, 2022, by and among Innoviva, Inc. and Entasis Therapeutics Holdings Inc.	8-K	10.1	5/24/2022
10.33	Support Agreement, dated July 10, 2022, by and among Innoviva, Inc., Innoviva Acquisition Sub, Inc., Tang Capital Partners, LP and Kevin C. Tang Foundation	8-K	10.1	7/11/2022
10.34	Equity Purchase Agreement, dated July 13, 2022, by and among Innoviva, Inc., Innoviva TRC Holdings LLC and Royalty Pharma Investments 2019 ICAV	8-K	10.1	7/13/2022
10.35	Third Amendment to Collaboration Agreement, dated July 13, 2022, by and among Innoviva, Inc., Glaxo Group Limited, and Theravance Respiratory Company, LLC.	8-K	10.2	7/13/2022
10.36+	Transition Agreement between Larry Edwards and Innoviva Specialty Therapeutics, Inc., dated February 23, 2023, and Release of Claims form signed by Larry Edwards, dated April 5, 2023	10-Q	10.1	5/9/2023
10.37	2023 Employee Stock Purchase Plan	DEF 14A		4/28/2023
10.38+	Offer Letter between Innoviva, Inc. and Stephen Basso dated July 28, 2023	8-K	10.1	8/25/2023
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
23.2	Consent of Independent Registered Public Accounting Firm				X
23.3	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm of Armata Pharmaceuticals, Inc.**
24.1	Power of Attorney (see signature page to this Annual Report on Form 10‑K)				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934	X
32#	Certifications Pursuant to 18 U.S.C. Section 1350
97	Innoviva Clawback Policy (effective as of October 2, 2023)	X
99.1	Audited Consolidated Financial Statements of Armata Pharmaceuticals, Inc. at December 31, 2023, for the year ended December 31, 2023**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

INNOVIVA, INC.

Date: February 29, 2024	By:	/s/ PAVEL RAIFELD Pavel Raifeld Chief Executive Officer

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

Signature	Title	Date

/s/ PAVEL RAIFELD Pavel Raifeld	Chief Executive Officer (Principal Executive Officer)	February 29, 2024

/s/ STEPHEN BASSO Stephen Basso	Chief Financial Officer (Principal Financial Officer)	February 29, 2024

/s/ MARK DIPAOLO Mark DiPaolo, Esq.	Chairman of the Board	February 29, 2024

/s/ ODYSSEAS KOSTAS Odysseas Kostas, M.D.	Director	February 29, 2024

/s/ JULES HAIMOVITZ Jules Haimovitz.	Director	February 29, 2024

/s/ SARAH SCHLESINGER Sarah Schlesinger, M.D.	Director	February 29, 2024

/s/ SAPNA SRIVASTAVA Sapna Srivastava, Ph.D.	Director	February 29, 2024