Form 10-Q
period 2024-03-31
Innoviva, Inc.
filed 2024-05-08
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(650) 238-9600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INVA	The Nasdaq Stock Market LLC

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

The number of shares of registrant’s common stock outstanding on April 30, 2024 was 62,444,778.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$178,357	$193,513
Accounts receivable	14,139	14,454
Receivables from collaboration arrangement	61,871	69,621
Inventory	37,437	40,737
Prepaid expenses	16,551	21,630
Other current assets	2,987	4,264
Total current assets	311,342	344,219
Property and equipment, net	324	483
Equity method investments	151,888	116,546
Equity and long-term investments	476,549	444,432
Capitalized fees paid, net	80,328	83,784
Right-of-use assets	2,269	2,536
Goodwill	17,905	17,905
Intangible assets	223,895	230,335
Other assets	3,112	3,267
Total assets	$1,267,612	$1,243,507
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$890	$6,717
Accrued personnel-related expenses	3,422	7,020
Accrued interest payable	833	3,422
Deferred revenue	987	1,277
Other accrued liabilities	23,747	19,698
Total current liabilities	29,879	38,134
Long-term debt, net of discount and issuance costs	446,759	446,234
Other long-term liabilities	71,686	71,870
Deferred tax liabilities, net	3,807	563
Income tax payable, long-term	11,800	11,751
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 62,797 and 63,307 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	628	633
Treasury stock: at cost, 32,005 shares as of March 31, 2024 and December 31, 2023	(393,829)	(393,829)
Additional paid-in capital	1,085,539	1,093,340
Retained earnings (accumulated deficit)	11,343	(25,189)
Total stockholders’ equity	703,681	674,955
Total liabilities and stockholders’ equity	$1,267,612	$1,243,507

*Condensed consolidated balance sheet has been derived from audited consolidated financial statements as of December 31, 2023.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended March 31, 2024 and 2023	$58,415	$56,858
Net product sales	19,084	11,514
License revenue	—	8,000
Total revenue	77,499	76,372
Expenses:
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding amortization of intangible assets)	10,971	8,749
Cost of license revenue	—	1,600
Selling, general and administrative	30,405	19,735
Research and development	3,878	12,588
Amortization of acquired intangible assets	6,440	3,805
Changes in fair values of equity method investments, net	(35,342)	(15,817)
Changes in fair values of equity and long-term investments, net	13,335	2,164
Interest and dividend income	(4,399)	(3,365)
Interest expense	5,851	4,427
Other expense, net	1,236	1,346
Total expenses, net	32,375	35,232
Income before income taxes	45,124	41,140
Income tax expense, net	8,592	6,275
Net income and comprehensive income	$36,532	$34,865
Net income per share:
Basic	$0.58	$0.51
Diluted	$0.46	$0.42
Shares used to compute net income per share:
Basic	63,185	67,786
Diluted	84,531	89,788

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2024
				Retained
			Additional	Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
Balance as of January 1, 2024	63,307	$633	$1,093,340	$(25,189)	32,005	$(393,829)	$674,955
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	124	1	403	—	—	—	404
Repurchase of common stock	(634)	(6)	(9,659)	—	—	—	(9,665)
Stock-based compensation	—	—	1,455	—	—	—	1,455
Net income	—	—	—	36,532	—	—	36,532
Balance as of March 31, 2024	62,797	$628	$1,085,539	$11,343	32,005	$(393,829)	$703,681

	Three Months Ended March 31, 2023
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of January 1, 2023	69,188	$692	$1,163,836	$(204,911)	32,005	$(393,829)	$565,788
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	55	1	(24)	—	—	—	(23)
Repurchase of common stock	(3,419)	(34)	(40,701)	—	—	—	(40,735)
Stock-based compensation	—	—	1,598	—	—	—	1,598
Net income	—	—	—	34,865	—	—	34,865
Balance as of March 31, 2023	65,824	$659	$1,124,709	$(170,046)	32,005	$(393,829)	$561,493

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$36,532	$34,865
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,244	(812)
Amortization of capitalized fees and depreciation of property and equipment	3,510	3,479
Amortization of acquired intangible assets	6,440	3,805
Inventory fair value step-up adjustment included in cost of products sold	6,843	6,842
Stock-based compensation	1,455	1,598
Amortization of debt discount and issuance costs	525	523
Changes in fair values of equity method investments, net	(35,342)	(15,817)
Changes in fair values of equity and long-term investments, net	13,335	2,164
Accrued interest income added to long-term investments	—	(1,482)
Other non-cash items	(1,513)	(2,062)
Changes in operating assets and liabilities:
Accounts receivable	315	(6,089)
Receivables from collaboration arrangement	7,750	(5,642)
Inventory	(3,543)	(598)
Prepaid expenses	5,079	5,440
Other assets	633	518
Accounts payable	(5,827)	2,994
Accrued personnel-related expenses and other accrued liabilities	441	(565)
Accrued interest payable	(2,589)	(3,526)
Income tax payable	49	49
Deferred revenue	(290)	—
Net cash provided by operating activities	37,047	25,684
Cash flows from investing activities
Purchases of trading securities	(43,136)	—
Purchases of equity and long-term investments	—	(35,689)
Purchases of equity investments managed by ISP Fund LP	(8,756)	(3,891)
Sales of equity investments managed by ISP Fund LP	5,342	1,289
Purchases and sales of other investments managed by ISP Fund LP, net	3,414	2,602
Purchases of property and equipment	—	(33)
Sale of property and equipment	98	—
Net cash used in investing activities	(43,038)	(35,722)
Cash flows from financing activities
Repurchase of common stock	(9,569)	(40,735)
Repurchase of shares to satisfy tax withholding	(84)	(23)
Proceeds from issuances of common stock, net	488	—
Payment for repurchase of convertible subordinated notes due 2023	—	(96,204)
Net cash used in financing activities	(9,165)	(136,962)
Net decrease in cash and cash equivalents	(15,156)	(147,000)
Cash and cash equivalents at beginning of period	193,513	291,049
Cash and cash equivalents at end of period	$178,357	$144,049

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,179	$6,202
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accrued interest income converted to long-term investments	$799	$—

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Innoviva, Inc. (and where context requires, together with its subsidiaries referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is a company with a portfolio of royalties and innovative healthcare assets. Our royalty portfolio contains respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA®, which tier upward at a range from 6.5% to 10%.

We expanded our portfolio through the acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) on July 11, 2022 and the acquisition of La Jolla Pharmaceutical Company (“La Jolla”) on August 22, 2022. Our commercial and marketed products include GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock, and XERAVA® (eravacycline) approved for the treatment of complicated intra-abdominal infections in adults. Our third product, XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) for the treatment of hospital-acquired and ventilator-associated pneumonias caused by Acinetobacter in adults on May 23, 2023. We commenced commercial sales of XACDURO® in the third quarter of 2023. Our development pipeline includes zoliflodacin, an investigational treatment for uncomplicated gonorrhea that reported positive data in a pivotal Phase 3 clinical trial on November 1, 2023. As such, we have a wholly owned robust critical care and infectious disease operating platform with a hospital focus anchored by three differentiated products with growth potential and a late-stage drug candidate.

In addition, we own other strategic healthcare assets, such as a large equity stake in Armata Pharmaceuticals, a leader in development of bacteriophages with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and, in our opinion, include all adjustments, consisting of all normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024, or any other periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of Innoviva, our wholly-owned subsidiaries, and certain variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024, and as amended on March 5, 2024 and March 22, 2024.

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

Currently, we derive most of our revenues from GSK. Our near-term success depends in large part upon the performance by GSK of its commercial obligations under the GSK Agreements and the commercial success of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. If GSK does not devote sufficient resources to the commercialization of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, our business would be materially harmed. GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Our quarterly royalty revenues may fluctuate due to a variety of factors, many of which are outside of our control. Our royalty revenues under the GSK Agreements may not meet our analysts’ or investors’ expectations due to a number of important factors.

We also generate revenue from product sales of GIAPREZA® and XERAVA®. Additionally, we generate revenue from product sales of XACDURO®, which was commercially launched in September 2023. In the U.S., hospitals and other healthcare organizations generally acquire our products through a network of specialty distributors, which are regarded as our customers for accounting purposes. We do not believe that the loss of one of these distributors would significantly impact our ability to distribute our products, as we expect that sales volume would be absorbed by either new or remaining distributors. Three of our customers each account for 36%, 26% and 24%, respectively, of our net product sales for the three months ended March 31, 2024. These same customers account for 37%, 21% and 12%, respectively, of our receivables from net product sales, which are included in “Accounts receivables” in our unaudited condensed consolidated balance sheet as of March 31, 2024.

Refer to Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Segment Reporting

We operate in a single segment, focusing on providing capital return to stockholders by maximizing the potential value of our portfolio of royalties and innovative healthcare assets. Our Chief Executive Officer serves as our Chief Operating Decision Maker (“CODM”). The CODM allocates resources and evaluates Innoviva’s performance at the consolidated level using information about our revenues, operating results and other key financial data as needed.

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

Accounts Receivable

Accounts receivables are recorded net of estimates for prompt-pay discounts, chargebacks, returns and rebates. Allowances for prompt-pay discounts and chargebacks are based on contractual terms. We estimate the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances.

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

We may account for the investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity method investments, net, and changes in fair values of equity and long-term investments, net, within the unaudited condensed consolidated statements of income and comprehensive income.

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

Related Party

Sarissa Capital owned 11.6% of our outstanding common stock as of March 31, 2024. Transactions with Sarissa Capital are described in Note 5, “Consolidated Entity”. Sarissa Capital is considered to be a related party because two of its principals are members of our board of directors.

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

2. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the “2023 Notes”) up until its maturity date on January 15, 2023, our convertible senior notes due 2025 (the “2025 Notes”) and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method.

The following table shows the computation of basic and diluted net income per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands except per share data)	2024	2023
Numerator:
Net income, basic	$36,532	$34,865
Add: interest expense on 2023 Notes, net of tax effect	—	81
Add: interest expense on 2025 Notes, net of tax effect	1,121	1,169
Add: interest expense on 2028 Notes, net of tax effect	1,401	1,459
Net income, diluted	$39,054	$37,574
Denominator:
Weighted-average shares used to compute basic net income per share	63,185	67,786
Dilutive effect of 2023 Notes	—	757
Dilutive effect of 2025 Notes	11,150	11,150
Dilutive effect of 2028 Notes	9,956	9,956
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	240	139
Weighted-average shares used to compute diluted net income per share	84,531	89,788
Net income per share
Basic	$0.58	$0.51
Diluted	$0.46	$0.42

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,360	1,326
Outstanding stock warrant	591	591
Total	1,951	1,917

3. Revenue Recognition

Net Revenue from Collaboration Arrangement

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Royalties - RELVAR/BREO	$52,138	$50,883
Royalties - ANORO	9,733	9,431
Total royalties	61,871	60,314
Less: amortization of capitalized fees paid	(3,456)	(3,456)
Total net royalty revenue	$58,415	$56,858

Net Product Sales

Our net product sales were $19.1 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $12.1 million, $4.8 million and $2.2 million, respectively, for the three months ended March 31, 2024. We derived over 91% of our net product sales from customers located in the U.S for the period.

Our net product sales were $11.5 million, consisting of net sales of GIAPREZA® and XERAVA® for $9.0 million and $2.5 million, respectively, for the three months ended March 31, 2023. We derived over 99% of our net product sales from customers located in the U.S for the period.

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

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay us a tiered royalty equal to from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the three months ended March 31, 2024 and 2023 were not material.

On April 24, 2024, we entered into an amendment to the Zai Agreement, pursuant to which Zai Lab shall share certain costs estimated at approximately $8.1 million associated with supply chain activities for manufacturing XACDURO®.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. We recorded reimbursements from GARDP under this agreement as reduction to research and development expense. Relevant amounts for the three months ended March 31, 2024 and 2023 were not material.

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

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License will be subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. We have not recognized any revenue from PAION related to commercial milestones from the date of acquisition of La Jolla to March 31, 2024. Royalty revenue recognized under this agreement for the three months ended March 31, 2024 and 2023 was not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla will supply PAION a minimum quantity of GIAPREZA® and XERAVA® through July 13, 2024. The PAION supply agreement will automatically renew until the earlier of July 13, 2027, or until a new supply agreement is executed. During the initial term of the supply agreement, we will be reimbursed for direct and certain indirect manufacturing costs at cost. We did not recognize any cost reimbursements under this agreement for the three months ended March 31, 2024 and 2023.

PAION filed for insolvency in Germany on October 27, 2023 and the insolvency proceedings commenced on January 1, 2024. PAION announced on December 22, 2023 that it concluded negotiations with Humanwell Healthcare Group and entered into an agreement on the sale of the essential business operations of PAION with the approval of the insolvency administrator in both procedures. In early 2024, the sale of business operations of PAION was completed and starting February 2024, PAION has continued its business as a subsidiary of the Humanwell Healthcare Group as an independent company under the name PAION Pharma GmbH.

Everest Medicines Limited

Pursuant to the Everest Medicines Limited (“Everest”) License, La Jolla granted Everest an exclusive license to develop and commercialize XERAVA® for the treatment of complicated intra-abdominal infections (“cIAI”) and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). Under the Everest License, we recognized $8.0 million in license revenue for the three months ended March 31, 2023 as a result of our achievement of a regulatory milestone during the period. We are eligible to receive additional sales milestone payments of up to an aggregate of $20.0 million.

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue recognized for the three months ended March 31, 2024 and 2023 was not material.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. Under the Everest Supply Agreement, we are reimbursed for direct and certain indirect manufacturing costs at 110% of cost. Revenue recognized under this agreement for the three months ended March 31, 2024 and 2023 was not material.

In-License Agreements

George Washington University

Pursuant to the George Washington University (“GW”) License, GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA®. Amounts recognized under this agreement for the three months ended March 31, 2024 and 2023 were not material.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. Amounts recognized under this agreement for the three months ended March 31, 2024 were not material. For the three months ended March 31, 2023, we recognized $1.6 million in cost of license revenue under this agreement as a result of the license revenue we earned under the out-licensing agreement with Everest for the same period.

Paratek Pharmaceuticals, Inc.

Pursuant to the Paratek Pharmaceuticals, Inc. (“Paratek”) License, Paratek non-exclusively licensed to La Jolla certain intellectual property rights relating to XERAVA®, including non-exclusive rights to certain issued patents and patent applications covering XERAVA®. We are obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA®. Our obligation to pay royalties with respect to the licensed product was retroactive to the date of the first commercial sale of XERAVA® and continued until there were no longer any valid claims of the Paratek patents, which expired in October 2023. Amounts recognized under this agreement for the three months ended March 31, 2023 were not material.

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

The royalty expense in respect of durlobactam arising from our net sales of XACDURO® for the three months ended March 31, 2024 was not material.

5. Consolidated Entity

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

The Partnership Agreement includes a lock-up period of thirty-six months after which Strategic Partners is entitled to make withdrawals from the Partnership as of such lock-up expiration date and each anniversary thereafter, subject to certain limitations. The lock-up period for the initial contribution of $190.0 million, which excludes the $110.0 million amount discussed below, expired in December 2023. Strategic Partners did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years.

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

ISP Fund LP is determined to be an investment company under ASC 946, Financial Services – Investment Companies, as it meets all fundamental characteristics of an investment company, and its activities are consistent with those of an investment company. Since ISP Fund LP is subject to investment company industry specific guidance, we have retained the industry-specific guidance applied by the Partnership. In addition, as our investment in the Partnership is a passive investment for the Company and is not part of our main operations, the investments are presented as part of “Equity and long-term investments” in our condensed consolidated balance sheets. We report in our condensed consolidated statements of income and comprehensive income any investment gains and losses by the Partnership as part of “Changes in fair value of equity and long-term investments, net”, any interest and dividend income as part of “Interest and dividend income” and any investment expenses as part of “Other expense, net”.

As of March 31, 2024, we continued to hold approximately 100% of the economic interest of the Partnership. As of March 31, 2024 and December 31, 2023, total assets of the Partnership were $287.2 million and $311.8 million, respectively, of which the majority was attributable to equity and long-term investments. As of March 31, 2024 and December 31, 2023, total liabilities were $1.8 million and $0.1 million, respectively. The partnership’s assets can only be used to settle its own obligations. During the three months ended March 31, 2024, we recorded $0.2 million of net investment-related expense incurred by the Partnership and $26.2 million of net negative changes in fair values of equity and long-term investments in the unaudited condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2023, we recorded $0.5 million of net investment-related expenses incurred by the Partnership and $4.1 million of net negative changes in fair values of equity and long-term investments in the unaudited condensed consolidated statements of income and comprehensive income.

6. Equity and Other Investments and Fair Value Measurements

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

On February 9, 2022, ISO entered into a securities purchase agreement with Armata to acquire 9,000,000 shares of Armata common stock and warrants to purchase 4,500,000 additional shares of common stock with an exercise price of $5.00 per share for $45.0 million. The investment closed in two tranches on February 9, 2022 and March 31, 2022. The investment is intended to aid Armata in advancing its clinical pipeline and strengthening its bacteriophage platform. On February 9, 2022, Armata also entered a second amended and restated voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members or amend the bylaws of Armata to reduce the maximum number of directors or set the number of directors who may serve on the board of Armata. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. In addition, as of February 9, 2022, Armata entered into an amended and restated investor rights agreement with the Company and ISO, pursuant to which for as long as the Company and ISO hold at least 12.5% of the outstanding shares of Armata’s common stock on a fully-diluted, the Company and ISO shall have the right to designate two directors to Armata’s board of directors, and for so long as the Company and ISO hold at least 8%, but less than 12.5%, of the outstanding shares of Armata’s common stock on a fully-diluted basis, the Company and ISO shall have the right to designate one director to Armata’s board of directors, subject to certain conditions and qualifications set forth in the amended and restated investor rights agreement. On July 10, 2023, Armata entered into an amendment to the amended and restated investor rights agreement with the Company and ISO, pursuant to which the Company and ISO agreed that the voting agreement will expire on the earlier of the fifth anniversary of the original agreement's effective date, January 26, 2021, or the approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. As of March 31, 2024, three of the seven members of Armata’s board of directors are also members of the board of directors of Innoviva. As of March 31, 2024 and December 31, 2023, the Company and ISO owned approximately 69.4%, of Armata’s common stock.

On January 10, 2023, we entered into a Secured Convertible Credit Agreement (the “Credit Agreement”) with Armata, under which we extended a one-year convertible note (the “Armata Convertible Note”) in an aggregate amount of $30.0 million at an interest rate of 8.0% per annum. Pursuant to the Credit Agreement, the balance on the Armata Convertible Note, including all accrued and unpaid interest thereon, will convert into shares of Armata's common stock upon the occurrence of a qualified financing, as defined in the Credit Agreement. Any portion of the balance on the Armata Convertible Note, including all accrued and unpaid interest thereon, may also be converted into shares of Armata's common stock at our option once a registration statement covering the resale of such securities has been declared effective by the SEC. The Armata Convertible Note is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries. On July 10, 2023, ISO and Armata executed an amendment to the Armata Convertible Note extending the maturity date from January 10, 2024 to January 10, 2025.

On July 10, 2023, ISO and Armata entered into a Credit and Security Agreement (the “July 2023 Credit and Security Agreement”), under which we extended a term loan to Armata (the “Armata July 2023 Term Loan”) in an aggregate amount of $25.0 million. The Armata July 2023 Term Loan is subject to an interest rate of 14% per annum and is due to mature on January 10, 2025. The July 2023 Credit and Security Agreement is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries.

On March 4, 2024, ISO and Armata entered into a Credit and Security Agreement (the “March 2024 Credit and Security Agreement”), under which we extended a term loan to Armata (the “Armata March 2024 Term Loan”) in an aggregate amount of $35.0 million. The Armata March 2024 Term Loan is subject to an interest rate of 14% per annum and is due to mature on June 4, 2025. The March 2024 Credit and Security Agreement is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries.

The investments in Armata’s common stock and warrants provide Innoviva and ISO the ability to have significant influence, but not control over Armata’s operations. Armata’s business and affairs are managed under the direction of its board of directors, which Innoviva and ISO do not control. Based on our evaluation, we determined that Armata is a VIE, but Innoviva and ISO are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

We account for Armata’s common stock and warrants under the equity method using the fair value option. The fair value of Armata’s common stock is measured based on its closing market price. The warrants purchased in 2020, 2021 and 2022 have an exercise price of $2.87, $3.25 and $5.00 per share, respectively. All warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies. We account for the Armata Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. We account for the Armata July 2023 Term Loan and the Armata March 2024 Term Loan as trading securities, measured at fair value using income approach based on the discounted value of expected future cash flows.

As of March 31, 2024, the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note, the Armata July 2023 Term Loan and the Armata March 2024 Term Loan were estimated at $104.8 million, $47.1 million, $64.3 million, $27.4 million, and $35.5 million, respectively. As of December 31, 2023, the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note and the Armata July 2023 Term Loan were estimated at $81.2 million, $35.3 million, $51.9 million and $27.0 million, respectively.

For the Armata common stock and warrants, we recorded $35.3 million and $15.8 million in unrealized gain for the three months ended March 31, 2024 and 2023, respectively, as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income and comprehensive income. For the Armata Convertible Note, we recorded $12.4 million and $2.8 million unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for three months ended March 31, 2024 and 2023, respectively. For the July 2023 Armata Term Loan, we recorded $0.4 million unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for three months ended March 31, 2024. For the March 2024 Armata Term Loan, we recorded $0.5 million unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for three months ended March 31, 2024.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended December 31,
(In thousands)	2023	2022
Revenue	$1,528	$1,051
Loss from operations	$(6,578)	$(10,328)
Net loss	$(19,847)	$(10,314)

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and a warrant to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) (the “InCarda 2020 Warrant”) for $15.8 million, which included $0.8 million of transaction costs. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. The investment is intended to fund the ongoing clinical development of InRhythmTM (flecainide for inhalation), InCarda’s lead program, for the treatment of a recent-onset episode of paroxysmal atrial fibrillation. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to Innoviva’s wholly-owned subsidiary, Innoviva TRC Holdings, LLC (“ITH”) all of TRC’s ownership interests and investments in InCarda. ITH has the right to designate one member to InCarda’s board of directors. As of March 31, 2024, none of InCarda’s six board members was designated by ITH. We did not exercise the InCarda 2020 Warrant which expired in March 2023 and wrote off its carrying value of $0.1 million during the three months ended March 31, 2023.

On March 9, 2022, TRC entered into a Note and Warrant Purchase Agreement (the “InCarda Agreement”) with InCarda to acquire a convertible promissory note (the “InCarda 2022 Convertible Note”) and warrants (the “InCarda 2022 Warrant”) for $0.7 million. The InCarda 2022 Warrant expires on March 9, 2027 and is measured at fair value.

On June 15, 2022, the principal amount and the accrued interest of the InCarda 2022 Convertible Note were converted into equity securities. In addition, TRC participated in InCarda’s Series D preferred stock financing by investing $2.3 million. In connection with the new round of financing, InCarda recapitalized its equity structure resulting in TRC owning 4,093,886 shares of InCarda’s common stock, 37,350 shares of its Series A-1 preferred stock, 20,469,432 shares of its Series C preferred stock, 8,771,780 shares of its Series D-1 preferred stock, 3,369,802 shares of its Series D-2 preferred stock, a warrant to purchase 5,117,358 shares of its Series C preferred stock at $0.73 per share and a warrant to purchase 2,490,033 shares of its Series D-1 preferred stock at $0.20 per share.

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

On January 17, 2024, ITH purchased a secured convertible promissory note (the “InCarda Convertible Note”) from InCarda for a total purchase price of $0.4 million. The InCarda Convertible Note bears an annual interest rate of 8% and shall be due and payable upon the earlier to occur of certain events defined in the InCarda Convertible Note. The InCarda Convertible Note will convert into equity securities or shadow equity securities of InCarda depending upon the occurrence of a qualified event or a qualified financing event as also defined in the InCarda Convertible Note. The InCarda Convertible Note is secured by certain intellectual property rights of InCarda.

As of March 31, 2024 and December 31, 2023, we held 8.1% of InCarda equity ownership. Our investment in InCarda does not provide us with the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

With the exception of the InCarda Convertible Note and the InCarda Series D Warrants, we account for our investments in InCarda under the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. Due to InCarda’s equity recapitalization in the second quarter of 2022, TRC reassessed the value of its investments in InCarda using the Option Pricing Model Backsolve valuation methodology. Key assumptions used in the valuation model included an expected holding period of two years, a risk-free interest rate of 3.2%, a dividend yield of 0.0% and an estimated volatility of 122.0%. The estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to InCarda. We recognized an impairment charge of $9.0 million during the second quarter of 2022. We account for the InCarda Convertible Note as a trading security, measured at fair value.

As of March 31, 2024 and December 31, 2023, we recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets $4.8 million in fair value of InCarda’s Series C preferred stock and $0.1 million in fair value of the InCarda Series D Warrants. As of March 31, 2024 and December 31, 2023, we recognized as equity and long-term investments in the unaudited condensed consolidated balance sheets $2.7 million, for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative. As of March 31, 2024, we recorded $0.4 million in fair value of the InCarda Convertible Note as equity and long-term investments in the unaudited condensed consolidated balance sheet. During the three months ended March 31, 2024, there was immaterial change in the carrying amount of our investments. During the three months ended March 31, 2023, we recorded $0.1 million in net unrealized loss as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income.

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

On February 23, 2024, ITH purchased a subordinated convertible promissory note (the “ImaginAb Convertible Note”) from ImaginAb for a total purchase price of $2.7 million. The ImaginAb Convertible Note bears an annual interest rate of 10% and shall be due and payable upon the earlier to occur of January 31, 2025 and certain events defined in the ImaginAb Convertible Note. Under certain circumstances, the ImaginAb Convertible Note is convertible at the option of ITH into ImaginAb’s equity securities at defined conversion prices. The ImaginAb Convertible Note is subordinate to certain existing indebtedness of ImaginAb as defined in the ImaginAb Convertible Note.

As of March 31, 2024, one of ImaginAb’s six board members was designated by ITH. As of March 31, 2024 and December 31, 2023, we held 11.8% and 12.4%, respectively, of ImaginAb equity ownership.

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

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock using the measurement alternative. We account for the ImaginAb Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. As of March 31, 2024 and December 31, 2023, our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock amounted to $7.6 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. As of March 31, 2024, we recorded $2.9 million in fair value of the ImaginAb Convertible Note as equity and long-term investments in the unaudited condensed consolidated balance sheet. During the three months ended March 31, 2024, we recorded $0.2 million in net unrealized loss on the ImaginAb Convertible Note as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income. There was no change in the carrying amount of our equity investments in ImaginAb.

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

On February 2, 2023, ITH entered into a Note Amendment Agreement (the “Note Amendment Agreement”) with Gate to amend the Gate Convertible Note. Pursuant to the Note Amendment Agreement, the principal amount of the Gate Convertible Note was increased from $15.0 million to $21.5 million, which represents the original principal and accrued interest as of the first amendment date and an additional cash investment of $5.0 million. All other material terms of the Gate Convertible Note were unchanged.

On October 6, 2023, ITH entered into a Second Note Amendment Agreement with Gate to amend the Note Amendment Agreement. Pursuant to the Second Note Amendment Agreement, the principal amount of the Gate Convertible Note was increased from $21.5 million to $27.7 million, which represents the principal and accrued interest as of the second amendment date and an additional cash investment of $5.0 million. All other material terms of the Gate Convertible Note were unchanged.

On February 13, 2024, ITH entered into a Third Note Amendment Agreement with Gate to amend the Gate Convertible Note. Pursuant to the Third Note Amendment Agreement, the principal amount of the Gate Convertible Note was increased from $27.7 million to $33.5 million, which represents the principal and accrued interest as of the third amendment date and an additional cash investment of $5.0 million. All other material terms of the Gate Convertible Note were unchanged.

We have accounted for the Gate Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised. As of March 31, 2024 and December 31, 2023, the fair value of the Gate Convertible Note was estimated at $33.2 million and $28.0 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $0.6 million and $0.7 million unrealized loss as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023, respectively.

Equity Investment in Nanolive

On February 18, 2022, TRC entered into an investment and shareholders agreement with Nanolive to purchase 18,750,000 shares of Nanolive Series C preferred stock for $9.8 million (equivalent to 9.0 million CHF). Nanolive SA is a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. $0.7 million was incurred for investment due diligence costs and execution and recorded as part of the equity and long-term investment in the condensed consolidated balance sheets. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to ITH all of TRC’s ownership interests and investments in Nanolive. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another stockholder, to Nanolive’s board. As of March 31, 2024, no Innoviva designee is serving on Nanolive’s seven-member board. As of March 31, 2024 and December 31, 2023, we held 15.3% of Nanolive equity ownership.

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

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of March 31, 2024 and December 31, 2023, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets and there was no change to the carrying amount of our investment.

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$151,836	$—	$—	$151,836
Total	$151,836	$—	$—	$151,836

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$170,706	$—	$—	$170,706
Total	$170,706	$—	$—	$170,706

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, all investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments and contingent value rights are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of March 31, 2024 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$151,836	$—	$—	$151,836
Investments held by ISP Fund LP (1)	225,521	—	61,618	287,139
Equity investment - Armata Common Stock	104,821	—	—	104,821
Equity investment - Armata Warrants	—	47,067	—	47,067
Equity investment - InCarda Warrants	—	—	75	75
Convertible debt investment - Armata Note	—	—	64,254	64,254
Term loan investment - Armata July 2023 Term Loan	—	—	27,426	27,426
Term loan investment - Armata March 2024 Term Loan	—	—	35,479	35,479
Convertible debt investment - InCarda Note	—	—	436	436
Convertible debt investment - ImaginAb Note	—	—	2,894	2,894
Convertible debt investment - Gate Note	—	—	33,201	33,201
Total assets measured at estimated fair value	$482,178	$47,067	$225,383	$754,628
Liabilities
Debt
2025 Notes	$—	$205,325	$—	$205,325
2028 Notes	—	230,333	—	230,333
Total fair value of debt	$—	$435,658	$—	$435,658
Contingent value rights	—	—	325	325
Total liabilities measured at estimated fair value	$—	$435,658	$325	$435,983

(1)
The investments held by ISP Fund LP consisted of $225.7 million in equity investments, which included private placement positions of $61.6 million, and $61.4 million in money market funds, cash and interest receivable. A certain portion of the total capital contribution of $300.0 million is no longer subject to a 36-month lock-up period from the date of such capital contribution. However, we did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years.

	Estimated Fair Value Measurements as of December 31, 2023 Using:
	Quoted Price
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$170,706	$—	$—	$170,706
Investments held by ISP Fund LP (1)	251,207	—	60,605	311,812
Equity investment - Armata Common Stock	81,249	—	—	81,249
Equity investment - Armata Warrants	—	35,297	—	35,297
Convertible debt investment - Armata Note			51,883	51,883
Term loan investment - Armata July 2023 Term Loan	—	—	27,044	27,044
Convertible debt investment - Gate Note	—	—	27,972	27,972
Total assets measured at estimated fair value	$503,162	$35,297	$167,504	$705,963
Liabilities
Debt
2025 Notes	—	200,407	—	200,407
2028 Notes	—	227,070	—	227,070
Total fair value of debt	$—	$427,477	$—	$427,477
Contingent value rights	—	—	359	359
Total liabilities at estimated fair value	$—	$427,477	$359	$427,836

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

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

The Gate Convertible Note, the Armata Convertible Note, the Armata July 2023 Term Loan, the Armata March 2024 Term Loan, the InCarda Convertible Note, the InCarda Warrants, the ImaginAb Convertible Note, private placement positions held by ISP Fund LP, and contingent value rights are classified as Level 3 financial instruments as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies. There are uncertainties on the fair value measurement of the instruments classified under Level 3 due to the use of unobservable inputs and interrelationships between these unobservable inputs, which could result in higher or lower fair value measurements.

The fair values of our 2025 Notes and 2028 Notes are based on recent trading prices of the respective instruments.

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. We recognized goodwill of $11.5 million and $6.4 million from our acquisitions of Entasis and La Jolla, respectively, in 2022. The carrying amount of goodwill as of March 31, 2024 and December 31, 2023 was $17.9 million. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$219,700	$(30,763)	$188,937
In-process research and development		2,600	—	$2,600
Collaboration agreement	10	35,400	(3,042)	$32,358
Total		$257,700	$(33,805)	$223,895

	December 31, 2023
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$219,700	$(25,204)	$194,496
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(2,161)	33,239
Total		$257,700	$(27,365)	$230,335

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

We recognized amortization expense of $6.4 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively. Future amortization expense is expected to be $19.4 million for the remainder of 2024, $25.8 million for each of the years from 2025 to 2028 and $98.7 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Raw materials	$9,525	$11,257
Work-in-process	20,196	15,670
Finished goods	7,716	13,810
Total inventory	$37,437	$40,737

As of March 31, 2024 and December 31, 2023, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $16.1 million and $23.0 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $6.8 million for the three months ended March 31, 2024 and 2023.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued contract manufacturing expenses	$2,197	$1,966
Accrued clinical and research expenses	554	776
Accrued professional services	10,936	8,876
Current portion of lease liabilities	1,268	1,207
Royalty obligation payable	2,531	1,928
Accrued license fees and royalties	1,136	1,575
Other	5,125	3,370
Total other accrued liabilities	$23,747	$19,698

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Long-term portion of deferred royalty obligation	$70,057	$69,876
Long-term portion of lease liabilities	1,304	$1,635
Contingent value rights liability	325	359
Total other long-term liabilities	$71,686	$71,870

9. Stock-Based Compensation

Stock- Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2024	2023
Selling, general and administrative	$1,358	$1,152
Research and development	97	446
Total	$1,455	$1,598

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.1% - 4.3%	3.7% - 4.0%
Expected term (in years)	5.90 - 6.15	5.16 - 6.11
Volatility	36.7% - 36.8%	38.1% - 38.5%
Dividend yield	0.0%	0.0%

Weighted-average estimated fair value of stock options granted	$4.97 - $6.93	$5.40 - $5.42

10. Stockholders' Equity

On October 31, 2022, our board of directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of our outstanding shares of common stock. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including ongoing assessments of the capital needs of the business, the market price of our common stock, prevailing stock prices, general market conditions and other considerations. This program has no termination date, may be suspended or discontinued at any time at our discretion, and does not obligate us to acquire any amount of common stock. For the three months ended March 31, 2024, we have repurchased 634,107 shares in the open market at an average price of $15.24 per share for a total amount of approximately $9.7 million. All the repurchased shares were retired. Subsequent to March 31, 2024 and through April 25, 2024, we completed the program by repurchasing 352,821 shares in the open market at an average price of $14.91 per share for a total amount of approximately $5.3 million.

11. Debt

Our debt consists of the following:

	March 31,	December 31,
(In thousands)	2024	2023
2025 Notes	$192,500	$192,500
2028 Notes	261,000	261,000
Total debt	453,500	453,500
Less: Unamortized debt discount and issuance costs	(6,741)	(7,266)
Total long-term debt, net	$446,759	$446,234

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of our 2023 Notes, which matured on January 15, 2023.

The remaining balance of $96.2 million was fully paid upon the maturity date.

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

The annual effective interest rate on the 2025 Notes is 2.88%.

Our outstanding 2025 Notes balances consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(1,024)	(1,205)
Net carrying amount	$191,476	$191,295

The following table sets forth total interest expense recognized related to the 2025 Notes for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Contractual interest expense	$1,203	$1,203
Amortization of debt issuance costs	181	176
Total interest and amortization expense	$1,384	$1,379

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Principal	$261,000	$261,000
Debt issuance costs, net	(5,717)	(6,061)
Net carrying amount	$255,283	$254,939

The following table sets forth total interest expense recognized related to the 2028 Notes for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(In thousands)	2024	2023
Contractual interest expense	$1,387	$1,387
Amortization of debt issuance costs	344	335
Total interest and amortization expense	$1,731	$1,722

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of March 31, 2024 were as follows:

(In thousands)	March 31, 2024
Years ending December 31:
Remainder of 2024	$—
2025	192,500
2026	—
2027	—
2028	261,000
Total	$453,500

Deferred Royalty Obligation

As part of our acquisition of La Jolla, we recorded the fair value of its deferred royalty obligation in connection with La Jolla’s royalty financing agreement (“La Jolla Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the La Jolla Royalty Agreement, HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA® until either January 1, 2031 or when the maximum aggregate royalty payments have been made, whichever occurs first. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. The maximum royalty rate through December 31, 2013 was 14%. Starting January 1, 2024, the maximum royalty rate was increased to 18% based on the terms of the agreement. The La Jolla Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million.

For the three months ended March 31, 2024 and 2023, we recognized interest expense of $2.7 million and $1.2 million, respectively. The carrying value of the deferred royalty obligation as of March 31, 2024 and December 31, 2023 was $70.1 million and $69.9 million, respectively (refer to Note 8 “Balance Sheet Components”). During the three months ended March 31, 2024, we made royalty payments to HCR of $1.9 million. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of March 31, 2024 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. The annual effective interest rate of the deferred royalty obligation for the current period is 16.62%.

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of March 31, 2024, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid $20.0 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is immaterial and, therefore, not recognized as of March 31, 2024 and December 31, 2023. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the unaudited condensed consolidated statements of income.

12. Commitments and Contingencies

Operating Lease

We have operating leases for our corporate headquarters, office spaces and laboratory facilities.

The components of lease cost are as follows:

	Three months ended March 31,
(In thousands)	2024	2023
Straight line operating lease costs	$317	$357
Variable lease costs	4	48
Total lease costs	$321	$405

Supplemental cash flow information related to leases are as follows:

	Three months ended March 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:	$320	$389

As of March 31, 2024, our operating leases have weighted-average remaining term of approximately 2.1 years and the weighted average discount rate on our operating lease liabilities was 7.5%.

Future minimum payments on our operating leases as of March 31, 2024 were as follows:

(In thousands)	March 31, 2024
Years ending December 31:
Remainder of 2024	$1,052
2025	1,428
2026	143
2027	149
Total undiscounted lease payments	2,772
Less: imputed interest	(200)
Total operating lease liabilities	$2,572

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

On February 22, 2023, La Jolla received a paragraph IV notice of certification (the “Second Notice Letter”) from Gland advising that Gland had amended its ANDA filing to include a paragraph IV certification alleging that all claims of the newly-issued and Orange Book-listed U.S. Patent No. 11,559,559 (the “’559 Patent”), which covers GIAPREZA®, are invalid, unenforceable and/or not infringed.

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

Fact discovery closed on March 31, 2024 and expert discovery will be complete by August 2, 2024. A trial date has not yet been set in this matter.

Given the early stage of this matter, we cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and have not recorded a contingent liability accrual as of March 31, 2024.

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

13. Income Taxes

We recorded a provision for income tax expense of $8.6 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective income tax rate for the three months ended March 31, 2024 was 19.0% compared to 15.3% for the same period in 2023. The income tax expense for the three months ended March 31, 2024 and 2023 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the three months ended March 31, 2024 was lower than the expense computed at the U.S. federal statutory income tax rate due primarily to foreign-derived intangible income tax deduction and R&D credit, partially offset by non-deductible expenses and state income taxes.

14. Subsequent Event

On April 11, 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments aggregating to approximately $30.0 million through December 31, 2027.

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

Important factors that we believe could cause actual results or events to differ materially from our forward‑looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, GIAPREZA®, XERAVA® and XACDURO® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company's growth strategy and corporate development initiatives); the timing, manner, and amount of potential capital returns to shareholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; and projections of revenue, expenses and other financial items; the impact of the novel coronavirus (“COVID-19”); the timing, manner and amount of capital deployment, including potential capital returns to stockholders; and risks related to the Company’s growth strategy and risks discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024, and as amended on March 5, 2024 and March 22, 2024 (“2023 Form 10-K”), and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part I of our 2023 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q entitled “Risk Factors,” which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of our 2023 Form 10-K and Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including on Form 10-K, Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

OVERVIEW

Executive Summary

Innoviva, Inc. (and where context requires, together with its subsidiaries referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is a company with a portfolio of royalties and innovative healthcare assets. Our royalty portfolio contains respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the Long-Acting

Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA®, which tier upward at a range from 6.5% to 10%.

We expanded our portfolio through the acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) on July 11, 2022 and the acquisition of La Jolla Pharmaceutical Company (“La Jolla”) on August 22, 2022. Our commercial and marketed products include GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock, and XERAVA® (eravacycline) approved for the treatment of complicated intra-abdominal infections in adults. Our third product, XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) for the treatment of hospital-acquired and ventilator-associated pneumonias caused by Acinetobacter in adults on May 23, 2023. We commenced commercial sales of XACDURO® in the third quarter of 2023. Our development pipeline includes zoliflodacin, an investigational treatment for uncomplicated gonorrhea that reported positive data in a pivotal Phase 3 clinical trial on November 1, 2023. As such, we have a wholly owned robust critical care and infectious disease operating platform with a hospital focus anchored by three differentiated products with significant growth potential and a promising drug candidate.

In addition, we own other strategic healthcare assets, such as a large equity stake in Armata Pharmaceuticals (“Armata”), a leader in development of bacteriophages with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies.

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

First Quarter 2024 and Recent Highlights:

GSK Net Sales

•
First quarter 2024 net sales of RELVAR®/BREO® ELLIPTA® by GSK were $347.6 million with $125.0 million in net sales from the U.S. market and $222.6 million from non-U.S. markets.
•
First quarter 2024 net sales of ANORO® ELLIPTA® by GSK were $149.7 million with $56.1 million net sales from the U.S. market and $93.6 million from non-U.S. markets.

Key Business and R&D Highlights

•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use: targeted antibacterial for patients with HABP/VABP caused by Acinetobacter
o
Following the launch in September 2023, commercial efforts continue to deliver strong performance with growing numbers of health systems integrating XACDURO® into their protocols.
•
Zoliflodacin: a potential first-in-class, single dose, oral antibiotic in development for the treatment of patients with uncomplicated gonorrhea
o
Positive Phase 3 zoliflodacin clinical trial results highlighted in an oral presentation given by the Company’s non-profit partner, The Global Antibiotic Research & Development Partnership (GARDP), at the European Society of Clinical Microbiology and Infectious Disease Global Congress (ESCMID Global 2024).
o
The data showed at that in the micro-intent-to-treat population (n=744), zoliflodacin achieved a microbiological cure rate of 90.9%, a 5.3% difference compared to ceftriaxone and azithromycin, the current global standard of care, which achieved a 96.2% cure rate (95% CI: 1.4%, 8.7%). Microbiological cure rates at extragenital sites were comparable between treatment arms (secondary endpoints). Zoliflodacin was generally well tolerated and emergent adverse events were comparable between treatment arms (46.2% vs 46.4%). No deaths or other serious adverse events were reported.

o
The Company expects a New Drug Application to be submitted to the FDA during the first quarter of 2025.

Strategic Healthcare Assets

•
Our portfolio of strategic assets under the Company’s various subsidiaries was valued at $628.4 million as of March 31, 2024, compared to $561.0 million as of December 31, 2023. In the first quarter 2024, Innoviva invested an additional $35.0 million in one of our assets, Armata, to help advance its lead therapeutic phage candidates. In addition, Innoviva invested an additional $5.8 million, with accrued interest, in Gate Neurosciences (“Gate”) to support its strategy of developing next generation targeted CNS therapies, and an additional $2.7 million into ImaginAb Inc. (“ImaginAb”) to support its radiopharmaceutical platform.

Corporate Updates

•
In April 2024, Derek Small, an accomplished biopharmaceutical entrepreneur and executive, joined the Company’s Board of Directors.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as described in the Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024, and as amended on March 5 and 22, 2024.

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Royalties - RELVAR/BREO	$52,138	$50,883	$1,255	2%
Royalties - ANORO	9,733	9,431	302	3%
Total royalties	61,871	60,314	1,557	3%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*
Total net royalty revenue	$58,415	$56,858	$1,557	3%

*Not Meaningful

Total net royalty revenue increased to $58.4 million for the three months ended March 31, 2024, compared to $56.9 million for the same period a year ago. The increase of total net royalty revenue was primarily due to sales growth in both RELVAR®/BREO®ELLIPTA® and ANORO® ELLIPTA®.

Net Product Sales

Net product sales recognized for the three months ended March 31, 2024 was $19.1 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $12.1 million, $4.8 million and $2.2 million, respectively.

For the comparative period in 2023, our net product sales amounted to $11.5 million, consisting of net sales of GIAPREZA® and XERAVA® for $9.0 million and $2.5 million, respectively. XACDURO® was not commercially available until September 2023.

License Revenue

We recognized $8.0 million in license revenue for the first quarter of 2023 as a result of achievement of a regulatory milestone under our license agreement with Everest.

Research and Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Research and development	$3,878	$12,588	$(8,710)	(69)%

Research and development expenses consist of the following:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Compensation and related personnel costs	$1,561	$3,472	$(1,911)	(55)%
External services	1,649	8,147	(6,498)	(80)%
Facilities related	438	616	(178)	(29)%
Other	230	353	(123)	(35)%
Total research and development expense	$3,878	$12,588	$(8,710)	(69)%

Research and development expenses, which are mainly attributable to post-marketing commitments required by the FDA and ongoing product developments, were $3.9 million for the three months ended March 31, 2024. Research and development expenses for the three months ended March 31, 2023, which were mainly attributable to the product development efforts for XACDURO®, were $12.6 million. The decrease was primarily a result of the FDA approval of XACDURO® in May 2023 and personnel transfers from the research development function to general and administrative function after the FDA approval.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Selling, general and administrative	$30,405	$19,735	$10,670	54%

Selling, general and administrative expenses increased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the reallocation of resources from the research development function to general and administrative function after the FDA approval of XACDURO®, as well as increased efforts in sales and marketing of our marketed products.

Interest and dividend income and other expense, net

Interest and dividend income and other expense, net, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Interest and dividend income	$(4,399)	$(3,365)	$(1,034)	31%
Other expense, net	$1,236	$1,346	$(110)	(8)%

Interest and dividend income increased for the three months ended March 31, 2024, compared to the same periods a year ago due to higher interest rates and higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, was primarily expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Interest expense	$5,851	$4,427	$1,424	32%

Interest expense for the three months ended March 31, 2024 comprised mainly of the contractual interest expense and the amortization of debt issuance costs for our 2025 Notes and 2028 Notes, as well as effective interest expense on our deferred royalty obligation. Interest expense for the three months ended March 31, 2023 included the amount on the 2023 Notes until the notes were fully paid off on January 15, 2023. The increase for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was mainly due to higher effective interest rate on our deferred royalty obligation as a result of higher sales performance of GIAPREZA®.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Changes in fair values of equity method investments, net	$(35,342)	$(15,817)	$(19,525)	123%
Changes in fair values of equity and long-term investments, net	$13,335	$2,164	$11,171	*

*Not Meaningful

The changes in fair values of equity method investments for the three months ended March 31, 2024 were more favorable mainly due to Armata's higher stock prices during this period. We recorded $35.3 million and $15.8 million in unrealized gain for the three months ended March 31, 2024 and 2023, respectively, related to our equity method investments in Armata.

The changes in fair values of other equity and long-term investments primarily reflected the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Gate, ImaginAb and those investments managed by ISP Fund LP. We recorded $26.2 million of net negative changes in fair values of equity and long-term investments related to the investments managed by ISP Fund LP, partially offset by $13.2 million in unrealized gain for the three months ended March 31, 2024 related to other long-term investments we made in Armata.

Provision for Income Taxes

We recorded a provision for income tax expense of $8.6 million for the three months ended March 31, 2024, compared to a provision for income tax expense of $6.3 million for the three months ended March 31, 2023, respectively. The effective income tax rate for the three months ended March 31, 2024 and 2023 was 19.0% and 15.3%, respectively.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaboration arrangement. For the three months ended March 31, 2024, we generated gross royalty revenues from GSK of $61.9 million and net product sales of $19.1 million. Net cash and cash equivalents totaled $178.4 million, royalties receivables from GSK totaled $61.9 million and accounts receivable associated with our product sales totaled $14.1 million as of March 31, 2024.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Net cash provided by operating activities	$37,047	$25,684	$11,363
Net cash used in investing activities	$(43,038)	$(35,722)	$(7,316)
Net cash used in financing activities	$(9,165)	$(136,962)	$127,797

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $37.0 million, consisting primarily of our net income of $36.5 million, adjusted for net non-cash items, which included $6.8 million of amortization of inventory fair value step-up adjustment, $6.4 million of amortization of acquired intangible assets, $3.5 million of amortization of capitalized fees and depreciation of property and equipment, $3.2 million of deferred income taxes, partially offset by $22.0 million of net changes in fair value of our investments and $2.0 million net changes in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 of $43.0 million primarily consisted of $43.1 million in purchases of trading securities and $8.8 million in purchases of equity and long-term investments managed by ISP Fund LP. The use of cash for investing activities was partially offset by net proceeds of $5.3 million from the sales of equity investments managed by ISP Fund LP and $3.4 million from the sale of other investments managed by ISP Fund LP.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 of $9.2 million was primarily due to $9.6 million for the repurchase of common stock under our current stock repurchase program.

Net cash used in financing activities for the three months ended March 31, 2023 of $137.0 million was primarily due to the payments of $96.2 million upon maturity of the 2023 Notes in January 2023 and $40.7 million for the repurchase of common stock under our current stock repurchase program.

Contractual Obligations

As of March 31, 2024, our notes payable obligation included $192.5 million related to our 2025 Notes and $261.0 million related to our 2028 Notes, which are due in 2025 and 2028, respectively. Under the terms of the 2025 Notes and 2028 Notes, we will make interest payments of 2.5% and 2.125%, respectively, of outstanding principal. Refer to Note 11, “Debt” to the Condensed Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases were $2.8 million, with approximately $1.1 million payable through December 31, 2024, approximately $1.4 million payable in 2025, and approximately $0.1 million payable in 2026 and 2027. Refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements for more information.

As part of our acquisition of La Jolla, we recognized its deferred royalty obligation in connection with La Jolla Royalty Agreement with HCR. Under the terms of the Agreement, HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA® until either January 1, 2031 or when the maximum aggregate royalty payments have been made, whichever occurs first. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. The maximum royalty rate through December 31, 2023 was 14%. Starting January 1, 2024, the maximum royalty rate was increased to 18% based on the terms of the agreement. The La Jolla Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2024, our debt bears fixed interest rates and we had no outstanding debt with variable interest rate. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of certain or our investments in equity and debt securities. Fluctuations in the underlying fair value of the investments could result in material gains or losses. Refer to Note 6 “Equity and Other Investments and Fair Value Measurements” to the Condensed Consolidated Financial Statements for more information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2024, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fact discovery closed on March 31, 2024 and expert discovery will be complete by August 2, 2024. A trial date has not yet been set in this matter.

Given the early stage of this matter, we cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and have not recorded a contingent liability accrual as of March 31, 2024.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2023 Form 10-K. There have been no material changes to the risk factors described in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer

The following table reflects share repurchases of our common stock for the three months ended March 31, 2024.

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	4,916	$16.16	4,916	$14,931,943
February 1, 2024 to February 29, 2024	126,910	15.92	126,910	12,911,998
March 1, 2024 to March 31, 2024	502,281	15.06	502,281	5,346,534
Total	634,107	$15.24	634,107

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

Innoviva, Inc.

Date: May 8, 2024	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	/s/ Stephen Basso
Stephen Basso
Chief Financial Officer
(Principal Financial Officer)