Form 10-Q
period 2024-06-30
Innoviva, Inc.
filed 2024-07-31
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of registrant’s common stock outstanding on July 24, 2024 was 62,562,495.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$217,003	$193,513
Accounts receivable	26,782	14,454
Receivables from collaboration arrangement	67,198	69,621
Inventory	36,664	40,737
Prepaid expenses	8,484	21,630
Other current assets	2,146	4,264
Total current assets	358,277	344,219
Property and equipment, net	427	483
Equity method investments	91,780	116,546
Equity and long-term investments	444,655	444,432
Capitalized fees paid, net	76,872	83,784
Right-of-use assets	3,118	2,536
Goodwill	17,905	17,905
Intangible assets	217,455	230,335
Deferred tax assets, net	11,446	—
Other assets	2,982	3,267
Total assets	$1,224,917	$1,243,507
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,039	$6,717
Accrued personnel-related expenses	4,757	7,020
Accrued interest payable	3,422	3,422
Deferred revenue	855	1,277
Other accrued liabilities	17,133	19,698
Total current liabilities	28,206	38,134
Long-term debt, net of discount and issuance costs	447,282	446,234
Other long-term liabilities	72,065	71,870
Deferred tax liabilities, net	—	563
Income tax payable, long-term	11,849	11,751
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 62,562 and 63,307 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	626	633
Treasury stock: at cost, nil and 32,005 shares as of June 30, 2024 and December 31, 2023, respectively	—	(393,829)
Additional paid-in capital	688,231	1,093,340
Accumulated deficit	(23,342)	(25,189)
Total stockholders’ equity	665,515	674,955
Total liabilities and stockholders’ equity	$1,224,917	$1,243,507

*Condensed consolidated balance sheet has been derived from audited consolidated financial statements as of December 31, 2023.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended June 30, 2024 and 2023, and $6,912 in the six months ended June 30, 2024 and 2023	$63,742	$62,265	$122,157	$119,123
Net product sales	21,651	15,727	40,735	27,241
License revenue	14,505	3,000	14,505	11,000
Total revenue	99,898	80,992	177,397	157,364
Expenses:
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding amortization of intangible assets)	8,472	8,979	19,443	17,728
Cost of license revenue	—	—	—	1,600
Selling, general and administrative	27,740	23,542	58,145	43,277
Research and development	2,560	14,989	6,438	27,577
Amortization of acquired intangible assets	6,440	4,958	12,880	8,763
Changes in fair values of equity method investments, net	60,108	19,911	24,766	4,094
Changes in fair values of equity and long-term investments, net	30,556	83	43,891	2,247
Interest and dividend income	(3,474)	(3,553)	(7,873)	(6,918)
Interest expense	5,802	4,382	11,653	8,809
Other expense, net	973	1,896	2,209	3,242
Total expenses, net	139,177	75,187	171,552	110,419
Income (loss) before income taxes	(39,279)	5,805	5,845	46,945
Income tax expense (benefit), net	(4,594)	4,525	3,998	10,800
Net income (loss) and comprehensive income (loss)	$(34,685)	$1,280	$1,847	$36,145
Net income (loss) per share:
Basic	$(0.55)	$0.02	$0.03	$0.54
Diluted	$(0.55)	$0.02	$0.03	$0.46
Shares used to compute net income (loss) per share:
Basic	62,526	65,341	62,856	66,557
Diluted	62,526	65,489	63,064	88,175

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2024
				Retained
			Additional	Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
Balance as of January 1, 2024	63,307	$633	$1,093,340	$(25,189)	32,005	$(393,829)	$674,955
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	124	1	403	—	—	—	404
Repurchase of common stock	(634)	(6)	(9,659)	—	—	—	(9,665)
Stock-based compensation	—	—	1,455	—	—	—	1,455
Net income	—	—	—	36,532	—	—	36,532
Balance as of March 31, 2024	62,797	628	1,085,539	11,343	32,005	(393,829)	703,681
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	118	1	135	—	—	—	136
Repurchase of common stock	(353)	(3)	(5,257)	—	—	—	(5,260)
Retirement of treasury stock	—	—	(393,829)	—	(32,005)	393,829	—
Stock-based compensation	—	—	1,643	—	—	—	1,643
Net loss	—	—	—	(34,685)	—	—	(34,685)
Balance as of June 30, 2024	62,562	$626	$688,231	$(23,342)	—	$—	$665,515

	Six Months Ended June 30, 2023
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of January 1, 2023	69,188	$692	$1,163,836	$(204,911)	32,005	$(393,829)	$565,788
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	55	1	(24)	—	—	—	(23)
Repurchase of common stock	(3,419)	(34)	(40,701)	—	—	—	(40,735)
Stock-based compensation	—	—	1,598	—	—	—	1,598
Net income	—	—	—	34,865	—	—	34,865
Balance as of March 31, 2023	65,824	659	1,124,709	(170,046)	32,005	(393,829)	561,493
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	177	2	78	—	—	—	80
Repurchase of common stock	(776)	(8)	(9,278)	—	—	—	(9,286)
Stock-based compensation	—	—	1,520	—	—	—	1,520
Net income	—	—	—	1,280	—	—	1,280
Balance as of June 30, 2023	65,225	$653	$1,117,029	$(168,766)	32,005	$(393,829)	$555,087

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$1,847	$36,145
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(12,009)	533
Amortization of capitalized fees and depreciation of property and equipment	6,986	6,954
Amortization of acquired intangible assets	12,880	8,763
Inventory fair value step-up adjustment included in cost of products sold	10,306	13,750
Stock-based compensation	3,098	3,118
Amortization of debt discount and issuance costs	1,048	1,032
Changes in fair values of equity method investments, net	24,766	4,094
Changes in fair values of equity and long-term investments, net	43,891	2,247
Accrued interest income added to long-term investments	—	(1,482)
Other non-cash items	(153)	1,061
Changes in operating assets and liabilities:
Accounts receivable	(12,328)	(5,874)
Receivables from collaboration arrangement	2,423	(11,049)
Inventory	(6,233)	(4,699)
Prepaid expenses	13,146	9,024
Other assets	1,604	1,534
Accounts payable	(4,678)	1,653
Accrued personnel-related expenses and other accrued liabilities	(5,950)	(3,260)
Accrued interest payable	—	(937)
Income tax payable	543	99
Deferred revenue	(422)	1,160
Net cash provided by operating activities	80,765	63,866
Cash flows from investing activities
Purchases of trading securities	(43,136)	—
Purchases of equity and long-term investments	—	(35,689)
Purchases of equity investments managed by ISP Fund LP	(30,892)	(17,784)
Sales of equity investments managed by ISP Fund LP	5,976	2,482
Purchases and sales of other investments managed by ISP Fund LP, net	24,916	15,302
Purchases of property and equipment	—	(33)
Sale of property and equipment	98	—
Net cash used in investing activities	(43,038)	(35,722)
Cash flows from financing activities
Repurchase of common stock	(14,777)	(50,021)
Repurchase of shares to satisfy tax withholding	(105)	(54)
Proceeds from issuances of common stock, net	645	111
Payment for repurchase of convertible subordinated notes due 2023	—	(96,204)
Net cash used in financing activities	(14,237)	(146,168)
Net increase (decrease) in cash and cash equivalents	23,490	(118,024)
Cash and cash equivalents at beginning of period	193,513	291,049
Cash and cash equivalents at end of period	$217,003	$173,025

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,179	$6,202
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accrued interest income converted to long-term investments	$799	$—

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

We also generate revenue from product sales of GIAPREZA® and XERAVA®. Additionally, we generate revenue from product sales of XACDURO®, which was commercially launched in September 2023. In the U.S., hospitals and other healthcare organizations generally acquire our products through a network of specialty distributors, which are regarded as our customers for accounting purposes. We do not believe that the loss of one of these distributors would significantly impact our ability to distribute our products, as we expect that sales volume would be absorbed by either new or remaining distributors. Three of our customers each account for 32%, 23% and 27%, respectively, of our net product sales for the three months ended June 30, 2024, and 34%, 24% and 25%, respectively, for the six months ended June 30, 2024. These same customers account for 31%, 21% and 18%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of June 30, 2024. Three of our customers each account for 37%, 29% and 27%, respectively, of our net product sales for the three months ended June 30, 2023, and 35%, 30% and 29%, respectively, for the six months ended June 30, 2023. These same customers account for 29%, 19% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our condensed consolidated balance sheet as of December 31, 2023.

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

Revenue Recognition

We apply the guidance on principal versus agent considerations under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), to determine the appropriate treatment for the transactions between us and third parties. The classification of transactions under our arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Any consideration related to activities in which we are considered the principal, which includes being in control of the good or service before such good or service is transferred to the customer, are accounted for as product sales.

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

License Revenue

At the inception of a licensing arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price. We generally include these milestone payments in the transaction price when they are achieved because there is considerable uncertainty in the research and development processes that trigger receipt of these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency. For a licensing arrangement that includes services, we will recognize revenue over time using an input method, representing the transfer of goods or services as we perform activities over the term of the arrangement.

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

Related Party

Sarissa Capital owned 11.6% of our outstanding common stock as of June 30, 2024. Transactions with Sarissa Capital are described in Note 5, “Consolidated Entity”. Sarissa Capital is considered to be a related party because two of its principals are members of our board of directors.

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

2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the “2023 Notes”) up until its maturity date on January 15, 2023, our convertible senior notes due 2025 (the “2025 Notes”) and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for dilutive potential common stock equivalents.

The following table shows the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss), basic	$(34,685)	$1,280	$1,847	$36,145
Add: interest expense on 2023 Notes, net of tax effect	—	—	—	71
Add: interest expense on 2025 Notes, net of tax effect	—	—	—	2,050
Add: interest expense on 2028 Notes, net of tax effect	—	—	—	2,554
Net income (loss), diluted	$(34,685)	$1,280	$1,847	$40,820
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	62,526	65,341	62,856	66,557
Dilutive effect of 2023 Notes	—	—	—	376
Dilutive effect of 2025 Notes	—	—	—	11,150
Dilutive effect of 2028 Notes	—	—	—	9,955
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	—	148	208	137
Weighted-average shares used to compute diluted net income (loss) per share	62,526	65,489	63,064	88,175
Net income (loss) per share
Basic	$(0.55)	$0.02	$0.03	$0.54
Diluted	$(0.55)	$0.02	$0.03	$0.46

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,897	1,319	1,542	1,260
Outstanding stock warrant	591	591	591	591
Outstanding 2025 Notes	11,150	11,150	11,150	—
Outstanding 2028 Notes	9,955	9,955	9,955	—
Total	23,593	23,015	23,238	1,851

3. Revenue Recognition

Net Revenue from Collaboration Arrangement

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Royalties - RELVAR/BREO	$53,980	$54,454	$106,118	$105,337
Royalties - ANORO	$13,218	11,267	$22,951	20,698
Total royalties	67,198	65,721	129,069	126,035
Less: amortization of capitalized fees paid	(3,456)	(3,456)	(6,912)	(6,912)
Total net royalty revenue	$63,742	$62,265	$122,157	$119,123

Net Product Sales

Our net product sales were $21.7 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $13.1 million, $6.2 million and $2.4 million, respectively, for the three months ended June 30, 2024. Our net product sales were $40.7 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $25.2 million, $10.9 million and $4.6 million, respectively, for the six months ended June 30, 2024. We derived approximately 87% and 89% of our net product sales from customers located in the U.S for the three and six months ended June 30, 2024, respectively.

Our net product sales were $15.7 million, consisting of net sales of GIAPREZA® and XERAVA® for $11.2 million and $4.5 million, respectively, for the three months ended June 30, 2023. Our net product sales were $27.2 million, consisting of net sales of GIAPREZA® and XERAVA® for $20.2 million and $7.0 million, respectively, for the six months ended June 30, 2023. We derived approximately 94% and 96% of our net product sales from customers located in the U.S for the three and six months ended June 30, 2023, respectively.

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

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay us a tiered royalty equal to from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the three and six months ended June 30, 2024 and 2023 were not material. SUL-DUR was approved by China’s National Medical Products Administration in May 2024, and we recognized $8.0 million in license revenue for the three and six months ended June 30, 2024 under this agreement. This amount is included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of June 30, 2024. Following the approval of XACDURO® by the FDA in May 2023, we recognized $3.0 million in license revenue for the three and six months ended June 30, 2023.

On April 24, 2024, we entered into an amendment to the Zai Agreement (the “Amended Zai Agreement”), pursuant to which Zai Lab shall share costs associated with certain new manufacturing and technology transfer activities for XACDURO® (the “Services”), which were not contemplated under the Zai Agreement and are crucial for regulatory approval in the Asia-Pacific region. We determined that the Amended Zai Agreement falls within the scope of ASC 606 and Zai Lab is a customer in this arrangement as the Services are an output of our ordinary activities. We have determined that the Services represent the only performance obligation and are distinct from the performance obligations under the original Zai Agreement. In addition, the costs we incur in performing the Services most accurately depict the transfer of value to Zai Lab and maximize the use of observable inputs for measuring progress, therefore, we recognize revenue from this arrangement as the costs related to Services are incurred. We recognized $6.5 million in license revenue for the three and six months ended June 30, 2024, under the Amended Zai Agreement. This amount is included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of June 30, 2024.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. We recorded reimbursements from GARDP under this agreement as reduction to research and development expense. Relevant amounts for the three and six months ended June 30, 2024 and 2023 were not material.

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

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License will be subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. We have not recognized any revenue from PAION related to commercial milestones from the date of acquisition of La Jolla to June 30, 2024. Royalty revenue recognized under this agreement for the three and six months ended June 30, 2024 and 2023 was not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla will supply PAION a minimum quantity of GIAPREZA® and XERAVA® through July 13, 2024. The PAION supply agreement automatically renewed and will expire until the earlier of July 13, 2027, or until a new supply agreement is executed. During the term of the supply agreement, we will be reimbursed for direct and certain indirect manufacturing costs at cost. We did not recognize any cost reimbursements under this agreement for the three and six months ended June 30, 2024 and 2023.

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

Everest Medicines Limited

Pursuant to the Everest Medicines Limited (“Everest”) License, La Jolla granted Everest an exclusive license to develop and commercialize XERAVA® for the treatment of complicated intra-abdominal infections (“cIAI”) and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). Under the Everest License, we recognized $8.0 million in license revenue for the six months ended June 30, 2023 as a result of our achievement of a regulatory milestone during the period. We are eligible to receive additional sales milestone payments of up to an aggregate of $20.0 million.

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue recognized for the three and six months ended June 30, 2024 was $1.2 million and $1.8 million, respectively. Royalty revenue recognized for the three and six months ended June 30, 2023 was not material.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. Under the Everest Supply Agreement, we are reimbursed for direct and certain indirect manufacturing costs at 110% of cost. Revenue recognized under this agreement for the three and six months ended June 30, 2024 was $0.8 million and $1.7 million, respectively. Revenue recognized under this agreement for the three and six months ended June 30, 2023 was not material.

In-License Agreements

George Washington University

Pursuant to the George Washington University (“GW”) License, GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA®. Amounts recognized under this agreement for the three and six months ended June 30, 2024 were $0.7 million and $1.4 million, respectively. Amounts recognized under this agreement for the three and six months ended June 30, 2023 were not material.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. Amounts recognized under this agreement for the three and six months ended June 30, 2024 were $0.5 million and $1.2 million, respectively. For the six months ended June 30, 2023, we recognized $1.6 million in cost of license revenue under this agreement as a result of the license revenue we earned under the out-licensing agreement with Everest for the same period.

Paratek Pharmaceuticals, Inc.

Pursuant to the Paratek Pharmaceuticals, Inc. (“Paratek”) License, Paratek non-exclusively licensed to La Jolla certain intellectual property rights relating to XERAVA®, including non-exclusive rights to certain issued patents and patent applications covering XERAVA®. We were obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA®. Our obligation to pay royalties with respect to the licensed product was retroactive to the date of the first commercial sale of XERAVA® and continued until there were no longer any valid claims of the Paratek patents, which expired in October 2023. Amounts recognized under this agreement for the three and six months ended June 30, 2023 were not material.

Business Transfer and Subscription Agreement with AstraZeneca

Entasis entered into a Business Transfer and Subscription Agreement with AstraZeneca, AstraZeneca UK Limited and AstraZeneca Pharmaceuticals LP (collectively, “AstraZeneca”) (the “AstraZeneca Agreement”) in 2015, which was amended and restated through 2018, pursuant to which Entasis obtained, among other things, worldwide rights to durlobactam and zoliflodacin. Under the AstraZeneca Agreement, we are obligated to pay AstraZeneca a one-time milestone payment of $5.0 million within three months of achieving a specified cumulative net sales milestone for durlobactam. We are also obligated to pay AstraZeneca a one-time milestone payment of $10.0 million within two years of achieving the first commercial sale of zoliflodacin. Additionally, we are obligated to pay AstraZeneca tiered, single-digit royalties on the annual worldwide net product sales of durlobactam and, the lesser of tiered, single-digit royalties on the worldwide annual net sales of zoliflodacin and a specified share of the royalties we receive from sublicensees of zoliflodacin. Royalties on sales of zoliflodacin do not include sales by GARDP in low-income and specified middle-income countries as discussed above. Our obligation to make these royalty payments expires with respect to each product on a country-by-country basis upon the later of (i) the 10-year anniversary of the first commercial sale of a product in each such country or (ii) when the last patent right covering a product expires in each such country.

The royalty expense in respect of durlobactam arising from our net product sales of XACDURO® for the three and six months ended June 30, 2024 was not material.

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

As of June 30, 2024, we continued to hold approximately 100% of the economic interest of the Partnership. As of June 30, 2024 and December 31, 2023, total assets of the Partnership were $270.0 million and $311.8 million, respectively, of which the majority was attributable to equity and long-term investments. As of June 30, 2024 and December 31, 2023, total liabilities were $0.6 million and $0.1 million, respectively. The partnership’s assets can only be used to settle its own obligations. During the three and six months ended June 30, 2024, we recorded $0.1 million and $0.3 million, respectively, of net investment-related expense incurred by the Partnership and $15.8 million and $42.0 million, respectively, of net negative changes in fair values of equity and long-term investments in the unaudited condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2023, we recorded $0.6 million and $0.1 million, respectively, of net investment-related income earned by the Partnership, and $3.8 million of net positive changes and $0.3 million of net negative changes, respectively, in fair values of equity and long-term investments in the unaudited condensed consolidated statements of income and comprehensive income.

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

On February 9, 2022, ISO entered into a securities purchase agreement with Armata to acquire 9,000,000 shares of Armata common stock and warrants to purchase 4,500,000 additional shares of common stock with an exercise price of $5.00 per share for $45.0 million. The investment closed in two tranches on February 9, 2022 and March 31, 2022. The investment is intended to aid Armata in advancing its clinical pipeline and strengthening its bacteriophage platform. On February 9, 2022, Armata also entered a second amended and restated voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members or amend the bylaws of Armata to reduce the maximum number of directors or set the number of directors who may serve on the board of Armata. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. In addition, as of February 9, 2022, Armata entered into an amended and restated investor rights agreement with the Company and ISO, pursuant to which for as long as the Company and ISO hold at least 12.5% of the outstanding shares of Armata’s common stock on a fully-diluted, the Company and ISO shall have the right to designate two directors to Armata’s board of directors, and for so long as the Company and ISO hold at least 8%, but less than 12.5%, of the outstanding shares of Armata’s common stock on a fully-diluted basis, the Company and ISO shall have the right to designate one director to Armata’s board of directors, subject to certain conditions and qualifications set forth in the amended and restated investor rights agreement. On July 10, 2023, Armata entered into an amendment to the amended and restated investor rights agreement with the Company and ISO, pursuant to which the Company and ISO agreed that the voting agreement will expire on the earlier of the fifth anniversary of the original agreement's effective date, January 26, 2021, or the approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. As of June 30, 2024, three of the seven members of Armata’s board of directors are also members of the board of directors of Innoviva. As of June 30, 2024 and December 31, 2023, the Company and ISO owned approximately 69.4% of Armata’s common stock.

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

As of June 30, 2024, the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note, the Armata July 2023 Term Loan and the Armata March 2024 Term Loan were estimated at $69.0 million, $22.8 million, $47.7 million, $28.0 million, and $36.4 million, respectively. As of December 31, 2023, the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note and the Armata July 2023 Term Loan were estimated at $81.2 million, $35.3 million, $51.9 million and $27.0 million, respectively.

For the Armata common stock and warrants, we recorded $60.1 million and $24.8 million in unrealized loss for the three and six months ended June 30, 2024, respectively, and $19.9 million and $4.1 million in unrealized loss for the three and six months ended June 30, 2023, respectively, as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the Armata Convertible Note, we recorded $16.6 million and $4.2 million in unrealized loss for the three and six months ended June 30, 2024, respectively, and $1.7 million unrealized loss and $1.1 million unrealized gain for the three and six months ended June 30, 2023, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statement of income and comprehensive income.

For the July 2023 Armata Term Loan, we recorded $0.6 million and $1.0 million in unrealized gain for three and six months ended June 30, 2024, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income. For the March 2024 Armata Term Loan, we recorded $0.9 million and $1.4 million for the three and six months ended June 30, 2024, respectively, in unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Revenue	$966	$796	$2,494	$1,847
Loss from operations	$(10,228)	$(11,346)	$(16,806)	$(21,674)
Net loss	$(25,021)	$(14,490)	$(44,868)	$(24,804)

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and a warrant to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) (the “InCarda 2020 Warrant”) for $15.8 million, which included $0.8 million of transaction costs. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. The investment is intended to fund the ongoing clinical development of InRhythmTM (flecainide for inhalation), InCarda’s lead program, for the treatment of a recent-onset episode of paroxysmal atrial fibrillation. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to Innoviva’s wholly-owned subsidiary, Innoviva TRC Holdings, LLC (“ITH”) all of TRC’s ownership interests and investments in InCarda. ITH has the right to designate one member to InCarda’s board of directors. As of June 30, 2024, none of InCarda’s six board members was designated by ITH. We did not exercise the InCarda 2020 Warrant which expired in March 2023 and wrote off its carrying value of $0.1 million during the three months ended March 31, 2023.

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

As of June 30, 2024 and December 31, 2023, we held 9.1% and 8.1%, respectively, of InCarda equity ownership. Our investment in InCarda does not provide us with the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

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

As of June 30, 2024 and December 31, 2023, we recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets $4.8 million in carrying amount of InCarda’s Series C preferred stock and $0.1 million in fair value of the InCarda Series D Warrants. As of June 30, 2024 and December 31, 2023, we recognized as equity and long-term investments in the unaudited condensed consolidated balance sheets $2.7 million, for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative. As of June 30, 2024, we recorded $0.4 million in fair value of the InCarda Convertible Note as equity and long-term investments in the unaudited condensed consolidated balance sheet. During the three and six months ended June 30, 2024, there was immaterial changes in the carrying amount of our investments. During the three and six months ended June 30, 2023, we recorded $2.9 million and $3.0 million, respectively, in net unrealized loss as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income.

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

As of June 30, 2024, one of ImaginAb’s six board members was designated by ITH. As of June 30, 2024 and December 31, 2023, we held 11.8% and 12.4%, respectively, of ImaginAb equity ownership.

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

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock using the measurement alternative. We account for the ImaginAb Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. As of June 30, 2024 and December 31, 2023, our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock amounted to $7.6 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. As of June 30, 2024, we recorded $3.0 million in fair value of the ImaginAb Convertible Note as equity and long-term investments in the unaudited condensed consolidated balance sheet. During the three and six months ended June 30, 2024, we recorded $0.1 million and $0.3 million, respectively, in net unrealized gain on the ImaginAb Convertible Note as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income. There was no change in the carrying amount of our equity investments in ImaginAb.

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

We have accounted for the Gate Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised. As of June 30, 2024 and December 31, 2023, the fair value of the Gate Convertible Note was estimated at $33.5 million and $28.0 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $0.3 million unrealized gain and $0.3 million unrealized loss for the three and six months ended June 30, 2024, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income. We recorded $0.6 million in unrealized gain and a minimal amount in unrealized loss as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statement of income for the three and six months ended June 30, 2023, respectively.

Equity Investment in Nanolive

On February 18, 2022, TRC entered into an investment and shareholders agreement with Nanolive to purchase 18,750,000 shares of Nanolive Series C preferred stock for $9.8 million (equivalent to 9.0 million CHF). Nanolive SA is a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. $0.7 million was incurred for investment due diligence costs and execution and recorded as part of the equity and long-term investment in the condensed consolidated balance sheets. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to ITH all of TRC’s ownership interests and investments in Nanolive. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another stockholder, to Nanolive’s board. As of June 30, 2024, no Innoviva designee is serving on Nanolive’s six-member board. As of June 30, 2024 and December 31, 2023, we held 15.3% of Nanolive equity ownership.

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

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of June 30, 2024 and December 31, 2023, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets and there was no change to the carrying amount of our investment.

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$201,452	$—	$—	$201,452
Total	$201,452	$—	$—	$201,452

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$170,706	$—	$—	$170,706
Total	$170,706	$—	$—	$170,706

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, all available-for-sale investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments and contingent value rights are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of June 30, 2024 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$201,452	$—	$—	$201,452
Investments held by ISP Fund LP (1)	208,355	—	61,634	269,989
Equity investment - Armata Common Stock	68,961	—	—	68,961
Equity investment - Armata Warrants	—	22,819	—	22,819
Equity investment - InCarda Warrants	—	—	75	75
Convertible debt investment - Armata Note	—	—	47,670	47,670
Term loan investment - Armata July 2023 Term Loan	—	—	28,003	28,003
Term loan investment - Armata March 2024 Term Loan	—	—	36,373	36,373
Convertible debt investment - InCarda Note	—	—	436	436
Convertible debt investment - ImaginAb Note	—	—	2,972	2,972
Convertible debt investment - Gate Note	—	—	33,493	33,493
Total assets measured at estimated fair value	$478,768	$22,819	$210,656	$712,243
Liabilities
Debt
2025 Notes	$—	$210,948	$—	$210,948
2028 Notes	—	231,625	—	231,625
Total fair value of debt	$—	$442,573	$—	$442,573
Contingent value rights	—	—	214	214
Total liabilities measured at estimated fair value	$—	$442,573	$214	$442,787

(1)
The investments held by ISP Fund LP consisted of $231.4 million in equity investments, which included private placement positions of $61.6 million and $38.6 million in money market funds and cash. A certain portion of the total capital contribution of $300.0 million is no longer subject to a 36-month lock-up period from the date of such capital contribution. However, we did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years.

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

(1)
The investments held by ISP Fund LP consisted of $248.5 million in equity investments, which included private placement positions of $60.6 million, and $62.9 million in money market funds. A certain portion of the total capital contribution of $300.0 million is no longer subject to a 36-month lock-up period from the date of such capital contribution. However, we did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years.

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

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. We recognized goodwill of $11.5 million and $6.4 million from our acquisitions of Entasis and La Jolla, respectively, in 2022. The carrying amount of goodwill as of June 30, 2024 and December 31, 2023 was $17.9 million. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$219,700	$(36,321)	$183,379
In-process research and development		2,600	—	$2,600
Collaboration agreement	10	35,400	(3,924)	$31,476
Total		$257,700	$(40,245)	$217,455

	December 31, 2023
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$219,700	$(25,204)	$194,496
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(2,161)	33,239
Total		$257,700	$(27,365)	$230,335

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

We recognized amortization expense of $6.4 million and $12.9 million for the three and six months ended June 30, 2024, respectively. We recognized amortization expense of $5.0 million and $8.8 million for the three and six months ended June 30, 2023, respectively. Future amortization expense is expected to be $12.9 million for the remainder of 2024, $25.8 million for each of the years from 2025 to 2028 and $98.7 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials	$9,525	$11,257
Work-in-process	22,802	15,670
Finished goods	4,337	13,810
Total inventory	$36,664	$40,737

As of June 30, 2024 and December 31, 2023, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $12.7 million and $23.0 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $3.5 million and $10.3 million, respectively, for the three and six months ended June 30, 2024. The fair value adjustments recorded as part of cost of products sold amounted to $7.0 million and $13.8 million for the three and six months ended June 30, 2023, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accrued contract manufacturing expenses	$1,052	$1,966
Accrued clinical and research expenses	460	776
Accrued professional services	5,988	8,876
Current portion of lease liabilities	1,451	1,207
Current portion of deferred royalty obligations	663	—
Royalty obligation payable	2,646	1,928
Accrued license fees and royalties	1,465	1,575
Other	3,408	3,370
Total other accrued liabilities	$17,133	$19,698

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Long-term portion of deferred royalty obligation	$69,868	$69,876
Long-term portion of lease liabilities	1,983	$1,635
Contingent value rights liability	214	359
Total other long-term liabilities	$72,065	$71,870

9. Stock-Based Compensation

Stock- Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Selling, general and administrative	$1,567	$1,042	$2,925	$2,194
Research and development	76	478	173	924
Total	$1,643	$1,520	$3,098	$3,118

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.3% - 4.6%	3.50% - 3.76%	4.1% - 4.6%	3.50% - 4.0%
Expected term (in years)	5.07 - 6.13	5.50 - 6.16	5.07 - 6.15	5.16 - 6.16
Volatility	36.0%	38.0%	36.0% - 36.8%	38.0% - 38.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted-average estimated fair value of stock options granted	$6.21 - $6.71	$5.22 - $5.64	$4.97 - $6.93	$5.22 - $5.64

10. Stockholders' Equity

On October 31, 2022, our board of directors authorized a share repurchase program under which we may repurchase up to $100.0 million of our outstanding shares of common stock. The repurchase program authorized the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The share repurchase program was completed in April 2024. From January to April 2024, we repurchased 986,928 shares in the open market at an average price of $15.12 per share for a total amount of approximately $14.9 million. All repurchased shares were retired.

In April 2024, we retired all the shares held in treasury resulting from our strategic buyback of GSK’s common shares in the Company in 2021. We recorded the corresponding cost of treasury stock of $393.8 million in additional paid-in capital.

11. Debt

Our debt consists of the following:

	June 30,	December 31,
(In thousands)	2024	2023
2025 Notes	$192,500	$192,500
2028 Notes	261,000	261,000
Total debt	453,500	453,500
Less: Unamortized debt discount and issuance costs	(6,218)	(7,266)
Total long-term debt, net	$447,282	$446,234

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of our 2023 Notes, which matured on January 15, 2023.

The remaining balance of the 2023 Notes of $96.2 million was fully paid upon the maturity date.

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

The annual effective interest rate on the 2025 Notes is 2.88%.

Our outstanding 2025 Notes balances consisted of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(841)	(1,205)
Net carrying amount	$191,659	$191,295

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Contractual interest expense	$1,203	$1,203	$2,406	$2,406
Amortization of debt issuance costs	183	177	364	353
Total interest and amortization expense	$1,386	$1,380	$2,770	$2,759

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Principal	$261,000	$261,000
Debt issuance costs, net	(5,377)	(6,061)
Net carrying amount	$255,623	$254,939

The following table sets forth total interest expense recognized related to the 2028 Notes for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Contractual interest expense	$1,387	$1,387	$2,773	$2,773
Amortization of debt issuance costs	339	331	684	666
Total interest and amortization expense	$1,726	$1,718	$3,457	$3,439

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of June 30, 2024 were as follows:

(In thousands)	June 30, 2024
Years ending December 31:
Remainder of 2024	$—
2025	192,500
2026	—
2027	—
2028	261,000
Total	$453,500

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

For the three and six months ended June 30, 2024, we recognized interest expense of $2.7 million and $5.5 million, respectively. The carrying value of the deferred royalty obligation as of June 30, 2024 and December 31, 2023 was $70.5 million and $69.9 million, respectively (refer to Note 8 “Balance Sheet Components”). During the six months ended June 30, 2024, we made royalty payments to HCR of $4.1 million. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of June 30, 2024 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. The annual effective interest rate of the deferred royalty obligation for the current period is 16.52%.

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of June 30, 2024, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid $22.1 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is immaterial and, therefore, not recognized as of June 30, 2024 and December 31, 2023. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the unaudited condensed consolidated statements of income.

12. Commitments and Contingencies

Operating Lease

We have operating leases for our corporate headquarters, office spaces and laboratory facilities.

The components of lease cost are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Straight line operating lease costs	$279	$362	$596	$719
Variable lease costs	8	47	12	95
Total lease costs	$287	$409	$608	$814

Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$673	$778
Operating lease right-of-use asset obtained in exchange for operating lease obligations	$1,156	$—

As of June 30, 2024, our operating leases have weighted-average remaining term of approximately 2.9 years and the weighted average discount rate on our operating lease liabilities was 7.2%.

Future minimum payments on our operating leases as of June 30, 2024 were as follows:

(In thousands)	June 30, 2024
Years ending December 31:
Remainder of 2024	$792
2025	1,705
2026	435
2027	455
2028	325
Thereafter	83
Total undiscounted lease payments	3,795
Less: imputed interest	(361)
Total operating lease liabilities	$3,434

Purchase Commitments

In April 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of June 30, 2024, we have approximately $9.7 million, $6.8 million, $7.6 million and $6.1 million in outstanding purchase commitments under the agreement for the remainder of 2024 and for the years 2025, 2026 and 2027, respectively.

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

Fact discovery closed on March 31, 2024 and expert discovery is expected to be complete by August 16, 2024. A trial date has not yet been set in this matter.

Given the early stage of this matter, we cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and have not recorded a contingent liability accrual as of June 30, 2024.

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

13. Income Taxes

We recorded income tax benefit of $4.6 million for the three months ended June 30, 2024 and income tax expense of $4.0 million for the six months ended June 30, 2024, compared to the income tax expense of $4.5 million and $10.8 million for the three and six months ended June 30, 2023. The Company’s effective income tax rate for the six months ended June 30, 2024 was 68.4% compared to 25.7% for the same period in 2023. The income tax expense for the six months ended June 30, 2024 and 2023 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the six months ended June 30, 2024 was higher than the expense computed at the U.S. federal statutory income tax rate due primarily to valuation allowance against unrealized investment losses, state income taxes and nondeductible expenses, partially offset by foreign-derived intangible income tax deduction and research and development credits.

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

Second Quarter 2024 and Recent Highlights:

Financial Highlights

•
Second quarter 2024 gross royalty revenue from GSK was $67.2 million, compared to $65.7 million for the second quarter 2023.
•
Second quarter 2024 net product sales were $21.7 million, which included $13.1 million from GIAPREZA®, $6.2 million from XERAVA®, and $2.4 million from XACDURO®, a 38% increase compared to $15.7 million for the second quarter 2023.

Key Business and R&D Highlights

•
XACDURO®, co-packaged for intravenous use: targeted antibacterial for the treatment of patients with hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Acinetobacter baumannii calcoaceticus complex.
o
In May 2024, XACDURO® was approved in China by the National Medical Products Administration for use in Chinese patients 18 years of age and older.
o
In July 2024, XACDURO® was named as the preferred agent for the treatment of Carbapenem-resistant Acinetobacter baumannii infections, in combination with a carbapenem, in the updated 2024 IDSA treatment guidelines.
o
In July 2024, Galien Foundation announced XACDURO® as a nominee for highly prestigious Prix Galien USA, America’s preeminent prize acknowledging the leading-edge of scientific advances in life sciences, in Best Biotechnology Product category.
o
The World Health Organization considers Acinetobacter a top-priority pathogen worldwide that needs novel antibiotics.
•
XERAVA®, for injection is indicated for the treatment of complicated intra-abdominal infections (cIAI) caused by susceptible microorganisms in patients 18 years or older.

o
In July 2024, XERAVA® was named as a recommended agent for empiric therapy in the updated 2024 SIS treatment guidelines for the management of complicated intra-abdominal infections. SIS also recommended XERAVA® be reserved for high-risk patients.
•
Zoliflodacin: a potential first-in-class, single dose, oral antibiotic in development for the treatment of patients with uncomplicated gonorrhea is currently being developed in partnership with The Global Antibiotic Research & Development Partnership
o
Zoliflodacin has successfully completed Phase 3 clinical trials and the results were reported at ESCMID Global 2024. The Company expects to submit an NDA to the U.S. FDA in early 2025.

Collaboration Arrangement with GSK

LABA Collaboration

In November 2002, we entered into the LABA collaboration with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disorder (“COPD”) and asthma (the “LABA Collaboration Agreement”). For the treatment of COPD, the collaboration has developed the following combination products:

•
RELVAR®/BREO® ELLIPTA® (“FF/VI”) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (“ICS”), fluticasone furoate (“FF”), and
•
ANORO® ELLIPTA® (“UMEC/VI”), a once-daily medicine combining a long-acting muscarinic antagonist (“LAMA”), umeclidinium bromide (“UMEC”), with a LABA, vilanterol (VI).

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

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Royalties - RELVAR/BREO	$53,980	$54,454	$(474)	(1)%	$106,118	$105,337	$781	1%
Royalties - ANORO	13,218	11,267	1,951	17%	22,951	20,698	2,253	11%
Total royalties	67,198	65,721	1,477	2%	129,069	126,035	3,034	2%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*	(6,912)	(6,912)	—	*
Total net royalty revenue	$63,742	$62,265	$1,477	2%	$122,157	$119,123	$3,034	3%

*Not Meaningful

Total net royalty revenue increased to $63.7 million and $122.2 million for the three and six months ended June 30, 2024, compared to $62.3 million and $119.1 million, respectively, for the same period a year ago. The increase of total net royalty revenue was primarily due to sales growth in both RELVAR®/BREO®ELLIPTA® and ANORO® ELLIPTA®.

Net Product Sales

Net product sales recognized for the three months ended June 30, 2024 was $21.7 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $13.1 million, $6.2 million and $2.4 million, respectively. Net product sales recognized for the six months ended June 30, 2024 was $40.7 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $25.2 million, $10.9 million and $4.6 million, respectively.

Net product sales recognized for the three months ended June 30, 2023 was $15.7 million, consisting of net sales of GIAPREZA® and XERAVA® for $11.2 million and $4.5 million, respectively. Net product sales recognized for the six months ended June 30, 2023 was $27.2 million, consisting of net sales of GIAPREZA® and XERAVA® for $20.2 million and $7.0 million, respectively. XACDURO® was not commercially available until September 2023.

Our net product sales increased during the periods presented as a result of increased efforts in sales and marketing of our marketed products.

License Revenue

We recognized $8.0 million in license revenue for the second quarter of 2024 as a result of achievement of a regulatory milestone under our license agreement with Zai Lab. We also recognized $6.5 million in license revenue for the second quarter of 2024 under the Amended Zai Agreement with Zai Lab. We recognized license revenue of $8.0 million for the first quarter of 2023 and $3.0 million for the second quarter of 2023 as a result of achievement of regulatory milestones under our license agreements with Everest and Zai Lab, respectively.

Cost of Products Sold

Cost of products sold, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Cost of products sold	$8,472	$8,979	$(507)	(6)%	$19,443	$17,728	$1,715	10%

Our inventory includes net fair value adjustments resulting from the acquisition of La Jolla, which are being amortized and recognized as cost of products sold when sales occur. The fair value adjustments recorded as part of cost of products sold amounted to $3.5 million and $10.3 million for the three and six months ended June 30, 2024, respectively, and $7.0 million and $13.8 million for the three and six months ended June 30, 2023, respectively.

Research and Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Research and development	$2,560	$14,989	$(12,429)	(83)%	$6,438	$27,577	$(21,139)	(77)%

Research and development expenses consist of the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Compensation and related personnel costs	$1,533	$3,339	$(1,806)	(54)%	$3,093	$6,811	$(3,718)	(55)%
External services	630	10,579	(9,949)	(94)%	2,280	18,726	(16,446)	(88)%
Facilities related	217	632	(415)	(66)%	654	1,248	(594)	(48)%
Other	180	439	(259)	(59)%	411	792	(381)	(48)%
Total research and development expense	$2,560	$14,989	$(12,429)	(83)%	$6,438	$27,577	$(21,139)	(77)%

Research and development expenses, which are mainly attributable to post-marketing commitments required by the FDA and ongoing product developments, were $2.6 million and $6.4 million for the three and six months ended June 30, 2024. Research and development expenses for the three and six months ended June 30, 2023, which were mainly attributable to the product development efforts for XACDURO®, were $15.0 million and $27.6 million, respectively. The decrease was primarily a result of the FDA approval of XACDURO® in May 2023 and personnel transfers from the research development function to general and administrative function after the FDA approval.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Selling, general and administrative	$27,740	$23,542	$4,198	18%	$58,145	$43,277	$14,868	34%

Selling, general and administrative expenses increased for the three and six months ended June 30, 2024, compared to the same period in 2023, primarily due to the reallocation of resources from the research development function to general and administrative function after the FDA approval of XACDURO®, as well as increased efforts in sales and marketing of our marketed products.

Interest and dividend income and other expense, net

Interest and dividend income and other expense, net, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Interest and dividend income	$(3,474)	$(3,553)	$79	(2)%	$(7,873)	$(6,918)	$(955)	14%
Other expense, net	$973	$1,896	$(923)	(49)%	$2,209	$3,242	$(1,033)	(32)%

Interest and dividend income increased for the six months ended June 30, 2024, compared to the same period a year ago due to higher interest rates and higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, was primarily expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Interest expense	$5,802	$4,382	$1,420	32%	$11,653	$8,809	$2,844	32%

Interest expense for the three and six months ended June 30, 2024 comprised mainly of the contractual interest expense and the amortization of debt issuance costs for our 2025 Notes and 2028 Notes, as well as effective interest expense on our deferred royalty obligation. Interest expense for the six months ended June 30, 2023 included the amount on the 2023 Notes until the notes were fully paid off on January 15, 2023. The increase for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was mainly due to higher effective interest rate on our deferred royalty obligation as a result of higher sales performance of GIAPREZA®.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Changes in fair values of equity method investments, net	$60,108	$19,911	$40,197	202%	$24,766	$4,094	$20,672	*
Changes in fair values of equity and long-term investments, net	$30,556	$83	$30,473	*	$43,891	$2,247	$41,644	*

*Not Meaningful

The changes in fair values of equity method investments for the three and six months ended June 30, 2024 were unfavorable mainly due to the decrease in Armata's stock price during this period. We recorded $60.1 million and $24.8 million in unrealized loss for the three and six months ended June 30, 2024, respectively, and $19.9 million and $4.1 million in unrealized loss for the three and six months ended June 30, 2023, respectively, related to our equity method investments in Armata.

The changes in fair values of other equity and long-term investments primarily reflected the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Gate, ImaginAb and those investments managed by ISP Fund LP. We recorded $15.8 million and $42.0 million of net negative changes in fair values of equity and long-term investments related to the investments managed by ISP Fund LP, for the three and six months ended June 30, 2024, respectively. We also recorded $15.1 million and $1.9 million in net negative changes in fair values of equity and long-term investments for the three and six months ended June 30, 2024, respectively, related to other long-term investments we made in Armata.

Provision for Income Taxes

We recorded income tax benefit of $4.6 million and income tax expense of $4.0 million for the three and six months ended June 30, 2024, respectively, compared to a provision for income tax expense of $4.5 million and $10.8 million for the three and six months ended June 30, 2023, respectively. The effective income tax rate for the six months ended June 30, 2024 and 2023 was 68.4% and 25.7%, respectively.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaboration arrangement. For the six months ended June 30, 2024, we generated gross royalty revenues from GSK of $129.1 million and net product sales of $40.7 million. Net cash and cash equivalents totaled $217.0 million, royalties receivables from GSK totaled $67.2 million and accounts receivable associated with our product sales and license revenue totaled $26.8 million as of June 30, 2024.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023	Change
Net cash provided by operating activities	$80,765	$63,866	$16,899
Net cash used in investing activities	$(43,038)	$(35,722)	$(7,316)
Net cash used in financing activities	$(14,237)	$(146,168)	$131,931

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $80.8 million, consisting primarily of our net income of $1.8 million, adjusted for net non-cash items, which included $68.7 million in changes in fair value of our investments, $12.9 million of amortization of acquired intangible assets, $10.3 million of amortization of inventory fair value step-up adjustment, $7.0 million of amortization of capitalized fees and depreciation of property and equipment, partially offset by $12.0 million of deferred income taxes and $11.9 million in net changes in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 of $43.0 million primarily consisted of $43.1 million in purchases of trading securities and $30.9 million in purchases of equity and long-term investments managed by ISP Fund LP. The use of cash for investing activities was partially offset by proceeds of $24.9 million from net sales of other investments managed by ISP Fund LP and $6.0 million from the sales of equity investments managed by ISP Fund LP.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 of $14.2 million was primarily due to $14.8 million for the repurchase of common stock under our stock repurchase program which concluded in April 2024.

Net cash used in financing activities for the six months ended June 30, 2023 of $146.2 million was primarily due to the payments of $96.2 million upon maturity of the 2023 Notes in January 2023 and $50.0 million for the repurchase of common stock under our stock repurchase program.

Contractual Obligations

As of June 30, 2024, our notes payable obligation included $192.5 million related to our 2025 Notes and $261.0 million related to our 2028 Notes, which are due in 2025 and 2028, respectively. Under the terms of the 2025 Notes and 2028 Notes, we will make interest payments of 2.5% and 2.125%, respectively, of outstanding principal. Refer to Note 11, “Debt” to the Condensed Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases were $3.8 million, with approximately $0.8 million payable through December 31, 2024, and approximately $3.0 million payable through 2029. Refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements for more information.

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

We also entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of June 30, 2024, we have approximately $9.7 million, $6.8 million, $7.6 million and $6.1 million in outstanding purchase commitments under the agreement for the remainder of 2024 and for the years 2025, 2026 and 2027, respectively.

We also enter into other agreements in the normal course of business with vendors for manufacturing, clinical trials and preclinical studies, and other services and products for operating purposes.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2024, our debt bears fixed interest rates and we had no outstanding debt with variable interest rate. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2024, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fact discovery closed on March 31, 2024 and expert discovery is expected to be complete by August 16, 2024. A trial date has not yet been set in this matter.

Given the early stage of this matter, we cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and have not recorded a contingent liability accrual as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer

The following table reflects share repurchases of our common stock for the three months ended June 30, 2024.

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	352,821	$14.91	352,821	$—

(1) On October 31, 2022, our board of directors authorized a new share repurchase program under which we may repurchase up to

$100.0 million of our outstanding shares of common stock. The repurchase program authorized the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act, privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The share repurchase program was completed in April 2024.

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

Innoviva, Inc.

Date: July 31, 2024	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2024	/s/ Stephen Basso
Stephen Basso
Chief Financial Officer
(Principal Financial Officer)