Form 10-Q
period 2024-09-30
Innoviva, Inc.
filed 2024-11-06
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of registrant’s common stock outstanding on October 31, 2024 was 62,601,081.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$260,630	$193,513
Accounts receivable	30,546	14,454
Receivables from collaboration arrangement	60,512	69,621
Inventory	34,236	40,737
Prepaid expenses	12,650	21,630
Other current assets	2,047	4,264
Total current assets	400,621	344,219
Property and equipment, net	544	483
Equity method investments	73,549	116,546
Equity and long-term investments	434,169	444,432
Capitalized fees paid, net	73,416	83,784
Right-of-use assets	2,789	2,536
Goodwill	17,905	17,905
Intangible assets	210,944	230,335
Deferred tax assets, net	14,875	—
Other assets	2,800	3,267
Total assets	$1,231,612	$1,243,507

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,170	$6,717
Accrued personnel-related expenses	5,965	7,020
Accrued interest payable	833	3,422
Deferred revenue	717	1,277
Convertible subordinated notes due 2025, net of issuance costs	191,843	—
Income tax payable	2,623	—
Other accrued liabilities	17,599	19,698
Total current liabilities	223,750	38,134
Long-term debt, net of discount and issuance costs	255,972	446,234
Other long-term liabilities	71,449	71,870
Deferred tax liabilities, net	—	563
Income tax payable, long-term	11,899	11,751
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 62,601 and 63,307 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	626	633
Treasury stock: at cost, nil and 32,005 shares as of September 30, 2024 and December 31, 2023, respectively	—	(393,829)
Additional paid-in capital	690,045	1,093,340
Accumulated deficit	(22,129)	(25,189)
Total stockholders’ equity	668,542	674,955
Total liabilities and stockholders’ equity	$1,231,612	$1,243,507

*Condensed consolidated balance sheet has been derived from audited consolidated financial statements as of December 31, 2023.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended September 30, 2024 and 2023, and $10,368 in the nine months ended September 30, 2024 and 2023	$57,056	$53,558	$179,213	$172,681
Net product sales	27,822	13,701	68,557	40,942
License revenue	4,630	—	19,135	11,000
Total revenue	89,508	67,259	266,905	224,623
Expenses:
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding amortization of intangible assets)	9,990	10,182	29,433	27,910
Cost of license revenue	—	—	—	1,600
Selling, general and administrative	26,219	28,636	84,364	71,913
Research and development	3,551	3,989	9,989	31,566
Amortization of acquired intangible assets	6,511	6,511	19,391	15,274
Changes in fair values of equity method investments, net	18,231	(71,980)	42,997	(67,886)
Changes in fair values of equity and long-term investments, net	16,936	2,640	60,827	4,887
Interest and dividend income	(5,500)	(4,114)	(13,373)	(11,032)
Interest expense	5,807	4,396	17,460	13,205
Other expense, net	914	1,047	3,123	4,289
Total expenses, net	82,659	(18,693)	254,211	91,726
Income before income taxes	6,849	85,952	12,694	132,897
Income tax expense, net	5,636	3,906	9,634	14,706
Net income and comprehensive income	$1,213	$82,046	$3,060	$118,191
Net income per share:
Basic	$0.02	$1.26	$0.05	$1.79
Diluted	$0.02	$0.98	$0.05	$1.45
Shares used to compute net income per share:
Basic	62,569	64,953	62,759	66,016
Diluted	62,951	86,164	63,020	87,504

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2024
				Retained
			Additional	Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
Balance as of January 1, 2024	63,307	$633	$1,093,340	$(25,189)	32,005	$(393,829)	$674,955
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	124	1	403	—	—	—	404
Repurchase of common stock	(634)	(6)	(9,659)	—	—	—	(9,665)
Stock-based compensation	—	—	1,455	—	—	—	1,455
Net income	—	—	—	36,532	—	—	36,532
Balance as of March 31, 2024	62,797	628	1,085,539	11,343	32,005	(393,829)	703,681
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	118	1	135	—	—	—	136
Repurchase of common stock	(353)	(3)	(5,257)	—	—	—	(5,260)
Retirement of treasury stock	—	—	(393,829)	—	(32,005)	393,829	—
Stock-based compensation	—	—	1,643	—	—	—	1,643
Net loss	—	—	—	(34,685)	—	—	(34,685)
Balance as of June 30, 2024	62,562	626	688,231	(23,342)	—	—	665,515
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	39	—	211	—	—	—	211
Stock-based compensation	—	—	1,603	—	—	—	1,603
Net income	—	—	—	1,213	—	—	1,213
Balance as of September 30, 2024	62,601	$626	$690,045	$(22,129)	—	$—	$668,542

	Nine Months Ended September 30, 2023
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of January 1, 2023	69,188	$692	$1,163,836	$(204,911)	32,005	$(393,829)	$565,788
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	55	1	(24)	—	—	—	(23)
Repurchase of common stock	(3,419)	(34)	(40,701)	—	—	—	(40,735)
Stock-based compensation	—	—	1,598	—	—	—	1,598
Net income	—	—	—	34,865	—	—	34,865
Balance as of March 31, 2023	65,824	659	1,124,709	(170,046)	32,005	(393,829)	561,493
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	177	2	78	—	—	—	80
Repurchase of common stock	(776)	(8)	(9,278)	—	—	—	(9,286)
Stock-based compensation	—	—	1,520	—	—	—	1,520
Net income	—	—	—	1,280	—	—	1,280
Balance as of June 30, 2023	65,225	653	1,117,029	(168,766)	32,005	(393,829)	555,087
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	16	—	(11)	—	—	—	(11)
Repurchase of common stock	(857)	(9)	(11,062)	—	—	—	(11,071)
Stock-based compensation	—	—	1,442	—	—	—	1,442
Net income	—	—	—	82,046	—	—	82,046
Balance as of September 30, 2023	64,384	$644	$1,107,398	$(86,720)	32,005	$(393,829)	$627,493

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$3,060	$118,191
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(15,438)	(1,115)
Amortization of capitalized fees and depreciation of property and equipment	10,466	10,437
Amortization of acquired intangible assets	19,391	15,274
Inventory fair value step-up adjustment included in cost of products sold	12,101	19,179
Stock-based compensation	4,701	4,560
Amortization of debt discount and issuance costs	1,581	1,549
Changes in fair values of equity method investments, net	42,997	(67,886)
Changes in fair values of equity and long-term investments, net	60,827	4,887
Accrued interest income added to long-term investments	—	(1,482)
Other non-cash items	(324)	(770)
Changes in operating assets and liabilities:
Accounts receivable	(16,092)	(1,351)
Receivables from collaboration arrangement	9,109	(2,341)
Inventory	(5,600)	(3,797)
Prepaid expenses	8,980	14,830
Other assets	594	1,795
Accounts payable	(2,547)	844
Accrued personnel-related expenses and other accrued liabilities	(3,977)	(1,072)
Accrued interest payable	(2,589)	(3,526)
Income tax payable	2,771	148
Deferred revenue	(560)	(546)
Net cash provided by operating activities	129,451	107,808
Cash flows from investing activities
Purchases of trading securities	(48,136)	(60,132)
Purchases of equity and long-term investments	—	(1,218)
Purchases of equity investments managed by ISP Fund LP	(32,270)	(24,914)
Sales of equity investments managed by ISP Fund LP	52,831	39,642
Purchases and sales of other investments managed by ISP Fund LP, net	(20,561)	(14,728)
Purchases of property and equipment	(270)	(260)
Sale of property and equipment	98	—
Net cash used in investing activities	(48,308)	(61,610)
Cash flows from financing activities
Repurchase of common stock	(14,777)	(61,092)
Repurchase of shares to satisfy tax withholding	(123)	(65)
Proceeds from issuances of common stock, net	874	111
Payment for repurchase of convertible subordinated notes due 2023	—	(96,204)
Net cash used in financing activities	(14,026)	(157,250)
Net increase (decrease) in cash and cash equivalents	67,117	(111,052)
Cash and cash equivalents at beginning of period	193,513	291,049
Cash and cash equivalents at end of period	$260,630	$179,997

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,359	$11,381
Cash paid for income taxes	$11,793	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accrued interest income converted to long-term investments	$2,090	$—

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

We also generate revenue from product sales of GIAPREZA® and XERAVA®. Additionally, we generate revenue from product sales of XACDURO®, which was commercially launched in September 2023. In the U.S., hospitals and other healthcare organizations generally acquire our products through a network of specialty distributors, which are regarded as our customers for accounting purposes. We do not believe that the loss of one of these distributors would significantly impact our ability to distribute our products, as we expect that sales volume would be absorbed by either new or remaining distributors. Three of our customers each account for 27%, 21% and 20%, respectively, of our net product sales for the three months ended September 30, 2024, and 31%, 23% and 23%, respectively, for the nine months ended September 30, 2024. These same customers account for 32%, 15% and 12%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of September 30, 2024. Three of our customers each account for 27%, 28% and 26%, respectively, of our net product sales for the three months ended September 30, 2023, and 32%, 28% and 27%, respectively, for the nine months ended September 30, 2023. These same customers account for 29%, 19% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our condensed consolidated balance sheet as of December 31, 2023.

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

We also invest in ISP Fund LP, which investments consist of money market funds, trading and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered in December 2020, we became a limited partner of this partnership, and our contributions are subject to a 36-month lock-up period which restriction prevents us from having control and access to the contributions and related investments. The lock-up period for a certain portion of our contributions expired in December 2023. We did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years. These investments are classified as long-term investments in the unaudited condensed consolidated balance sheets. In October 2024, Strategic Partners made an election to unwind its capital accounts in the Partnership in accordance with the terms of the Partnership Agreement.

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

•
Returns: We offer customers a limited right of return, generally for damaged or expired products. We estimate returns based on an internal analysis, which includes actual experience. The estimates for returns are recorded as a reduction of revenue on delivery to our customers.
•
Rebates: We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which the product was sold. Additionally, we may offer customer incentives and consideration in the form of volume-based or other rebates. The estimates for rebates are recorded as a reduction of revenue on delivery to our customers.

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

Related Party

Sarissa Capital owned 11.6% of our outstanding common stock as of September 30, 2024. Transactions with Sarissa Capital are described in Note 5, “Consolidated Entity”. Sarissa Capital is considered to be a related party because two of its principals are members of our board of directors.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU update requires enhanced segment disclosures, primarily related to significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is assessing the impact this adoption will have on its disclosures.

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

2. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the “2023 Notes”) up until its maturity date on January 15, 2023, our convertible senior notes due 2025 (the “2025 Notes”) and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method. If in a net loss position, diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for dilutive potential common stock equivalents.

The following table shows the computation of basic and diluted net income per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2024	2023	2024	2023
Numerator:
Net income, basic	$1,213	$82,046	$3,060	$118,191
Add: interest expense on 2023 Notes, net of tax effect	—	—	—	86
Add: interest expense on 2025 Notes, net of tax effect	—	1,236	—	3,703
Add: interest expense on 2028 Notes, net of tax effect	—	1,543	—	4,618
Net income, diluted	$1,213	$84,825	$3,060	$126,598
Denominator:
Weighted-average shares used to compute basic net income per share	62,569	64,953	62,759	66,016
Dilutive effect of 2023 Notes	—	—	—	250
Dilutive effect of 2025 Notes	—	11,150	—	11,150
Dilutive effect of 2028 Notes	—	9,955	—	9,955
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	372	106	261	133
Dilutive effect of outstanding warrant	10	—	—	—
Weighted-average shares used to compute diluted net income per share	62,951	86,164	63,020	87,504
Net income per share
Basic	$0.02	$1.26	$0.05	$1.79
Diluted	$0.02	$0.98	$0.05	$1.45

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,111	1,389	1,434	1,284
Outstanding stock warrant	—	591	591	591
Outstanding 2025 Notes	11,150	—	11,150	—
Outstanding 2028 Notes	9,955	—	9,955	—
Total	22,216	1,980	23,130	1,875

3. Revenue Recognition

Net Revenue from Collaboration Arrangement

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Royalties - RELVAR/BREO	$48,199	$45,585	$154,317	$150,922
Royalties - ANORO	12,313	11,429	35,264	32,127
Total royalties	60,512	57,014	189,581	183,049
Less: amortization of capitalized fees paid	(3,456)	(3,456)	(10,368)	(10,368)
Total net royalty revenue	$57,056	$53,558	$179,213	$172,681

Net Product Sales

Our net product sales were $27.8 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $13.8 million, $4.2 million and $9.8 million, respectively, for the three months ended September 30, 2024. Our net product sales were $68.6 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $39.0 million, $15.2 million and $14.4 million, respectively, for the nine months ended September 30, 2024. We derived approximately 71% and 82% of our net product sales from customers located in the U.S. for the three and nine months ended September 30, 2024, respectively.

Our net product sales were $13.7 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $8.0 million, $5.1 million, and $0.6 million, respectively, for the three months ended September 30, 2023. Our net product sales were $40.9 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $28.2 million, $12.1 million, and $0.6 million, respectively, for the nine months ended September 30, 2023. We derived over 86% and 93% of our net product sales from customers located in the U.S. for the three and nine months ended September 30, 2023, respectively.

License Revenue

Refer to the out-license agreements with Zai Lab and Everest in Note 4, “License and Collaboration Arrangements”.

4. License and Collaboration Arrangements

Out-License Agreements

Zai Lab

Entasis entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd. (“Zai Lab”) (Nasdaq: ZLAB), pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR, in the Asia-Pacific region (“the Zai Agreement”). Under the terms of the Zai Agreement, Zai Lab will fund most of the registrational clinical trial costs in China for SUL-DUR, with the exception of Phase 3 patient drug supply of licensed products. Zai Lab will conduct development activities and plan and obtain regulatory approval in a specified number of countries in the Asia-Pacific region beyond China after receipt of regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia-Pacific region and will commercialize licensed products for which it has obtained regulatory approval. We are obligated to supply Zai Lab with the licensed products for clinical development and for commercial use for a certain period unless Zai Lab notifies otherwise. Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement.

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay us a tiered royalty equal to from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the three and nine months ended September 30, 2024 and 2023 were not material. SUL-DUR was approved by China’s National Medical Products Administration in May 2024, and we recognized $8.0 million in license revenue for the nine months ended September 30, 2024 under this agreement. Following the approval of XACDURO® by the FDA in May 2023, we recognized $3.0 million in license revenue for the nine months ended September 30, 2023.

In April 2024, we entered into an amendment to the Zai Agreement (the “Amended Zai Agreement”), pursuant to which Zai Lab shall share costs associated with certain new manufacturing and technology transfer activities for XACDURO® (the “Services”), which were not contemplated under the Zai Agreement and are crucial for regulatory approval in the Asia-Pacific region. We determined that the Amended Zai Agreement falls within the scope of ASC 606 and Zai Lab is a customer in this arrangement as the Services are an output of our ordinary activities. We have determined that the Services represent the only performance obligation and are distinct from the performance obligations under the original Zai Agreement. In addition, the costs we incur in performing the Services most accurately depict the transfer of value to Zai Lab and maximize the use of observable inputs for measuring progress, therefore, we recognize revenue from this arrangement as the costs related to Services are incurred. We recognized $0.8 million and $7.3 million in license revenue for the three and nine months ended September 30, 2024, respectively, under the Amended Zai Agreement. This amount is included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of September 30, 2024.

In June 2024, we entered into an interim supply agreement with Zai Lab, under which Zai Lab shall purchase XACDURO® inventory (the “Supplied Inventory”) for their commercial launch. We have determined that this agreement falls within the scope of ASC 606. Zai Lab is a customer and the Supplied Inventory is an output of our ordinary activities. We have also determined that the Supplied Inventory represents the only performance obligation and is distinct from the performance obligations under the Zai agreements discussed above. Furthermore, we evaluated that the performance obligation is satisfied over time and that a cost-to-cost measure of progress would be the measure of progress that most accurately depicts the transfer of value to Zai Lab and maximizes the use of observable inputs to measure progress. We recognized $5.5 million in net product sales for the Supplied Inventory for the three and nine months ended September 30, 2024, respectively. This amount is included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of September 30, 2024.

We also entered into a manufacturing stage transfer agreement with Zai Lab in June 2024, which was amended in September 2024 (the “Zai Manufacturing Stage Transfer Agreement”). Pursuant to this agreement, Entasis shall provide assistance to Zai Lab for building out Zai Lab's manufacturing site for XACDURO® and be compensated for Entasis' services and associated costs. We have determined this agreement falls within the scope of ASC 606. Zai Lab is a customer and the transfer service is an output of our ordinary activities and represents our only performance obligation, which is distinct from the performance obligations under the Zai agreements. Furthermore, we have evaluated that the performance obligation is satisfied over time and that the costs we incur in performing the transfer service most accurately depicts the transfer of value to Zai Lab and maximizes the use of observable inputs for measuring progress, therefore, we recognize revenue from this arrangement as the services are provided and the costs are incurred. We recognized $3.4 million in license revenue for the three and nine months ended September 30, 2024, respectively, under the Zai Manufacturing Stage Transfer Agreement. This amount is included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of September 30, 2024.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. We recorded immaterial reimbursements from GARDP under this agreement as reduction to research and development expense during the periods presented.

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

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License will be subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. We have not recognized any revenue from PAION related to commercial milestones from the date of acquisition of La Jolla to September 30, 2024. Royalty revenue recognized under this agreement for the three and nine months ended September 30, 2024 was $1.2 million and $1.3 million, respectively. Royalty revenue recognized under this agreement for the three and nine months ended September 30, 2023 was not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla will supply PAION a minimum quantity of GIAPREZA® and XERAVA® through July 13, 2024. The PAION supply agreement automatically renewed and will expire until the earlier of July 13, 2027, or until a new supply agreement is executed. During the term of the supply agreement, we will be reimbursed for direct and certain indirect manufacturing costs at cost. Cost reimbursements recognized under this agreement for the three and nine months ended September 30, 2024 were not material. We recognized $1.0 million in cost reimbursements under this agreement for the three and nine months ended September 30, 2023.

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

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue recognized for the three and nine months ended September 30, 2024 was $0.6 million and $2.3 million, respectively. Royalty revenue recognized for the three and nine months ended September 30, 2023 was not material.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. Under the Everest Supply Agreement, we are reimbursed for direct and certain indirect manufacturing costs at 110% of cost. Revenue recognized under this agreement for the three and nine months ended September 30, 2024 was $0.9 million and $2.6 million, respectively. Revenue recognized under this agreement for the three and nine months ended September 30, 2023 was $0.9 million and $1.6 million, respectively.

In-License Agreements

George Washington University

Pursuant to the George Washington University (“GW”) License, GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA®. Amounts recognized under this agreement for the three and nine months ended September 30, 2024 were $1.0 million and $2.5 million, respectively. Amounts recognized under this agreement for the three and nine months ended September 30, 2023 were $0.5 million and $1.7 million, respectively.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. Amounts recognized under this agreement for the three and nine months ended September 30, 2024 were $0.3 million and $1.5 million, respectively. For the nine months ended September 30, 2023, we recognized $1.6 million in cost of license revenue under this agreement as a result of the license revenue we earned under the out-licensing agreement with Everest for the same period.

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

The royalty expense in respect of durlobactam arising from our net product sales of XACDURO® for the three and nine months ended September 30, 2024 was not material.

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

The Partnership Agreement includes a lock-up period of thirty-six months after which Strategic Partners is entitled to make withdrawals from the Partnership as of such lock-up expiration date and each anniversary thereafter, subject to certain limitations. The lock-up period for the initial contribution of $190.0 million, which excludes the $110.0 million amount discussed below, expired in December 2023. Strategic Partners did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years. In October 2024, Strategic Partners made an election to unwind its capital accounts in the Partnership in accordance with the terms of the Partnership Agreement.

In May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to Innoviva for a strategic repurchase of shares held by GSK. On March 30, 2022, Strategic Partners made an additional capital contribution of $110.0 million to the Partnership pursuant to the letter agreement entered into between Strategic Partners, the Partnership and Sarissa Capital Fund GP LP on May 20, 2021. The capital contribution is subject to a 36-month lock up period from the contribution date, which will expire in March 2025.

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

As of September 30, 2024, we continued to hold approximately 100% of the economic interest of the Partnership. As of September 30, 2024 and December 31, 2023, total assets of the Partnership were $252.4 million and $311.8 million, respectively, of which the majority was attributable to equity and long-term investments. As of September 30, 2024 and December 31, 2023, total liabilities were $0.8 million and $0.1 million, respectively. The partnership’s assets can only be used to settle its own obligations. During the three and nine months ended September 30, 2024, we recorded an immaterial amount and $0.3 million, respectively, of net investment-related expense incurred by the Partnership and $17.8 million and $59.8 million, respectively, of net negative changes in fair values of equity and long-term investments in the unaudited condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2023, we recorded $1.1 million and $1.2 million, respectively, of net investment-related income earned by the Partnership, and $22.4 million and $22.7 million of net negative changes, respectively, in fair values of equity and long-term investments in the unaudited condensed consolidated statements of income and comprehensive income.

The following is a summary of individual investments held by ISP Fund at each balance sheet date:

	September 30,	December 31,
In thousands	2024	2023
Common stock - Publicly traded healthcare companies
United States	$103,942	$184,926
United Kingdom	2,583	2,942
Total common stock	106,525	187,868
Preferred stock - Privately held healthcare companies
United States	53,658	52,530
Warrants - Privately held healthcare companies	7,926	8,075
Money market fund and cash	84,198	63,339
Total investments held by ISP Fund LP	$252,307	$311,812

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

On February 9, 2022, ISO entered into a securities purchase agreement with Armata to acquire 9,000,000 shares of Armata common stock and warrants to purchase 4,500,000 additional shares of common stock with an exercise price of $5.00 per share for $45.0 million. The investment closed in two tranches on February 9, 2022 and March 31, 2022. The investment is intended to aid Armata in advancing its clinical pipeline and strengthening its bacteriophage platform. On February 9, 2022, Armata also entered a second amended and restated voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members or amend the bylaws of Armata to reduce the maximum number of directors or set the number of directors who may serve on the board of Armata. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. In addition, as of February 9, 2022, Armata entered into an amended and restated investor rights agreement with the Company and ISO, pursuant to which for as long as the Company and ISO hold at least 12.5% of the outstanding shares of Armata’s common stock on a fully-diluted, the Company and ISO shall have the right to designate two directors to Armata’s board of directors, and for so long as the Company and ISO hold at least 8%, but less than 12.5%, of the outstanding shares of Armata’s common stock on a fully-diluted basis, the Company and ISO shall have the right to designate one director to Armata’s board of directors, subject to certain conditions and qualifications set forth in the amended and restated investor rights agreement. On July 10, 2023, Armata entered into an amendment to the amended and restated investor rights agreement with the Company and ISO, pursuant to which the Company and ISO agreed that the voting agreement will expire on the earlier of the fifth anniversary of the original agreement's effective date, January 26, 2021, or the approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. As of September 30, 2024, three of the seven members of Armata’s board of directors are also members of the board of directors of Innoviva. As of September 30, 2024 and December 31, 2023, the Company and ISO owned approximately 69.4% of Armata’s common stock.

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

As of September 30, 2024, the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note, the Armata July 2023 Term Loan and the Armata March 2024 Term Loan were estimated at $59.4 million, $14.1 million, $45.5 million, $29.4 million, and $38.3 million, respectively. As of December 31, 2023, the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note and the Armata July 2023 Term Loan were estimated at $81.2 million, $35.3 million, $51.9 million and $27.0 million, respectively.

For the Armata common stock and warrants, we recorded $18.2 million and $43.0 million in unrealized loss for the three and nine months ended September 30, 2024, respectively, and $72.0 million and $67.9 million in unrealized gain for the three and nine months ended September 30, 2023, respectively, as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the Armata Convertible Note, we recorded $2.2 million and $6.4 million in unrealized loss for the three and nine months ended September 30, 2024, respectively, and $18.5 million and $19.6 million unrealized gain for the three and nine months ended September 30, 2023, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the July 2023 Armata Term Loan, we recorded $1.4 million and $2.4 million in unrealized gain for three and nine months ended September 30, 2024, respectively, and $1.1 million unrealized gain for three and nine months ended September 30, 2023, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the March 2024 Armata Term Loan, we recorded $2.0 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, in unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenue	$—	$980	$2,494	$2,827
Loss from operations	$(11,914)	$(9,629)	$(28,720)	$(31,303)
Net income (loss)	$8,986	$(3,547)	$(35,882)	$(28,351)

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and a warrant to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) (the “InCarda 2020 Warrant”) for $15.8 million, which included $0.8 million of transaction costs. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. The investment is intended to fund the ongoing clinical development of InRhythmTM (flecainide for inhalation), InCarda’s lead program, for the treatment of a recent-onset episode of paroxysmal atrial fibrillation. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to Innoviva’s wholly-owned subsidiary, Innoviva TRC Holdings, LLC (“ITH”) all of TRC’s ownership interests and investments in InCarda. ITH has the right to designate one member to InCarda’s board of directors. As of September 30, 2024, none of InCarda’s six board members was designated by ITH. We did not exercise the InCarda 2020 Warrant which expired in March 2023 and wrote off its carrying value of $0.1 million during the three months ended March 31, 2023.

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

As of September 30, 2024 and December 31, 2023, we held 9.1% and 8.1%, respectively, of InCarda equity ownership. Our investment in InCarda does not provide us with the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

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

As of September 30, 2024 and December 31, 2023, we recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets $4.8 million in carrying amount of InCarda’s Series C preferred stock and $0.1 million in fair value of the InCarda Series D Warrants. As of September 30, 2024 and December 31, 2023, we recognized as equity and long-term investments in the unaudited condensed consolidated balance sheets $2.7 million, for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative. As of September 30, 2024, we recorded $0.4 million in fair value of the InCarda Convertible Note as equity and long-term investments in the unaudited condensed consolidated balance sheet. During the three and nine months ended September 30, 2024, there were immaterial changes in the carrying amount of our investments. During the three months ended September 30, 2023, there was no change in the carrying amount of our investment. During the nine months ended September 30, 2023, we recorded a $3.0 million net unrealized loss, as a change in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

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

As of September 30, 2024, one of ImaginAb’s six board members was designated by ITH. As of September 30, 2024 and December 31, 2023, we held 11.8% and 12.4%, respectively, of ImaginAb equity ownership.

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

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock using the measurement alternative. We account for the ImaginAb Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. As of September 30, 2024 and December 31, 2023, our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock amounted to $7.6 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. As of September 30, 2024, we recorded $3.1 million in fair value of the ImaginAb Convertible Note as equity and long-term investments in the unaudited condensed consolidated balance sheet. During the three and nine months ended September 30, 2024, we recorded $0.1 million and $0.4 million, respectively, in net unrealized gain on the ImaginAb Convertible Note as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income. There was no change in the carrying amount of our equity investments in ImaginAb.

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

On August 5, 2024, ITH entered into a Fourth Note Amendment Agreement with Gate to amend the Gate Convertible Note. Pursuant to the Fourth Note Amendment Agreement, the principal amount of the Gate Convertible Note was increased from $33.5 million to $39.8 million, which represents the principal and accrued interest as of the fourth amendment date and an additional cash investment of $5.0 million. All other material terms of the Gate Convertible Note were unchanged.

We have accounted for the Gate Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised. As of September 30, 2024 and December 31, 2023, the fair value of the Gate Convertible Note was estimated at $39.4 million and $28.0 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $0.4 million and $0.7 million in unrealized loss for the three and nine months ended September 30, 2024, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income. We recorded $0.1 million and $0.8 million in unrealized gain as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2023, respectively.

Equity Investment in Nanolive

On February 18, 2022, TRC entered into an investment and shareholders agreement with Nanolive to purchase 18,750,000 shares of Nanolive Series C preferred stock for $9.8 million (equivalent to 9.0 million CHF). Nanolive SA is a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. $0.7 million was incurred for investment due diligence costs and execution and recorded as part of the equity and long-term investment in the condensed consolidated balance sheets. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to ITH all of TRC’s ownership interests and investments in Nanolive. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another stockholder, to Nanolive’s board. As of September 30, 2024, no Innoviva designee is serving on Nanolive’s six-member board. As of September 30, 2024 and December 31, 2023, we held 13.4% and 15.3%, respectively, of Nanolive equity ownership.

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

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of September 30, 2024 and December 31, 2023, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets and there was no change to the carrying amount of our investment.

Reconciliation of Equity and Long-Term Investments Balances

The following table reconciles the change in balances in “Equity and Long-Term Investments” as of each balance sheet date:

(In thousands)
Equity and long-term investments as of December 31, 2022	$363,859
Purchases of trading securities	67,798
Purchases of equity and long-term investments	1,218
Changes in fair value, net	11,129
Other	428
Equity and long-term investments as of December 31, 2023	444,432
Purchases of trading securities	50,226
Changes in fair value, net	(60,827)
Other	338
Equity and long-term investments as of September 30, 2024	$434,169

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$252,259	$—	$—	$252,259
Total	$252,259	$—	$—	$252,259

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$170,706	$—	$—	$170,706
Total	$170,706	$—	$—	$170,706

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, all available-for-sale investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments and contingent value rights are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of September 30, 2024 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$252,259	$—	$—	$252,259
Investments held by ISP Fund LP	190,723	—	61,584	252,307
Equity investment - Armata Common Stock	59,432	—	—	59,432
Equity investment - Armata Warrants	—	14,117	—	14,117
Equity investment - InCarda Warrants	—	—	82	82
Convertible debt investment - Armata Note	—	—	45,484	45,484
Term loan investment - Armata July 2023 Term Loan	—	—	29,395	29,395
Term loan investment - Armata March 2024 Term Loan	—	—	38,341	38,341
Convertible debt investment - InCarda Note	—	—	436	436
Convertible debt investment - ImaginAb Note	—	—	3,091	3,091
Convertible debt investment - Gate Note	—	—	39,387	39,387
Total assets measured at estimated fair value	$502,414	$14,117	$217,800	$734,331
Liabilities
Debt
2025 Notes	$—	$226,941	$—	$226,941
2028 Notes	—	249,908	—	249,908
Total fair value of debt	$—	$476,849	$—	$476,849

	Estimated Fair Value Measurements as of December 31, 2023 Using:
	Quoted Price
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$170,706	$—	$—	$170,706
Investments held by ISP Fund LP	251,207	—	60,605	311,812
Equity investment - Armata Common Stock	81,249	—	—	81,249
Equity investment - Armata Warrants	—	35,297	—	35,297
Convertible debt investment - Armata Note	—	—	51,883	51,883
Term loan investment - Armata July 2023 Term Loan	—	—	27,044	27,044
Convertible debt investment - Gate Note	—	—	27,972	27,972
Total assets measured at estimated fair value	$503,162	$35,297	$167,504	$705,963
Liabilities
Debt
2025 Notes	$—	$200,407	$—	$200,407
2028 Notes	—	227,070	—	227,070
Total fair value of debt	—	427,477	—	427,477
Contingent value rights	—	—	359	359
Total liabilities at estimated fair value	$—	$427,477	$359	$427,836

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

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. We recognized goodwill of $11.5 million and $6.4 million from our acquisitions of Entasis and La Jolla, respectively, in 2022. The carrying amount of goodwill as of September 30, 2024 and December 31, 2023 was $17.9 million. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$219,700	$(41,940)	$177,760
In-process research and development		2,600	—	$2,600
Collaboration agreement	10	35,400	(4,816)	$30,584
Total		$257,700	$(46,756)	$210,944

	December 31, 2023
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$219,700	$(25,204)	$194,496
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(2,161)	33,239
Total		$257,700	$(27,365)	$230,335

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

We recognized amortization expense of $6.5 million and $19.4 million for the three and nine months ended September 30, 2024, respectively. We recognized amortization expense of $6.5 million and $15.3 million for the three and nine months ended September 30, 2023, respectively. Future amortization expense is expected to be $6.4 million for the remainder of 2024, $25.8 million for each of the years from 2025 to 2028 and $98.7 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials	$9,525	$11,257
Work-in-process	20,400	15,670
Finished goods	4,311	13,810
Total inventory	$34,236	$40,737

As of September 30, 2024 and December 31, 2023, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $10.9 million and $23.0 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $1.8 million and $12.1 million, respectively, for the three and nine months ended September 30, 2024. The fair value adjustments recorded as part of cost of products sold amounted to $5.4 million and $19.2 million for the three and nine months ended September 30, 2023, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued contract manufacturing expenses	$1,786	$1,966
Accrued clinical and research expenses	651	776
Accrued professional services	7,019	8,876
Current portion of lease liabilities	1,511	1,207
Current portion of deferred royalty obligations	1,189	—
Royalty obligation payable	2,522	1,928
Accrued license fees and royalties	1,843	1,575
Other	1,078	3,370
Total other accrued liabilities	$17,599	$19,698

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Long-term portion of deferred royalty obligation	$69,864	$69,876
Long-term portion of lease liabilities	1,585	1,635
Contingent value rights liability	—	359
Total other long-term liabilities	$71,449	$71,870

9. Stock-Based Compensation

Stock- Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Selling, general and administrative	$1,509	$1,308	$4,434	$3,502
Research and development	94	134	267	1,058
Total	$1,603	$1,442	$4,701	$4,560

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	4.15%	4.13% - 4.21%	4.14% - 4.65%	3.50% - 4.21%
Expected term (in years)	6.14	6.01 - 6.22	5.07 - 6.15	5.16 - 6.22
Volatility	35.8%	37.3% - 37.8%	35.8% - 36.8%	37.3% - 38.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted-average estimated fair value of stock options granted	$7.76	$5.66 - $5.97	$4.97- $7.76	$5.22 - $5.97

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

11. Debt

Our debt consists of the following:

	September 30,	December 31,
(In thousands)	2024	2023
2025 Notes	$192,500	$192,500
2028 Notes	261,000	261,000
Total debt	453,500	453,500
Less: Unamortized debt discount and issuance costs	(5,685)	(7,266)
Total debt, net	447,815	446,234
Less: Current portion of long-term debt, net	191,843	—
Total long-term debt, net	$255,972	$446,234

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

The annual effective interest rate on the 2025 Notes is 2.88%.

Our outstanding 2025 Notes balances consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(657)	(1,205)
Net carrying amount	$191,843	$191,295

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Contractual interest expense	$1,203	$1,203	$3,609	$3,609
Amortization of debt issuance costs	184	179	548	532
Total interest and amortization expense	$1,387	$1,382	$4,157	$4,141

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Principal	$261,000	$261,000
Debt issuance costs, net	(5,028)	(6,061)
Net carrying amount	$255,972	$254,939

The following table sets forth total interest expense recognized related to the 2028 Notes for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Contractual interest expense	$1,387	$1,387	$4,160	$4,160
Amortization of debt issuance costs	349	340	1,033	1,006
Total interest and amortization expense	$1,736	$1,727	$5,193	$5,166

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of September 30, 2024 were as follows:

(In thousands)	September 30, 2024
Years ending December 31:
Remainder of 2024	$—
2025	192,500
2026	—
2027	—
2028	261,000
Total	$453,500

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

For the three and nine months ended September 30, 2024, we recognized interest expense of $2.6 million and $8.1 million, respectively. The carrying value of the deferred royalty obligation as of September 30, 2024 and December 31, 2023 was $71.1 million and $69.9 million, respectively (refer to Note 8 “Balance Sheet Components”). During the nine months ended September 30, 2024, we made royalty payments to HCR of $6.4 million. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of September 30, 2024 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. The annual effective interest rate of the deferred royalty obligation for the current period is 16.24%.

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of September 30, 2024, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid $24.4 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is immaterial and, therefore, not recognized as of September 30, 2024 and December 31, 2023. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the unaudited condensed consolidated statements of income and comprehensive income.

12. Commitments and Contingencies

Operating Lease

We have operating leases for our corporate headquarters, office spaces and laboratory facilities.

The components of lease cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Straight line operating lease costs	$303	$361	$898	$1,080
Variable lease costs	(6)	49	(2)	144
Total lease costs	$297	$410	$896	$1,224

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,046	$1,157
Operating lease right-of-use asset obtained in exchange for operating lease obligations	$1,156	$463

As of September 30, 2024, our operating leases have weighted-average remaining term of approximately 2.7 years and the weighted average discount rate on our operating lease liabilities was 7.2%.

Future minimum payments on our operating leases as of September 30, 2024 were as follows:

(In thousands)	September 30, 2024
Years ending December 31:
Remainder of 2024	$395
2025	1,705
2026	435
2027	455
2028	326
Thereafter	83
Total undiscounted lease payments	3,399
Less: imputed interest	(303)
Total operating lease liabilities	$3,096

Purchase Commitments

In April 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of September 30, 2024, we have approximately $9.1 million, $7.1 million, $7.9 million and $6.3 million in outstanding purchase commitments under the agreement for the remainder of 2024 and for the years 2025, 2026 and 2027, respectively.

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

Fact discovery closed on March 31, 2024 and expert discovery was completed on August 19, 2024.

On September 13, 2024, La Jolla filed a motion for partial summary judgment of infringement regarding three claims from U.S. Patent Nos. 10,548,943 and 10,335,451. Briefing for this motion concluded on October 15, 2024. The court has not yet rendered a decision on this motion.

A trial date has not yet been set in this matter.

Given the current status of this matter, we cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and have not recorded a contingent liability accrual as of September 30, 2024.

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

13. Income Taxes

We recorded income tax expense of $5.6 million and $9.6 million for the three and nine months ended September 30, 2024, respectively, compared to the income tax expense of $3.9 million and $14.7 million for the three and nine months ended September 30, 2023, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2024 was 40.5% compared to 10.6% for the same period in 2023. The income tax expense for the nine months ended September 30, 2024 and 2023 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the nine months ended September 30, 2024 was higher than the expense computed at the U.S. federal statutory income tax rate due primarily to valuation allowance against unrealized investment losses, state income taxes and nondeductible expenses, partially offset by foreign-derived intangible income tax deduction and research and development credits.

14. Subsequent Event

On October 31, 2024, ITH and ImaginAb entered into a First Amendment to the ImaginAb Convertible Note. Pursuant to this agreement, the principal amount of the ImaginAb Convertible Note was increased from $2.7 million to $4.8 million, which represents the principal, accrued interest and certain commitment fees as of the amendment date, and an additional cash investment of $1.5 million. All other material terms of the ImaginAb Convertible Note were unchanged.

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

Third Quarter 2024 and Recent Highlights:

Financial Highlights

•
Third quarter 2024 gross royalty revenue from GSK was $60.5 million, compared to $57.0 million for the third quarter 2023.
•
Third quarter 2024 net product sales were $27.8 million, which included U.S. net product sales of $19.7 million and ex-U.S. product sales of $8.1 million. U.S. net product sales consisted of $13.1 million from GIAPREZA®, $2.3 million from XERAVA®, and $4.3 million from XACDURO®, a 68% increase compared to $11.8 million for the third quarter 2023.

Key Business and R&D Highlights

•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use, a targeted antibacterial treatment for patients with hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Acinetobacter baumannii calcoaceticus complex.
o
XACDURO® was recently nominated for the 2024 Prix Galien USA Award for Best Biotechnology Product, which recognizes excellence in scientific innovation that improves the state of human health.
•
Zoliflodacin: a potential first-in-class, single dose, oral antibiotic is currently being developed in partnership with The Global Antibiotic Research & Development Partnership (GARDP) for the treatment of patients with uncomplicated gonorrhea.
o
In September 2024, we presented additional findings on its investigational agent zoliflodacin at the 2024 Sexually Transmitted Infections Prevention Conference in Atlanta. The first oral presentation demonstrated that zoliflodacin had potent in vitro activity against 200 clinical isolates, consistent with previous US surveillance data. The second presentation demonstrated that microbiological cure rates for specific subgroups were comparable to the primary endpoint analysis. Safety in these subgroups was also comparable.
o
In October 2024, we had five clinical presentations at IDWeek 2024, which took place in Los Angeles. One oral presentation on zoliflodacin included a review of the unique public-private partnership that led the clinical development of zoliflodacin. The second presentation highlighted the activity of sulbactam-durlobactam and standard-of-care antibiotics against Acinetobacter baumannii-calcoaceticus complex for hospitalized patients in the

US. Three posters were presented including two on zoliflodacin: In vitro activity against baseline isolates in US participants from the phase 3 trial and a pharmacometrics analysis supporting dose selection. Surveillance data of eravacycline against clinical pathogens, collected worldwide from multiple infections sites during 2018-2022 was also presented.
o
We continue to advance zoliflodacin following its successful Phase 3 clinical trial results and expect to submit an NDA to the U.S. FDA in early 2025.

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

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Royalties - RELVAR/BREO	$48,199	$45,585	$2,614	6%	$154,317	$150,922	$3,395	2%
Royalties - ANORO	12,313	11,429	884	8%	35,264	32,127	3,137	10%
Total royalties	60,512	57,014	3,498	6%	189,581	183,049	6,532	4%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*	(10,368)	(10,368)	—	*
Total net royalty revenue	$57,056	$53,558	$3,498	7%	$179,213	$172,681	$6,532	4%

*Not Meaningful

Total net royalty revenue increased to $57.1 million and $179.2 million for the three and nine months ended September 30, 2024, compared to $53.6 million and $172.7 million, respectively, for the same period a year ago. The increase of total net royalty revenue was primarily due to sales growth in both RELVAR®/BREO®ELLIPTA® and ANORO® ELLIPTA®.

Net Product Sales

Net product sales recognized for the three months ended September 30, 2024 was $27.8 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $13.8 million, $4.2 million and $9.8 million, respectively. Net product sales recognized for the nine months ended September 30, 2024 was $68.6 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $39.0 million, $15.2 million and $14.4 million, respectively.

Net product sales recognized for the three months ended September 30, 2023 was $13.7 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $8.0 million, $5.1 million, and $0.6 million, respectively. Net product sales recognized for the nine months ended September 30, 2023 was $40.9 million, consisting of net sales of GIAPREZA®, XERAVA®, and XACDURO® for $28.2 million, $12.1 million and $0.6 million, respectively.

Our net product sales increased during the periods presented as a result of increased efforts in sales and marketing of our marketed products.

License Revenue

We recognized $8.0 million in license revenue for the second quarter of 2024 as a result of achievement of a regulatory milestone under our license agreement with Zai Lab. We also recognized $6.5 million in license revenue for the second quarter of 2024 under the Amended Zai Agreement with Zai Lab. During the third quarter of 2024, we recognized additional license revenue of approximately $4.6 million from Zai Lab arising from a manufacturing stage transfer agreement and the aforementioned Amended Zai Agreement.

We recognized license revenue of $8.0 million for the first quarter of 2023 and $3.0 million for the second quarter of 2023 as a result of achievement of regulatory milestones under our license agreements with Everest and Zai Lab, respectively.

Cost of Products Sold

Cost of products sold, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Cost of products sold	$9,990	$10,182	$(192)	(2)%	$29,433	$27,910	$1,523	5%

Our inventory includes net fair value adjustments resulting from the acquisition of La Jolla, which are being amortized and recognized as cost of products sold when sales occur. The fair value adjustments recorded as part of cost of products sold amounted to $1.8 million and $12.1 million for the three and nine months ended September 30, 2024, respectively, and $5.4 million and $19.2 million for the three and nine months ended September 30, 2023, respectively. Excluding the impact of the amortized fair value adjustments, our cost of products sold increased during the periods presented in 2024 compared to the same periods in 2023 as a result of higher sales volume.

Research and Development

Research and development expenses, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Research and development	$3,551	$3,989	$(438)	(11)%	$9,989	$31,566	$(21,577)	(68)%

Research and development expenses consist of the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Compensation and related personnel costs	$978	$1,825	$(847)	(46)%	$4,071	$8,636	$(4,565)	(53)%
External services	2,420	1,359	1,061	78%	4,700	20,085	(15,385)	(77)%
Facilities related	40	482	(442)	(92)%	694	1,730	(1,036)	(60)%
Other	113	323	(210)	(65)%	524	1,115	(591)	(53)%
Total research and development expense	$3,551	$3,989	$(438)	(11)%	$9,989	$31,566	$(21,577)	(68)%

Research and development expenses, which are mainly attributable to post-marketing commitments required by the FDA and ongoing product developments, were $3.6 million and $10.0 million for the three and nine months ended September 30, 2024. Research and development expenses for the three and nine months ended September 30, 2023, which were mainly attributable to the product development efforts for XACDURO®, were $4.0 million and $31.6 million, respectively. The decrease was primarily a result of the FDA approval of XACDURO® in May 2023 and personnel transfers from the research development function to general and administrative function after the FDA approval.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Selling, general and administrative	$26,219	$28,636	$(2,417)	(8)%	$84,364	$71,913	$12,451	17%

Our selling, general and administrative expenses are primarily incurred as a result of our ongoing efforts to promote our marketed critical care products and drive revenue, maintain regulatory compliance, and support essential administrative functions for general operations. The expenses for the three months ended September 30, 2023 were higher compared to the same period this year primarily due to the commercial launch effort of XACDURO®. For the nine months ended September 30, 2024, the expenses increased compared to the same period last year due to the ongoing efforts, which led to higher net product sales.

Interest and dividend income and other expense, net

Interest and dividend income and other expense, net, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Interest and dividend income	$(5,500)	$(4,114)	$(1,386)	34%	$(13,373)	$(11,032)	$(2,341)	21%
Other expense, net	$914	$1,047	$(133)	(13)%	$3,123	$4,289	$(1,166)	(27)%

Interest and dividend income increased for the three and nine months ended September 31, 2024, compared to the same period a year ago, due to higher interest rates and higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, was primarily expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Interest expense	$5,807	$4,396	$1,411	32%	$17,460	$13,205	$4,255	32%

Interest expense for the three and nine months ended September 30, 2024 comprised mainly of the contractual interest expense and the amortization of debt issuance costs for our 2025 Notes and 2028 Notes, as well as effective interest expense on our deferred royalty obligation. Interest expense for the nine months ended September 30, 2023 included the amount on the 2023 Notes until the notes were fully paid off on January 15, 2023. The increase for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was mainly due to higher effective interest rate on our deferred royalty obligation as a result of higher sales performance of GIAPREZA®.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Changes in fair values of equity method investments, net	$18,231	$(71,980)	$90,211	(125)%	$42,997	$(67,886)	$110,883	(163)%
Changes in fair values of equity and long-term investments, net	$16,936	$2,640	$14,296	*	$60,827	$4,887	$55,940	*

*Not Meaningful

The changes in fair values of equity method investments for the three and nine months ended September 30, 2024 were unfavorable mainly due to the decrease in Armata's stock price during this period. We recorded $18.2 million and $43.0 million in unrealized loss for the three and nine months ended September 30, 2024, respectively, and $72.0 million and $67.9 million in unrealized gain for the three and nine months ended September 30, 2023, respectively, related to our equity method investments in Armata.

The changes in fair values of other equity and long-term investments primarily reflected the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Gate, ImaginAb and those investments managed by ISP Fund LP. We recorded $17.8 million and $59.8 million of net negative changes in fair values of equity and long-term investments related to the investments managed by ISP Fund LP, for the three and nine months ended September 30, 2024, respectively. We also recorded $1.2 million net positive and $0.8 million net negative changes in fair values of equity and long-term investments for the three and nine months ended September 30, 2024, respectively, related to other long-term investments we made in Armata.

Provision for Income Taxes

We recorded income tax expense of $5.6 million and $9.6 million for the three and nine months ended September 30, 2024, respectively, compared to income tax expense of $3.9 million and $14.7 million for the three and nine months ended September 30, 2023, respectively. The effective income tax rate for the nine months ended September 30, 2024 and 2023 was 40.5% and 10.6%, respectively.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaboration arrangement. For the nine months ended September 30, 2024, we generated gross royalty revenues from GSK of $189.6 million, net product sales of $68.6 million and license revenue of $19.1 million. Net cash and cash equivalents totaled $260.6 million, royalties receivable from GSK totaled $60.5 million and accounts receivable associated with our product sales and license revenue totaled $30.5 million as of September 30, 2024.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023	Change
Net cash provided by operating activities	$129,451	$107,808	$21,643
Net cash used in investing activities	$(48,308)	$(61,610)	$13,302
Net cash used in financing activities	$(14,026)	$(157,250)	$143,224

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $129.5 million, consisting primarily of our net income of $3.1 million, adjusted for net non-cash items, which included $103.8 million in changes in fair value of our investments, $19.4 million of amortization of acquired intangible assets, $12.1 million of amortization of inventory fair value step-up adjustment, $10.5 million of amortization of capitalized fees and depreciation of property and equipment, and $4.7 million of stock-based compensation, partially offset by $15.4 million of deferred income taxes and $9.9 million in net changes in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 of $48.3 million primarily consisted of $48.1 million in purchases of trading securities, $32.3 million in purchases of equity and long-term investments managed by ISP Fund LP and $20.6 million in net purchases of other investments managed by ISP Fund LP. The use of cash for investing activities was partially offset by proceeds of $52.8 million from the sales of equity investments managed by ISP Fund LP.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 of $14.0 million was primarily due to $14.8 million for the repurchase of common stock under our stock repurchase program which concluded in April 2024.

Net cash used in financing activities for the nine months ended September 30, 2023 of $157.3 million was primarily due to the payments of $96.2 million upon maturity of the 2023 Notes in January 2023 and $61.1 million for the repurchase of common stock under our current stock repurchase program.

Contractual Obligations

As of September 30, 2024, our notes payable obligation included $192.5 million related to our 2025 Notes and $261.0 million related to our 2028 Notes, which are due in 2025 and 2028, respectively. Under the terms of the 2025 Notes and 2028 Notes, we will make interest payments of 2.5% and 2.125%, respectively, of outstanding principal. Refer to Note 11, “Debt” to the Condensed Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases were $3.4 million, with approximately $0.4 million payable through December 31, 2024, and approximately $3.0 million payable through 2029. Refer to Note 12, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for more information.

As part of our acquisition of La Jolla, we recognized its deferred royalty obligation in connection with the La Jolla Royalty Agreement with HCR. Under the terms of the Agreement, HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA® until either January 1, 2031 or when the maximum aggregate royalty payments have been made, whichever occurs first. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. The maximum royalty rate through December 31, 2023 was 14%. Starting January 1, 2024, the maximum royalty rate was increased to 18% based on the terms of the agreement. The La Jolla Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million.

Additionally, we have certain contingent payment obligations under various in-license agreements which we are required to make royalty payments or milestone payments upon successful completion and achievement of certain milestones. Refer to Note 4, “License and Collaboration Arrangements” to the Condensed Consolidated Financial Statements for more information.

We also entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of September 30, 2024, we have approximately $9.1 million, $7.1 million, $7.9 million and $6.3 million in outstanding purchase commitments under the agreement for the remainder of 2024 and for the years 2025, 2026 and 2027, respectively.

We also enter into other agreements in the normal course of business with vendors for commercial, manufacturing, clinical trials and preclinical studies, and other services and products for operating purposes.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2024, our debt bears fixed interest rates and we had no outstanding debt with variable interest rate. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2024, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures, as defined under SEC rules, are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified by the Commission’s rules and forms. Additionally, they ensure that information required to be disclosed by the issuer is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, to enable timely decision regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fact discovery closed on March 31, 2024 and expert discovery was completed on August 19, 2024.

On September 13, 2024, La Jolla filed a motion for partial summary judgment of infringement regarding three claims from U.S. Patent Nos. 10,548,943 and 10,335,451. Briefing for this motion concluded on October 15, 2024. The court has not yet rendered a decision on this motion.

A trial date has not yet been set in this matter.

Given the current status of this matter, we cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and have not recorded a contingent liability accrual as of September 30, 2024.

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

Innoviva, Inc.

Date: November 6, 2024	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	/s/ Stephen Basso
Stephen Basso
Chief Financial Officer
(Principal Financial Officer)