Form 10-K
period 2024-12-31
Innoviva, Inc.
filed 2025-02-26
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 30, 2024 was $899,110,517. This calculation does not reflect a determination that persons are affiliates for any other purpose.

On February 14, 2025, there were 62,675,545 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2025 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

INNOVIVA, INC.

2024 Form 10‑K Annual Report

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

Important factors that we believe could cause actual results or events to differ materially from our forward‑looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, GIAPREZA®, XERAVA®, XACDURO®, and ZEVTERA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company’s growth strategy and corporate development initiatives); the timing, manner, and amount of potential capital returns to shareholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; and projections of revenue, expenses and other financial items; the impact of the novel coronavirus (“COVID-19”); the timing, manner and amount of capital deployment, including potential capital returns to stockholders; and risks related to the Company’s growth strategy and risks discussed in “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in this Annual Report on Form 10‑K. Our forward‑looking statements in this Annual Report on Form 10‑K are based on current expectations as of the date hereof and we do not assume any obligation to update any forward‑looking statements on account of new information, future events or otherwise, except as required by law.

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

PART I

ITEM 1. BUSINESS

Overview

Innoviva, Inc. (“Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a company with a core royalties portfolio, a leading critical care and infectious disease platform known as Innoviva Specialty Therapeutics (“IST”), and a portfolio of strategic investments in other healthcare assets.

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

Our commercial and marketed products include GIAPREZA®(angiotensin II), approved in the United States (“U.S.”) to increase blood pressure in adults with septic or other distributive shock, and XERAVA®(eravacycline) approved in the U.S. for the treatment of complicated intra-abdominal infections in adults. On May 23, 2023, XACDURO®(formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) and we commenced commercial sales of XACDURO® in the third quarter of 2023. On December 14, 2024, we entered into an exclusive distribution and license agreement with Basilea Pharmaceutica Ltd, Allschwil (SIX: BSLN) (“Basilea”) for the commercialization of ZEVTERA® (ceftobiprole), an advanced-generation cephalosporin antibiotic, in the U.S. We continue our efforts to submit a New Drug Application (“NDA”) for zoliflodacin, a potential first in class, single dose oral drug for the treatment of uncomplicated gonorrhea, to the U.S. FDA in early 2025. Overall, we have a wholly owned robust critical care and infectious disease operating platform with a hospital focus anchored by four differentiated products with significant growth potential and a promising drug candidate.

In addition, we own other strategic healthcare assets, such as a significant stake in Armata Pharmaceuticals, Inc., a leader in development of bacteriophages with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies.

Our focus on capital allocation and shareholder value maximization has led our company to a meaningful transformation over the last two years. In 2022, our financials contained royalty revenues from TRELEGY®ELLIPTA® which was divested mid-year in an economically accretive transaction. Additionally, our acquisition and integration of operating companies, Entasis Therapeutics Holding Inc. (“Entasis”) and La Jolla Pharmaceutical Company (“La Jolla”), and advancement of our therapeutics portfolio further changed the structure of our financials compared to prior years. Through these changes, we believe we are well-positioned to create significant long-term shareholder value.

Our headquarters are located at 1350 Old Bayshore Highway, Suite 400, Burlingame, CA 94010. The Company was incorporated in Delaware in November 1996 under the name Advanced Medicine, Inc., and began operations in May 1997. It later changed its name to Theravance, Inc. in April 2002, and rebranded, changing its name to Innoviva, Inc. in January 2016.

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
•
Dupixent® (dupilamab, an injectable IL-4 and IL-13 inhibitor) developed by Sanofi Genzyme and approved by the FDA in October 2018 as an add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma
•
Fasenra® (benralizumab, an injectable anti-IL-5 monoclonal antibody) for the treatment of severe asthma in patients 12 years of age and older marketed by AstraZeneca. Fasenra Pen pre-filled auto-injector was approved by the FDA for self-administration in November 2019
•
Singulair® (monteleukast), an orally active leukotriene receptor antagonist for the prophylaxis and treatment of asthma in patients 12 months of age and older marketed by Merck
•
Tezspire® (tezepelumab-ekko), an injectable monoclonal antibody designed to inhibit thymic stromal lymphopoietin (TSLP), an epithelial cytokine thought to be critical in the initiation and persistence of airway inflammation. Co-developed by Astra Zeneca and Amgen for the treatment of severe asthma. The FDA approved the Tezspire solution for subcutaneous injection in December 2021; it is indicated for the add-on maintenance treatment of adult and pediatric patients aged 12 years and older with severe asthma
•
Ohtuvayre® (ensifentrine), an inhaled dual phosphodiesterase inhibitor indicated for the miantenace treatment of COPD in adults with moderate-to-severe symptoms.

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

In general, these manufacturers are required to conduct a number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to branded products already approved by the FDA. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In addition, in April 2016, the FDA issued a draft guidance document covering Fluticasone Furoate/Vilanterol Trifenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®.

Our Integrated Critical Care / Infectious Disease Assets

Commercial and Marketed Products

Our critical care and infectious disease portfolio was formed through the 2022 acquisitions of Entasis and La Jolla, which we have continued to grow through our license agreement with Basilea. It comprises four differentiated commercial stage products and a pipeline. The following table summarizes our commercial and marketed products:

(1)
For U.S. and European approval.
(2)
U.S.: GIAPREZA is a vasoconstrictor to increase blood pressure in adults with septic or other distributive shock.
(3)
European Union: GIAPREZA is indicated for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies.
(4)
U.S.: XERAVA is a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older.
(5)
European Union: XERAVA is indicated for the treatment of cIAI in adults.
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
(7)
U.S.: ZEVTERA is a cephalosporin antibacterial indicated for the treatment of: Adult patients with Staphylococcus aureus bloodstream infections (bacteremia) (SAB), including those with right-sided infective endocarditis, adult patients with acute bacterial skin and skin structure infections (ABSSSI), and adult and pediatric patients (3 months to less than 18 years old) with community-acquired bacterial pneumonia (CABP).

(8)
European Union: ZEVTERA is a cephalosporin antibacterial indicated for the treatment of hospital-acquired pneumonia (HAP, excluding ventilator-associated pneumonia, VAP) and community-acquired pneumonia (CAP) in patients 18 years of age and older.

GIAPREZA® (angiotensin II)

GIAPREZA®(angiotensin II) injection is approved by the U.S. FDA as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. GIAPREZA is approved by the European Commission (“EC”) and by the Great Britain Medicines and Health Care Products Regulatory Agency (“MHRA”) for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. GIAPREZA mimics the body’s endogenous angiotensin II peptide, which is central to the renin-angiotensin-aldosterone system (“RAAS”), which in turn regulates blood pressure. GIAPREZA is marketed in the U.S. by La Jolla and is marketed in Europe and Great Britain by PAION Deutschland GmbH, a subsidiary of the Humanwell Healthcare Group, on behalf of La Jolla.

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

ATHOS-3 Primary Endpoint Results

Increase in Mean Arterial Pressure Response[1],[2]

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

(1)
Charts, graphs and tables derived from FDA prescribing information
(2)
Including arterial and venous thrombotic events

XERAVA® (eravacycline)

XERAVA® (eravacycline) for injection is approved by the U.S. FDA and Singapore Health Sciences Authority (“HSA”) as a tetracycline class antibacterial indicated for the treatment of cIAI due to susceptible microorganisms in patients 18 years of age and older. XERAVA is approved by the EC, MHRA, and the Hong Kong Department of Health (“DoH”) for the treatment of cIAI in adults. XERAVA is marketed in the U.S. by our wholly owned subsidiary, Tetraphase Pharmaceuticals, Inc. (“Tetraphase”), and is marketed in Europe and Great Britain by PAION on behalf of Tetraphase and is marketed in mainland China, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines by Everest Medicines Limited (“Everest”).

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

(1)
Charts, graphs and tables derived from FDA prescribing information
(2)
Comparators included ertapenem and meropenem for IGNITE1 and IGNITE4, respectively
(3)
Infusion site reactions include: catheter/vessel puncture site pain, infusion site extravasation, infusion site hypoaesthesia, infusion/injection site phlebitis, infusion site thrombosis, injection site/vessel puncture site erythema, phlebitis, phlebitis superficial, thrombophlebitis, and vessel puncture site swelling

XACDURO®

XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the FDA on May 23, 2023, and we commenced U.S. commercial sales of XACDURO® in the third quarter of 2023. In May 2024, XACDURO® was approved in China by the National Medical Products Administration (NMPA) for use in Chinese patients 18 years of age and older. XACDURO® is a novel IV antibiotic. The product is a combination of sulbactam, a β-lactam antibiotic, and durlobactam, a novel β-lactamase inhibitor (“BLI”) with broad spectrum β-lactamase coverage including Classes A, C and D, that was specifically developed for the treatment of a variety of serious infections caused by carbapenem-resistant Acinetobacter. In July 2024, XACDURO® was named as the preferred agent for the treatment of Carbapenem-resistant Acinetobacter baumannii infections, in combination with a carbapenem, in the updated 2024 IDSA treatment guidance.

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

28-Day all-cause mortality (%)
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
19.0%
32.3%
13.3% treatment difference
XACDURO + IMI
Colistin + IMI

Clinical cure rates at Test of Cure visit
70.0%
60.0%
50.0%
40.0%
30.0%
20.0%
10.0%
0.0%
Clinical cure rate
61.9%
40.3%
21.6% treatment difference
XACDURO + IMI
Colistin + IMI

IMI=Imipenem

(1)
Charts, graphs and tables derived from FDA prescribing information. Kaye et al. Lancet Infect Dis. 2023 May 11:S1473-3099(23)00184-6

Selected Adverse Reactions Occurring at a Frequency of >5% in Trial 1(1)

(1)
Charts, graphs and tables derived from FDA prescribing information
(2)
Liver test abnormalities include the following adverse reactions: liver function test abnormal, hepatic function abnormal, increased transaminases, ALT increased, and AST increased; Acute kidney injury includes the following adverse reactions: renal impairment, blood Cr increased, toxic nephropathy, renal failure and acute kidney injury.

All-cause mortality: Kaplan-Meier analysis of time to death by day 28(1)

(1)
Kaye et al. Lancet Infect Dis. 2023 May 11:S1473-3099(23)00184-6

ZEVTERA®

ZEVTERA® (ceftobiprole) was approved by the U.S. FDA on April 4, 2024 as a cephalosporin antibacterial indicated for the treatment of: Adult patients with Staphylococcus aureus bloodstream infections (bacteremia) (SAB), including those with right-sided infective endocarditis, adult patients with acute bacterial skin and skin structure infections (ABSSSI), and adult and pediatric patients (3 months to less than 18 years old) with community-acquired bacterial pneumonia (CABP). ZEVTERA® is also approved by the European Commission for the treatment of hospital-acquired pneumonia (HAP, excluding ventilator-associated pneumonia, VAP) and community-acquired pneumonia (CAP) in patients 18 years of age and older.

On December 14, 2024, a subsidiary of the Company entered into an exclusive distribution and license agreement with Basilea, for the commercialization of ZEVTERA® in the United States. Under the terms of the agreement, we were granted exclusive marketing rights to ZEVTERA® in the U.S. in exchange for Basilea receiving a $4.0 million upfront payment in addition to tiered royalties and milestones on net sales in the U.S. if certain targets are met. We anticipate commercializing ZEVTERA® in mid-year 2025.

The efficacy of ZEVTERA® in the treatment of adult patients with SAB, including right-sided infective endocarditis, was demonstrated in a randomized, controlled, double-blind, multinational, multicenter trial (NCT03138733). In this trial, adult patients were randomized to either ZEVTERA® 667 mg (equivalent to 500 mg of ceftobiprole) IV every 6 hours from study Day 1 to Day 8, and 667 mg IV every 8 hours from study Day 9 onwards) or daptomycin (6 mg/kg up to 10 mg/kg IV every 24 hours) plus optional aztreonam for coverage of gram-negative co-infections (the comparator).

The primary efficacy outcome in the study was overall success at the post-treatment evaluation (PTE) visit at 70 days post-randomization in the mITT population, as assessed by the independent DRC. Overall success rates at the PTE visit in the mITT population were 69.8% (132/189) in patients treated with ZEVTERA® and 68.7% (136/198) in patients treated with the comparator.

The efficacy of ZEVTERA® in the treatment of adult patients with ABSSSI was demonstrated in a randomized, controlled, double-blind, multinational, multicenter trial (NCT03137173). Patients were randomized to either ZEVTERA® 667 mg (equivalent to 500 mg of ceftobiprole) IV every 8 hours or vancomycin plus aztreonam (vancomycin 1 gram or 15 mg/kg IV every 12 hours, aztreonam 1 gram IV every 12 hours). Randomization was stratified by study site and type of ABSSSI. Treatment duration was 5 to 14 days. Patients could receive concomitant metronidazole for suspected anaerobic infection. A switch to oral therapy was not allowed.

The primary endpoint, assessed in the ITT population, was early clinical response 48–72 hours after start of treatment. Early clinical response required a reduction of the primary skin lesion by at least 20%, survival for at least 72 hours, and the absence of concomitant antibacterial treatment or additional unplanned surgery.

The primary and main secondary outcomes are shown below:

The efficacy of ZEVTERA® in the treatment of adult patients with community-acquired bacterial pneumonia (CABP) was demonstrated in a randomized, controlled, double-blind, multinational, multicenter study (Trial 3) (NCT00326287). 638 adults hospitalized with CABP and requiring IV antibacterial treatment for at least 3 days were included in the intent-to-treat (ITT) population, comparing ZEVTERA® 667 mg (equivalent to 500 mg of ceftobiprole) IV every 8 hours to ceftriaxone (2 grams IV every 24 hours) with optional linezolid (600 mg IV every 12 hours) for the coverage of resistant gram-positive pathogens, including methicillin-resistant S. aureus (MRSA). Randomization was stratified by Pneumonia Outcomes Research Team (PORT) classification I to III versus IV to V, and by the need for adjunctive treatment with linezolid or matching placebo. The treatment duration was 5–14 days. No adjunctive macrolide therapy was allowed. A switch to oral cefuroxime (500 mg every 12 hours) was allowed after at least 72 hours of IV study treatment for patients who met stringent protocol-specified criteria for improvement and were candidates for hospital discharge.

The results for clinical cure at the test-of-cure visit at Day 7 to 14 after end of treatment are shown below:

Competition

GIAPREZA® competes with catecholamines (primarily norepinephrine), which are available as generics and inexpensive and typically used first line to treat distributive shock, and vasopressin, including Vasostrict® (Endo International plc) and vasopressin generic drugs, which are typically used hsecond line. In the randomized, Phase 3 study ATHOS-3, GIAPREZA® demonstrated clinical benefit in patients who were not adequately responding to available vasopressors, including catecholamines and vasopressin. GIAPREZA®’s principal competition as a treatment in patients not adequately responding to available vasopressors is the use of these same vasopressors at increased doses. If we are unable to successfully change treatment practices, the commercial prospects for GIAPREZA® will be limited, and our business may suffer.

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

ZEVTERA® competes with a wide range of generic and branded antibiotics that are used to treat the various infection types for which it is indicated, including: vancomycin, daptomycin, TEFLARO® (ceftaroline, marketed by Allergan Sales, LLC). If we are unable to successfully change treatment practices, the commercial prospects for ZEVTERA® will be limited, and our business may suffer.

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

ZEVTERA® was provided ten years of market exclusivity by the FDA from the date of its approval in April 2024.

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

On February 18, 2025, La Jolla, as well as The George Washington University (collectively, with the La Jolla entities, the “Plaintiffs”) entered into a settlement agreement (the “Settlement Agreement”) with Gland and the Fresenius Kabi Defendants (collectively, “Defendants”) resolving the Hatch-Waxman Act concerning Gland’s ANDA filing. Under the terms of the Settlement Agreement, Plaintiffs granted Defendants a perpetual, royalty-free and fully paid-up, non-exclusive, non-sublicensable, non-transferable right and license solely to make, have made, use, sell, offer to sell, import, and/or distribute the product that is subject to Gland’s ANDA in the United States commencing in the early 2030s, subject to certain exceptions as is customary in these type of agreements.

As required by law, the settlement is subject to review by the U.S. Department of Justice and the Federal Trade Commission.

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

Historically, to reduce the risk of spreading drug-resistant N. gonorrhoeae, the CDC has changed treatment guidelines when resistance rates to recommended first-line treatments reach 5%. Since 2015, there has only been one recommended treatment on CDC guidelines for gonorrhea: 250mg intramuscular injection of ceftriaxone plus 1g of oral azithromycin. In 2020 the CDC once again updated its treatment guideline, now recommending a 500mg intramuscular injection of ceftriaxone for treatment of uncomplicated gonorrhea. This follows a 2019 update in the United Kingdom where recommended empirical treatment of gonorrhea is now 1g intramuscular ceftriaxone monotherapy.

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

Competition

We are initially developing zoliflodacin as a single oral dose treatment for uncomplicated gonorrhea. Gonorrhea is commonly treated with 500mg intramuscular ceftriaxone, a generically available agent. Additional generic cephalosporins and fluoroquinolones are also prescribed but not recommended as primary treatment options given current resistance rates. Gepotidacin, currently under development for a variety of infections by GlaxoSmithKline plc, is the only potentially competitive product candidate in late-stage clinical development that we are aware of that is being developed for the treatment of uncomplicated urogenital gonorrhea. A Phase 3 clinical trial (EAGLE-1) was initiated by GlaxoSmithKline in October 2019. A prior Phase 2 clinical trial revealed the emergence of resistance to gepotidacin in 2 urogenital microbiological failures following administration of a single oral dose. In an attempt to overcome this resistance, gepotidacin will be given in two oral doses in the EAGLE-1 clinical trial; a 4-tablet 3000 milligram (mg) oral dose at the study site followed by another 4-tablet 3000mg oral dose as an outpatient.

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

We exclusively license ZEVTERA® (pre-packaging and labeling) from Basilea for the U.S. marketing rights. Our distribution and license agreement with Basilea requires that the drug product is manufactured in accordance with the FDA’s cGMPs and all other applicable laws and regulations. The long-term commercial success of ZEVTERA® will depend in part on the ability of Basilea to supply the drug product without interruption.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal requirements that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. As with the federal Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

In addition, we may be subject to data privacy and security regulations promulgated by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, impose certain requirements on covered entities (i.e., certain healthcare providers, health plans and healthcare clearinghouses) relating to the privacy, security and transmission of individually identifiable health information. Among other things, HIPAA’s security standards apply directly to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HIPAA's civil and criminal penalties also directly apply to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

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

Finally, outside the United States, the European Union General Data Protection Regulation (2016/679) (“GDPR”) contains provisions specifically directed at the processing of health information. The GDPR provides for potentially significant sanctions and contains extraterritoriality measures intended to bring non-EU companies under the regulation. In addition, many countries around the world have enacted similar data privacy legislation. This legislation imposes increased compliance obligations and regulatory risk, including the potential for significant fines for noncompliance.

Healthcare and Other Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, healthcare, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Under the first Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under the ACA for individuals who do not maintain mandated health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. In December 2018, a federal district court, in a challenge brought by a number of state attorneys general, found the ACA unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, the federal appellate court upheld the district court ruling that the individual mandate was unconstitutional and remanded the case back to the district court to determine whether the remaining provisions of the ACA are invalid as well. The case was appealed to the U.S. Supreme Court, which did not make a decision on the issue of severability as it determined the state attorney generals did not have standing.

There were other reform initiatives under the first Trump Administration, including initiatives focused on drug pricing. For example, the Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019. As another example, in 2018, President Trump and the Secretary of the HHS, released a “blueprint” to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. HHS has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. On November 20, 2020, CMS issued an interim final rule through the CMS Innovation Center whereby Medicare Part B reimbursement for “certain high-cost prescriptions drugs” would be no more than most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. While some of these and other measures may require additional authorization to become effective, it is not yet clear what steps the Trump Administration will take or whether such steps will be successful.

There have also been state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices and address price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

GIAPREZA®

As of February 14, 2025, the licensed intellectual property portfolio relating to GIAPREZA® included 12 issued U.S. patents, 2 pending U.S. patent applications, 9 issued foreign patents and 13 pending foreign patent applications. The issued U.S. patents, and patents that may issue from the pending U.S. patent applications, will expire between 2029 and 2034, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign patent applications, will expire in 2034, absent any disclaimers, extensions, or adjustments of patent term.

As of February 14, 2025, the intellectual property portfolio relating to GIAPREZA® also included 4 issued U.S. patents, 7 pending U.S. patent applications, 8 issued foreign patents and 11 pending foreign patent applications. The issued U.S. patents, and patents that may issue from the pending U.S. patent applications, will expire between 2034 and 2040, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign patent applications, will expire between 2034 and 2040, absent any disclaimers, extensions, or adjustments of patent term.

XERAVA®

As of February 14, 2025, we owned 2 issued U.S. patents, 1 pending U.S. patent application, 17 issued foreign patents and 4 pending foreign patent applications relating to XERAVA®. The issued U.S. patents, and the patent that may issue from the pending U.S. patent application, will have an expiration date of August 7, 2029, absent any disclaimers, extensions, or adjustments of patent term. The term of one of the U.S. patents has received 508 days of patent term adjustment. The foreign patents, and patents that may issue from the pending foreign applications, will likewise have an expiration date of August 7, 2029, absent any disclaimers, extensions, or adjustments of patent term.

As of February 14, 2025, we also filed applications for Supplementary Protection Certificates based on European Patent No. 2323972 covering the composition of matter and use of XERAVA®. Some applications have been granted and others are pending.

In addition, as of February 14, 2025, we also owned 2 issued U.S. patents, 1 pending U.S. patent application, 8 granted foreign patents and 7 pending foreign patent applications that relate to crystalline forms of eravacycline. Any U.S. patent that may issue from the pending patent application will expire in 2037 absent any disclaimers, extensions, or adjustments of patent term. Likewise, any foreign patents that may issue from the pending foreign patent applications will expire in 2037. We also owned 4 issued U.S. patents, 1 pending U.S. patent application, 43 issued foreign patents and 9 pending foreign patent applications relating to other tetracycline-related intellectual property.

XACDURO®

As of February 14, 2025, we owned 4 issued U.S. patents, 118 issued foreign patents, 2 pending foreign patent applications, and 1 pending priority patent cooperation treaty (“PCT”) application relating to XACDURO®. The issued U.S. patents have an expiration date of April 2, 2033 and November 17, 2035, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign applications, will likewise have an expiration date of April 2, 2033 and November 17, 2035, absent any disclaimers, extensions, or adjustments of patent term. An issued patent arising from the pending priority PCT application will have an expiration date of May 16, 2045, absent any disclaimers, extensions, or adjustments of patent term.

	United States			Foreign
Description	Issued	Pending	Expiration	Issued	Pending	Expiration
GIAPREZA®	16	9	2029 - 2040	17	24	2034 - 2040
XERAVA®	4	2	2029 - 2037	25	11	2029 - 2037
XACDURO®	4	0	2033 - 2035	118	3	2033 - 2035
Other	4	1	2029 - 2037	43	9	2039 - 2037

Zoliflodacin

Our intellectual property portfolio for zoliflodacin contains patent applications directed to compositions of matter for zoliflodacin and other chemical analogs, as well as synthetic methods and methods of use and modes of treatment. As of February 14, 2025, we owned seven issued U.S. patents, 75 issued foreign patents as well as one pending foreign patent application. The issued foreign patents are in several jurisdictions, including Australia, Brazil, Canada, China, Eurasia, the European Union, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea, Taiwan and the United Kingdom. Issued U.S. and foreign patents and patents issuing from pending U.S. and foreign applications have expiration dates of October 2029, January 2034 and May 2035.

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

In October 2024, we made an election to unwind the capital accounts in the Partnership in accordance with the terms of the Partnership Agreement and we expect to receive distributions of our capital accounts through April 2026.

Human Capital

As of December 31, 2024, we had 127 employees, all of whom were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we consider our relations with our employees to be good. We also hire consultants and contract with third parties, as needed, to provide additional resources to support our business activities.

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

We have created an environment that fosters individual development while maintaining consistency in our corporate values and code of conduct. We offer seminars from external resources and promote the fair treatment and full participation of all people in our workplace.

The management team and Board of Directors are keenly aware of the importance of the Company’s need to conduct business with high standards. Our mission as an organization is to be patient-centric and develop innovative treatments to find solutions for patients suffering from rare and underserved diseases.

Our employees, partners, and investors expect us to honor our values and take action to promote a more equitable and sustainable world for future generations.

As we further build our organization behind our portfolio of royalties and innovative healthcare assets, we intend to strive to understand the perspectives of the clients and communities we will serve, and as such, we are intensifying our efforts to drive a culture of belonging throughout our organization. We will strive to comply with all applicable environmental laws, regulations and policies concerning environmental protection in all our business activities and in the selection of partners we choose to work with. We are committed to strengthening our local community by contributing through volunteerism and will continue, as we have been doing, to provide donations to parties we believe will support our goal of improving patient health and well-being. We are also committed to good corporate governance. All of our employees, officers and directors must conduct themselves according to the language and spirit of our Code of Conduct, and our Board of Directors is dedicated to providing effective corporate oversight including through oversight committees such as the Nominating and Governance Committee, the Audit Committee and the Compensation Committee. As our Company grows, we will continue to integrate policies and programs that further foster this effort.

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

Information about our Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of February 14, 2025:

Name	Age	Positions Held
Pavel Raifeld	41	Chief Executive Officer
Stephen Basso	59	Chief Financial Officer
Marianne Zhen	56	Chief Accounting Officer

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

Marianne Zhen, CPA, was appointed Chief Accounting Officer in July 2018. Prior to joining Innoviva in October 2014, Ms. Zhen held various financial leadership roles across different industries, including at companies such as Model N and Mosys. Previously, Ms. Zhen served as a member of the board of directors of CalCPA Peninsula Silicon Valley Chapter. Ms. Zhen earned a Bachelor of Science degree in Business Administration with a concentration in Accounting from San Francisco State University. She is a member of the American Institute of Certified Public Accountants (AICPA) and a member of the California Society of Certified Public Accountants (CalCPA).

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

Risks Related to our Business and Industry

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

More recently, the presidential administration and the U.S. Congress have and may continue to take actions in an effort to modify or replace PPACA and to implement or pass other reforms to the healthcare system, including proposed legislation related to the pricing of pharmaceuticals. There is uncertainty with respect to any potential changes that may be proposed and what the impact, if any, will be on our business, including the impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by PPACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Code. Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. We have conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2024 and concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. Subsequent changes in our ownership or sale of our stock could have the effect of limiting the use of our net operating losses in the future. There may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because certain net operating losses have carryforward periods. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

There are many difficulties and uncertainties inherent in pharmaceutical research and development, the introduction of new products and indications, business development activities to enhance or refine our product pipeline, and commercialization of our product.

There is a high rate of failure inherent in drug discovery and development. Failure can occur at any point in the process, including in later stages after substantial investment. New product candidates that appear promising in development or prior to being acquired may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain or maintain necessary regulatory approvals or payer reimbursement or coverage, failure to obtain placement on guidelines or recommendations published by third-party organizations that are commensurate with clinical data, the application of pricing controls, limited scope of approved uses, label changes, changes in the relevant treatment standards or the availability of newer better, or more cost-effective competitive products, difficulty or excessive costs to manufacture, insufficient infrastructure to support detection, diagnostic or other requisites for treatment, ineffectiveness in reaching healthcare professionals, including digitally given the increase in virtual engagements, or infringement of the patents or intellectual property rights of others. We may also fail to allocate research and development resources efficiently, fail to pursue or invest sufficiently in product candidates or indications that may have been successful, or fail to optimally balance trial design, conduct, and speed to accomplish desired outcomes.

Regulatory agencies establish high hurdles for the efficacy and safety of new products and indications. Delay, uncertainty, unpredictability, and inconsistency in drug approval processes across markets and agencies can result in delays in product launches, lost market opportunities, impairment of inventories, and other negative impacts. In addition, it can be very difficult to predict revenue growth rates of, or variability in demand for, new products and indications, which in some cases leads to difficult meeting product demand or, on the other hand, excess inventory and related financial charges.

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

As of December 31, 2024, we had $453.5 million in total debt outstanding, comprised primarily of $192.5 million in principal outstanding under our convertible senior notes due 2025 (the “2025 Notes”) and $261.0 million in principal outstanding under our convertible notes due 2028 (the “2028 Notes”) (the 2025 Notes and 2028 Notes, hereinafter, the “Notes”). The Notes are unsecured debt and, with the exception of the 2028 Notes, are not redeemable by us prior to the maturity date. Holders of the Notes may require us to purchase all or any portion of their Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the Notes, which could trigger the put rights of the holders of the Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us.

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

Uneven economic growth or downturns or international trade and other global disruptions, geopolitical tensions, or disputes could adversely affect our business and operating results.

Economic slowdowns could lead to decreased utilization of our products, affecting our sales. Declining tax revenues and increased government spending on other programs attributable to uneven economic growth or downturns increase the pressure on governments to reduce healthcare spending, leading to increased control of drug prices or lower utilization. Also, if our customers, suppliers, or business partners experience financial difficulties, we could experience slower customer collections, greater bad debt expense, and performance defaults by suppliers or business partners. Similarly, uneven economic growth or downturns could limit our ability to access capital markets.

In addition, trade and other global disputes and interruptions, including related to tariffs, trade protection measures, import or export licensing requirements, the imposition of trade sanctions or similar restrictions by the U.S. or other governments, international tension and conflicts, as well as cost inflation, strains on global transportation, manufacturing, and labor markets, and public health outbreaks, epidemics, or pandemics, affect our ability to do business. For example, the financial impact of higher energy prices, defense spending, and inflation due, in part, to geopolitical and economic disruptions, has further exacerbated financial pressures on governments with single-payer or government funded healthcare systems, leading to increased impetus for increases in rebates, clawbacks, and other reforms to reimbursement systems, particularly in Europe. These and similar events have adversely affected, and may continue to adversely affect, us, our business partners, and our customers.

In addition to developments related to our business or financial results, or those of our competitors, uneven economic growth, downturns, or other negative global developments, could also undermine our growth or result in significant and sudden declines in the trading price of our common stock and market capitalization.

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

In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections because of many factors, including to changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

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

Our operations could be disrupted if our information systems fail, if we are unsuccessful in implementing necessary upgrades, or if we are subject to cyber-attacks. Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems and our other information technology. We collect and maintain information, which includes confidential and proprietary information as well as personal information regarding our employees and business contacts, in digital form. Data maintained in digital form is subject to risk of cyber-attacks, which are increasing in frequency and sophistication. Cyber-attacks could include the deployment of harmful malware, viruses, worms, and other means to affect service reliability and threaten data confidentiality, integrity and availability. As discussed below in Item 1C, our systems have been subject to security incidents, none of which have been material. Despite our efforts to monitor and safeguard our systems to prevent data compromise, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering, and theft remain. A failure of our systems, or an inability to successfully expand the capacity of these systems, or an inability to successfully integrate new technologies into our existing systems could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

The use or anticipated use of artificial intelligence (“AI”) technologies, including generative AI, by us or third parties, may increase or create new operational risks.

AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that the algorithms may be flawed, misused or otherwise function in an unexpected manner; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. The relative newness of the technology, the speed at which it is being adopted, and the paucity of laws, regulations or standards expressly and specifically governing its use increases these risks. If the analyses that AI-based applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm. Furthermore, use of AI-based software may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property.

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

If we fail to comply with applicable data protection, privacy, and similar consumer protection laws and regulations, we could become subject to fines or penalties, or incur other costs that could harm our business.

Numerous federal and state laws and regulations in the U.S. address consumer privacy, regulating the collection, use, disclosure, and security of personal information. Such laws are evolving, many are recently enacted, and all are subject to potentially differing interpretations. For example, the California Consumer Privacy Act (“CCPA”), which initially came into effect on January 1, 2020, created new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA was then amended, and those amendments, which went into effect on January 1, 2023, included new rights and established a new agency in California, the California Privacy Protection Agency (“CPPA”), to implement and enforce the CCPA. Today, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches, among other things. The CPPA is currently considering rules that would potentially broaden the scope of the requirements in areas such as cybersecurity and so-called automated decision-making technologies. The CCPA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition. We cannot predict what new regulations CPPA might adopt, or what amendments the California legislature may enact. And while some states have already enacted very similar privacy laws, we cannot predict what other states may enact their own privacy laws, what the scope and requirements of such laws may be, or how they will affect our business.

Increased scrutiny of our corporate citizenship and sustainability will likely result in additional costs and risks and may adversely impact our reputation, employee retention and willingness of customers and suppliers to do business with us.

There is an increasing focus from certain customers, consumers, employees and other stakeholders concerning matters relating to corporate citizenship and sustainability. If our practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, human capital management, employee health and safety practices and corporate governance and transparency, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.

The standards for tracking and reporting on corporate citizenship and sustainability matters are relatively new, have not been harmonized and continue to evolve. The disclosure frameworks we choose to align with, if any, may change from time-to-time and may result in a lack of consistent or meaningful comparative data from period to period. Ensuring there are systems and processes in place to comply with various tracking and reporting obligations will require management time and expense. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

If we fail to adopt corporate citizenship and sustainability standards or practices as quickly as stakeholders desire, fail, or be perceived to fail, in our achievement of such initiatives or goals, or fail in fully and accurately reporting our progress on such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

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

We depend on information technology and a failure of, or significant disruption to, those systems, or a failure to adequately adopt emerging technologies such as artificial intelligence, could have a material adverse effect on our business.

We rely on sophisticated software applications and complex information technology systems (including cloud services) to operate our business, which are inherently vulnerable to malicious intrusion, random attack, loss of data privacy, disruption, degradation or breakdown. Certain of these applications and systems are managed, hosted, provided or used by third parties. Data privacy or security breaches of our internal systems or those of our information technology vendors may in the future result in the failure of critical business operations. Such breaches may cause sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers, employees or business partners, to be exposed to unauthorized persons or to the public. To date, neither our business nor operations have been materially impacted by such incidents, however, the healthcare industry remains a target of cyber‐attacks. Cybersecurity attacks and incidents are increasing in their frequency, sophistication and intensity and, due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. Our investments in the protection of our data and information technology and our efforts to monitor our systems on an ongoing basis may be insufficient to prevent compromises in our information technology systems that could have a material adverse effect on our business. Such adverse consequences could include loss of revenue or the loss of critical or sensitive information from our or third-party providers’ databases or information technology systems and could also result in legal, financial, reputational or business harm to us and potentially substantial remediation costs. In addition, our cyber insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems or those of our third‐party vendors. Additionally, we utilize artificial intelligence (AI) and other emerging technologies in select applications to support our operations. These technologies may present opportunities for our business but may also entail risks, including that AI‐generated analyses utilized by us could be deficient or exacerbate regulatory, cybersecurity or other significant risks. Further, our failure to effectively implement these technologies could hinder our ability to compete, as competitors’ advancements in AI may lead to more efficient operations.

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

Regulation of generic and biosimilar products varies around the world and such regulation is complex and subject to ongoing interpretation and implementation by regulatory agencies and courts. Particularly for biosimilars, health authority guidelines and legislative actions could make it less burdensome for competitor products to enter the market and further incentivize uptake of biosimilars. In the U.S., the FDA has issued several “interchangeability” designations for biosimilar products and is expected to continue doing so in the future. These designations could – subject to state law requirements – enable pharmacies to substitute biosimilars for innovator biological products.

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

Heightened governmental scrutiny over the manner in which drug manufacturers price their marketed products and the practices of pharmacy benefit managers and other supply chain entities has also resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, require advance notice of list price increases, establish upper payment limits or other restrictions by drug affordability review boards, allow the importation of drugs from other countries, address pharmacy benefit manager practices, and reform government program reimbursement methodologies for drug products. In particular, the Inflation Reduction Act contains provisions designed to limit the prices paid by Medicare for various prescription drugs.

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

Our business is subject to increasing government price controls and other public and private restrictions on pricing, reimbursement, and access for our drugs, which could have a material adverse effect on our results of operations, reputation or business.

Public and private payers continue to take aggressive steps to control their expenditures for pharmaceuticals by placing restrictions on pricing and reimbursement for, and patient access to, our medicines. These pressures have negatively affected, and could continue to negatively affect, our consolidated results of operations. Governments and private payers worldwide have intensified their scrutiny of, and actions intended to address, pricing, reimbursement, and access to pharmaceutical products and are demanding greater commercial and clinical value from pharmaceutical companies in the form of strong product differentiation and demonstrated value. Additional policies, regulations, legislation, or enforcement, including because of the regulatory priorities of the U.S. presidential administration and regulatory authorities worldwide, could adversely impact our business and consolidated results of operations. The effect of reducing prices and reimbursement for certain of our products would significantly impact our business and consolidated results of operations. Within the U.S., state level transparency initiatives, importation rules, reporting requirements, and mandated programs, including the establishment of drug affordability boards with the power to set upper payment limits on certain drugs in state-regulated plans, may also increase administrative costs, in some cases, compromise confidential business practices and otherwise detrimentally impact our business.

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

Further, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private payers, including in relation to the implementation of the Inflation Reduction Act, reference pricing, and compulsory licensing, may adversely impact our business and financial results. In addition, government price reporting and payment regulations are complex, and require ongoing assessment of the methods by which we calculate and report pricing. Calculation methodologies are inherently subjective and are subject to review and challenge by government agencies. If agencies disagree with our calculations, or the methodologies and assumptions underlying them, we may need to restate previously reported data and could be subject to financial and legal liability, which may be significant. In addition, changes to calculation methodologies could adversely affect our financial position or consolidated results of operations in any given period.

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

Further, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and in the Middle East) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.

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

Our employees or third-party providers, or employees or third-party providers of our portfolio companies may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by employees, third party providers, or employees or third-party providers of our portfolio companies. Misconduct by employees, third party providers, or employees or third-party providers of our portfolio companies could include intentional failures to comply with applicable regulations, provide accurate information to regulatory authorities, comply with federal and state fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, the health care industry is subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. It is not always possible to identify and deter misconduct by employees, third party providers, or employees or third party providers of our portfolio companies, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We are subject to income taxes in the U.S. and numerous other jurisdictions, and in the course of our business, we make judgments about the expected tax treatment of various transactions and events. Changes in tax laws, regulations, administrative practices, principles, disclosure obligations, and interpretations, as well as events that differ from our expectations, have affected and may adversely affect our effective tax rates, cash flows, and/or results of operations. In addition, tax authorities in the U.S. and other jurisdictions in which we do business routinely examine our tax returns and are intensifying their scrutiny and examinations of cross-border tax issues, which could unfavorably impact our results of operations. Further, actions taken with respect to tax-related matters by associations such as the Organisation for Economic Co-operation and Development and the

European Commission could influence tax laws in countries in which we operate, such as the recent enactments by both the EU and non-EU countries of a global minimum tax. Modifications to key elements of the U.S. or international tax framework could have a significant impact on our effective tax rate, results of operations, and cash flows.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

Pandemics, such as the COVID-19 pandemic, have impacted and may in the future impact our business, operations and financial condition and results. Related risks and challenges for our business include, among others: uncertainty regarding the severity and duration of a pandemic; impacts to business operations; decreased demand for certain of our products; increased costs of doing business; manufacturing disruptions and delays; supply chain disruptions and shortages, including challenges related to reliance on third-party suppliers resulting in reduced availability of materials or components used in the development, manufacturing, distribution or administration of our products; evolving macroeconomic factors and conditions, including general economic uncertainty, unemployment rates and recessionary pressures; changes in labor markets, including challenges related to our human capital and talent development; unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to any potential pandemic response; increased difficulty and uncertainty regarding predicting or estimating future performance; pace of post-pandemic recovery, disruption and volatility within the financial or credit markets; and our financial performance in general.

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

In October 2024, we made an election to unwind the capital accounts in the Partnership in accordance with the terms of the Partnership Agreement and we expect to receive distributions of our capital accounts through April 2026.

The price of our securities has been volatile and may continue to be so, and purchasers of our securities could incur substantial losses.

The price of our securities has been volatile and may continue to be so. Between January 1, 2024 and December 31, 2024, the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market varied between $14.33 and $21.28 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years.

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

During the year ended December 31, 2024, we did not identify any risks from known cybersecurity threats, including because of any prior cybersecurity incidents, that have materially affected us. However, in the future, we may face certain ongoing cybersecurity risks or threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Our operations could be disrupted by failure of our information systems or cyber-attacks.”

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

Our executive team, primarily consisting of our Chief Accounting Officer, Chief Financial Officer, and Chief Executive Officer, in conjunction with our information security team and third-party consultants, is primarily responsible in assessing and managing our material risks from cybersecurity threats. The qualifications of our executive and information security teams include a combination of formal education, current trainings and certifications in systems, network, and cybersecurity and over 50 years of combined experience in information technology and cybersecurity matters.

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

ITEM 2. PROPERTIES

Our headquarters consist of a lease of 2,111 square feet of office space in Burlingame, California, which expires in December 2027. Our other material leased property is an office space of approximately 15,500 square feet located in Waltham, Massachusetts, which expires in March 2029. We believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary.

ITEM 3. LEGAL PROCEEDINGS

The information called for by this Item is incorporated herein by reference in Item 8. “Financial Statements and Supplementary Data,” Note 13, “Commitments and Contingencies”.

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

Holders

As of February 14, 2025, there were 61 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.3

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans: See Part III, Item 12 of this Form 10-K for additional information required.

Purchases of Equity Securities by the Issuer

During the year ended December 31, 2024, we did not repurchase shares of our common stock other than as disclosed in our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2024.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2019 and ending on December 31, 2024, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the Nasdaq S&P Small Cap 600 Pharma Index and (iii) the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 31, 2019 in each of (1) our common stock, (2) the Nasdaq Composite Index, (3) the Nasdaq S&P Small Cap 600 Pharma Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Innoviva, Inc., the Nasdaq Composite Index, Nasdaq Biotechnology Index, and Nasdaq S&P Small Cap 600 Pharma Index.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
INVA TR
NASDAQ Composite TR
NASDAQ Biotechnology Index TR
S&P SmallCap 600 Pharma TR

_________________________________________________________

* $100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.

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

Management Overview

Innoviva, Inc. (and where context requires, together with its subsidiaries referred to as “Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a company with a core royalties portfolio, a leading critical care and infectious disease platform known as Innoviva Specialty Therapeutics (“IST”), and a portfolio of strategic investments in other healthcare assets

Our royalty portfolio contains respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/vilanterol, “UMEC/VI”), and up until July 2022, TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). We sold our 15% ownership interest in Theravance Respiratory Company, LLC (“TRC”) on July 20, 2022, and are no longer entitled to receive royalties on sales of TRELEGY® ELLIPTA® products. Under the Long‑Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA® which tier upward at a range from 6.5% to 10%.

We expanded our portfolio through the acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) on July 11, 2022 and the acquisition of La Jolla Pharmaceutical Company (“La Jolla”) on August 22, 2022. Following the acquisitions, our commercial and marketed products include GIAPREZA®(angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock, and XERAVA® (eravacycline) approved for the treatment of complicated intra-abdominal infections in adults. Our new commercial and marketed product, XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) on May 23, 2023 for the treatment of hospital-acquired and ventilator-associated pneumonias caused by Acinetobacter in adults. We commenced commercial sales of XACDURO® in the third quarter of 2023. On December 14, 2024, we entered into an exclusive distribution and license agreement with Basilea Pharmaceutica Ltd, Allschwil (SIX: BSLN) (“Basilea”) for the commercialization of ZEVTERA®(ceftobiprole), an advanced-generation cephalosporin antibiotic, in the U.S. We continue to further advance our pipeline and are on track to submit a New Drug Application (“NDA”) for zoliflodacin, potentially first in class, single dose oral drug for the treatment of uncomplicated gonorrhea, to the U.S. FDA in early 2025. As such, we have a wholly owned robust critical care and infectious disease operating platform with hospital focus anchored by four differentiated products with significant growth potential and a promising drug candidate.
In addition, we own other strategic healthcare assets, such as a large equity stake in Armata Pharmaceuticals (“Armata”), a leader in development of bacteriophage with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies.

Our focus on capital allocation and shareholder value maximization has led our company to a meaningful transformation over the last two years. In 2022 our financials contained royalty revenues from TRELEGY® ELLIPTA® which was divested mid-year in an economically accretive transaction. Additionally, our acquisition and integration of operating companies and advancement of our therapeutics portfolio further changed the structure of our financials compared to prior years. Through these changes, we believe we are well-positioned to create significant long-term shareholder value.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets partnered with GSK, commercializing our marketed products, developing our product candidates, optimizing capital allocation, and providing for certain essential reporting and management functions of a public company. As of December 31, 2024, we had 127 employees.

Financial Highlights

•
Royalty revenue: Fourth quarter 2024 gross royalty revenue from GSK was $66.0 million and full year was $255.6 million, compared to $69.6 million for the fourth quarter of 2023 and $252.7 million for the full year 2023.
•
Net Product Sales: Fourth quarter 2024 net product sales were $28.9 million, which included U.S. net product sales of $24.9 million, compared to $19.7 million for the fourth quarter of 2023, and ex-U.S. net product sales of $4.0 million. U.S. net product sales consisted of $15.9 million from GIAPREZA®, $3.1 million from XERAVA®, and $5.9 million from XACDURO®. Full year 2024 net product sales were $97.5 million, which included U.S. net product sales of $80.9 million, compared to $55.1 million for full year 2023, and ex-U.S. net product sales of $16.6 million. U.S. net product sales consisted of $53.4 million from GIAPREZA®, $12.8 million from XERAVA®, and $14.7 million from XACDURO®.
•
License revenue: Fourth quarter 2024 license revenue of $0.4 million included product development cost-sharing reimbursements from our partner. Full year 2024 license revenue of $19.5 million consisted of an $8.0 million milestone payment and $11.5 million cost-sharing reimbursements, compared to $11.0 million milestone payments in full year 2023.
•
Equity and long-term investments: Fourth quarter and full year 2024 changes in fair values of equity and long-term investments of $19.6 million and $123.4 million, respectively, were primarily attributable to share price depreciation of Armata and other equity investments.
•
Net income: Fourth quarter 2024 net income of $20.3 million ($0.32 basic net income per share) and full year 2024 net income of $23.4 million ($0.37 basic net income per share) were driven primarily by higher revenue, offset by the negative impact of changes in the fair values of equity investments.
•
Cash and cash equivalents: Totaled $305.0 million. Royalty and net product sales receivables totaled $86.4 million as of December 31, 2024.

Key Business and R&D Highlights

•
ZEVTERA® (ceftobiprole): an advanced-generation cephalosporin antibiotic that is approved in the U.S. for three specific treatment indications. ZEVTERA® is the only FDA-approved methicillin-resistant Staphylococcus aureus (MRSA) cephalosporin antibiotic for treating adult patients with Staphylococcus aureus bloodstream infections (bacteremia) (“SAB”) and endocarditis. ZEVTERA® is indicated for the treatment of adult patients with SAB, including right-sided infective endocarditis, adult patients with acute bacterial skin and skin structure infections (ABSSSI) and for adult and pediatric patients (3 months to less than 18 years old) with community-acquired bacterial pneumonia (CABP).
o
In the fourth quarter of 2024, Innoviva licensed U.S. commercialization and distribution rights to ZEVTERA® from Basilea.
o
The Company anticipates launching ZEVTERA® in the U.S. in mid-2025.
•
Zoliflodacin: a potential first-in-class, single dose, oral antibiotic is currently being developed in partnership with The Global Antibiotic Research & Development Partnership (“GARDP”) for the treatment of patients with uncomplicated gonorrhea.
o
In 2024, the Company reported positive Phase 3 data for zoliflodacin, in which a single dose of oral zoliflodacin achieved a statistically non-inferior microbiological cure rate compared to the current global standard of care. Oral zoliflodacin was generally well tolerated and emergent adverse events were comparable between treatment arms. No deaths or other serious adverse events were reported.
o
The Company remains on track to submit the zoliflodacin NDA to the FDA in early 2025.
•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use: a targeted antibacterial treatment for patients with hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Acinetobacter baumannii-calcoaceticus complex.
o
XACDURO® was approved in China by the National Medical Products Administration for use in Chinese patients 18 years of age and older in May 2024.

o
In July, XACDURO® was named as the preferred agent for the treatment of Carbapenem-resistant Acinetobacter baumannii infections, in combination with a carbapenem, in the updated 2024 IDSA treatment guidance.
o
In August, XACDURO® was nominated for the prestigious Prix Galien USA award for Best Biotechnology Product.

Update on Strategic Healthcare Assets

•
Our portfolio of strategic assets under the Company’s various subsidiaries was valued at $501.5 million as of December 31, 2024. In the fourth quarter 2024, we continued to support product developments and invested $10.9 million in Gate Neurosciences, Inc., a leader in developing precision medicines targeting synaptic health.

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

The lock-up period for our initial contribution of $190.0 million expired in December 2023. Strategic Partners did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years. In October 2024, we made an election to unwind the capital accounts in the Partnership in accordance with the terms of the Partnership Agreement and we expect to receive distributions of our capital accounts through April 2026.

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

Capitalized Fees Paid

We review our Capitalized Fees for impairment on a product‑by‑product basis for each major geographic area when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of Capitalized Fees is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. The determination of recoverability typically requires various estimates and assumptions, including estimating the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We derive the required cash flow estimates from near‑term forecasted product sales and long‑term projected sales in the corresponding market. Based upon our analyses of past, current and future sales and trends, there have been no indicators of impairment and no impairment charges have been recorded on the Capitalized Fees as of December 31, 2024.

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

Equity and Other Investments

Our investments in Armata include a convertible note (the “Armata Convertible Note”) and term loans issued in July 2023 and March 2024 (the “July 2023 Armata Term Loan ” and the “March 2024 Armata Term Loan”, respectively), all of which are classified as Level 3 financial instruments. The Armata Convertible Note is measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. We measure the July 2023 Armata Term Loan and the March 2024 Armata Term Loan at fair value using an income approach based on the discounted value of expected future cash flows.

Our Level 3 financial instruments include the Gate convertible promissory note and private placement positions held by ISP Fund LP as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies. We measure the Gate convertible promissory note at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised. Valuation models applied for the private placement positions held by ISP Fund LP may include the Black-Scholes-Merton pricing model, the Monte Carlo simulation model and other applicable valuation models. Key assumptions involve inputs to the Black-Scholes-Merton pricing model, probability rates of certain events and scenarios applied in the Monte Carlo simulation model and discount rates, as appropriate. The Monte Carlo simulation model also incorporates assumptions made based on transaction details such as the security’s stock price, the expected term, maturity, risk-free interest rates and dividend yield, as well as volatility.

We also hold preferred stock warrants in InCarda Therapeutics Inc. (“InCarda”), a privately held, clinical-stage biopharmaceutical company. The preferred stock warrants are classified as Level 3 financial instruments and recorded at fair value subject to remeasurement at each balance sheet date. We use the Black-Scholes-Merton pricing model to estimate the fair value of the warrants with the following input assumptions: the exercise price of the warrants, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of its public peer companies. As of December 31, 2024, the fair value of these warrants was minimal.

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

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2024		2023
(In thousands)	2024	2023	2022	$	%	$	%
Royalties – RELVAR/BREO	$207,925	$208,042	$215,034	$(117)	(0)%	$(6,992)	(3)%
Royalties – ANORO	47,631	44,627	38,405	3,004	7%	6,222	16%
Royalties – TRELEGY	—	—	72,029	—	0%	(72,029)	(100)%
Total royalties	255,556	252,669	325,468	2,887	1%	(72,799)	(22)%
Less: amortization of capitalized fees paid	(13,823)	(13,823)	(13,823)	—	*	—	*
Total net royalty revenue	$241,733	$238,846	$311,645	$2,887	1%	$(72,799)	(23)%

* Not Meaningful

Total royalty revenue, net, increased to $241.7 million for the year ended December 31, 2024, compared to $238.8 million for the year ended December 31, 2023. The increase in total net royalty revenue was primarily due to the sales growth in ANORO® ELLIPTA®.

Total royalty revenue, net, decreased to $238.8 million for the year ended December 31, 2023, compared to $311.6 million for the year ended December 31, 2022. The decrease in total net royalty revenue was primarily due to the sale of our ownership interest in TRC, which received royalties stemming from sales of TRELEGY® ELLIPTA®.

Net Product Sales

Total product sales, net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2024		2023
(In thousands)	2024	2023	2022	$	%	$	%
GIAPREZA®	$55,037	$41,294	$14,214	$13,743	33%	$27,080	*
XERAVA®	21,385	17,320	5,480	4,065	23%	11,840	*
XACDURO®	21,070	2,003	—	19,067	*	2,003	*
Total net product sales	$97,492	$60,617	$19,694	$36,875	61%	$40,923	*

* Not Meaningful

We derived our net product sales:

•
approximately 83% from customers located in the U.S. and 17% from the rest of the world for the year ended December 31, 2024;
•
approximately 91% from customers located in the U.S. and 9% from the rest of the world for the year ended December 31, 2023; and,
•
approximately 96% from customers located in the U.S. and 4% from the rest of the world from the date of acquisition of La Jolla, which occurred on August 22, 2022, to December 31, 2022.

Our net product sales increased during the periods presented, driven by higher sales volume resulting from our strategic commercialization efforts and dedications to delivering our critical care products to healthcare systems.

License and Other Revenue

We recognized $8.0 million in license and other revenue for the year ended December 31, 2024 as a result of the achievement of a regulatory milestone under our license agreement with Zai Lab. We also recognized $8.1 million and $3.4 million in license and other revenue under the Amended Zai Agreement and a manufacturing stage technology transfer agreement with Zai Lab, respectively.

We recognized license and other revenue of $8.0 million and $3.0 million for the year ended December 31, 2023 as a result of achievement of regulatory milestones under our license agreements with Everest and Zai Lab, respectively.

Cost of Products Sold

Cost of products sold, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2024		2023
(In thousands)	2024	2023	2022	$	%	$	%
Cost of product sold	$36,598	$41,040	$13,793	$(4,442)	(11)%	$27,247	198%

The cost of products sold also includes the inventory step-up value from the acquisition of La Jolla, which is recorded upon the sale of such inventory. The step-up value included above amounted to $13.8 million, $27.2 million, and $10.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our cost of products sold increased during the periods presented, driven by higher product sales volume. As of December 31, 2024, our total inventory included the remaining net fair value adjustments resulting from the acquisition of La Jolla of approximately $9.2 million, which will be recognized as cost of products sold when sales occur in future periods.

Research & Development

Research and development expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2024		2023
(In thousands)	2024	2023	2022	$	%	$	%
Research and development	$13,654	$33,922	$41,432	$(20,268)	(60)%	$(7,510)	(18)%

Research and development expenses consisted of the following:

				Change
	Year Ended December 31,			2024		2023
(In thousands)	2024	2023	2022	$	%	$	%
External services	$7,408	$20,051	$24,666	$(12,643)	(63)%	$(4,615)	(19)%
Compensation and related personnel costs	4,948	10,081	13,863	(5,133)	(51)%	(3,782)	(27)%
Facilities related	733	2,483	2,255	(1,750)	(70)%	228	10%
Other	565	1,307	648	(742)	(57)%	659	102%
Total research and development expenses	$13,654	$33,922	$41,432	$(20,268)	(60)%	$(7,510)	(18)%

Research and development expenses for the year ended December 31, 2024 were mainly attributable to post marketing commitments required by the FDA and ongoing product development. Research and development expenses for the year ended December 31, 2023 and 2022 were mainly attributable to our product development efforts for XACDURO®. Research and development expenses for the year ended December 31, 2024 decreased compared to the same period in 2023 primarily due to the FDA approval of XACDURO® in May 2023 and resource reallocation from the research development function to general and administrative function after the FDA approval. External services costs consist primarily of fees paid to consultants, contractors and contract manufacturing organizations.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2024		2023
(In thousands)	2024	2023	2022	$	%	$	%
Selling, general and administrative	$115,690	$98,232	$63,538	$17,458	18%	$34,694	55%

Selling, general and administrative expenses increased by $17.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was mainly due to the reallocation of resources from the research and development function, focusing on regulatory compliance since May 2023 after the FDA approval of XACDURO®, and enhanced commercial strategies resulting from our ongoing efforts to promote and deliver our marketed critical care products to healthcare systems and patients.

Selling, general and administrative expenses for the year ended December 31, 2022 were lower than those for the year ended December 31, 2023, because this amount included only partial-year expenses for Entasis, which we began consolidating on February 17, 2022, and for La Jolla, which we acquired on August 22, 2022.

Interest and Dividend Income and Other Expense, Net

Interest and dividend income and other expense, net, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2024		2023
(In thousands)	2024	2023	2022	$	%	$	%
Interest and dividend income	$(19,141)	$(15,818)	$(6,369)	$(3,323)	21%	$(9,449)	148%
Other expense, net	2,997	4,969	3,373	(1,972)	(40)%	1,596	47%

Interest and dividend income increased for the years ended December 31, 2024 and 2023, due to higher interest rates and higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, primarily consisted of expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2024		2023
(In thousands)	2024	2023	2022	$	%	$	%
Interest expense	$22,209	$19,157	$15,789	$3,052	16%	$3,368	21%

The interest expense for the periods presented included the contractual interest expense and the amortization of debt issuance costs for our convertible senior notes due 2025 (the “2025 Notes”) and our convertible senior notes due 2028 (the “2028 Notes”), as well as effective interest expense on our deferred royalty obligation related to GIAPREZA®. The year-over-year increases from 2022 to 2024 were primarily due to a higher effective interest rate on our deferred royalty obligation, driven by stronger sales performance of GIAPREZA®.

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

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity method investments and equity and long-term investments, net, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2024		2023
(In thousands)	2024	2023	2022	$	%	$	%
Changes in fair values of equity method investments, net	$64,253	$(77,392)	$161,749	$141,645	*	$(239,141)	(148)%
Changes in fair values of equity and long-term investments, net	$59,161	$(11,129)	$(8,462)	$70,290	*	$(2,667)	32%

* Not Meaningful

The changes in fair values of equity method investments for the year ended December 31, 2024 were unfavorable mainly due to the decrease in Armata’s stock price. We recorded $64.3 million in unrealized losses, $77.4 million in unrealized gains and $152.5 million in unrealized losses associated with equity investments in Armata for the years ended December 31, 2024, 2023 and 2022, respectively. The changes in fair values of equity method investments for the year ended December 31, 2022 also included $9.2 million in unrealized losses from our then equity investments in Entasis before the acquisition in July 2022.

The changes in fair values of equity and long-term investments year over year reflect the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Gate and ImaginAb, and those investments managed by ISP Fund LP. We recorded $2.3 million in unrealized losses and $23.8 million in unrealized gains for the year ended December 31, 2024 and 2023 related to our other long-term investments in Armata.

Refer to Note 6, “Equity and Long-Term Investments and Fair Value Measurements”, to the Consolidated Financial Statements for more information.

Income Taxes

Income tax expense, net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2024		2023
(In thousands)	2024	2023	2022	$	%	$	%
Income tax expense, net	$13,996	$14,376	$66,687	$(380)	(3)%	$(52,311)	(78)%

As of December 31, 2024, 2023 and 2022, we had net operating loss carryforwards for federal income taxes of $520.6 million, $543.5 million and $411.5 million, respectively. As of December 31, 2024, 2023 and 2022, we also had state net operating loss carryforwards of approximately $1.0 billion which will expire beginning 2030. As of December 31, 2024, we had state research and development tax credits of $33.3 million.

For the years ended December 31, 2024, 2023 and 2022, we recognized $14.0 million, $14.4 million and $66.7 million, respectively, of income tax expense, mainly based on the taxable income generated during those years.

Our total unrecognized tax benefits as of December 31, 2024, 2023 and 2022 were $61.3 million, $19.4 million and $16.3 million, respectively. The increase of $41.9 million in 2024 was primarily due to our strategic intercompany intellectual property alignment across different jurisdictions.

Utilization of net operating loss and tax credit carryforwards is subject to rules, provided by the Internal Revenue Code and similar state provisions, governing annual limitations tied to ownership changes. We conducted an analysis of the Company through December 31, 2024 to determine whether an ownership change had occurred since inception. The study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. If we ever undergo an ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

As of December 31, 2024, $154.8 million of Entasis’ federal net operating losses and $365.8 million of La Jolla’s federal operating losses from the acquisitions in 2022, both subject to annual limitations, were available for future utilization.

The Organization for Economic Co-operation and Development (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) addresses the tax challenges arising from the digitalization of the global economy. It aims to restore confidence in the international tax system by ensuring that profits are taxed where economic activities take place and value is created. On April 25, 2024, the OECD published the Consolidated Commentary (“Commentary”) to the Pillar Two Global Anti-Base Erosion (“GloBE”) Model Rules, incorporating all agreed Administrative Guidance that has been released by the Inclusive Framework from March 2022 through December 2023. The Commentary aims to provide tax administrations and taxpayers with guidance on the interpretation and application of the GloBE Model Rules. The Company is not subject to Pillar Two this fiscal year; however, it will continue to monitor the tax implications of the legislative changes if and when its non-U.S. footprint expands in the future.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interests for the year ended December 31, 2022 was $6.3 million, which consisted of share of noncontrolling interests in TRC and Entasis. There were no noncontrolling interests for the years ended December 31, 2024 and 2023.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the year ended December 31, 2024, we generated gross royalty revenues of $255.6 million, net product sales revenues of $97.5 million and license and other revenue of $19.5 million. Cash and cash equivalents totaled $305.0 million, royalties receivable from GSK totaled $66.0 million and accounts receivable associated with our marketed products and related arrangements totaled $20.4 million, as of December 31, 2024.

As of December 31, 2024, we had two outstanding convertible notes, the 2025 Notes and the 2028 Notes, in an aggregate principal amount of $453.5 million, of which $192.5 million and $261.0 million will become due in August 2025 and March 2028, respectively. Future interest payments associated with these notes total $24.2 million.

In May 2021, Strategic Partners received a distribution of $110.0 million from the Partnership to provide funding to Innoviva for a strategic repurchase of Innoviva common shares held by GSK. On March 30, 2022, Strategic Partners made an additional capital contribution of $110.0 million to the Partnership pursuant to the letter agreement entered into between Strategic Partners, the Partnership and Sarissa Capital Fund GP LP on May 20, 2021. The capital contribution is subject to a 36-month lock-up period from the contribution date. The lock-up period for our initial contribution of $190.0 million expired in December 2023. Strategic Partners did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years. In October 2024, we made an election to unwind the capital accounts in the Partnership in accordance with the terms of the Partnership Agreement and we expect to receive distributions of our capital accounts through April 2026.

Adequacy of Cash Resources to Meet Future Needs

We believe that our cash and cash equivalents will be sufficient to meet our anticipated debt service and operating needs for at least the next 12 months based upon current operating plans and financial forecasts. Our long-term capital requirements will depend on many factors including the amount of our royalty revenues, sales growth of our currently marketed products, timing of regulatory approval of our product candidate and outcome of our acquisitions and strategic investments. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding in the form of public or private equity offerings or debt financings at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, from time to time we may restructure or reduce our debt, including through privately negotiated repurchases, tender offers, redemptions, amendments, or otherwise, all allowable with the terms of our debt agreements.

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2024	2023	2022	2024	2023
Net cash provided by operating activities	$188,690	$141,064	$201,726	$47,626	$(60,662)
Net cash used in investing activities	(63,786)	(66,761)	(56,634)	2,975	(10,127)
Net cash used in financing activities	(13,453)	(171,839)	(55,568)	158,386	(116,271)

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2024 was $188.7 million, consisting primarily of our net income of $23.4 million adjusted for net noncash items of $172.2 million, partially offset by net changes in operating assets and liabilities of $6.9 million. Noncash items included a $123.4 million net decrease in fair values of equity method investments and equity and long-term investments, $25.9 million in amortization of acquired intangible assets, $14.0 million of amortization of capitalized fees and depreciation of property and equipment, $13.8 million in inventory fair value adjustments included in cost of products sold, $6.4 million in stock-based compensation expense, and $2.1 million in amortization of debt discount and issuance costs, partially offset by $12.6 million of deferred income taxes. The changes in operating assets and liabilities included increases in other assets of $38.2 million, inventory of $6.8 million, accounts receivable of $5.9 million, and a decrease in accounts payable of $4.6 million, partially offset by an increases in income tax payable of $41.5 million and accrued liabilities of $3.0 million and a decrease in receivables from collaboration arrangements of $3.6 million.

Cash provided by operating activities for the year ended December 31, 2023 was $141.1 million, consisting primarily of our net income of $179.7 million, partially offset by net non-cash items of $13.9 million and net changes in operating assets and liabilities of $24.8 million. Non-cash items included a $88.5 million net increase in fair values of equity method investments and equity and long-term investments, partially offset by $27.2 million in inventory fair value adjustments included in cost of products sold, $21.8 million in amortization of acquired intangible assets, $13.9 million of amortization of capitalized fees and depreciation of property and equipment, $5.8 million in stock-based compensation expense, $4.4 million of deferred income taxes and $2.1 million in amortization of debt discount and issuance costs. The changes in operating assets and liabilities included increases in receivables from collaboration arrangements of $14.9 million, inventory of $12.0 million, accounts receivable of $5.1 million, other assets of $3.0 million and a decrease in personnel-related, interest and other accrued expenses of $2.4 million, partially offset by a decrease in prepaid expenses of $7.9 million and increases in accounts payable of $3.8 million and income tax payable of $1.7 million.

Cash provided by operating activities for the year ended December 31, 2022 was $201.7 million, consisting primarily of our net income of $220.3 million and net changes in operating assets and liabilities of $6.9 million, partially offset by net non-cash items of $25.4 million. Non-cash items included a net gain of $266.7 million recognized on the sale of TRC, partially offset by net non-cash charges of $241.3 million. Non-cash charges included a $153.3 million net decrease in fair values of equity method investments and equity and long-term investments, $25.0 million of deferred income taxes, $13.9 million of amortization of capitalized fees and depreciation of property and equipment and $5.6 million in amortization of acquired intangible assets, $20.7 million in loss on the extinguishment of debt, $7.3 million in stock-based compensation expense, $10.0 million in inventory fair value adjustments included in cost of products sold and $2.1 million in the amortization of debt discount and issuance costs. The changes in operating assets and liabilities included an increase in prepaid expenses of $21.4 million, a decrease in receivables from collaboration arrangements of $13.3 million and increases of $11.9 million and $10.0 million in accrued personnel-related expenses and other accrued liabilities and in income tax payable, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 of $63.8 million included $59.6 million for purchases of trading securities, $32.3 million for purchases of equity investments managed by ISP Fund LP and $43.5 million in net purchases and sales of other investments managed by ISP Fund LP. Net cash used in investing activities was partially offset by $75.8 million in sales of equity investments managed by ISP Fund LP

Net cash used in investing activities for the year ended December 31, 2023 of $66.8 million included $65.1 million for purchases trading securities, $31.2 million for purchases of equity investments managed by ISP Fund LP, $41.3 million in net purchases and sales of other investments managed by ISP Fund LP and $1.2 million for purchases of equity and long-term investments. Net cash used in investing activities was partially offset by $72.5 million in sales of equity investments managed by ISP Fund LP.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 of $13.5 million included $14.8 million for the repurchases of our common stock under the stock repurchase program, partially offset by $1.5 million in net proceeds from issuances of common stock.

Net cash used in financing activities for the year ended December 31, 2023 of $171.8 million consisted mainly of the repayments of $96.2 million upon maturity of the 2023 Notes in January 2023 and $75.7 million for the repurchases of our common stock under the stock repurchase program.

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

Contractual Obligations

As of December 31, 2024, our notes payable obligation included $192.5 million related to our 2025 Notes and $261.0 million related to our 2028 Notes, which are due in 2025 and 2028, respectively. Under the terms of the 2025 Notes and 2028 Notes, we will make interest payments of 2.5% and 2.125%, respectively, of outstanding principal. Refer to Note 12, “Debt” to the Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases amounting to $3.0 million, with approximately $1.7 million payable in 2025 and approximately $0.4 million payable in each of the years 2026 through 2028. Refer to Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for more information.

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

We also entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchases through December 31, 2027. As of December 31, 2024, we have approximately $26.4 million U.S. dollar equivalent in outstanding purchase commitments under this agreement.

We also enter into agreements in the normal course of business with vendors for manufacturing, clinical trials and pre-clinical studies, and other services and products for operating purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2024, our debt bears fixed interest rates and we had no outstanding debt with variable interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$304,964	$193,513
Accounts receivable	20,392	14,454
Receivable from collaboration arrangements	65,974	69,621
Inventory	33,725	40,737
Prepaid expenses	21,063	21,630
Current portion of ISP Fund investments (Note 5)	107,532	—
Other current assets	656	4,264
Total current assets	554,306	344,219
Property and equipment, net	514	483
Equity method investments	52,293	116,546
Equity and long-term investments	341,664	444,432
Capitalized fees paid, net	69,961	83,784
Right-of-use assets	2,453	2,536
Goodwill	17,905	17,905
Intangible assets	208,433	230,335
Deferred tax assets, net	12,054	—
Other assets	41,477	3,267
Total assets	$1,301,060	$1,243,507

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,132	$6,717
Accrued personnel-related expenses	7,376	7,020
Accrued interest payable	3,422	3,422
Deferred revenue	1,126	1,277
Convertible notes, due 2025, net of issuance costs	192,028	—
Other accrued liabilities	29,999	19,698
Total current liabilities	236,083	38,134
Long-term debt, net of discount and issuance costs	256,316	446,234
Other long-term liabilities	64,275	71,870
Deferred tax liabilities, net	—	563
Income tax payable, long-term	53,227	11,751
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 62,665 and 63,307 issued and outstanding as of December 31, 2024 and 2023 respectively	627	633
Treasury stock: at cost, nil and, 32,005 shares as of December 31, 2024 and 2023, respectively	—	(393,829)
Additional paid-in capital	692,329	1,093,340
Accumulated deficit	(1,797)	(25,189)
Total stockholders’ equity	691,159	674,955
Total liabilities and stockholders’ equity	$1,301,060	$1,243,507

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $13,823 in each of the years ended December 31, 2024, 2023 and 2022	$241,733	$238,846	$311,645
Net product sales	97,492	60,617	19,694
License and other revenue	19,486	11,000	—
Total revenue	358,711	310,463	331,339
Expenses:
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding amortization of intangible assets)	36,598	41,040	13,793
Cost of license revenue	—	1,600	—
Selling, general and administrative	115,690	98,232	63,538
Research and development	13,654	33,922	41,432
Amortization of acquired intangible assets	25,902	21,784	5,581
Gain on sale of Theravance Respiratory Company, LLC (“TRC”)	—	—	(266,696)
Loss on extinguishment of debt	—	—	20,662
Changes in fair values of equity method investments, net	64,253	(77,392)	161,749
Changes in fair value of equity and long-term investments, net	59,161	(11,129)	(8,462)
Interest and dividend income	(19,141)	(15,818)	(6,369)
Interest expense	22,209	19,157	15,789
Other expense, net	2,997	4,969	3,373
Total expenses, net	321,323	116,365	44,390
Income before income taxes	37,388	194,098	286,949
Income tax expense, net	13,996	14,376	66,687
Net income	23,392	179,722	220,262
Net income attributable to noncontrolling interests	—	—	6,341
Net income attributable to Innoviva stockholders	$23,392	$179,722	$213,921
Basic net income per share attributable to Innoviva stockholders	$0.37	$2.75	$3.07
Diluted net income per share attributable to Innoviva stockholders	$0.36	$2.20	$2.37
Shares used to compute Innoviva basic and diluted net income per share:
Shares used to compute basic net income per share	62,726	65,435	69,644
Shares used to compute diluted net income per share	74,187	86,876	95,248

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$23,392	$179,722	$220,262
Comprehensive income	23,392	179,722	220,262
Comprehensive income attributable to noncontrolling interests	—	—	6,341
Comprehensive income attributable to Innoviva stockholders	$23,392	$179,722	$213,921

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional					Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity
Balance as of January 1, 2022	69,566	$696	$1,264,024	$(456,148)	32,005	$(393,829)	$111,192	$525,935
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(65,467)	37,238	—	—	—	(28,229)
Distributions to noncontrolling interests	—	—	—	—	—	—	(69,811)	(69,811)
Recognition of noncontrolling interest upon initial consolidation of Entasis	—	—	—	—	—	—	38,471	38,471
Equity activity of noncontrolling interests in a consolidated variable interest entity	—	—	—	—	—	—	(2)	(2)
Derecognition of noncontrolling interests upon sale of TRC	—	—	—	78	—	—	(61,304)	(61,226)
Derecognition of noncontrolling interests upon acquisition of Entasis noncontrolling interest	—	—	(14,153)	—	—	—	(28,009)	(42,162)
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	269	2	286	—	—	—	—	288
Capped call options associated with convertible senior notes due 2028	—	—	(16,585)	—	—	—	—	(16,585)
Conversion of convertible subordinated notes due 2023	—	—	3	—	—	—	—	3
Repurchase of common stock	(647)	(6)	(8,497)	—	—	—	—	(8,503)
Stock-based compensation	—	—	4,225	—	—	—	3,122	7,347
Net income	—	—	—	213,921	—	—	6,341	220,262
Balance as of December 31, 2022	69,188	$692	$1,163,836	$(204,911)	32,005	$(393,829)	$—	$565,788
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	293	3	89	—	—	—	—	92
Repurchase of common stock, including accrued excise tax	(6,174)	(62)	(76,422)	—	—	—	—	(76,484)
Stock-based compensation	—	—	5,837	—	—	—	—	5,837
Net income	—	—	—	179,722	—	—	—	179,722
Balance as of December 31, 2023	63,307	$633	$1,093,340	$(25,189)	32,005	$(393,829)	$—	$674,955
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	345	3	1,321	—	—	—	—	1,324
Repurchase of common stock, including accrued excise tax	(987)	(9)	(14,916)	—	—	—	—	(14,925)
Accrued excise tax on common stock repurchase applied against tax liability	—	—	39	—	—	—	—	39
Stock-based compensation	—	—	6,374	—	—	—	—	6,374
Retirement of treasury stock	—	—	(393,829)	—	(32,005)	393,829	—	—
Net income	—	—	—	23,392	—	—	—	23,392
Balance as of December 31, 2024	62,665	$627	$692,329	$(1,797)	—	$—	$—	$691,159

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$23,392	$179,722	$220,262
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(12,617)	4,400	25,006
Amortization of capitalized fees and depreciation of property and equipment	13,951	13,921	13,931
Amortization of acquired intangible assets	25,902	21,784	5,581
Inventory fair value step-up adjustment included in cost of products sold	13,820	27,164	10,023
Stock-based compensation	6,374	5,837	7,347
Amortization of debt discount and issuance costs	2,110	2,065	2,055
Changes in fair values of equity method investments, net	64,253	(77,392)	161,749
Changes in fair values of equity and long-term investments, net	59,161	(11,129)	(8,462)
Loss on extinguishment of debt	—	—	20,662
Net gain on sale of TRC	—	—	(266,696)
Other non-cash items	(722)	(517)	3,402
Changes in operating assets and liabilities:
Accounts receivable	(5,938)	(5,053)	(3,525)
Receivables from collaboration arrangements	3,647	(14,949)	13,319
Inventory	(6,808)	(12,004)	280
Prepaid expenses	567	7,929	(21,350)
Other assets	(38,186)	(2,965)	(3,341)
Accounts payable	(4,585)	3,778	92
Accrued personnel-related expenses and other accrued liabilities	3,044	(1,498)	11,913
Accrued interest payable	—	(937)	207
Deferred revenue	(151)	(817)	(755)
Income tax payable	41,476	1,725	10,026
Net cash provided by operating activities	188,690	141,064	201,726
Cash flows from investing activities
Acquisition of intangible asset	(4,000)	—	—
Purchases of equity method investments	—	—	(45,000)
Purchases of trading securities	(59,617)	(65,132)	—
Purchases of equity and long-term investments	—	(1,218)	(13,725)
Purchases of equity investments managed by ISP Fund LP	(32,270)	(31,164)	(60,910)
Purchases of trading security managed by ISP Fund LP	—	—	(50,000)
Sales of equity investments managed by ISP Fund LP	75,756	72,500	24,281
Purchases and sales of other investments managed by ISP Fund LP, net	(43,486)	(41,336)	(23,371)
Purchases of property and equipment	(270)	(411)	(67)
Sale of property and equipment	101	—	—
Proceeds from sale of ownership interest in TRC, net	—	—	248,191
Cash acquired through the consolidation of Entasis	—	—	23,070
Cash paid for the acquisition of La Jolla, net of cash acquired	—	—	(159,103)
Net cash used in investing activities	(63,786)	(66,761)	(56,634)
Cash flows from financing activities
Distributions to noncontrolling interests	—	—	(69,811)
Purchase of Entasis noncontrolling interest	—	—	(43,910)
Repurchase of common stock	(14,777)	(75,728)	(8,503)
Repurchase of shares to satisfy tax withholding	(142)	(77)	(82)
Proceeds from issuances of common stock, net	1,466	170	370
Payment for repurchase of convertible subordinated notes due 2023	—	(96,204)	(165,131)
Purchases of capped call options associated with convertible senior notes due 2028	—	—	(21,037)
Proceeds from issuance of convertible senior notes due 2028, net of issuance costs	—	—	252,536
Net cash used in financing activities	(13,453)	(171,839)	(55,568)
Net increase (decrease) in cash and cash equivalents	111,451	(97,536)	89,524
Cash and cash equivalents at beginning of period	193,513	291,049	201,525
Cash and cash equivalents at end of period	$304,964	$193,513	$291,049

	Year Ended December 31,
	2024	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,359	$11,381	$11,736
Cash paid for income taxes	$11,793	$—	$53,855
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accrued interest income converted to long-term investments	$3,584	$2,666	$—
Adoption of ASU 2020-06	$—	$—	$(28,228)

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

Innoviva, Inc. (and where context requires, together with its subsidiaries referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is a company with a core royalties portfolio, a leading critical care and infectious disease platform known as Innoviva Specialty Therapeutics (“IST”), and a portfolio of strategic investments in other healthcare assets. Our royalty portfolio contains respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/vilanterol, “UMEC/VI”), and up until July 2022, TRELEGY® ELLIPTA® (the combination FF/UMEC/VI). We sold our 15% ownership interest in Theravance Respiratory Company, LLC (“TRC”) on July 20, 2022, and are no longer entitled to receive royalties on sales of TRELEGY® ELLIPTA® products. Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA®, which tier upward at a range from 6.5% to 10%.

We expanded our portfolio through the acquisition of Entasis Therapeutics Holdings Inc. (“Entasis”) on July 11, 2022 and the acquisition of La Jolla Pharmaceutical Company (“La Jolla”) on August 22, 2022. Our commercial and marketed products include GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock, and XERAVA® (eravacycline) for the treatment of complicated intra-abdominal infections in adults. Our new product, XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR), was approved by the United States Food and Drug Administration (“FDA”) for the treatment of hospital-acquired and ventilator-associated pneumonias caused by Acinetobacter in adults and we commenced commercial sales of XACDURO® in the third quarter of 2023. On December 14, 2024, we entered into an exclusive distribution and license agreement with Basilea Pharmaceutica Ltd., (“Basilea”) for the commercialization of ZEVTERA® (ceftobiprole), an advanced-generation cephalosporin antibiotic, in the U.S. We continue to further advance our pipeline and are on track to submit a New Drug Application (“NDA”) for zoliflodacin, potentially first in class, single dose oral drug for the treatment of uncomplicated gonorrhea, to the FDA in early 2025. Overall, we have a wholly owned robust critical care and infectious disease operating platform with a hospital focus anchored by four differentiated products with significant growth potential and a promising drug candidate.

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

We are dependent on third-party manufacturers to supply active pharmaceutical ingredients (“API”) and drug products for commercial and research and development programs. These programs could be adversely affected by significant interruption in the supply of API or drug products.

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

Our revenue for the periods include product sales of GIAPREZA®, XERAVA® and XACDURO®. Hospitals and other healthcare organizations generally purchase our products through a network of specialty distributors. These specialty distributors, which are located in the U.S., are considered our customers for accounting purposes. We do not believe that loss of one of these distributors would significantly impact our ability to distribute our products, as we expect that sales volume would be absorbed by new or remaining distributors. Three of our customers each account for approximately:

•
31%, 24% and 24%, respectively, of our net product sales for the year ended December 31, 2024;
•
31%; 27% and 27%, respectively, of our net product sales for the year ended December 31, 2023; and,
•
33%, 29% and 28%, respectively, of our net product sales for the year ended December 31, 2022.

These same customers account for 31%, 18% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivables, net” in our consolidated balance sheet as of December 31, 2024. These same customers account for 29%, 19% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivables, net” in our consolidated balance sheet as of December 31, 2023.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. Refer to Note 15, “Segment Reporting”, for more segment information.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment, which consist of laboratory equipment, computer equipment, software, office furniture and fixtures, and leasehold improvements, were not material as of December 31, 2024 and 2023, respectively.

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

We also invest in ISP Fund LP, which investments consist of money market funds and equity and debt securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered in December 2020, we became a limited partner of this partnership, and our contributions were subject to a 36-month lock-up period, which restriction prevented us from having control over and access to the contributions and related investments. The lock-up period for a certain portion of our contributions expired in December 2023. Strategic Partners did not elect to make a withdrawal in 2023, thereby extending the lock-up period and withdrawal elections into subsequent years. These investments were classified as long-term investments in the consolidated balance sheet as of December 31, 2023. In October 2024, Strategic Partners made an election to unwind its capital accounts in the Partnership in accordance with the terms of the Partnership Agreement and we expect to receive distributions of our capital accounts through April 2026. Accordingly, a portion of these investments, which consist mainly of cash and money market funds that we expect to be distributed in the next 12 months, were classified as “Current portion of ISP Fund investments” in the consolidated balance sheet as of December 31, 2024.

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

Goodwill and Intangible Assets

Goodwill is recognized as the excess of the purchase consideration of an acquired entity over the fair value assigned to assets acquired and liabilities assumed in a business combination. In addition to recognizing intangible assets acquired in a business combination, we capitalize milestone payments related to in-licensing agreements for approved products as an intangible asset when the contingency for the milestone is resolved and the consideration is issued or becomes issuable. Goodwill and intangible assets with indefinite useful life are not amortized and are tested for impairment at least annually on the first day of December of each year or more frequently if indicators for potential impairment exist or whenever events or changes in circumstances indicate that the asset’s carrying asset amount may not be recoverable. Intangible assets with definite useful lives are amortized on a straight-line basis over their respective remaining useful lives and are tested for impairment only if indicators for potential impairment exist or whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Significant judgment may be involved in determining if an indicator of impairment has occurred.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

License Revenue

At the inception of a licensing arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price. We generally recognize these milestone payments as revenues when they are achieved because there is considerable uncertainty in the research and development processes that trigger receipt of these payments under our agreements. Similarly, we recognize regulatory approval milestone payments as revenues once the product is approved by the applicable regulatory agency. For delivery of other goods or services related to a licensing arrangement, we determine whether the performance obligation is satisfied over time or at a point in time. If the performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Related Parties

Sarissa Capital owned 11.6% of our outstanding common stock as of December 31, 2024. Transactions with Sarissa Capital are described in Note 5, “Consolidated Entities and Acquisitions”. Sarissa Capital is considered to be a related party because two of its principals are members of our board of directors.

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU update requires enhanced segment disclosures, primarily related to significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We adopted ASU 2023-07 for the 2024 fiscal year and provided the enhanced disclosures for the comparative years. The adoption of ASU 2023-07 did not have a material impact on the Company's financial statements. Enhanced disclosures related to significant segment expenses are included in Note 15, “Segment Reporting.”

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires the disclosure of income taxes paid disaggregated by jurisdiction and enhanced disclosures for the entity’s effective tax rate reconciliation as well as other income tax related disclosures. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company has not early adopted the ASU during 2024 and does not expect the adoption of the amendments to have a significant impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of income as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company in annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the potential impact that ASU 2024-03 may have on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. We are currently evaluating the potential impact that ASU 2024-04 may have on our financial statements and related disclosures.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NET INCOME PER SHARE

Basic net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share attributable to Innoviva stockholders is computed by dividing net income attributable to Innoviva stockholders by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the “2023 Notes”) up until its maturity date on January 15, 2023, our convertible senior notes due 2025 (the “2025 Notes”), and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method. If the results attributable to Innoviva stockholders are in a net loss position, diluted net loss per share attributable to Innoviva stockholders is computed by dividing the net loss attributable to Innoviva stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common stock equivalents.

The following table shows the computation of basic and diluted net income per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands except per share data)	2024	2023	2022
Numerator:
Net income attributable to Innoviva stockholders, basic	$23,392	$179,722	$213,921
Add: interest expense on 2023 Notes, net of tax effect	—	89	2,439
Add: interest expense on 2025 Notes, net of tax effect	3,468	5,116	4,583
Add: interest expense on 2028 Notes, net of tax effect	—	6,377	4,626
Net income attributable to Innoviva stockholders, diluted	$26,860	$191,304	$225,569
Denominator:
Weighted-average shares used to compute basic net income per share attributable to Innoviva stockholders	62,726	65,435	69,644
Dilutive effect of 2023 Notes	—	187	6,188
Dilutive effect of 2025 Notes	11,150	11,150	11,150
Dilutive effect of 2028 Notes	—	9,955	8,158
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	311	149	108
Weighted-average shares used to compute diluted net income per share attributable to Innoviva stockholders	74,187	86,876	95,248
Net income per share attributable to Innoviva stockholders
Basic	$0.37	$2.75	$3.07
Diluted	$0.36	$2.20	$2.37

Anti‑dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti‑dilutive for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,196	1,333	648
Outstanding stock warrant	591	591	282
Outstanding 2028 Notes	9,955	—	—
Total	11,742	1,924	930

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net revenue recognized under our GSK Agreements was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Royalties – RELVAR/BREO	$207,925	$208,042	$215,034
Royalties – ANORO	47,631	44,627	38,405
Royalties – TRELEGY(1)	—	—	72,029
Total royalties	255,556	252,669	325,468
Less: amortization of capitalized fees paid	(13,823)	(13,823)	(13,823)
Total royalty revenue	$241,733	$238,846	$311,645

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

Net Product Sales

Total net product sales was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
GIAPREZA®	$55,037	$41,294	$14,214
XERAVA®	21,385	17,320	5,480
XACDURO®	21,070	2,003	—
Total net product sales	$97,492	$60,617	$19,694

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We derived our net product sales:

•
approximately 83% from customers located in the U.S. and 17% from the rest of the world for the year ended December 31, 2024;
•
approximately 91% from customers located in the U.S. and 9% from the rest of the world for the year ended December 31, 2023; and,
•
approximately 96% from customers located in the U.S. and 4% from the rest of the world from the date of acquisition of La Jolla, which occurred on August 22, 2022, to December 31, 2022.

License and Other Revenue

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

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay us a tiered royalty equal to from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the years ended December 31, 2024 and 2023 were not material. SUL-DUR was approved by China’s National Medical Products Administration in May 2024, and we recognized $8.0 million in license revenue for the year ended December 31, 2024 under this agreement. Following the approval of XACDURO® by the FDA in May 2023, we recognized $3.0 million in license revenue for the year ended December 31, 2023.

In April 2024, we entered into an amendment to the Zai Agreement (the “Amended Zai Agreement”), pursuant to which Zai Lab shall share costs associated with certain new manufacturing and technology transfer activities for XACDURO® (the “Services”), which were not contemplated under the Zai Agreement and are crucial for regulatory approval in the Asia-Pacific region. We determined that the Amended Zai Agreement falls within the scope of ASC 606 and Zai Lab is a customer in this arrangement as the Services are an output of our ordinary activities. We have determined that the Services represent the only performance obligation and are distinct from the performance obligations under the original Zai Agreement. In addition, the expenses we incur in performing the Services most accurately depict the transfer of value to Zai Lab and maximize the use of observable inputs for measuring progress, therefore, we recognize revenue from this arrangement as the expenses related to Services are incurred. We recognized $8.1 million in license and other revenue for the year ended December 31, 2024 under the Amended Zai Agreement, of which $1.6 million is included in “Accounts receivable” in our consolidated balance sheet as of December 31, 2024.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2024, we entered into an interim supply agreement with Zai Lab, under which Zai Lab shall purchase XACDURO® inventory (the “Supplied Inventory”) for their commercial launch. We have determined that this agreement falls within the scope of ASC 606. Zai Lab is a customer and the Supplied Inventory is an output of our ordinary activities. We have also determined that the Supplied Inventory represents the only performance obligation and is distinct from the performance obligations under the Zai agreements discussed above. Furthermore, we evaluated that the performance obligation is satisfied over time and that a cost-to-cost measure of progress would be the measure of progress that most accurately depicts the transfer of value to Zai Lab and maximizes the use of observable inputs to measure progress. We recognized $6.3 million in net product sales for the Supplied Inventory for the year ended December 31, 2024, of which $0.6 million is included in “Accounts receivable” in our consolidated balance sheet as of December 31, 2024.

We also entered into a manufacturing stage transfer agreement with Zai Lab in June 2024, which was amended in September 2024 (the “Zai Manufacturing Stage Transfer Agreement”). Pursuant to this agreement, Entasis shall provide assistance to Zai Lab for building out Zai Lab’s manufacturing site for XACDURO® and be compensated for Entasis' services and associated costs. We have determined this agreement falls within the scope of ASC 606. Zai Lab is a customer and the transfer service is an output of our ordinary activities and represents our only performance obligation, which is distinct from the performance obligations under the Zai agreements. Furthermore, we have evaluated that the performance obligation is satisfied over time and that the costs we incur in performing the transfer service most accurately depicts the transfer of value to Zai Lab and maximizes the use of observable inputs for measuring progress, therefore, we recognize revenue from this arrangement as the services are provided and the costs are incurred. We recognized $3.4 million in license and other revenue for the year ended December 31, 2024 under the Zai Manufacturing Stage Transfer Agreement, of which $0.1 million is included in “Accounts receivable” in our consolidated balance sheet as of December 31, 2024.

In October 2024, we entered into a letter agreement pursuant to which Zai Lab will purchase regulatory starting material (“RSM”) supply for use in the production of XACDURO® for up to $10.9 million. We will supply the RSM while we continue to work on executing a commercial supply agreement with Zai Lab in accordance with the Zai Agreement. Based on our assessments, this agreement does not modify any of our existing contracts with Zai Lab discussed above and should be accounted for separately. We have also determined that this agreement falls within the scope of ASC 606. However, this does not meet the definition of a contract with a customer since the contract does not identify each party’s rights regarding goods or services. Accordingly, we deferred the consideration received amounting to $5.3 million as of December 31, 2024 in “Other accrued liabilities” until the execution of a commercial supply agreement, which will include all the required terms necessary for identifying each party’s rights regarding goods or services.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License will be subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. We have not recognized any revenue from PAION related to commercial milestones from the date of acquisition of La Jolla to December 31, 2024. Royalty revenue recognized under this agreement for the year ended December 31, 2024 was $1.5 million. Royalty revenue recognized under this agreement for the year ended December 31, 2023 and from the date of acquisition of La Jolla to December 31, 2022 was not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla will supply PAION a minimum quantity of GIAPREZA® and XERAVA® through July 13, 2024. The PAION supply agreement will automatically renew until the earlier of July 13, 2027, or until a new supply agreement is executed. During the initial term of the supply agreement, we will be reimbursed for direct and certain indirect manufacturing costs at cost. We recognized $1.3 million in cost reimbursements under this agreement for the year ended December 31, 2023. Amounts recognized under this agreement for the year ended December 31, 2024 and from the date of acquisition of La Jolla to December 31, 2022 were not material.

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

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue recognized under this agreement for the years ended December 31, 2024 and 2023 was $4.7 million and $1.4 million, respectively. Royalty revenue recognized under this agreement from the date of acquisition of La Jolla to December 31, 2022 was not material.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. We were eligible to be reimbursed for direct and certain indirect manufacturing costs at 110% of cost through December 31, 2023. We recognized $3.2 million and $2.4 million in revenue under this agreement for the years ended December 31, 2024 and 2023, respectively. We recognized $0.8 million in revenue under this agreement from the acquisition of La Jolla to December 31, 2022.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In-License Agreements

Basilea

In December 2024, we entered into an exclusive distribution and license agreement with Basilea under which we were granted exclusive marketing rights to ZEVTERA® in the U.S. The agreement will remain in effect until the expiration of market exclusivity of ZEVTERA® in the U.S. in 2034 (the “initial term”), subject to automatic renewal unless either party provides notice. We paid an upfront fee of $4.0 million, which we recognized as an intangible asset and will be amortized over the initial term of the agreement. We will exclusively purchase ZEVTERA® (pre-packaging and labeling) from Basilea throughout the term. We are also obligated to pay Basilea tiered royalties ranging from the high-teens to mid-twenties, as well as tiered milestones, on annual net sales in the U.S. We anticipate commercializing ZEVTERA® in mid-year 2025 and, therefore, have not incurred any royalties or sales milestone payments for the year ended December 31, 2024.

George Washington University

Pursuant to the George Washington University (“GW”) License, GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA®. We recognized $3.4 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively, under this agreement. Amounts recognized from the date of acquisition of La Jolla to December 31, 2022 were not material.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. We recognized $1.4 million for the year ended December 31, 2024 under this agreement. For the year ended December 31, 2023, we recognized $1.2 million as cost of license revenue under this agreement as a result of the license revenue we earned under the out-licensing agreement with Everest for the same period. For the years ended December 31, 2024 and 2023 and from the date of acquisition of La Jolla to December 31, 2022, royalties recognized under this agreement were not material.

Paratek Pharmaceuticals, Inc.

Pursuant to the Paratek Pharmaceuticals, Inc. (“Paratek”) License, Paratek non-exclusively licensed to La Jolla certain intellectual property rights relating to XERAVA®, including non-exclusive rights to certain issued patents and patent applications covering XERAVA®. We were obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA®. Our obligation to pay royalties with respect to the licensed product was retroactive to the date of the first commercial sale of XERAVA® and continued until there are no longer any valid claims of the Paratek patents, which expired in October 2023. For the year ended December 31, 2023, and from the date of acquisition of La Jolla to December 31, 2022, amounts recognized under this agreement were not material.

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

Royalty expense on durlobactam arising from our net sales of XACDURO® for the year ended December 31, 2024 and 2023 was not material.

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

Prior to the closing of the transaction and as part of the agreement, TRC distributed its ownership interests and investments in InCarda Therapeutics (“InCarda”), Inc., ImaginAb, Inc. (“ImaginAb”), Gate and Nanolive SA (“Nanolive”), which had a total carrying value of $39.4 million, to ITH. We accounted for the transaction similar to an upstream sale between a parent and a VIE under ASC 810-10. As such, ITH recorded the transferred investments at their respective carrying values and no gain or loss was recognized in the consolidated statement of income.

The summarized financial information of TRC from January 1, 2022 to July 20, 2022, the date of the sale of our ownership interest in TRC, is presented as follows:

(In thousands)
Royalty revenue	$72,029
Operating expenses	(332)
Income from operations	71,697
Other income, net	10
Realized loss	(39,386)
Income tax expense, net	1
Changes in fair values of equity and long-term investments, net	(8,884)
Net income	$23,438

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ISP Fund LP is determined to be an investment company under ASC 946, Financial Services – Investment Companies, as it meets all fundamental characteristics of an investment company, and its activities are consistent with those of an investment company. Since ISP Fund LP is subject to investment company industry specific guidance, we have retained the industry-specific guidance applied by the Partnership. In addition, as our investment in the Partnership is a passive investment for the Company and is not part of our main operations, the investments are presented as part of “Equity and long-term investments” in our consolidated balance sheets. In October 2024, Strategic Partners made an election to unwind its capital accounts in the Partnership in accordance with the terms of the Partnership Agreement and we expect to receive distributions of our capital accounts through April 2026. Accordingly, a portion of our investments, which consist of cash and money market funds that we expect to be distributed in the next 12 months, were classified as ISP Fund investments in the consolidated balance sheet as of December 31, 2024, and the remaining equity investments managed by ISP Fund LP are expected to be distributed through April 2026. We report in our consolidated statements of income any investment gains and losses by the Partnership as part of “Changes in fair value of equity and long-term investments, net”, any interest and dividend income as part of “Interest and dividend income” and any investment expenses as part of “Other expense, net”.

As of December 31, 2024, we continued to hold 100% of the economic interest of Partnership. As of December 31, 2024 and 2023, total assets of the Partnership were $255.7 million and $311.8 million, respectively, of which the majority was attributable to equity and long-term investments. As of December 31, 2024 and 2023, total liabilities of the Partnership were $0.2 million and $0.1 million, respectively. The Partnership’s assets can only be used to settle its own obligations.

During the year ended December 31, 2024, the Partnership incurred $3.7 million in net investment-related expenses, generated $4.4 million interest income, recorded $5.3 million in net realized losses and $51.5 million in net unrealized losses as changes in fair values of equity and long-term investments, net, in the consolidated statement of income. During the year ended December 31, 2023, the Partnership incurred $4.3 million in net investment-related expenses, generated $6.3 million interest income, recorded $2.4 million in net realized losses and $6.7 million in net unrealized losses as changes in fair values of equity and long-term investments, net, in the consolidated statement of income. During the year ended December 31, 2022, the Partnership incurred $5.2 million in net investment-related expense, generated $2.0 million interest income, and recorded net $6.8 million realized gains and net $9.9 million unrealized losses as changes in fair values of equity and long-term investments, net, in the consolidated statement of income. We account for the long-term investments held by ISP Fund LP as of December 31, 2024 and 2023 and 2022 as equity investments measured at fair value.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of individual investments held by ISP Fund at each balance sheet date:

	December 31,
In thousands	2024	2023
Common stock - Publicly traded healthcare companies
United States	$84,039	$184,926
United Kingdom	1,989	2,942
Total common stock	86,028	187,868
Preferred stock - Privately held healthcare companies
United States	53,591	52,530
Warrants - Privately held healthcare companies	8,507	8,075
Money market fund and cash	107,532	63,339
Total investments held by ISP Fund LP	$255,658	$311,812

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

We completed our acquisition of Entasis’ noncontrolling interest on July 11, 2022. No payments were made toward the convertible promissory note through the date of acquisition of Entasis. In connection with the acquisition, all of the Entasis warrants were replaced with Innoviva warrants (the “Replacement Warrants”) of equivalent value and bearing the same terms. The Replacement Warrants were classified as equity.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Financial Information

The following table presents certain unaudited pro-forma financial information for the year ended December 31, 2022 as if the consolidation of Entasis and La Jolla occurred on January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2021, or of results that may occur in the future. The unaudited pro forma financial information combines the historical results of the Entasis and La Jolla with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, fair value adjustments to equity investments in Entasis’ common stock and warrants, fair value adjustments to inventory, amortization of intangible assets, and interest expense on deferred royalty obligations and acquisition-related costs.

Year Ended December 31,
(In thousands)	2022
Revenue	$357,880
Net income	$204,987
Net income attributable to Innoviva stockholders	$214,390

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

During the first quarter of 2021, ISO entered into a securities purchase agreement with Armata to acquire 6,153,847 shares of Armata common stock and warrants to purchase 6,153,847 additional shares of Armata common stock for approximately $20.0 million. Armata also entered into a voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members. The voting agreement will expire on the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. During the fourth quarter of 2021, ISO also purchased an additional 1,212,122 shares of Armata common stock for approximately $4.0 million.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 10, 2023, Armata entered into an amendment to the amended and restated investor rights agreement with the Company and ISO, pursuant to which the Company and ISO agreed that the voting agreement will expire on the earlier of the fifth anniversary of the original agreement’s effective date, January 26, 2021, or the approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution.

As of December 31, 2024, three of the seven members of Armata’s board of directors are also members of the board of directors of Innoviva. As of December 31, 2024 and 2023, we owned approximately 69.3% and 69.4%, respectively, of Armata’s common stock.

On January 10, 2023, we entered into a Secured Convertible Credit Agreement (the “Credit Agreement”) with Armata, under which we invested in a one-year convertible note (the “Armata Convertible Note”) in an aggregate amount of $30.0 million at an interest rate of 8.0% per annum. Pursuant to the Credit Agreement, the balance on the Armata Convertible Note, including all accrued and unpaid interest thereon, will convert into shares of Armata’s common stock upon the occurrence of a qualified financing, as defined in the Credit Agreement. Any portion of the balance on the Armata Convertible Note, including all accrued and unpaid interest thereon, may also be converted into shares of Armata’s common stock at our option once a registration statement covering the resale of such securities has been declared effective by the SEC. The Armata Convertible Note is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries. On July 10, 2023, ISO and Armata executed an amendment to the Armata Convertible Note extending the maturity date from January 10, 2024 to January 10, 2025. On November 12, 2024, ISO and Armata executed an amendment to the Armata Convertible Note extending the maturity date from January 10, 2025 to January 10, 2026.

On July 10, 2023, ISO and Armata entered into a Credit and Security Agreement (the “July 2023 Credit and Security Agreement"), under which we extended a term loan to Armata (the “Armata July 2023 Term Loan”) in an aggregate amount of $25.0 million. The Armata July 2023 Term Loan is subject to an interest rate of 14% per annum and is due to mature on January 10, 2025. The July 2023 Credit and Security Agreement is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries. On November 12, 2024, ISO and Armata executed an amendment to the Armata July 2023 Term Loan extending the maturity date from January 10, 2025 to January 10, 2026.

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

The investments in Armata’s common stock and warrants provide Innoviva and ISO the ability to have significant influence, but not control, over Armata’s operations. Armata’s business and affairs are managed under the direction of its board of directors, which Innoviva and ISO do not control. Based on our evaluation, we determined that Armata is a VIE, but Innoviva and ISO are not the primary beneficiaries of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note, the Armata July 2023 Term Loan and the Armata March 2024 Term Loan were estimated at $46.4 million, $5.9 million, $42.1 million, $30.2 million and $39.3 million, respectively. As of December 31, 2023 the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note and Armata July 2023 Term Loan were estimated at $81.2 million, $35.3 million, $51.9 million and $27.0 million, respectively.

For the Armata common stock and warrants, we recorded $64.3 million unrealized losses, $77.4 million unrealized gains and $152.5 million unrealized losses as changes in fair values of equity method investments, net, in the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022, respectively.

For the Armata Convertible Note, we recorded $9.8 million unrealized losses and $21.8 million unrealized gains as changes in fair values of equity and long-term investments, net, in the consolidated statements of income for the years ended December 31, 2024 and 2023, respectively.

For the Armata July 2023 Term Loan, we recorded $3.2 million and $2.0 million unrealized gains as changes in fair values of equity and long-term investments, net, in the consolidated statements of income for the years ended December 31, 2024 and 2023, respectively.

For the Armata March 2024 Term Loan, we recorded $4.3 million unrealized gains as changes in fair values of equity and long-term investments, net, in the consolidated statements of income for the year ended December 31, 2024.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Balance Sheet Information

	September 30,
(In thousands)	2024	2023
Current assets	$22,389	$36,585
Noncurrent assets	$75,848	$76,176
Current liabilities	$118,204	$21,884
Noncurrent liabilities	$31,006	$103,263

Income Statement Information

	Twelve Months Ended September 30,
(In thousands)	2024	2023	2022
Revenue	$5,467	$4,052	$5,446
Loss from operations	$(38,476)	$(41,639)	$(32,666)
Net loss	$(41,363)	$(59,512)	$(32,650)

Equity Method Investment in Entasis

Prior to the consolidation of Entasis’ financial position and results of operations in February 2022, we accounted for Entasis as an equity method investment. Refer to Note 5, “Consolidated Entities and Acquisitions”, for more information.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Investment in InCarda

During the third quarter of 2020, TRC purchased 20,469,432 shares of Series C preferred stock and a warrant to purchase 5,117,358 additional shares of Series C preferred stock of InCarda Therapeutics, Inc. (“InCarda”) (the “InCarda 2020 Warrant”) for $15.8 million, which included $0.8 million of transaction costs. InCarda is a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases. The investment is intended to fund the ongoing clinical development of InRhythmTM (flecainide for inhalation), InCarda’s lead program, for the treatment of a recent-onset episode of paroxysmal atrial fibrillation. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to Innoviva’s wholly-owned subsidiary, Innoviva TRC Holdings, LLC (“ITH”) all of TRC’s ownership interests and investments in InCarda. ITH has the right to designate one member to InCarda’s board of directors. As of December 31, 2024, no ITH designee is serving on InCarda’s six-member board. We did not exercise the InCarda 2020 Warrant which expired in March 2023 and wrote off its carrying value of $0.1 million during 2023.

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

As of December 31, 2024 and 2023, we held 9.1% and 8.1% of InCarda equity ownership, respectively. Our investment in InCarda does not provide us with the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

With the exception of the InCarda Series D Warrants, which is measured at fair value, we account for the aforementioned investments in InCarda under the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. Due to InCarda’s equity recapitalization in the second quarter of 2022, TRC reassessed the value of its investments in InCarda using the Option Pricing Model Backsolve valuation methodology. Key assumptions used in the valuation model included an expected holding period of two years, a risk-free interest rate of 3.2%, a dividend yield of 0.0% and an estimated volatility of 122.0%. The estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to InCarda. We recognized an impairment charge of $9.0 million during the second quarter of 2022.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024 and 2023, we recorded as equity and long-term investments in the consolidated balance sheets $4.8 million in carrying amount of InCarda’s Series C preferred stock and $0.1 million in fair value of the InCarda Series D Warrants. As of December 31, 2024 and 2023, we recognized as equity and long-term investments in the consolidated balance sheets $2.7 million, for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative. As of December 31, 2024, we recorded $0.4 million in fair value of the InCarda Convertible Note as equity and long-term investments in the consolidated balance sheet. During the year ended December 31, 2024, there were immaterial changes in the carrying amount of our investments. We recorded $3.1 million and $8.7 million in unrealized loss as changes in fair values of equity and long-term investments, net, in the consolidated statements of income for the years ended December 31, 2023 and 2022, respectively.

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

On February 23, 2024, ITH purchased a subordinated convertible promissory note (the “ImaginAb Convertible Note”) from ImaginAb for a total purchase price of $2.7 million. The ImaginAb Convertible Note bears an annual interest rate of 10% and shall be due and payable upon the earlier to occur of January 31, 2025 and certain events defined in the ImaginAb Convertible Note. Under certain circumstances, the ImaginAb Convertible Note is convertible at the option of ITH into ImaginAb’s equity securities at defined conversion prices. The ImaginAb Convertible Note is subordinate to certain existing indebtedness of ImaginAb as defined in the ImaginAb Convertible Note. On October 31, 2024, ITH entered into an agreement with ImaginAb to amend the ImaginAb Convertible Note. Pursuant to the agreement, the principal amount of the ImaginAb Convertible Note was increased from $2.7 million to $4.8 million, which represents the principal as of February 23, 2024, accrued interest as of amendment date, commitment fees and an additional cash investment of $1.5 million. On January 13, 2025, ITH and ImaginAb executed an amendment to the ImaginAb Convertible Note extending the maturity date from January 31, 2025 to May 30, 2025. All other material terms of the ImaginAb Convertible Note were unchanged during the aforementioned amendments to the ImaginAb Convertible Note. As of December 31, 2024, one of ImaginAb’s six board members was designated by ITH. As of December 31, 2024 and 2023, we held 11.8% and 12.4%, respectively, of ImaginAb equity ownership.

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

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock using the measurement alternative. We account for the ImaginAb Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. As of December 31, 2024 and 2023, our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock amounted to $7.6 million and recorded as equity and long-term investments in the consolidated balance sheets. As of December 31, 2024, we recorded $5.0 million in fair value of the ImaginAb Convertible Note as equity and long-term investments in the consolidated balance sheets. During the year ended December 31, 2024, we recorded $0.1 million in net unrealized gain on the ImaginAb Convertible Note as changes in fair values of equity and long-term investments, net, in the consolidated statements of income. There was no change in the carrying amount of our equity investments in ImaginAb.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Promissory Note in Gate Neurosciences

On November 24, 2021, TRC entered into a Convertible Promissory Note Purchase Agreement with Gate to acquire a convertible promissory note (the “Gate Convertible Note”) with a principal amount of $15.0 million. Gate is a privately held biopharmaceutical company focused on developing the next generation of targeted nervous system therapies, leveraging precision medicine approaches to develop breakthrough drugs for psychiatric and neurologic diseases. The investment is intended to fund Gate’s ongoing development and research. The Gate Convertible Note bears an annual interest rate of 8% and will convert into shares of common stock of Gate upon a qualified event or into shares of shadow preferred stock of Gate (“Shadow Preferred”) upon a qualified financing. A qualifying event can be a qualified initial price offering, a qualified merger, or a merger with a special-purpose acquisition company (“SPAC”). Shadow Preferred means preferred stock having identical rights, preferences and restrictions as the preferred stock that would be issued in a qualified financing.

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

On November 13, 2024, ITH entered into a Fifth Note Amendment Agreement with Gate to amend the Gate Convertible Note. Pursuant to the Fifth Note Amendment Agreement, the principal amount of the Gate Convertible Note was increased from $39.8 million to $50.6 million, which represents the principal and accrued interest as of the fifth amendment date and an additional cash investment of $10.0 million. All other material terms, except for the conversion terms of the Gate Convertible Note, remained unchanged.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have accounted for the Gate Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised. As of December 31, 2024 and 2023, the fair value of the Gate Convertible Note was estimated at $50.9 million and $28.0 million, respectively, and recorded as equity and long-term investments in the consolidated balance sheets. We recorded $0.4 million of unrealized loss and $0.6 million of unrealized gain as changes in fair values of equity and long-term investments, net, in the consolidated statements of income for the years ended December 31, 2023 and 2022, respectively. The change in fair value is not material for the year ended December 31, 2024.

Equity Investment in Nanolive

On February 18, 2022, TRC entered into an investment and shareholders agreement with Nanolive to purchase 18,750,000 shares of Nanolive Series C preferred stock for $9.8 million (equivalent to 9.0 million CHF). Nanolive SA is a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. $0.7 million was incurred for investment due diligence costs and execution and recorded as part of the equity and long-term investment in the consolidated balance sheets. On July 20, 2022, under the terms of the TRC Equity Purchase Agreement, TRC transferred to ITH all of TRC’s ownership interests and investments in Nanolive. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another stockholder, to Nanolive’s board. As of December 31, 2024, no Innoviva designee is serving on Nanolive’s six-member board. As of December 31, 2024 and 2023, we held 13.0% and 15.3% of Nanolive equity ownership, respectively.

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

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of December 31, 2024 and 2023, $10.6 million of investment in Nanolive was recorded as equity and long-term investments in the consolidated balance sheets, and there was no change to the carrying amount of our investment.

Reconciliation of Equity and Long-Term Investments Balances

The following table reconciles the change in balances in “Equity and Long-Term Investments” as of each balance sheet date:

(In thousands)
Equity and long-term investments as of December 31, 2022	$363,859
Purchases of trading securities	67,798
Purchases of equity and long-term investments	1,218
Changes in fair value, net	11,129
Other	428
Equity and long-term investments as of December 31, 2023	444,432
Purchases of trading securities	63,201
Changes in fair value, net	(59,161)
Reclassification of current portion	(107,532)
Other	724
Equity and long-term investments as of December 31, 2024	$341,664

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$289,441	$—	$—	$289,441
Total	$289,441	$—	$—	$289,441

(1)
Money market funds are included in cash and cash equivalents in the consolidated balance sheets.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$170,706	$—	$—	$170,706
Total	$170,706	$—	$—	$170,706

(1)
Money market funds are included in cash and cash equivalents in the consolidated balance sheets.

As of December 31, 2024 and 2023, all available-for-sale securities were money market funds, and there was no credit loss recognized.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments and contingent value rights are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of December 31, 2024 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$289,441	$—	$—	$289,441
Investments held by ISP Fund LP	193,560	—	62,098	255,658
Equity investment - Armata Common Stock	46,392	—	—	46,392
Equity investment - Armata Warrants	—	5,901	—	5,901
Equity investment - InCarda Warrants	—	—	59	59
Convertible debt investment - Armata Note	—	—	42,095	42,095
Term loan investment - Armata July 2023 Term Loan	—	—	30,197	30,197
Term loan investment - Armata March 2024 Term Loan	—	—	39,275	39,275
Convertible debt investment - InCarda Note	—	—	436	436
Convertible debt investment - ImaginAb Note	—	—	4,950	4,950
Convertible debt investment - Gate Note	—	—	50,881	50,881
Total assets measured at estimated fair value	$529,393	$5,901	$229,991	$765,285
Liabilities
Debt
2025 Notes	$—	$222,353	$—	$222,353
2028 Notes	—	251,213	—	251,213
Total fair value of debt	$—	$473,566	$—	$473,566

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

The Gate Convertible Note, the Armata Convertible Note, the Armata July 2023 Term Loan, the Armata March 2024 Term Loan, The Incarda Covertible Note, the InCarda Warrants, the ImaginAb Convertible Note, private placement positions and convertible notes held by ISP Fund LP, and contingent value rights are classified as Level 3 financial instruments as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies.

The fair values of our 2025 Notes and 2028 Notes are based on recent trading prices of the respective instruments.

7. CAPITALIZED FEES PAID

Capitalized fees paid, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

		December 31,
(In thousands)	Amortization period	2024	2023
United States	2013-2030	$120,000	$120,000
Europe	2013-2029	60,000	60,000
Japan	2013-2029	40,000	40,000
Gross carrying value		220,000	220,000
Accumulated amortization		(150,039)	(136,216)
Net carrying value		$69,961	$83,784

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These milestone fees are amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization recorded as a reduction in revenue from collaborative arrangements. As of December 31, 2024, the weighted average remaining amortization period was 5.2 years.

Additional information regarding these milestone fees is included in Note 3, “Revenue Recognition”. Amortization for each of the years ended December 31, 2024, 2023 and 2022 was $13.8 million. The remaining estimated amortization is $13.8 million for each of the years from 2025 to 2027, $13.7 million for the year 2028, $9.4 million for the year 2029 and $5.4 million thereafter.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. The carrying amount of goodwill as of December 31, 2024 and 2023 was $17.9 million. We have not recognized any impairment losses related to goodwill and intangible assets during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$223,700	$(47,559)	$176,141
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(5,708)	29,692
Total		$261,700	$(53,267)	$208,433

	December 31, 2023
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$219,700	$(25,204)	$194,496
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(2,161)	33,239
Total		$257,700	$(27,365)	$230,335

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

As discussed in Note 4 “License and Collaboration Arrangements”, we capitalized the upfront fee of $4.0 million that we paid to Basilea under our exclusive distribution and license agreement as an intangible asset. This amount is included in marketed products in the table above and will be amortized over the term of the agreement.

We recognized amortization expense of $25.9 million, $21.8 million and $5.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Future amortization expense is expected to be $26.3 million for each of the years from 2025 to 2029 and $74.3 million thereafter.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BALANCE SHEET COMPONENTS

Inventory

Inventory consisted of the following:

	December 31,
(In thousands)	2024	2023
Raw materials	$11,113	$11,257
Work-in-process	20,529	15,670
Finished goods	2,083	13,810
Total inventory	$33,725	$40,737

As of December 31, 2024 and 2023, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $9.2 million and $23.0 million, respectively, which will be recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $13.8 million, $27.2 million and $10.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
(In thousands)	2024	2023
Accrued contract manufacturing expenses	$1,071	$1,966
Accrued clinical and research expenses	611	776
Accrued professional services	8,682	8,876
Current portion of lease liabilities	1,572	1,207
Royalty obligation payable	2,951	1,928
Current portion of deferred royalty obligation	6,438	—
Accrued license fees and royalties	1,727	1,575
Other	6,947	3,370
Total other accrued liabilities	$29,999	$19,698

Amount in “Other” as of December 31, 2024 includes $5.3 million in consideration received under a letter agreement we have entered into with Zai Lab as discussed in Note 4, “License and Collaboration Arrangements”.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
(In thousands)	2024	2023
Long-term portion of deferred royalty obligation	$63,096	$69,876
Long-term portion of lease liabilities	1,179	1,635
Contingent value rights liability	—	359
Total other long-term liabilities	$64,275	$71,870

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK‑BASED COMPENSATION

Equity Incentive Plans

In May 2012, we adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, RSAs, RSUs and Stock Appreciation Rights to employees, non-employee directors and consultants. As of December 31, 2024, total shares remaining available for issuance under the 2012 Plan were 1,758,450.

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

As of December 31, 2024, total shares remaining available for issuance under the 2024 ESPP were 2,467,596.

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

Stock‑Based Compensation Expense

Stock‑based compensation expense is included in the consolidated statements of income as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Selling, general and administrative	$6,040	$4,645	$5,305
Research and development	334	1,192	2,042
Total	$6,374	$5,837	$7,347

Stock‑based compensation expense included in the consolidated statements of income by award type is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Stock options	$2,738	$1,980	$3,057
RSUs	3,348	3,663	4,053
RSAs	123	168	194
ESPP	165	26	43
Total stock-based compensation expense	$6,374	$5,837	$7,347

As of December 31, 2024, the unrecognized stock-based compensation cost and the estimated weighted-average amortization period were as follows:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Amortization Period (Years)
Stock options	$6,765	2.8
RSUs	6,996	2.5
RSAs	98	1.3
Total unrecognized compensation expense	$13,859

Compensation Awards

The following table summarizes equity award activity under the 2012 Plan and prior plans and related information:

(In thousands, except per share data)	Number of outstanding options	Weighted-Average Exercise Price of Outstanding Options	Number of outstanding RSUs	Weighted-Average Fair Value per Share at Grant	Number of outstanding RSAs	Weighted-Average Fair Value per Share at Grant
Balance as of December 31, 2023	1,499	$14.09	482	$12.62	16	$14.93
Granted	1,062	$16.67	502	$15.77	—	$—
Exercised	(80)	$12.88	—	$—	—	$—
Released RSUs and RSAs	—	$—	(241)	$12.52	(9)	$14.46
Forfeited	(414)	$15.24	(145)	$13.86	—	$—
Balance as of December 31, 2024	2,067	$15.23	598	$15.00	7	$15.50
Vested and expected to vest as of December 31, 2024	2,067	$15.23	598	$15.00	—	$—

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, the aggregate intrinsic value of options outstanding and options exercisable was $5.0 million and $2.4 million, respectively. As of December 31, 2023, the aggregate intrinsic value of options outstanding and options exercisable was $3.6 million and $0.8 million, respectively. As of December 31, 2024, 759,904 options were exercisable. The weighted average remaining contractual term of options outstanding was 8.04 years and 7.96 years as of December 31, 2024 and 2023, respectively.

The total intrinsic value of the options exercised was not material for the year ended December 31, 2024, 2023 and 2022. The total estimated fair value of options vested was $2.5 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively. The total estimated fair value of options vested was not material for the year ended December 31, 2022.

The total estimated fair value of RSUs vested was $3.2 million, $3.9 million and $2.3 million for the years December 31, 2024, 2023 and 2022, respectively.

The total estimated fair value of RSAs vested was not material for the year ended December 31, 2024, 2023, and 2022.

Valuation Assumptions

Black-Scholes-Merton weighted-average assumptions used in calculating the estimated value of stock options granted by Innoviva on the dates of grant were as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.2%	4.0%	3.6%
Expected term (in years)	6.10	6.09	6.04
Volatility	35.5%	37.8%	38.6%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average estimated fair value of stock options granted	$8.17	$5.57	$6.43

11. Stockholders’ Equity

On October 31, 2022, our board of directors authorized a share repurchase program under which we may repurchase up to $100.0 million of our outstanding shares of common stock. The repurchase program authorized the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. From program inception through December 31, 2022, we repurchased 647,394 shares in the open market at an average price of $13.13 per share for a total amount of approximately $8.5 million. For the year ended December 31, 2023, we repurchased 6,173,565 shares in the open market at an average price of $12.39 per share for a total amount of approximately $76.5 million. From January to April 2024, we repurchased 986,928 shares in the open market at an average price of $15.12 per share for a total amount of approximately $14.9 million. The share repurchase program was completed in April 2024. All of the repurchased shares were retired.

In April 2024, we retired all shares held in treasury resulting from our strategic buyback of GSK’s common shares in the Company in 2021. We recorded the corresponding cost of treasury stock of $393.8 million in additional paid-in capital.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DEBT

Our debt consists of the following:

	December 31,
(In thousands)	2024	2023
2025 Notes	$192,500	$192,500
2028 Notes	261,000	261,000
Total debt	453,500	453,500
Less: Unamortized debt discount and issuance costs	(5,156)	(7,266)
Total debt, net	448,344	446,234
Less: Current portion of long-term debt, net	(192,028)	—
Total long-term debt, net	$256,316	$446,234

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

On April 18, 2022, certain 2023 Notes holders converted their notes of $3.0 thousand into Innoviva’s common stock. The outstanding principal balance was reduced slightly to $96.2 million. This remaining balance was fully paid upon the maturity date in January 2023.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth total interest expense recognized related to the 2023 Notes for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Contractual interest expense	$85	$2,617
Amortization of debt issuance costs	11	302
Total interest and amortization expense	$96	$2,919

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our outstanding 2025 Notes balances consisted of the following:

	December 31,
(In thousands)	2024	2023
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(472)	(1,205)
Net carrying amount	$192,028	$191,295

The following table sets forth total interest expense recognized related to the 2025 Notes for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Contractual interest expense	$4,813	$4,813	$4,813
Amortization of debt issuance costs	733	712	692
Total interest and amortization expense	$5,546	$5,525	$5,505

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	December 31,
(In thousands)	2024	2023
Principal	$261,000	$261,000
Debt discount and issuance costs, net	(4,684)	(6,061)
Net carrying amount	$256,316	$254,939

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth total interest expense recognized related to the 2028 Notes for the years ended December 31, 2024, 2023, and from the issuance through December 31, 2022:

	Year Ended December 31,		Date of Issuance Through
(In thousands)	2024	2023	December 31, 2022
Contractual interest expense	$5,546	$5,546	$4,514
Amortization of debt discount and issuance costs	1,377	1,342	1,061
Total interest and amortization expense	$6,923	$6,888	$5,575

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of December 31, 2024 are as follows:

(In thousands)	Amount
Year ending December 31,
2025	$192,500
2026	—
2027	—
2028	261,000
Total	$453,500

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

For the years ended December 31, 2024 and 2023, we recognized interest expense of $9.8 million and $6.5 million, respectively, on the deferred royalty obligation. From the date of our acquisition of La Jolla through December 31, 2022, we recognized interest expense of $1.8 million on the deferred royalty obligation. The carrying value of the deferred royalty obligation as of December 31, 2024 and 2023 was $69.5 million and $69.9 million, respectively, (refer to Note 9 “Balance Sheet Components”). During the years ended December 31, 2024 and 2023, we made royalty payments to HCR of $9.1 million and $5.4 million, respectively. From the date of acquisition of La Jolla through December 31, 2022, we made royalty payments to HCR of $1.0 million. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of December 31, 2024 and 2023 approximates fair value. The fair

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on revenue projections for GIAPREZA®. As of December 31, 2024, the annual effective interest rate of the deferred royalty obligation is 9.44%.

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of December 31, 2024, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid $27.2 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

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

In 2019, we entered into an operating lease for our headquarters in Burlingame, California for approximately 2,111 rentable square feet. The lease commenced in November 2019 with an initial term of thirty-six calendar months, which was subsequently amended to expire in December 2027. Our operating leases include a facility lease consisting of 15,500 square feet of office space in Waltham, Massachusetts, which expires in March 2029.

The components of lease costs are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Straight line operating lease costs	$1,200	$1,428	$1,585
Variable lease costs	14	189	155
Total lease costs	$1,214	$1,617	$1,740

Supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,464	$1,542	$790
Operating lease right-of-use assets obtained in exchange for operating lease obligations	1,156	—	3,323
Right-of-use assets obtained through acquisitions	—	—	1,185

As of December 31, 2024, our operating leases have weighted-average remaining term of approximately 2.6 years and the weighted-average discount rate on our operating lease liabilities was 7.0%.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments on our operating leases as of December 31, 2024 are as follows:

(In thousands)	Amount
Year ending December 31,
2025	$1,705
2026	435
2027	455
2028	326
2029	83
Total undiscounted lease payments	3,004
Less: imputed interest	(253)
Total operating lease liabilities	$2,751

Purchase Commitments

In April 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of December 31, 2024, we have approximately $6.7 million U.S. dollar equivalent in outstanding purchase commitments under the agreement for the year 2024, which will be utilized in early 2025. We also have approximately $6.5 million, $7.3 million and $5.9 million U.S. dollar equivalent in purchase commitments under the agreement for the years 2025, 2026 and 2027, respectively.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 18, 2025, La Jolla, as well as The George Washington University (collectively, with the La Jolla entities, the “Plaintiffs”) entered into a settlement agreement (the “Settlement Agreement”) with Gland and the Fresenius Kabi Defendants (collectively, “Defendants”) resolving the Hatch-Waxman Act concerning Gland’s ANDA filing. Under the terms of the Settlement Agreement, Plaintiffs granted Defendants a perpetual, royalty-free and fully paid-up, non-exclusive, non-sublicensable, non-transferable right and license solely to make, have made, use, sell, offer to sell, import, and/or distribute the product that is subject to Gland’s ANDA in the United States commencing in the early 2030s, subject to certain exceptions as is customary in these type of agreements.

As required by law, the settlement is subject to review by the U.S. Department of Justice and the Federal Trade Commission.

Indemnifications and Other Contingencies

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect in our consolidated financial statements. We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and, as of December 31, 2024, we have not accrued any liabilities in the consolidated financial statements as a result of these provisions.

14. INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current
Federal	$23,438	$7,799	$40,822
State	3,175	2,177	464
Total current	26,613	9,976	41,286

Deferred
Federal	(12,606)	6,594	26,026
State	(11)	(2,194)	(625)
Total deferred	(12,617)	4,400	25,401

Total income tax expense, net	$13,996	$14,376	$66,687

The impacts of the differences between the expected U.S. federal statutory income tax to our income tax expense are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Expected tax at federal statutory rate	$7,846	$40,747	$58,928
State income tax expense (benefit), net of federal benefit	1,864	1,433	(1,414)
Federal and state research credits	(90)	(1,582)	(2,453)
Foreign derived intangible income deduction	(11,767)	(15,274)	—
Noncontrolling interest	—	—	7,468
Impact of consolidation and deconsolidation of subsidiaries	—	—	(8,897)
Other	(2,243)	1,219	(125)
Change in valuation allowance	18,386	(12,167)	13,180
Total income tax expense, net	$13,996	$14,376	$66,687

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets
Net operating loss carryforwards	$176,989	$182,013
Research and development tax credit carryforwards	21,359	21,357
Unrealized loss on investment, net	11,481	—
Deferred royalty obligation, net	17,452	18,084
Other	6,832	6,467
Total deferred tax assets before valuation allowance	234,113	227,921
Valuation allowance	(187,635)	(169,249)
Total deferred tax assets	46,478	58,672
Deferred tax liabilities
Depreciation and amortization	(31,626)	(39,064)
Unrealized gain on investment, net	—	(13,747)
Inventory fair value adjustment	(2,798)	(6,424)
Net deferred tax assets (liabilities)	$12,054	$(563)

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

As of December 31, 2024, we had federal net operating loss carryforwards of approximately $520.6 million, $456.5 million of which do not expire. As of December 31, 2024, we also had state net operating loss carryforwards of approximately $1.0 billion, which will expire beginning 2030 and state research tax credits of approximately $33.3 million, which do not expire.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

We conducted an Internal Revenue Code of 1986, as amended, Section 382 (“Section 382”) analysis of the Company through December 31, 2024 to determine whether an ownership change had occurred since inception. The Section 382 study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. If we ever undergo an ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

As of December 31, 2024, $154.8 million of Entasis’ federal net operating losses and $365.8 million of La Jolla’s federal operating losses from the acquisitions in 2022, both subject to annual limitations, were available for future utilization.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, we had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustments.

We do not have any tax positions for which a significant change in the total amount of gross unrecognized tax benefits is reasonably possible within 12 months of December 31, 2024.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows:

(In thousands)	Amount
Unrecognized tax benefits as of December 31, 2021	$14,872
Net increase in tax portions for 2022	1,452
Unrecognized tax benefits as of December 31, 2022	16,324
Net increase in tax portions for 2023	3,119
Unrecognized tax benefits as of December 31, 2023	19,443
Net increase in tax portions for 2024	41,851
Unrecognized tax benefits as of December 31, 2024	$61,294

The increase of $41.9 million in 2024 was primarily due to our strategic intercompany intellectual property alignment across different jurisdictions.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. The tax years 2006 through 2013, 2015 and forward remain open to examination by the federal and most state tax authorities due to net operating loss and overall credit carryforward positions. We are not currently subject to any income tax audits by federal or state taxing authorities.

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting legislation. We are in the process of evaluating whether and when these new rules may come into effect and apply to us, including the eligibility to qualify for safe harbor rules. We plan to treat the tax if any as a period cost. We do not believe that the Pillar Two rules apply to us yet. As such, the potential future quantitative impact of the enacted or substantively enacted legislation is not yet reasonably estimable.

15. SEGMENT REPORTING

We operate as a single operating and reportable segment, focused on creating value for our stockholders. We achieve this by maximizing the value of our respiratory royalty portfolio and growing our investments in innovative healthcare assets that address critical unmet medical needs.

Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), evaluates the company’s financial performance and operational efficiency using consolidated net income. This helps guide decisions related to commercial operations, product development, and regulatory compliance, ensuring resources are allocated effectively to support growth initiatives. Consolidated net income also helps inform reinvestment strategies to strengthen our market position and drive innovation.

The accounting policies of the segment are the same as those described in Note 1, “Description of Operations and Summary of Significant Accounting Policies”.

Our revenues are generated primarily from our collaborative arrangements and royalty payments from GSK, located in Great Britain. We also generate revenue from net product sales of GIAPREZA®, XERAVA®, and XACDURO®, as well as license and other revenues. Refer to Note 3, “Revenue Recognition”, for more information on our revenues for the periods presented.

Our long-term assets are located within the United States. The CODM does not review assets at a different level or category than the amounts disclosed in the consolidated balance sheets.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the financial information used by the CODM to assess performance, which reconcile to the consolidated net income:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Total revenue	$358,711	$310,463	$331,339
Less:
Cost of products sold - U.S.	10,921	7,535	2,488
Cost of products sold - Rest of the world	11,857	6,341	1,282
Cost of products sold - Amortization of inventory fair value adjustments	13,820	27,164	10,023
Cost of license revenue	—	1,600	—
Selling and marketing	31,441	30,739	6,886
General and administrative	84,249	67,493	56,652
Research and development - External services	7,408	20,051	24,666
Research and development - Internal expenses	6,246	13,871	16,766
Amortization of acquired intangible assets	25,902	21,784	5,581
Changes in fair values of equity method investments, net	64,253	(77,392)	161,749
Changes in fair values of equity and long-term investments, net	59,161	(11,129)	(8,462)
Interest and dividend income	(19,141)	(15,818)	(6,369)
Interest expense	22,209	19,157	15,789
Gain on sale of TRC	—	—	(266,696)
Loss on extinguishment of debt	—	—	20,662
Other expense, net	2,997	4,969	3,373
Income tax expense, net	13,996	14,376	66,687
Consolidated net income	$23,392	$179,722	$220,262

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innoviva, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Consolidated Entities and Equity and Long-term Investments—Primary Beneficiary Determination for Variable Interest Entities—Refer to Notes 1, 5, and 6 to the consolidated financial statements.

Critical Audit Matter Description

The Company invests in equity and debt securities of private and public companies. The Company evaluates its interests in these entities to determine whether they meet the definition of a variable interest entity (VIE) or a voting interest entity (VOE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both 1) the power to direct the activities that most significantly impact the economic performance of the VIE and 2) a variable interest that absorbs losses or receives benefits from the VIE that could potentially be significant to the VIE. To determine whether a variable interest that the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the VIE. In general, the parties that make the most significant decisions affecting the VIE (management and representation on the Board of Directors) and have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE. The Company will reconsider whether an entity is a VIE and whether the Company is the primary beneficiary of the entity upon the occurrence of certain types of events. The determination of the primary beneficiary of a VIE requires significant management judgment.

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

/s/ Deloitte & Touche LLP

San Jose, California

February 26, 2025

We have served as the Company’s auditor since 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of December 31, 2024, under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods specified in the Commission’s rules and forms and controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of December 31, 2024. Their attestation report on the audit of our internal control over financial reporting is included below.

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

Changes in Internal Control over Financial Reporting

There have been no material changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the year ended December 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Innoviva, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Jose, California

February 26, 2025

ITEM 9B. OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal year ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards		Weighted‑average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,665,849	(1)	15.23	(2)	4,226,046	(3)

(1)
Includes 2,067,062 shares issuable upon exercise of outstanding options and 598,787 shares issuable upon vesting of outstanding RSUs and RSAs.
(2)
Does not take into account outstanding restricted stock units as these awards have no exercise price.
(3)
Includes 2,467,596 shares of common stock available under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

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

ITEM 16. FORM 10‑K SUMMARY

None.

Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

2.1	Agreement and Plan of Merger, dated as of May 23, 2022, by and among Innoviva, Inc., Innoviva Merger Sub, Inc. and Entasis Therapeutics	8-K	2.1	5/24/2022
2.2	Agreement and Plan of Merger, dated as of July 10, 2022, by and among Innoviva, Inc., Innoviva Acquisition Sub, Inc. and La Jolla Pharmaceutical Company	8-K	2.1	7/11/2022
3.1	Amended and Restated Certificate of Incorporation	8‑K	99.2	4/28/2016
3.2	Amended and Restated Bylaws, amended and restated as of January 1, 2023	8‑K	3.1	1/4/2023
4.1	Specimen certificate representing the common stock of the registrant	10‑K	4.1	12/31/2006
4.2	Indenture, dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	1/25/2013
4.3	Form of 2.125% Convertible Subordinated Note Due 2023	8-K	4.1	1/25/2013
4.4	Indenture (including form of Note) with respect to Innoviva’s 2.50% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	8/7/2017
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020
4.6	Indenture (including form of Note) with respect to Innoviva’s 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022
10.2	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10‑Q	10.1	6/30/2014
10.3	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S‑1	10.13	6/10/2004
10.4*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10‑K	10.13	12/31/2013
10.5+	Description of Cash Bonus Program, as amended	10‑K	10.22	12/31/2009
10.6+	Amendment to Change in Control Severance Plan effective December 16, 2009	10‑K	10.47	12/31/2009
10.7+	2009 Change in Control Severance Plan adopted December 16, 2009	10‑K	10.48	12/31/2009
10.8	Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8‑K	10.2	11/29/2010
10.9	Amendment to Strategic Alliance Agreement, dated October 3, 2011	10‑K	10.34	12/31/2011
10.10+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10‑Q	10.38	6/30/2012
10.11	Base Capped Call Transaction, dated January 17, 2013	8‑K	10.1	1/23/2013
10.12	Additional Capped Call Transaction, dated January 18, 2013	8‑K	10.2	1/23/2013
10.13	Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.1	3/6/2014
10.14*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.2	3/6/2014
10.15*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.3	3/6/2014
10.16	Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014	8‑K	10.2	6/5/2014
10.17	Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014	8‑K	10.3	6/5/2014

10.18	Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014	8‑K	10.4	6/5/2014
10.19	Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014	8‑K	10.5	6/5/2014
10.20	Amendment/Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10‑Q	10.64	3/31/2015
10.21+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	8‑K	10.2	7/29/2015
10.22	Form of Notice of Performance‑Based Restricted Stock Award and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (director form)	10‑K	10.76	2/23/2018
10.23+	Second Amendment to 2009 Severance Plan	10‑Q	10.81	7/26/2018
10.24+	Offer Letter with Marianne Zhen, dated September 7, 2018	8‑K	10.1	9/11/2018
10.25+	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated May 20, 2020	8‑K	10.1	5/26/2020
10.26+	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated April 29, 2022	8-K	10.1	5/2/2022
10.27	Strategic Advisory Agreement, dated as of December 11, 2020, by and between Sarissa Capital Management LP and Innoviva, Inc.	8‑K	10.1	12/14/2020
10.28	Amended and Restated Limited Partnership Agreement of ISP Fund LP, dated as of December 11, 2020, by and among ISP Fund LP, Sarissa Capital Fund GP LP, Innoviva Strategic Partners LLC and the other parties named therein	8‑K	10.2	12/14/2020
10.29	Share Repurchase Agreement, dated as of May 2021, by and between Innoviva, Inc. and Glaxo Group Limited	8-K	10.1	5/20/2021
10.30	Letter Agreement, dated as of May 20, 2021, by and among Innoviva Strategic Partners LLC, ISP Fund LP and Sarissa Capital Fung GP LP	8-K	10.2	5/20/2021
10.31	Capped Call Confirmation dated March 2, 2022, by and among Innoviva, Inc., Bank of America, N.A., Goldman Sachs & Co. LLC and Deutsche Bank AG, London Branch	8-K	10.1	3/8/2022
10.32	Amendment No. 1 to the Investor Rights Agreement, dated May 23, 2022, by and among Innoviva, Inc. and Entasis Therapeutics Holdings Inc.	8-K	10.1	5/24/2022
10.33	Support Agreement, dated July 10, 2022, by and among Innoviva, Inc., Innoviva Acquisition Sub, Inc., Tang Capital Partners, LP and Kevin C. Tang Foundation	8-K	10.1	7/11/2022
10.34	Equity Purchase Agreement, dated July 13, 2022, by and among Innoviva, Inc., Innoviva TRC Holdings LLC and Royalty Pharma Investments 2019 ICAV	8-K	10.1	7/13/2022
10.35	Third Amendment to Collaboration Agreement, dated July 13, 2022, by and among Innoviva, Inc., Glaxo Group Limited, and Theravance Respiratory Company, LLC.	8-K	10.2	7/13/2022
10.36+	Transition Agreement between Larry Edwards and Innoviva Specialty Therapeutics, Inc., dated February 23, 2023, and Release of Claims form signed by Larry Edwards, dated April 5, 2023	10-Q	10.1	5/9/2023
10.37	2023 Employee Stock Purchase Plan	DEF 14A		4/28/2023
10.38+	Offer Letter between Innoviva, Inc. and Stephen Basso dated July 28, 2023	8-K	10.1	8/25/2023
19	Amended and Restated Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities (effective as of March 15, 2023)				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
23.3	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm of Armata Pharmaceuticals, Inc.**
24.1	Power of Attorney (see signature page to this Annual Report on Form 10‑K)				X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934				X
32#	Certifications Pursuant to 18 U.S.C. Section 1350
97	Innoviva Clawback Policy (effective as of October 2, 2023)	10-K	97	2/29/2024
99.1	Audited Consolidated Financial Statements of Armata Pharmaceuticals, Inc. at December 31, 2024, for the year ended December 31, 2024**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

INNOVIVA, INC.

Date: February 26, 2025	By:	/s/ PAVEL RAIFELD Pavel Raifeld Chief Executive Officer

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

Signature	Title	Date

/s/ PAVEL RAIFELD Pavel Raifeld	Chief Executive Officer (Principal Executive Officer)	February 26, 2025

/s/ STEPHEN BASSO Stephen Basso	Chief Financial Officer (Principal Financial Officer)	February 26, 2025

/s/ MARK DIPAOLO Mark DiPaolo, Esq.	Chairman of the Board	February 26, 2025

/s/ ODYSSEAS KOSTAS Odysseas Kostas, M.D.	Director	February 26, 2025

/s/ JULES HAIMOVITZ Jules Haimovitz	Director	February 26, 2025

/s/ SARAH SCHLESINGER Sarah Schlesinger, M.D.	Director	February 26, 2025

/s/ SAPNA SRIVASTAVA Sapna Srivastava, Ph.D.	Director	February 26, 2025

/s/ DEREK SMALL	Director	February 26, 2025
Derek Small