Form 10-K/A
period 2024-12-31
Innoviva, Inc.
filed 2025-03-24
CIK 1080014

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Innoviva, Inc. (the “Company”) for the year ended December 31, 2024, originally filed on February 26, 2025 (the “Original Filing”), is being filed pursuant to and in compliance with the time requirements of Rule 3-09 of Regulation S-X, to amend Item 15, Exhibits and Financial Statement Schedules, to include the Audited Consolidated Financial Statements of Armata Pharmaceuticals, Inc. (“Armata”) at December 31, 2024 and 2023 and for the years then ended and the Consent of Ernst & Young LLP Independent Registered Public Accounting Firm of Armata as Exhibit 99.1 and Exhibit 23.3, respectively. These exhibits were not available at the time of the Original Filing. Additional information on the Audited Consolidated Financial Statements of Armata for the year ended December 31, 2022 can be found in the Company’s Amendment No. 2 on Form 10-K/A for the year ended December 31, 2023, filed on March 22, 2024, and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Amendment No. 1 on Form 10‑K/A:

1. Financial Statements:

The following financial statements, supplementary data and reports of independent public accountants appear in Part II, Item 8 of the Original Filing and are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for each of the three years in the period ended December 31, 2024

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2024

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2024

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, San Jose, CA (PCAOB ID 34)

2. Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(b) Exhibits required by Item 601 of Regulation S‑K:

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
2.1	Agreement and Plan of Merger, dated as of May 23, 2022, by and among Innoviva, Inc., Innoviva Merger Sub, Inc. and Entasis Therapeutics	8-K	2.1	5/24/2022
2.2	Agreement and Plan of Merger, dated as of July 10, 2022, by and among Innoviva, Inc., Innoviva Acquisition Sub, Inc. and La Jolla Pharmaceutical Company	8-K	2.1	7/11/2022
3.1	Amended and Restated Certificate of Incorporation	8‑K	99.2	4/28/2016
3.2	Amended and Restated Bylaws, amended and restated as of January 1, 2023	8‑K	3.1	1/4/2023
4.1	Specimen certificate representing the common stock of the registrant	10‑K	4.1	12/31/2006
4.2	Indenture, dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	1/25/2013
4.3	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.4)	8-K	4.1	1/25/2013
4.4	Indenture (including form of Note) with respect to Innoviva’s 2.50% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	8/7/2017
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020
4.6	Indenture (including form of Note) with respect to Innoviva's 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022
10.2	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10‑Q	10.1	6/30/2014
10.3	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S‑1	10.13	6/10/2004
10.4*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10‑K	10.13	12/31/2013
10.5+	Description of Cash Bonus Program, as amended	10‑K	10.22	12/31/2009
10.6+	Amendment to Change in Control Severance Plan effective December 16, 2009	10‑K	10.47	12/31/2009
10.7+	2009 Change in Control Severance Plan adopted December 16, 2009	10‑K	10.48	12/31/2009
10.8	Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8‑K	10.2	11/29/2010
10.9	Amendment to Strategic Alliance Agreement, dated October 3, 2011	10‑K	10.34	12/31/2011
10.10+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10‑Q	10.38	6/30/2012
10.11	Base Capped Call Transaction, dated January 17, 2013	8‑K	10.1	1/23/2013
10.12	Additional Capped Call Transaction, dated January 18, 2013	8‑K	10.2	1/23/2013
10.13	Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.1	3/6/2014
10.14*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.2	3/6/2014
10.15*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.3	3/6/2014
10.16	Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014	8‑K	10.2	6/5/2014
10.17	Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014	8‑K	10.3	6/5/2014

10.18	Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014	8‑K	10.4	6/5/2014
10.19	Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014	8‑K	10.5	6/5/2014
10.20	Amendment/Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10‑Q	10.64	3/31/2015
10.21+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	8‑K	10.2	7/29/2015
10.22	Form of Notice of Performance‑Based Restricted Stock Award and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (director form)	10‑K	10.76	2/23/2018
10.23+	Second Amendment to 2009 Severance Plan	10‑Q	10.81	7/26/2018
10.24+	Offer Letter with Marianne Zhen, dated September 7, 2018	8‑K	10.1	9/11/2018
10.25+	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated May 20, 2020	8‑K	10.1	5/26/2020
10.26+	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated April 29, 2022	8-K	10.1	5/2/2022
10.27	Strategic Advisory Agreement, dated as of December 11, 2020, by and between Sarissa Capital Management LP and Innoviva, Inc.	8‑K	10.1	12/14/2020
10.28	Amended and Restated Limited Partnership Agreement of ISP Fund LP, dated as of December 11, 2020, by and among ISP Fund LP, Sarissa Capital Fund GP LP, Innoviva Strategic Partners LLC and the other parties named therein	8‑K	10.2	12/14/2020
10.29	Share Repurchase Agreement, dated as of May 2021, by and between Innoviva, Inc. and Glaxo Group Limited	8-K	10.1	5/20/2021
10.30	Letter Agreement, dated as of May 20, 2021, by and among Innoviva Strategic Partners LLC, ISP Fund LP and Sarissa Capital Fung GP LP	8-K	10.2	5/20/2021
10.31	Capped Call Confirmation dated March 2, 2022, by and among Innoviva, Inc., Bank of America, N.A., Goldman Sachs & Co. LLC and Deutsche Bank AG, London Branch	8-K	10.1	3/8/2022
10.32	Amendment No. 1 to the Investor Rights Agreement, dated May 23, 2022, by and among Innoviva, Inc. and Entasis Therapeutics Holdings Inc.	8-K	10.1	5/24/2022
10.33	Support Agreement, dated July 10, 2022, by and among Innoviva, Inc., Innoviva Acquisition Sub, Inc., Tang Capital Partners, LP and Kevin C. Tang Foundation	8-K	10.1	7/11/2022
10.34	Equity Purchase Agreement, dated July 13, 2022, by and among Innoviva, Inc., Innoviva TRC Holdings LLC and Royalty Pharma Investments 2019 ICAV	8-K	10.1	7/13/2022
10.35	Third Amendment to Collaboration Agreement, dated July 13, 2022, by and among Innoviva, Inc., Glaxo Group Limited, and Theravance Respiratory Company, LLC.	8-K	10.2	7/13/2022
10.36+	Transition Agreement between Larry Edwards and Innoviva Specialty Therapeutics, Inc., dated February 23, 2023, and Release of Claims form signed by Larry Edwards, dated April 5, 2023	10-Q	10.1	5/9/2023
10.37	2023 Employee Stock Purchase Plan	DEF 14A		4/28/2023
10.38+	Offer Letter between Innoviva, Inc. and Stephen Basso dated July 28, 2023	8-K	10.1	8/25/2023
19	Amended and Restated Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities (effective as of March 15, 2023)				X**
21.1	List of Subsidiaries				X**
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X**
23.3	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm of Armata Pharmaceuticals, Inc.				X

24.1	Power of Attorney (see signature page to this Annual Report on Form 10‑K)				X**
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934				X
32#	Certifications Pursuant to 18 U.S.C. Section 1350
97	Innoviva Clawback Policy (effective as of October 2, 2023)	10-K	97	2/29/2024
99.1	Audited Consolidated Financial Statements of Armata Pharmaceuticals, Inc. at December 31, 2024 and 2023 and for the two years ended December 31, 2024				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X**
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X**

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

** Previously filed with the Original Filing on February 26, 2025.

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVIVA, INC.

Date: March 24, 2025	By:	/s/ PAVEL RAIFELD Pavel Raifeld Chief Executive Officer