Form 10-Q
period 2025-03-31
Innoviva, Inc.
filed 2025-05-07
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of registrant’s common stock outstanding on April 30, 2025 was 62,775,173.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$319,090	$304,964
Accounts receivable	16,673	20,392
Receivables from collaboration arrangement	61,263	65,974
Inventory	41,479	33,725
Prepaid expenses	15,414	21,063
Current portion of ISP Fund investments (Note 5)	127,790	107,532
Other current assets	313	656
Total current assets	582,022	554,306
Property and equipment, net	483	514
Equity method investments	38,744	52,293
Equity and long-term investments	291,100	341,664
Capitalized fees paid, net	66,505	69,961
Right-of-use assets	2,110	2,453
Goodwill	17,905	17,905
Intangible assets	201,958	208,433
Deferred tax assets, net	12,294	12,054
Other assets	41,269	41,477
Total assets	$1,254,390	$1,301,060

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,700	$2,132
Accrued personnel-related expenses	3,789	7,376
Accrued interest payable	833	3,422
Deferred revenue	1,002	1,126
Convertible subordinated notes due 2025, net of issuance costs	192,215	192,028
Income tax payable	1,542	—
Other accrued liabilities	30,664	29,999
Total current liabilities	234,745	236,083
Long-term debt, net of discount and issuance costs	256,670	256,316
Other long-term liabilities	62,009	64,275
Income tax payable, long-term	54,061	53,227
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 62,771 and 62,665 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	628	627
Additional paid-in capital	694,658	692,329
Accumulated deficit	(48,381)	(1,797)
Total stockholders’ equity	646,905	691,159
Total liabilities and stockholders’ equity	$1,254,390	$1,301,060

*Condensed consolidated balance sheet has been derived from audited consolidated financial statements as of December 31, 2024.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended March 31, 2025 and 2024	$57,807	$58,415
Net product sales	30,279	19,084
License and other revenue	546	—
Total revenue	88,632	77,499
Cost of products sold (inclusive of amortization of inventory fair value adjustments)	8,842	10,971
Amortization of acquired intangible assets	6,475	6,440
Gross profit	73,315	60,088
Operating expenses:
Selling, general and administrative	27,491	30,405
Research and development	4,396	3,878
Total operating expenses	31,887	34,283
Income from operations	41,428	25,805
Changes in fair values of equity method investments, net	(13,549)	35,342
Changes in fair values of equity and long-term investments, net	(65,299)	(13,335)
Interest and dividend income	4,538	4,399
Interest expense	(4,711)	(5,851)
Other expense, net	(996)	(1,236)
Income (loss) before income taxes	(38,589)	45,124
Income tax expense, net	(7,995)	(8,592)
Net income (loss) and comprehensive income (loss)	$(46,584)	$36,532
Net income (loss) per share:
Basic	$(0.74)	$0.58
Diluted	$(0.74)	$0.46
Shares used to compute net income (loss) per share:
Basic	62,709	63,185
Diluted	62,709	84,531

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	62,665	$627	$692,329	$(1,797)	$691,159
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	106	1	182	—	183
Stock-based compensation	—	—	2,147	—	2,147
Net loss	—	—	—	(46,584)	(46,584)
Balance as of March 31, 2025	62,771	$628	$694,658	$(48,381)	$646,905

	Three Months Ended March 31, 2024
			Additional	Retained Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
Balance as of January 1, 2024	63,307	$633	$1,093,340	$(25,189)	32,005	$(393,829)	$674,955
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	124	1	403	—	—	—	404
Repurchase of common stock	(634)	(6)	(9,659)	—	—	—	(9,665)
Stock-based compensation	—	—	1,455	—	—	—	1,455
Net income	—	—	—	36,532	—	—	36,532
Balance as of March 31, 2024	62,797	$628	$1,085,539	$11,343	32,005	$(393,829)	$703,681

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(46,584)	$36,532
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(240)	3,244
Amortization of capitalized fees and depreciation of property and equipment	3,488	3,510
Amortization of acquired intangible assets	6,475	6,440
Inventory fair value step-up adjustment included in cost of products sold	244	6,843
Stock-based compensation	2,147	1,455
Amortization of debt discount and issuance costs	541	525
Changes in fair values of equity method investments, net	13,549	(35,342)
Changes in fair values of equity and long-term investments, net	65,299	13,335
Other non-cash items	799	(1,513)
Changes in operating assets and liabilities:
Accounts receivable	3,719	315
Receivables from collaboration arrangement	4,711	7,750
Inventory	(9,153)	(3,543)
Prepaid expenses	5,649	5,079
Other assets	551	633
Accounts payable	2,568	(5,827)
Accrued personnel-related expenses and other accrued liabilities	(4,809)	441
Accrued interest payable	(2,589)	(2,589)
Income tax payable	2,376	49
Deferred revenue	(124)	(290)
Net cash provided by operating activities	48,617	37,047
Cash flows from investing activities
Purchases of trading securities	(34,674)	(43,136)
Purchases of equity investments managed by ISP Fund LP	—	(8,756)
Sales of equity investments managed by ISP Fund LP	19,939	5,342
Purchases and sales of other investments managed by ISP Fund LP, net	(19,939)	3,414
Sale of property and equipment	—	98
Net cash used in investing activities	(34,674)	(43,038)
Cash flows from financing activities
Repurchase of common stock	—	(9,569)
Repurchase of shares to satisfy tax withholding	(67)	(84)
Proceeds from issuances of common stock, net	250	488
Net cash provided by (used in) financing activities	183	(9,165)
Net increase (decrease) in cash and cash equivalents	14,126	(15,156)
Cash and cash equivalents at beginning of period	304,964	193,513
Cash and cash equivalents at end of period	$319,090	$178,357

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,179	$5,179
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accrued interest income converted to long-term investments	$—	$799

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

Our commercial and marketed products also include GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock; XERAVA® (eravacycline), approved for the treatment of complicated intra-abdominal infections in adults; and XACDURO® (sulbactam for injection; durlobactam for injection), approved for the treatment of hospital-acquired and ventilator-associated pneumonias caused by Acinetobacter in adults. In addition, ZEVTERA® (ceftobiprole), an advanced-generation cephalosporin antibiotic, will be exclusively commercialized by us in the U.S. under a distribution and license agreement with Basilea Pharmaceutica Ltd., (“Basilea”), which we entered into in December 2024. We continue to advance our pipeline, zoliflodacin, potentially a first in class, single-dose oral treatment for uncomplicated gonorrhea. We have established a wholly owned, critical care and infectious disease operating platform, anchored by four differentiated commercial products and supported by a promising late-stage development asset.

Additionally, we strategically deploy capital and maintain economic interests in various healthcare companies, including a significant equity stake in Armata Pharmaceuticals, a company focused on development of bacteriophages with potential use across a range of infectious and other serious diseases.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and, in our opinion, include all adjustments, consisting of all normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025, or any other periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of Innoviva, our wholly-owned subsidiaries, and certain variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025, and as amended on March 24, 2025. There have been no material changes to our summary of significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our revenues also include net product sales of GIAPREZA®, XERAVA® and XACDURO®. In the U.S., hospitals and other healthcare organizations generally acquire our products through a network of specialty distributors, which are regarded as our customers for accounting purposes. We do not believe that the loss of one of these distributors would significantly impact our ability to distribute our products, as we expect that sales volume will be absorbed by either new or remaining distributors.

Three of our customers each account for 29%, 27% and 27%, respectively, of our net product sales for the three months ended March 31, 2025. These same customers account for 33%, 18% and 20%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of March 31, 2025. Three of our customers each account for 36%, 26% and 24%, respectively, of our net product sales for the three months ended March 31, 2024. These same customers account for 31%, 24% and 24%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our condensed consolidated balance sheet as of December 31, 2024.

Refer to Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Segment Reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available and are evaluated regularly by the chief operating decision maker (“CODM”) in making decisions about resource allocation and assessing performance. Refer to Note 14, “Segment Reporting”, for more information.

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

If we conclude that we do not have the ability to exercise significant influence over an investee, we may elect to account for equity security without a readily determinable fair value using the measurement alternative method under ASC 321, Investments - Equity Securities. This method allows us to measure the investment at cost less impairment, if any, and adjusted for observable price changes in orderly transactions involving the same or a similar investment of the same issuer.

We also invest in ISP Fund LP, which investments consist of money market funds, trading securities, and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered into in December 2020, we became a limited partner of the partnership, and our contributions are subject to a 36-month lock-up period which restricts our ability to control or access the contributions and related investments. In October 2024, we elected to unwind our capital accounts in the partnership in accordance with the terms of the Partnership Agreement and expect to receive distributions through April 2026. Accordingly, the portion of the cash balance and money market funds expected to be distributed within 12 months from the balance sheet date has been classified as “Current portion of ISP Fund investments,” while the remaining equity investments have been classified as long-term investments in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

Royalty Revenue

We recognize royalty revenue on net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned. The net sales reports provided by our partner are based on their own methodology and assumptions for estimating rebates and returns, which they monitor and adjust regularly in light of contractual and legal obligations, historical trends, past experience, and projected market conditions. Our partner may make significant adjustments to its reported sales based on actual results, which could cause fluctuation in our royalty revenue. We conduct periodic royalty audits to evaluate the accuracy of the information provided. Royalties from GSK are recognized as the net of amortization of capitalized fees related to approval and launch milestone payments made to GSK.

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
•
Rebates: We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each state’s eligibility guidelines and services. Under these programs, we pay rebates to participating states, typically within three months after the quarter in which the product was sold. Additionally, we may offer customer incentives and other forms of consideration, such as volume-based or performance-based rebates. Estimated rebates are recorded as a reduction of revenue on delivery to our customers.

We continue to assess our estimates of variable consideration as we accumulate additional historical data and will adjust these estimates accordingly.

License Revenue

At the inception of a licensing arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price. We generally include these milestone payments in the transaction price when they are achieved because there is considerable uncertainty in the research and development processes that trigger receipt of these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency. For a licensing arrangement that includes services, we recognize revenue over time using an input method, representing the transfer of goods or services as we perform activities over the term of the arrangement.

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

Recently Issued Accounting Pronouncement Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires the disclosure of income taxes paid disaggregated by jurisdiction and enhanced disclosures for the entity’s effective tax rate reconciliation as well as other income tax related disclosures. This ASU became effective for us on January 1, 2025, at which time it was adopted. We will include the required disclosures, to the extent applicable, within our annual financial statements as of and for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible senior notes due 2025 (the “2025 Notes”) and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method. If in a net loss position, diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for dilutive potential common stock equivalents.

The following table shows the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands except per share data)	2025	2024
Numerator:
Net income (loss), basic	$(46,584)	$36,532
Add: interest expense on 2025 Notes, net of tax effect	—	1,121
Add: interest expense on 2028 Notes, net of tax effect	—	1,401
Net income (loss), diluted	$(46,584)	$39,054
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	62,709	63,185
Dilutive effect of 2025 Notes	—	11,150
Dilutive effect of 2028 Notes	—	9,956
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan		240
Dilutive effect of outstanding warrant	—	—
Weighted-average shares used to compute diluted net income (loss) per share	62,709	84,531
Net income (loss) per share
Basic	$(0.74)	$0.58
Diluted	$(0.74)	$0.46

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,383	1,360
Outstanding stock warrant	591	591
Outstanding 2025 Notes	11,150	—
Outstanding 2028 Notes	9,955	—
Total	23,079	1,951

3. Revenue Recognition

Net Revenue from Collaboration Arrangement

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Royalties - RELVAR/BREO	$50,890	$52,138
Royalties - ANORO	10,373	9,733
Total royalties	61,263	61,871
Less: amortization of capitalized fees paid	(3,456)	(3,456)
Total net royalty revenue	$57,807	$58,415

Net Product Sales

Total net product sales was as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
GIAPREZA®	$18,273	$12,081
XERAVA®	4,223	4,768
XACDURO®	7,783	2,235
Total net product sales	$30,279	$19,084

We derived our net product sales:

•
approximately 87% from customers located in the U.S. and 13% from the rest of the world for the three months ended March 31, 2025; and
•
approximately 91% from customers located in the U.S. and 9% from the rest of the world for the three months ended March 31, 2024.

License Revenue

Refer to the out-license agreements with Zai Lab in Note 4, “License and Collaboration Arrangements”.

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

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay us a tiered royalty equal to from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the three months ended March 31, 2025 and 2024 were not material. SUL-DUR was approved by China’s National Medical Products Administration in May 2024 and was launched by Zai Lab in mainland China in January 2025. Royalties under this arrangement, based on the product sales for the three months ended March 31, 2025, was $0.5 million.

In April 2024, we entered into an amendment to the Zai Agreement (the “Amended Zai Agreement”), pursuant to which Zai Lab shall share costs associated with certain new manufacturing and technology transfer activities for XACDURO® (the “Services”), which were not contemplated under the Zai Agreement and are crucial for regulatory approval in the Asia-Pacific region. We determined that the Amended Zai Agreement falls within the scope of ASC 606 and Zai Lab is a customer in this arrangement as the Services are an output of our ordinary activities. We have determined that the Services represent the only performance obligation and are distinct from the performance obligations under the original Zai Agreement. In addition, the costs we incur in performing the Services most accurately depict the transfer of value to Zai Lab and maximize the use of observable inputs for measuring progress, therefore, we recognize revenue from this arrangement as the costs related to Services are incurred. We recognized $0.5 million in license revenue for the three months ended March 31, 2025 under the Amended Zai Agreement. Amounts outstanding under this agreement of $0.6 million and $1.6 million are included in “Accounts receivable” in our unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

In June 2024, we entered into an interim supply agreement with Zai Lab, under which Zai Lab shall purchase XACDURO® inventory (the “Supplied Inventory”) for their commercial use. We have determined that this agreement falls within the scope of ASC 606. Zai Lab is a customer and the Supplied Inventory is an output of our ordinary activities. We have also determined that the Supplied Inventory represents the only performance obligation and is distinct from the performance obligations under the Zai agreements discussed above. Furthermore, we evaluated that the performance obligation is satisfied over time and that a cost-to-cost measure of progress would be the measure of progress that most accurately depicts the transfer of value to Zai Lab and maximizes the use of observable inputs to measure progress. We recognized $0.8 million in net product sales for the Supplied Inventory for the three months ended March 31, 2025. Amounts outstanding under this agreement of $0.6 million are included in “Accounts receivable” in our unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. We have also received advance payments of $8.6 million and $5.3 million as of March 31, 2025, and December 31, 2024, respectively, from Zai Lab for additional inventory purchases. These amounts were recorded as other accrued liabilities and will be recognized as revenue when a supply agreement is finalized and performance obligation is satisfied.

We also entered into a manufacturing stage transfer agreement with Zai Lab in June 2024, which was amended in September 2024 (the “Zai Manufacturing Stage Transfer Agreement”). Pursuant to this agreement, Entasis shall provide assistance to Zai Lab for building out Zai Lab's manufacturing site for XACDURO® and be compensated for Entasis' services and associated costs. We have determined this agreement falls within the scope of ASC 606. Zai Lab is a customer and the transfer service is an output of our ordinary activities and represents our only performance obligation, which is distinct from the performance obligations under the Zai agreements. Furthermore, we have evaluated that the performance obligation is satisfied over time and that the costs we incur in performing the transfer service most accurately depicts the transfer of value to Zai Lab and maximizes the use of observable inputs for measuring progress, therefore, we recognize revenue from this arrangement as the services are provided and the costs are incurred. We did not recognize license revenue for the three months ended March 31, 2025 under the Zai Manufacturing Stage Transfer Agreement.

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

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). PAION is currently a subsidiary of the Humanwell Healthcare Group. We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License is subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. Royalty revenue recognized under this agreement for the three months ended March 31, 2025 and 2024 was not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla supplies PAION a minimum quantity of GIAPREZA® and XERAVA® until the earlier of July 13, 2027, or until a new supply agreement is executed. During the term of the supply agreement, we are reimbursed for direct and certain indirect manufacturing costs at cost. We recognized $0.6 million in cost reimbursements under this agreement for the three months ended March 31, 2025. Cost reimbursements recognized under this agreement for the three months ended March 31, 2024 were not material.

Everest Medicines Limited

Pursuant to the Everest Medicines Limited (“Everest”) License, La Jolla granted Everest an exclusive license to develop and commercialize XERAVA® for the treatment of complicated intra-abdominal infections (“cIAI”) and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). We are eligible to receive sales milestone payments of up to an aggregate of $20.0 million under this agreement.

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue from Everest recognized for the three months ended March 31, 2025 and 2024 was not material.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. Under the Everest Supply Agreement, we are reimbursed for direct and certain indirect manufacturing costs at 110% of cost. Revenue recognized under the Everest Supply Agreement for the three months ended March 31, 2025 was $1.0 million. Revenue recognized under the Everest Supply Agreement for the three months ended March 31, 2024 was not material.

In-License Agreements

Basilea

In December 2024, we entered into an exclusive distribution and license agreement with Basilea, under which we were granted exclusive marketing rights to ZEVTERA® in the U.S. The agreement will remain in effect through the expiration of ZEVTERA®’s market exclusivity in the U.S. in 2034 (the “initial term”)and is subject to automatic renewal unless terminated by either party with prior notice. We paid an upfront fee of $4.0 million, which was recognized as an intangible asset and is being amortized over the initial term of the agreement. Under the agreement, we are required to exclusively purchase ZEVTERA® (in pre-packaging and labeling form) from Basilea for the duration of the term. We are also obligated to pay Basilea tiered royalties ranging from the high-teens to mid-twenties, as well as tiered milestone payments based on annual net sales in the U.S. We anticipate commercialization of ZEVTERA® in mid-2025 and, as a result, did not incur any royalty or sales milestone payments under this agreement during three months ended March 31, 2025.

George Washington University

Pursuant to the George Washington University License (the “GW License”), GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under the GW License extends through the last-to-expire patent covering GIAPREZA®. Amounts recognized under the GW License for the three months ended March 31, 2025 were $1.1 million. Amounts recognized under the GW License for the three months ended March 31, 2024 were not material.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. Amounts recognized under the Harvard License for the three months ended March 31, 2025 and 2024 were not material.

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

The royalty expense in respect of durlobactam arising from our net product sales of XACDURO® for the three months ended March 31, 2025 and 2024 was not material.

5. Consolidated Entity

ISP Fund LP

In 2020 and 2021, Innoviva Strategic Partners LLC, our wholly owned subsidiary (“Strategic Partners”), contributed a total of $300.0 million to ISP Fund LP (the “Partnership”) for investing in “long” positions in the healthcare, pharmaceutical and biotechnology sectors, and became a limited partner. The general partner of the Partnership (“General Partner”) is an affiliate of Sarissa Capital. The capital contribution was subject to a 36-month lock up period from the contribution date.

We consolidate ISP Fund LP under the VIE model as we have determined that ISP Fund LP is a VIE and we are the primary beneficiary of the entity via our related party relationships with Sarissa Capital entities. Our maximum exposure to loss is equal to the amount we invested in the entity.

ISP Fund LP is determined to be an investment company under ASC 946, Financial Services – Investment Companies, as it meets all fundamental characteristics of an investment company, and its activities are consistent with those of an investment company. Since ISP Fund LP is subject to investment company industry specific guidance, we have retained the industry-specific guidance applied by the Partnership. In addition, as our investment in the Partnership is a passive investment for the Company and is not part of our main operations, the investments are presented as part of “Equity and long-term investments” in our condensed consolidated balance sheets. In October 2024, Strategic Partners made an election to unwind its capital accounts in the Partnership in accordance with the terms of the Partnership Agreement and we expect to receive distributions of our capital accounts through April 2026. Accordingly, a portion of our investments, which consist of cash and money market funds that we expect to be distributed within 12 months from the balance sheet date, were classified as “Current portion of ISP Fund investments” in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, and the remaining equity investments managed by ISP Fund LP are expected to be distributed through April 2026. The first distribution, in the amount of $28.0 million, was received in April 2025. We report in our condensed consolidated statements of income and comprehensive income any investment gains and losses by the Partnership as part of “Changes in fair value of equity and long-term investments, net”, any interest and dividend income as part of “Interest and dividend income” and any investment expenses as part of “Other expense, net”.

As of March 31, 2025, we continued to hold approximately 100% of the economic interest of the Partnership. As of March 31, 2025 and December 31, 2024, total assets of the Partnership were $174.8 million and $255.7 million, respectively, of which the majority was attributable to equity and long-term investments. As of March 31, 2025 and December 31, 2024, total liabilities were $0.2 million. The partnership’s assets can only be used to settle its own obligations.

During the three months ended March 31, 2025, we recorded $0.8 million in investment-related expense incurred by the Partnership, generated $1.2 million interest income, recorded $2.5 million in net realized gains and $83.7 million in net unrealized losses as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2024, we recorded $0.2 million of net investment-related expense incurred by the Partnership and $26.2 million of net negative changes in fair values of equity and long-term investments in the unaudited condensed consolidated statements of income and comprehensive income.

The following is a summary of individual investments held by ISP Fund at each balance sheet date:

	March 31,	December 31,
(In thousands)	2025	2024
Common stock - Publicly traded healthcare companies
United States	$42,362	$84,039
United Kingdom	1,837	1,989
Total common stock	44,199	86,028
Preferred stock - Privately held healthcare companies
United States	2,710	53,591
Warrants - Privately held healthcare companies	—	8,507
Money market fund and cash	127,791	107,532
Total investments held by ISP Fund LP	$174,700	$255,658

6. Equity and Other Investments and Fair Value Measurements

Equity Investment in Armata

Since the first quarter of 2020, Innoviva and its wholly owned subsidiary, Innoviva Strategic Opportunities, LLC (“ISO”), have invested in the common stock, warrants, convertible note, and term loans of Armata Pharmaceuticals, Inc. (“Armata”), a clinical stage biotechnology company focused on development of precisely targeted bacteriophage therapeutics for antibiotic-resistant infections.

On March 12, 2025, ISO and Armata entered into a Credit and Security Agreement, under which ISO extended a term loan to Armata (the “Armata March 2025 Term Loan”) in the aggregate principal amount of $10.0 million. The loan bears interest at a rate of 14% per annum and matures on March 12, 2026. The Credit and Security Agreement is secured by substantially all assets of Armata and its domestic and foreign material subsidiaries. Concurrently, ISO extended the maturity date of the convertible note and the term loans issued in July 2023 (the ‘Armata July 2023 Term Loan”) and in March 2024 the “Armata March 2024 Term Loan”) to March 12, 2026.

As of March 31, 2025, Innoviva collectively owns 25,076,769 shares of Armata’s common stock, representing a 69.3% equity interest, and held 10,653,847 warrants with exercise price ranging from $3.25 to $5.00 per share. Innoviva also held $30.1 million in principal amount of Armata’s convertible note and a total of $70.1 million in term loans.

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

We account for Armata’s common stock and warrants under the equity method using the fair value option. The fair value of Armata’s common stock is measured based on its closing market price. All warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. The warrants purchased in 2020 expired during the first quarter of 2025. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies. We account for the convertible note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. We account for the term loans as trading securities, measured at fair value using income approach based on the discounted value of expected future cash flows.

As of March 31, 2025, the fair values of our holdings of Armata common stock, warrants, the convertible note, the term loan issued in 2023, the term loan issued in 2024 and the term loan issued in March 2025 were estimated at $36.6 million, $2.1 million, $37.8 million, $30.5 million, $39.9 million and $10.1 million, respectively. As of December 31, 2024, the fair values of our holdings of Armata common stock, warrants, the convertible note, the term loan issued in 2023, and the term loan issued in 2024 were estimated at $46.4 million, $5.9 million, $42.1 million, $30.2 million and $39.3 million, respectively.

For the common stock and warrants, we recorded $13.5 million in unrealized loss and $35.3 million in unrealized gain for the three months ended March 31, 2025 and 2024, respectively, as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the convertible note, we recorded $4.3 million in unrealized loss and $12.4 million in unrealized gain for the three months ended March 31, 2025 and 2024, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the term loan issued in 2023, we recorded $0.3 million and $0.4 million in unrealized gains for three months ended March 31, 2025 and 2024, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the term loan issued in 2024, we recorded $0.6 million and $0.5 million in unrealized gain for the three months ended March 31, 2025 and 2024, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the term loan issued in March 2025, we recorded $0.1 million in unrealized gain for the three months ended March 31, 2025 as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statement of income and comprehensive income.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended December 31,
(In thousands)	2024	2023
Revenue	$1,235	$1,528
Loss from operations	$(10,539)	$(6,578)
Net income (loss)	$2,600	$(19,847)

Equity Investment in InCarda

Since the third quarter of 2020, Innoviva TRC Holdings, LLC (“ITH”), a wholly owned subsidiary of Innvovia, has invested in the common stock, preferred stock, warrants and convertible notes of InCarda Therapeutics, Inc. (“InCarda”), a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases.

As of March 31, 2025, ITH owns 36,742,250 shares of InCarda’s common and preferred stock and 2,490,033 warrants, representing a 9.1% equity interest. ITH also invested $0.4 million and $0.5 million in the principal amounts of InCarda’s convertible notes issued in January 2024 (the “InCarda 2024 Convertible Note”) and February 2025 (the “InCarda 2025 Convertible Note”), respectively.

With the exception of the convertible notes and the warrants, we account for our investments in InCarda under the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. We account for the convertible note as trading securities, measured at fair value.

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

As of March 31, 2025 and December 31, 2024, we recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets $4.8 million in carrying amount of InCarda’s Series C preferred stock and $0.1 million in fair value of the InCarda warrants.

As of March 31, 2025 and December 31, 2024, we recognized as equity and long-term investments in the unaudited condensed consolidated balance sheets $2.7 million, for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative.

As of March 31, 2025, we recorded $0.9 million in fair value of the convertible notes, as equity and long-term investments in the unaudited condensed consolidated balance sheet. As of December 31, 2024, we recorded $0.4 million in fair value of convertible note as equity and long-term investments in the unaudited condensed consolidated balance sheet.

During the three months ended March 31, 2025 and 2024, the change to the carrying amount of our investments in InCarda was not material.

Equity Investment in ImaginAb

Since March of 2021, ITH has invested $7.6 million in 8,825,301 shares of common and preferred stock, and $4.8 million in a convertible note of ImaginAb, Inc. (“ImaginAb”), a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. On January 13, 2025, ITH and ImaginAb executed an amendment to extend the maturity date of the convertible note from January 31, 2025 to May 30, 2025. As of March 31, 2025, and December 31, 2024, we held an 11.8% equity interest in ImaginAb.

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

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s preferred stock and common stock using the measurement alternative. As of March 31, 2025 and December 31, 2024, our investment in the preferred stock and common stock amounted to $7.6 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. There was no change in the carrying amount of our equity investments in ImaginAb during the three months ended March 31, 2025 and 2024.

We account for the ImaginAb convertible note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. As of March 31, 2025 and December 31, 2024, we recorded $5.0 million in fair value of the ImaginAb convertible note as equity and long-term investments in the unaudited condensed consolidated balance sheet. There was a minimal change in fair value of the ImaginAb convertible note for the three months ended March 31, 2025. During the three months ended March 31, 2024, we recorded $0.2 million in net unrealized loss on the ImaginAb convertible note as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

Convertible Promissory Note in Gate Neurosciences

From 2021 to 2024, ITH invested in Gate Neurosciences, Inc. (“Gate”) a total of $51.5 million in convertible notes (the “Gate 2021 Convertible Note”). Gate is a privately held biopharmaceutical company focused on developing the next generation of targeted nervous system therapies, leveraging precision medicine approaches to develop breakthrough drugs for psychiatric and neurologic diseases.

On March 3, 2025, ITH entered into a Convertible Promissory Note Purchase Agreement with Gate to acquire a convertible promissory note (the “Gate 2025 Convertible Note”) with a principal amount of $15.0 million. The Gate 2025 Convertible Note bears an annual interest rate of 8% and will mature on November 24, 2026. The Gate 2025 Convertible Note will convert into shares of series seed preferred stock of Gate upon a qualified initial public offering (“IPO”), or into shares of shadow preferred stock of Gate (“Shadow Preferred”) upon a qualified financing. Shadow Preferred means preferred stock having identical rights, preferences and restrictions as the preferred stock that would be issued in a qualified financing.

We account for both the Gate 2021 Convertible Note and the Gate 2025 Convertible Note as trading securities, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Gate, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised.

As of March 31, 2025, and December 31, 2024, the fair value of the Gate 2021 Convertible Note was estimated at $70.0 million and $50.9 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $19.1 million in unrealized gain and $0.6 million in unrealized loss for the three months ended March 31, 2025 and 2024, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income.

As of March 31, 2025, the fair value of the Gate 2025 Convertible Note was estimated at $15.2 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheet. We recorded $0.2 million in unrealized gain for the three months ended March 31, 2025 as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statement of income and comprehensive income.

Equity Investment in Nanolive

In 2022, ITH invested $10.6 million in 18,750,000 shares of the preferred stock of Nanolive SA (“Nanolive”), a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. As of March 31, 2025 and December 31, 2024, we held 13.0% of Nanolive equity ownership.

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

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of March 31, 2025 and December 31, 2024, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets and there was no change to the carrying amount of our investment.

Equity Investment in Lyndra

On February 27, 2025, Strategic Partners entered into a note purchase agreement with Lyndra Therapeutics, Inc. (“Lyndra”) to acquire a convertible promissory note (the “Lyndra Convertible Note”) with a principal amount of $9.2 million. Lyndra is a clinical-stage company with a novel drug delivery platform that enables the administration of ultra-long-acting oral drugs. The Lyndra Convertible Note bears an annual interest rate of 8% and will mature on November 27, 2025. The Lyndra Convertible Note would convert into shares of preferred stock of Lyndra upon a qualified financing as defined in the agreement. Upon maturity or certain events and if no qualified financing has occurred, the principal and unpaid accrued interest may either be repaid in full in cash plus a certain premium or convert into shares of preferred stock of Lyndra as defined in the agreement.

Our investment in Lyndra does not provide us with the ability to control or have significant influence over Lyndra’s operations. Based on our evaluation, we determined that Lyndra is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity. We account for the Lyndra Convertible Note as a trading security.

In late March of 2025, Lyndra began winding down its operations due to its inability to secure additional financing and concurrently initiated a process to seek potential acquirers for the business. We believe Lyndra’s proprietary platform holds significant value – greater than the carrying value of the Lyndra Convertible Note – thereby supporting full recovery of the Lyndra Convertible Note, which is secured by a first-priority interest in Lyndra’s assets.

As of March 31, 2025, we recorded the Lyndra Convertible Note at $9.2 million, reflecting its original cost, as part of equity and long-term investments in the unaudited condensed consolidated balance sheet.

Reconciliation of Equity and Long-Term Investments Balances

The following table reconciles the change in balances in “Equity and Long-Term Investments” as of each balance sheet date:

(In thousands)	Amount
Equity and long-term investments as of December 31, 2023	$444,432
Purchases of trading securities	63,201
Changes in fair value, net	(59,161)
Reclassification of current portion	(107,532)
Other	724
Equity and long-term investments as of December 31, 2024	341,664
Purchases of trading securities	34,674
Changes in fair value, net	(65,299)
Reclassification of current portion	(20,258)
Other	319
Equity and long-term investments as of March 31, 2025	$291,100

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$299,416	$—	$—	$299,416
Total	$299,416	$—	$—	$299,416

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$289,441	$—	$—	$289,441
Total	$289,441	$—	$—	$289,441

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, all available-for-sale investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments and contingent value rights are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of March 31, 2025 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$299,416	$—	$—	$299,416
Investments held by ISP Fund LP	171,990	—	2,710	174,700
Equity investment - Armata Common Stock	36,612	—	—	36,612
Equity investment - Armata Warrants	—	2,132	—	2,132
Equity investment - InCarda Warrants	—	—	53	53
Term loan investment - Armata July 2023 Term Loan	—	—	30,482	30,482
Term loan investment - Armata March 2024 Term Loan	—	—	39,849	39,849
Term loan investment - Armata March 2025 Term Loan	—	—	10,116	10,116
Convertible debt investment - Armata Note	—	—	37,793	37,793
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - InCarda 2025 Convertible Note	—	—	474	474
Convertible debt investment - ImaginAb Note	—	—	4,991	4,991
Convertible debt investment - Gate 2021 Convertible Note	—	—	69,951	69,951
Convertible debt investment - Gate 2025 Convertible Note	—	—	15,200	15,200
Convertible debt investment - Lyndra Convertible Note	—	—	9,200	9,200
Total assets measured at estimated fair value	$508,018	$2,132	$221,255	$731,405
Liabilities
Debt
2025 Notes	$—	$212,231	$—	$212,231
2028 Notes	—	250,577	—	250,577
Total fair value of debt	$—	$462,808	$—	$462,808

	Estimated Fair Value Measurements as of December 31, 2024 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$289,441	$—	$—	$289,441
Investments held by ISP Fund LP	193,560	—	62,098	255,658
Equity investment - Armata Common Stock	46,392	—	—	46,392
Equity investment - Armata Warrants	—	5,901	—	5,901
Equity investment - InCarda Warrants	—	—	59	59
Term loan investment - Armata July 2023 Term Loan	—	—	30,197	30,197
Term loan investment - Armata March 2024 Term Loan	—	—	39,275	39,275
Convertible debt investment - Armata Note	—	—	42,095	42,095
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - ImaginAB Note	—	—	4,950	4,950
Convertible debt investment - Gate 2021 Convertible Note	—	—	50,881	50,881
Total assets measured at estimated fair value	$529,393	$5,901	$229,991	$765,285
Liabilities
Debt
2025 Notes	$—	$222,353	$—	$222,353
2028 Notes	—	251,213	—	251,213
Total fair value of debt	$—	$473,566	$—	$473,566

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

The investments classified as Level 3 financial instruments are securities that are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies. There are uncertainties on the fair value measurement of the instruments classified under Level 3 due to the use of unobservable inputs and interrelationships between these unobservable inputs, which could result in higher or lower fair value measurements.

The fair values of our 2025 Notes and 2028 Notes are based on recent trading prices of the respective instruments.

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. We recognized goodwill of $11.5 million and $6.4 million from our acquisitions of Entasis and La Jolla, respectively, in 2022. The carrying amount of goodwill as of March 31, 2025 and December 31, 2024 was $17.9 million. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$223,700	$(53,162)	$170,538
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(6,580)	28,820
Total		$261,700	$(59,742)	$201,958

	December 31, 2024
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$223,700	$(47,559)	$176,141
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(5,708)	29,692
Total		$261,700	$(53,267)	$208,433

Intangible assets recognized as a result of the acquisition of Entasis amounted to $106.7 million, which consisted of Entasis’ in-process research and development related to its antibacterial therapeutic product candidates and a collaboration agreement amounting to $71.3 million and $35.4 million, respectively. Following the FDA approval of XACDURO® in May 2023, we started amortizing $68.7 million of the then in-process research and development as a marketed product, as well as the collaboration agreement, over their estimated useful lives. The useful life of the remaining in-process research and development of $2.6 million, which pertains to zoliflodacin, will be determined upon commercialization of the underlying product candidate; thus, no amortization expense for this intangible asset was recognized for the periods presented.

Intangible assets recognized as a result of the acquisition of La Jolla amounting to $151.0 million pertain to product rights and developed technologies on La Jolla’s currently marketed products. These are intangible assets with determinable lives and are amortized over their estimated useful lives.

The upfront fee of $4.0 million paid to Basilea for the exclusive commercialization right of ZEVTERA® in the U.S. in December 2024 was recorded as an intangible asset and is being amortized over the initial term of the agreement (refer to Note 4, “License and Collaboration Arrangements”).

We recognized amortization expense of $6.5 million and $6.4 million for the three months ended March 31, 2025 and 2024, respectively. Future amortization expense is expected to be $19.8 million for the remainder of 2025, $26.3 million for each of the years from 2026 to 2029 and $74.3 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Raw materials	$10,619	$11,113
Work-in-process	27,425	20,529
Finished goods	3,435	2,083
Total inventory	$41,479	$33,725

As of March 31, 2025 and December 31, 2024, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $8.9 million and $9.2 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $0.2 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued contract manufacturing expenses	$1,294	$1,071
Accrued clinical and research expenses	326	611
Accrued professional services	4,291	8,682
Current portion of lease liabilities	1,280	1,572
Royalty obligation payable	3,336	2,951
Current portion of deferred royalty obligations	6,860	6,438
Accrued license fees and royalties	1,483	1,727
Other(1)	11,794	6,947
Total other accrued liabilities	$30,664	$29,999

(1) Amount as of March 31, 2025 and December 31, 2024 includes $8.6 million and $5.3 million advance payments received from our partner for inventory supply as discussed in Note 4, “License and Collaboration Arrangements”.

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Long-term portion of deferred royalty obligation	$60,918	$63,096
Long-term portion of lease liabilities	1,091	1,179
Total other long-term liabilities	$62,009	$64,275

9. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2025	2024
Selling, general and administrative	$2,028	$1,358
Research and development	119	97
Total	$2,147	$1,455

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.1% - 4.4%	4.1% - 4.3%
Expected term (in years)	6.08 - 6.14	5.90 - 6.15
Volatility	34.3% - 34.9%	36.7% - 36.8%
Dividend yield	—%	—%

Weighted-average estimated fair value of stock options granted	$7.17 - $7.92	$4.97 - $6.93

10. Stockholders' Equity

On October 31, 2022, our board of directors authorized a share repurchase program under which we may repurchase up to $100.0 million of our outstanding shares of common stock. The repurchase program authorized the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. For the three months ended March 31, 2024, we repurchased 634,107 shares in the open market at an average price of $15.24 per share for a total amount of approximately $9.7 million. Subsequent to March 31, 2024 and through April 25, 2024, we completed the program by repurchasing 352,821 shares in the open market at an average price of $14.91 per share for a total amount of approximately $5.3 million. All repurchased shares were retired.

In April 2024, we retired all the shares held in treasury resulting from our strategic buyback of GSK’s common shares in the Company in 2021. We recorded the corresponding cost of treasury stock of $393.8 million in additional paid-in capital.

11. Debt

Our debt consists of the following:

	March 31,	December 31,
(In thousands)	2025	2024
2025 Notes	$192,500	$192,500
2028 Notes	261,000	261,000
Total debt	453,500	453,500
Less: Unamortized debt discount and issuance costs	(4,615)	(5,156)
Total debt, net	448,885	448,344
Less: Current portion of long-term debt, net	(192,215)	(192,028)
Total long-term debt, net	$256,670	$256,316

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

The 2025 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. The initial conversion rate for the 2025 Notes is 57.9240 shares of our common stock per $1,000 principal amount of the 2025 Notes (which is equivalent to an initial conversion price of approximately $17.26 per share). The conversion rate is subject to customary anti-dilution adjustments in certain circumstances. The 2025 Notes will mature on August 15, 2025, unless repurchased or converted in accordance with their terms prior to such date. Prior to February 15, 2025, the 2025 Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, as described below. On or after February 15, 2025, holders of the 2025 Notes may convert their 2025 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Notes.

Holders of the 2025 Notes may convert all or a portion of their 2025 Notes prior to the close of business on February 15, 2025 only under the following circumstances:

•
after September 30, 2017, if our closing common stock price for at least 20 days out of the most recent 30 consecutive trading days of the preceding quarter is greater than 130% of the current conversion price of the 2025 Notes;
•
for five consecutive business days, if the average trading price per $1,000 of Notes during the prior 10 consecutive trading days is less than 98% of the product of our closing common stock price and the conversion rate of the 2025 Notes on such day; and,
•
upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Notes) or a transaction resulting in our common stock converting into other securities or property or assets.

In the event of default or a fundamental change (as defined above), holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes at price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest.

The annual effective interest rate on the 2025 Notes is 2.88%.

Our outstanding 2025 Notes balances consisted of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Principal	$192,500	$192,500
Debt discount and issuance costs, net	(285)	(472)
Net carrying amount	$192,215	$192,028

The following table sets forth total interest expense recognized related to the 2025 Notes for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Contractual interest expense	$1,203	$1,203
Amortization of debt issuance costs	187	181
Total interest and amortization expense	$1,390	$1,384

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
•
for five consecutive business days, if the average trading price per $1,000 of Notes during the prior 10 consecutive trading days is less than 98% of the product of our closing common stock price and the conversion rate of the 2028 Notes on such day; and,
•
upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2028 Notes) or a transaction resulting in our common stock converting into other securities or property or assets.

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Principal	$261,000	$261,000
Debt issuance costs, net	(4,330)	(4,684)
Net carrying amount	$256,670	$256,316

The following table sets forth total interest expense recognized related to the 2028 Notes for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(In thousands)	2025	2024
Contractual interest expense	$1,387	$1,387
Amortization of debt issuance costs	354	344
Total interest and amortization expense	$1,741	$1,731

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of March 31, 2025 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2025	$192,500
2026	—
2027	—
2028	261,000
Total	$453,500

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

For the three months ended March 31, 2025 and 2024, we recognized interest expense of $1.6 million and $2.7 million, respectively. The carrying value of the deferred royalty obligation as of March 31, 2025 and December 31, 2024 was $67.8 million and $69.5 million, respectively (refer to Note 8, “Balance Sheet Components”). During the three months ended March 31, 2025 and 2024, we made royalty payments to HCR of $3.0 million and $1.9 million, respectively. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of March 31, 2025 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. The annual effective interest rate of the deferred royalty obligation for the current period is 9.54%.

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of March 31, 2025, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid $30.2 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is immaterial and, therefore, not recognized as of March 31, 2025 and December 31, 2024. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the unaudited condensed consolidated statements of income and comprehensive income.

12. Commitments and Contingencies

Operating Lease

We have operating leases for our corporate headquarters, office spaces and laboratory facilities.

The components of lease cost are as follows:

	Three months ended March 31,
(In thousands)	2025	2024
Straight line operating lease costs	$302	$317
Variable lease costs	2	4
Total lease costs	$304	$321

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$424	$320

As of March 31, 2025, our operating leases have weighted-average remaining term of approximately 2.5 years and the weighted average discount rate on our operating lease liabilities was 6.9%.

Future minimum payments on our operating leases as of March 31, 2025 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2025	$1,281
2026	435
2027	455
2028	326
2029	83
Total undiscounted lease payments	2,580
Less: imputed interest	(209)
Total operating lease liabilities	$2,371

Purchase Commitments

In April 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of March 31, 2025, we have approximately $1.2 million U.S. dollar equivalent in outstanding purchase commitments under the agreement for the year 2024, which will be utilized in 2025. As of March 31, 2025, we have approximately $6.5 million, $7.3 million and $5.9 million in outstanding purchase commitments under the agreement for the remainder of 2025 and for the years 2026 and 2027, respectively.

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

Indemnification and Other Contingencies

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our unaudited condensed consolidated financial statements. We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and, as of March 31, 2025, we have not accrued any material liabilities in the unaudited condensed consolidated financial statements as a result of these provisions.

13. Income Taxes

We recorded income tax expense of $8.0 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective income tax rate for the three months ended March 31, 2025 was (20.7)% compared to 19.0% for the same period in 2024. The income tax expense for the three months ended March 31, 2025 and 2024 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the three months ended March 31, 2025, was negative, primarily due to a year-to-date tax expense on a year-to-date pretax loss, driven by the valuation allowance recorded on unrealized losses related to certain non-controlled investments.

14. Segment Reporting

We operate as a single operating and reportable segment, focused on creating value for our stockholders. We achieve this by maximizing the value of our respiratory royalty portfolio and growing our investments in innovative healthcare assets that address critical unmet medical needs.

Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), evaluates the company’s financial performance and operational efficiency using consolidated net income (loss). This helps guide decisions related to commercial operations, product development, and regulatory compliance, ensuring resources are allocated effectively to support growth initiatives. Consolidated net income (loss) also helps inform reinvestment strategies to strengthen our market position and drive innovation.

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

The table below presents the financial information used by the CODM to assess performance, which reconciles to the consolidated net income (loss):

	Three months ended March 31,
(In thousands)	2025	2024
Total revenue	$88,632	$77,499
Less:
Cost of products sold	8,842	10,971
Amortization of acquired intangible assets	6,475	6,440
Selling and marketing	8,071	9,263
General and administrative	19,420	21,142
Research and development - External services	3,051	1,649
Research and development - Internal expenses	1,345	2,229
Changes in fair values of equity method investments, net	13,549	(35,342)
Changes in fair values of equity and long-term investments, net	65,299	13,335
Interest and dividend income	(4,538)	(4,399)
Interest expense	4,711	5,851
Other expense, net	996	1,236
Income tax expense, net	7,995	8,592
Consolidated net income (loss)	$(46,584)	$36,532

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

Important factors that we believe could cause actual results or events to differ materially from our forward‑looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, GIAPREZA®, XERAVA®, XACDURO®, and ZEVTERA® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company's growth strategy and corporate development initiatives); the timing, manner, and amount of potential capital returns to shareholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; and projections of revenue, expenses and other financial items; the impact of the novel coronavirus (“COVID-19”); the timing, manner and amount of capital deployment, including potential capital returns to stockholders; and risks related to the Company’s growth strategy and risks discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025, and as amended on March 24, 2025 (“2024 Form 10-K”), and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part I of our 2024 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q entitled “Risk Factors,” which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of our 2024 Form 10-K and Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including on Form 10-K, Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

Our commercial and marketed products also include GIAPREZA® (angiotensin II) approved to increase blood pressure in adults with septic or other distributive shock, XERAVA® (eravacycline) approved for the treatment of complicated intra-abdominal infections in adults, and XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR) approved for the treatment of hospital-acquired and ventilator-associated pneumonias caused by Acinetobacter in adults. In addition, ZEVTERA® (ceftobiprole), an advanced-generation cephalosporin antibiotic, will be exclusively commercialized by us under a distribution and license agreement with Basilea Pharmaceutica Ltd., (“Basilea”), which we entered into in December 2024. We continue to advance our pipeline, zoliflodacin, a potentially first in class, single-dose oral treatment for uncomplicated gonorrhea. We have established a wholly owned critical care and infectious disease operating platform, anchored by four differentiated commercial products and supported by a promising late-stage development asset.

Additionally, we strategically deploy capital and maintain economic interests in various healthcare companies, including a significant equity stake in Armata Pharmaceuticals (“Armata”), a company focused on development of bacteriophages with potential use across a range of infectious and other serious diseases.

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

First Quarter 2025 and Recent Highlights:

Financial Highlights

•
Royalty revenue: First quarter 2025 gross royalty revenue from GSK was $61.3 million, compared to $61.9 million for the first quarter of 2024.
•
Net product sales: First quarter 2025 net product sales totaled $30.3 million, consisting of $26.4 million in U.S. net product sales and $3.9 million in ex-US net product sales, compared to $19.1 million in net product sales for the first quarter of 2024. U.S. net product sales included $17.3 million from GIAPREZA®, $5.8 million from XACDURO®, and $3.2 million from XERAVA®, representing a 52% increase compared to total U.S. net product sales of $17.4 million in the first quarter of 2024.
•
Income from operations: First quarter 2025 income from operation was $41.4 million, an increase of 61% from $25.8 million in the first quarter of 2024.
•
Equity and long-term investments: First quarter 2025 unfavorable changes in fair values of equity and long-term investments totaled $78.8 million, compared to favorable changes of $22.0 million in the first quarter of 2024, primarily due to the share price depreciation of Armata and certain equity investments managed by ISP Fund LP.
•
Net income: First quarter 2025 net loss was $46.6 million, or ($0.74) basic per share, compared to net income of $36.5 million, or $0.58 basic per share, for the first quarter of 2024.
•
Cash and cash equivalents: Totaled $319.1 million. Royalty and net product sales receivables totaled $77.9 million as of March 31, 2025.

Key Business and R&D Highlights

•
Zoliflodacin: a potential first-in-class, single dose, oral antibiotic is currently being developed together with The Global Antibiotic Research & Development Partnership (“GARDP”) for the treatment of patients with uncomplicated gonorrhea.
•
Zoliflodacin NDA on track for filing with the U.S. FDA in the first half of 2025.
•
ZEVTERA® (ceftibiprole): an advanced-generation cephalosporin antibiotic that is approved in the U.S. for three specific treatment indications. ZEVTERA® is the only FDA-approved methicillin-resistant Staphylococcus aureus (MRSA) cephalosporin antibiotic for treating adult patients with Staphylococcus aureus bloodstream infections (bacteremia) (SAB)

and endocarditis. ZEVTERA®is indicated for the treatment of adult patients with SAB, including right-sided infective endocarditis, adult patients with acute bacterial skin and skin structure infections (ABSSSI) and for adult and pediatric patients (3 months to less than 18 years old) with community-acquired bacterial pneumonia (CABP).
•
Following the exclusive distribution and license agreement with Basilea, Innoviva anticipates launching ZEVTERA® in the U.S. in mid-2025.
•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use: a targeted antibacterial treatment for patients with hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Acinetobacter baumannii-calcoaceticus complex.
•
In April, the Company presented in vivo and in vitro data on activity of durlobactam against Enterobacterales at the Congress of the European Society of Clinical Microbiology and Infectious Diseases (ESCMID Global).

•
Update on Strategic Healthcare Assets
•
Innoviva’s portfolio of strategic assets held through the Company’s various subsidiaries was valued at $457.6 million as of March 31, 2025. In the first quarter of 2025, we invested a total of $34.7 million in various strategic healthcare assets, including $15.0 million in a convertible note of Gate Neurosciences and $10.0 million in a term loan to Armata.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as described in the Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025, and as amended on March 24, 2025.

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Royalties - RELVAR/BREO	$50,890	$52,138	$(1,248)	(2)%
Royalties - ANORO	10,373	9,733	640	7%
Total royalties	61,263	61,871	(608)	(1)%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*
Total royalty revenue, net	$57,807	$58,415	$(608)	(1)%

*Not Meaningful

Total royalty revenue, net, decreased marginally to $57.8 million for the three months ended March 31, 2025, compared to $58.4 million for the same period a year ago.

Net Product Sales

Total product sales, net, as compared to prior year period, was as follows:

	Three months ended March 31,		Change
(In thousands)	2025	2024	$	%
U.S.
GIAPREZA®	$17,379	$11,949	$5,430	45%
XERAVA®	3,234	3,286	(52)	(2)%
XACDURO®	5,815	2,155	3,660	170%
Total U.S.	26,428	17,390	9,038	52%
Rest of the world
GIAPREZA®	894	132	762	*
XERAVA®	989	1,482	(493)	(33)%
XACDURO®	1,968	80	1,888	*
Total rest of the world	3,851	1,694	2,157	127%
Total net product sales	$30,279	$19,084	$11,195	59%

*Not Meaningful

Our net product sales increased during the periods presented, driven by higher sales volume resulting from our strategic commercialization efforts and dedications to delivering our critical care products to healthcare systems.

Cost of Products Sold

Cost of products sold, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Cost of products sold	$8,842	$10,971	$(2,129)	(19)%

Our inventory includes net fair value adjustments resulting from the acquisition of La Jolla, which are being amortized and recognized as cost of products sold when sales occur. The fair value adjustments recorded as part of cost of products sold amounted to $0.2 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively. Excluding the impact of the amortized fair value adjustments, our cost of products sold increased during the three months ended March 31, 2025 compared to the same period in 2024 as a result of higher sales volume. As of March 31, 2025, our total inventory included the remaining net fair value adjustments resulting from the acquisition of La Jolla of approximately $8.9 million, which will be recognized as cost of products sold when sales occur in future periods.

Research and Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Research and development	$4,396	$3,878	$518	13%

Research and development expenses consist of the following:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Compensation and related personnel costs	$1,304	$1,561	$(257)	(16)%
External services	3,051	1,649	1,402	85%
Facilities related	8	438	(430)	(98)%
Other	33	230	(197)	(86)%
Total research and development expense	$4,396	$3,878	$518	13%

Research and development expenses, which are mainly attributable to post-marketing commitments required by the FDA and ongoing product developments, were $4.4 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to further advancement of our product candidate, zoliflodacin.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Selling, general and administrative	$27,491	$30,405	$(2,914)	(10)%

Our selling, general and administrative expenses are primarily incurred as a result of our ongoing efforts to promote our marketed critical care products and drive revenue, maintain regulatory compliance, and support essential administrative functions for general operations. Selling, general and administrative expenses were higher for the three months ended March 31, 2024 compared to the same period in 2025 due to heightened efforts associated with the then commercial launch of XACDURO®.

Interest and Dividend Income and Other Expense, Net

Interest and dividend income and other expense, net, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Interest and dividend income	$4,538	$4,399	$139	3%
Other expense, net	$(996)	$(1,236)	$240	(19)%

Interest and dividend income increased marginally for the three months ended March 31, 2025, compared to the same period in 2024, due to higher interest rates and higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, was primarily expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Interest expense	$(4,711)	$(5,851)	$1,140	(19)%

Interest expense for the three months ended March 31, 2025 and 2024 comprised mainly of the contractual interest expense and the amortization of debt issuance costs for our 2025 Notes and 2028 Notes, as well as effective interest expense on our deferred royalty obligation related to GIAPREZA®. The decrease for the three months ended March 31, 2025, compared to the same period in 2024, was mainly due to lower interest expense on our deferred royalty obligation as a result of higher sales performance of GIAPREZA®.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year periods, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Changes in fair values of equity method investments, net	$(13,549)	$35,342	$(48,891)	(138)%
Changes in fair values of equity and long-term investments, net	$(65,299)	$(13,335)	$(51,964)	390%

The changes in fair values of equity method investments for the three months ended March 31, 2025 were unfavorable mainly due to the decrease in Armata's stock price during this period. We recorded $13.5 million in unrealized losses and $35.3 million in unrealized gains for the three months ended March 31, 2025 and 2024, respectively, related to our equity method investments in Armata.

The changes in fair values of other equity and long-term investments primarily reflected the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Gate, ImaginAb, Lyndra and those investments managed by ISP Fund LP. We recorded $83.7 million of net negative changes in fair values of equity and long-term investments related to the investments managed by ISP Fund LP for the three months ended March 31, 2025. We also recorded $3.3 million net negative changes in fair values of equity and long-term investments for the three months ended March 31, 2025 related to other long-term investments we made in Armata. These net negative changes in fair values were partially offset by a favorable net change in fair value of our investments in Gate of $19.3 million.

Provision for Income Taxes

We recorded income tax expense of $8.0 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate for the three months ended March 31, 2025 and 2024 was (20.7)% and 19.0%, respectively. Our effective tax rate for the three months ended March 31, 2025, was negative, primarily due to a year-to-date tax expense on a year-to-date pretax loss, driven by the valuation allowance recorded on unrealized losses related to certain non-controlled investments.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaboration arrangement. For the three months ended March 31, 2025, we generated gross royalty revenues from GSK of $61.3 million, net product sales of $30.3 million and license revenue of $0.5 million. Net cash and cash equivalents totaled $319.1 million, royalties receivable from GSK totaled $61.3 million and accounts receivable associated with our product sales and license revenue totaled $16.7 million as of March 31, 2025.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Net cash provided by operating activities	$48,617	$37,047	$11,570
Net cash used in investing activities	$(34,674)	$(43,038)	$8,364
Net cash provided by (used in) financing activities	$183	$(9,165)	$9,348

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $48.6 million, consisting primarily of our net loss of $46.6 million, adjusted for net non-cash items, which included $78.8 million in changes in fair value of our investments, $6.5 million of amortization of acquired intangible assets, $3.5 million of amortization of capitalized fees, $2.1 million of stock-based compensation, $1.2 million in allowance for inventory write-down and $2.9 million in net changes in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 of $34.7 million primarily consisted of $34.7 million in purchases of trading securities and $19.9 million in net purchases of other investments managed by ISP Fund LP. The use of cash for investing activities was partially offset by proceeds of $19.9 million from the sales of equity investments managed by ISP Fund LP.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 of $0.2 million was primarily due to net proceeds from issuances of common stock, partially offset by the repurchase of shares to satisfy tax withholding.

Net cash used in financing activities for the three months ended March 31, 2024 of $9.2 million was primarily due to $9.6 million for the repurchase of common stock under our current stock repurchase program.

Contractual Obligations

As of March 31, 2025, our notes payable obligation included $192.5 million related to our 2025 Notes and $261.0 million related to our 2028 Notes, which are due in 2025 and 2028, respectively. Under the terms of the 2025 Notes and 2028 Notes, we will make interest payments of 2.5% and 2.125%, respectively, of outstanding principal. Refer to Note 11, “Debt” to the Condensed Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases amounting to $2.6 million, with approximately $1.3 million payable through December 31, 2025, and approximately $1.3 million payable through 2029. Refer to Note 12, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for more information.

As part of our acquisition of La Jolla, we recognized its deferred royalty obligation in connection with the La Jolla Royalty Agreement with HCR. Under the terms of the Agreement, HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA® until either January 1, 2031 or when the maximum aggregate royalty payments have been made, whichever occurs first. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. The maximum royalty rate is 18% based on the terms of the agreement. The La Jolla Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million.

Additionally, we have certain contingent payment obligations under various in-license agreements which we are required to make royalty payments or milestone payments upon successful completion and achievement of certain milestones. Refer to Note 4, “License and Collaboration Arrangements” to the Condensed Consolidated Financial Statements for more information.

We also entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of March 31, 2025, we have approximately $20.9 million in outstanding purchase commitments under the agreement.

We also enter into other agreements in the normal course of business with vendors for commercial, manufacturing, clinical trials and preclinical studies, and other services and products for operating purposes.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2025, our debt bears fixed interest rates and we had no outstanding debt with variable interest rate. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of certain or our investments in equity and debt securities. Fluctuations in the underlying fair value of the investments could result in material gains or losses. Refer to Note 6, “Equity and Other Investments and Fair Value Measurements”, to the Condensed Consolidated Financial Statements for more information.

Inflation has increased in recent periods and could continue to increase for the near future. Inflationary factors, such as increases in the cost of our raw materials, supplies, interest rates and overhead costs, as well as trade and other international disputes, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2025, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures, as defined under SEC rules, are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified by the Commission’s rules and forms. Additionally, they ensure that information required to be disclosed by the issuer is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, to enable timely decision regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Item 1. “Financial Statements,” Note 12, “Commitments and Contingencies”.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2024 Form 10-K. There have been no material changes to the risk factors described in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

None.

Item 6. Exhibits

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Amended and Restated Certificate of Incorporation	8-K	99.2	4/28/2016

3.2	Amended and Restated Bylaws, amended and restated as of January 1, 2023	8-K	3.1	1/4/2023

4.1	Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/2006

4.2	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)	8-K	4.2	1/25/2013

4.3	Indenture (including form of Note) with respect to Innoviva’s 2.5% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	8/7/2017

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020

4.5	Indenture (including form of Note) with respect to Innoviva’s 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

32*	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: May 7, 2025	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	/s/ Stephen Basso
Stephen Basso
Chief Financial Officer
(Principal Financial Officer)