Form 10-Q
period 2025-06-30
Innoviva, Inc.
filed 2025-08-06
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of registrant’s common stock outstanding on July 31, 2025 was 63,021,014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$397,532	$304,964
Accounts receivable	20,925	20,392
Receivables from collaboration arrangement	67,336	65,974
Inventory	48,996	33,725
Prepaid expenses	16,610	21,063
Current portion of ISP Fund investments (Note 5)	100,198	107,532
Other current assets	181	656
Total current assets	651,778	554,306
Property and equipment, net	451	514
Equity method investments	51,826	52,293
Equity and long-term investments	297,284	341,664
Capitalized fees paid, net	63,049	69,961
Right-of-use assets	1,759	2,453
Goodwill	17,905	17,905
Intangible assets	195,411	208,433
Deferred tax assets, net	12,931	12,054
Other assets	41,178	41,477
Total assets	$1,333,572	$1,301,060

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,382	$2,132
Accrued personnel-related expenses	4,750	7,376
Accrued interest payable	3,418	3,422
Deferred revenue	3,125	1,126
Convertible subordinated notes due 2025, net of issuance costs	191,903	192,028
Other accrued liabilities	37,985	29,999
Total current liabilities	246,563	236,083
Long-term debt, net of discount and issuance costs	257,019	256,316
Other long-term liabilities	60,021	64,275
Income tax payable, long-term	55,148	53,227
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 63,011 and 62,665 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	630	627
Additional paid-in capital	698,884	692,329
Retained earnings (accumulated deficit)	15,307	(1,797)
Total stockholders’ equity	714,821	691,159
Total liabilities and stockholders’ equity	$1,333,572	$1,301,060

*Condensed consolidated balance sheet has been derived from audited consolidated financial statements as of December 31, 2024.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended June 30, 2025 and 2024, and $6,912 in the six months ended June 30, 2025 and 2024	$63,880	$63,742	$121,687	$122,157
Net product sales	35,493	21,651	65,772	40,735
License and other revenue	910	14,505	1,456	14,505
Total revenue	100,283	99,898	188,915	177,397
Cost of products sold (inclusive of amortization of inventory fair value adjustments)	10,590	8,472	19,432	19,443
Amortization of acquired intangible assets	6,547	6,440	13,022	12,880
Gross profit	83,146	84,986	156,461	145,074
Operating expenses:
Selling, general and administrative	26,412	27,740	53,903	58,145
Research and development	7,983	2,560	12,379	6,438
Total operating expenses	34,395	30,300	66,282	64,583
Income from operations	48,751	54,686	90,179	80,491
Changes in fair values of equity method investments, net	13,082	(60,108)	(467)	(24,766)
Changes in fair values of equity and long-term investments, net	11,280	(30,556)	(54,019)	(43,891)
Interest and dividend income	4,925	3,474	9,463	7,873
Interest expense	(4,663)	(5,802)	(9,374)	(11,653)
Other expense, net	(777)	(973)	(1,773)	(2,209)
Income (loss) before income taxes	72,598	(39,279)	34,009	5,845
Income tax benefit (expense), net	(8,910)	4,594	(16,905)	(3,998)
Net income (loss) and comprehensive income (loss)	$63,688	$(34,685)	$17,104	$1,847
Net income (loss) per share:
Basic	$1.01	$(0.55)	$0.27	$0.03
Diluted	$0.77	$(0.55)	$0.24	$0.03
Shares used to compute net income (loss) per share:
Basic	62,865	62,526	62,787	62,856
Diluted	84,452	62,526	84,342	63,064

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2025
				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2025	62,665	$627	$692,329	$(1,797)	$691,159
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	106	1	182	—	183
Stock-based compensation	—	—	2,147	—	2,147
Net loss	—	—	—	(46,584)	(46,584)
Balance as of March 31, 2025	62,771	628	694,658	(48,381)	646,905
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	211	2	1,245	—	1,247
Accrued excise tax on common stock repurchase applied against tax liability	—	—	59	—	59
Stock-based compensation	—	—	2,422	—	2,422
Conversion of 2025 Notes to common stock	29	—	500	—	500
Net income	—	—	—	63,688	63,688
Balance as of June 30, 2025	63,011	$630	$698,884	$15,307	$714,821

	Six Months Ended June 30, 2024
			Additional	Retained Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
Balance as of January 1, 2024	63,307	$633	$1,093,340	$(25,189)	32,005	$(393,829)	$674,955
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	124	1	403	—	—	—	404
Repurchase of common stock	(634)	(6)	(9,659)	—	—	—	(9,665)
Stock-based compensation	—	—	1,455	—	—	—	1,455
Net income	—	—	—	36,532	—	—	36,532
Balance as of March 31, 2024	62,797	628	1,085,539	11,343	32,005	(393,829)	703,681
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	118	1	135	—	—	—	136
Repurchase of common stock	(353)	(3)	(5,257)	—	—	—	(5,260)
Retirement of treasury stock	—	—	(393,829)	—	(32,005)	393,829	—
Stock-based compensation	—	—	1,643	—	—	—	1,643
Net loss	—	—	—	(34,685)	—	—	(34,685)
Balance as of June 30, 2024	62,562	$626	$688,231	$(23,342)	—	$—	$665,515

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$17,104	$1,847
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(877)	(12,009)
Amortization of capitalized fees and depreciation of property and equipment	6,976	6,986
Amortization of acquired intangible assets	13,022	12,880
Inventory fair value step-up adjustment included in cost of products sold	625	10,306
Stock-based compensation	4,569	3,098
Amortization of debt discount and issuance costs	1,078	1,048
Changes in fair values of equity method investments, net	467	24,766
Changes in fair values of equity and long-term investments, net	54,019	43,891
Other non-cash items	423	(153)
Changes in operating assets and liabilities:
Accounts receivable	(533)	(12,328)
Receivables from collaboration arrangement	(1,362)	2,423
Inventory	(17,146)	(6,233)
Prepaid expenses	4,453	13,146
Other assets	774	1,604
Accounts payable	3,250	(4,678)
Accrued personnel-related expenses and other accrued liabilities	1,932	(5,950)
Accrued interest payable	(4)	—
Income tax payable	1,921	543
Deferred revenue	1,999	(422)
Net cash provided by operating activities	92,690	80,765
Cash flows from investing activities
Purchases of trading securities	(34,674)	(43,136)
Proceeds from trading securities	5,097	—
Purchases of equity investments managed by ISP Fund LP	—	(30,892)
Sales of equity investments managed by ISP Fund LP	19,939	5,976
Purchases and sales of other investments managed by ISP Fund LP, net	8,086	24,916
Sale of property and equipment	—	98
Net cash used in investing activities	(1,552)	(43,038)
Cash flows from financing activities
Repurchase of common stock	—	(14,777)
Repurchase of shares to satisfy tax withholding	(91)	(105)
Proceeds from issuances of common stock, net	1,521	645
Net cash provided by (used in) financing activities	1,430	(14,237)
Net increase in cash and cash equivalents	92,568	23,490
Cash and cash equivalents at beginning of period	304,964	193,513
Cash and cash equivalents at end of period	$397,532	$217,003

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,179	$5,179
Cash paid for income taxes	$11,944	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
2025 Notes converted to common stock	$500	$—
Accrued interest income converted to long-term investments	$—	$799

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

Our commercial and marketed products include GIAPREZA® (angiotensin II), approved to increase blood pressure in adults with septic or other distributive shock; XERAVA® (eravacycline), approved for the treatment of complicated intra-abdominal infections in adults; and XACDURO® (sulbactam for injection; durlobactam for injection), approved for the treatment of hospital-acquired and ventilator-associated pneumonias caused by Acinetobacter in adults. In addition, ZEVTERA® (ceftobiprole), an advanced-generation cephalosporin antibiotic, is exclusively commercialized by us in the U.S. under a distribution and license agreement with Basilea Pharmaceutica Ltd., (“Basilea”), which we entered into in December 2024. We continue to advance our pipeline, zoliflodacin, potentially a first-in-class, single-dose oral treatment for uncomplicated gonorrhea. In June 2025, the U.S. Food and Drug Administration (“FDA”) accepted the new drug application (“NDA”) for zoliflodacin, which has received Qualified Infectious Disease Product designation (“QIDP”), granting it priority review and the potential for extended market exclusivity. We have established a wholly owned, critical care and infectious disease operating platform, anchored by four differentiated commercial products and supported by a promising late-stage development asset.

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

Our revenues also include net product sales of GIAPREZA®, XERAVA®, XACDURO®, and, beginning in the second quarter of 2025, ZEVTERA®. In the U.S., hospitals and other healthcare organizations generally acquire our products through a network of specialty distributors, which are regarded as our customers for accounting purposes. We do not believe that the loss of any one of these distributors would significantly impact our ability to distribute our products, as we expect that the sales volume would be absorbed by either new or remaining distributors.

Three of our customers each account for 26%, 26% and 24%, respectively, of our net product sales for the three months ended June 30, 2025, and 27%, 26% and 25%, respectively for the six months ended June 30, 2025. These same customers account for 33%, 14% and 14%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of June 30, 2025. Three of our customers each account for 32%, 23% and 27%, respectively, of our net product sales for the three months ended June 30, 2024, and 34%, 24% and 25% for the six months ended June 30, 2024. These same customers account for 31%, 18% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our condensed consolidated balance sheet as of December 31, 2024.

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

We also invest in ISP Fund LP, whose investments consist of money market funds, trading securities, and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered into in December 2020, we became a limited partner of the partnership. In October 2024, we elected to unwind our capital accounts in the partnership in accordance with the terms of the Partnership Agreement and expect to receive distributions through April 2026. Accordingly, the portion of the cash balance and money market funds expected to be distributed within 12 months from the balance sheet date has been classified as “Current portion of ISP Fund investments,” while the remaining equity investments have been classified as long-term investments in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

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

The following table shows the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss), basic	$63,688	$(34,685)	$17,104	$1,847
Add: interest expense on 2025 Notes, net of tax effect	697	—	1,396	—
Add: interest expense on 2028 Notes, net of tax effect	873	—	1,748	—
Net income (loss), diluted	$65,258	$(34,685)	$20,248	$1,847
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	62,865	62,526	62,787	62,856
Dilutive effect of 2025 Notes	11,149	—	11,150	—
Dilutive effect of 2028 Notes	9,955	—	9,955	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	449	—	435	—
Dilutive effect of outstanding warrant	34	—	15	208
Weighted-average shares used to compute diluted net income (loss) per share	84,452	62,526	84,342	63,064
Net income (loss) per share
Basic	$1.01	$(0.55)	$0.27	$0.03
Diluted	$0.77	$(0.55)	$0.24	$0.03

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,630	1,897	1,389	1,542
Outstanding stock warrant	—	591	—	591
Outstanding 2025 Notes	—	11,150	—	11,150
Outstanding 2028 Notes	—	9,955	—	9,955
Total	1,630	23,593	1,389	23,238

3. Revenue Recognition

Net Revenue from Collaboration Arrangement

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Royalties - RELVAR/BREO	$54,737	$53,980	$105,627	$106,118
Royalties - ANORO	12,599	13,218	22,972	22,951
Total royalties	67,336	67,198	128,599	129,069
Less: amortization of capitalized fees paid	(3,456)	(3,456)	(6,912)	(6,912)
Total net royalty revenue	$63,880	$63,742	$121,687	$122,157

Net Product Sales

Total net product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
GIAPREZA®	$17,329	$13,109	$35,602	$25,190
XACDURO®	10,731	2,344	18,514	4,579
XERAVA®	7,094	6,198	11,317	10,966
ZEVTERA®	339	—	339	—
Total net product sales	$35,493	$21,651	$65,772	$40,735

We derived our net product sales from customers located in the U.S. and the rest of world as follows:

•
approximately 82% and 18%, respectively, for the three months ended June 30, 2025, and 84% and 16%, respectively, for the six months ended June 30, 2025.
•
approximately 87% and 13%, respectively, for the three months ended June 30, 2024, and 89% and 11%, respectively, for the six months ended June 30, 2024.

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

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay us a tiered royalty equal to from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the three and six months ended June 30, 2025 and 2024 were not material. SUL-DUR was approved by China’s National Medical Products Administration in May 2024 and was launched by Zai Lab in mainland China in January 2025. Royalties under this arrangement based on the product sales were $0.6 million and $1.1 million for the three and six months ended June 30, 2025, respectively. We recognized $8.0 million in license revenue for the three and six months ended June 30, 2024 under this agreement as a result of the achievement of a regulatory milestone.

In April 2024, we entered into an amendment to the Zai Agreement (the “Amended Zai Agreement”), pursuant to which Zai Lab shall share costs associated with certain new manufacturing and technology transfer activities for XACDURO® (the “Services”), which were not contemplated under the Zai Agreement and are crucial for regulatory approval in the Asia-Pacific region. We determined that the Amended Zai Agreement falls within the scope of ASC 606, and that Zai Lab is a customer in this arrangement, as the Services represent an output of our ordinary activities. We also determined that the Services represent the only performance obligation and are distinct from the performance obligations under the original Zai Agreement. In addition, the costs we incur in performing the Services most accurately depict the transfer of value to Zai Lab and maximize the use of observable inputs for measuring progress, therefore, we recognize revenue from this arrangement as the costs related to Services are incurred. Under the Amended Zai Agreement, license revenue recognized for the three months ended June 30, 2025 was not material. We recognized $0.6 million in license revenue for the six months ended June 30, 2025, and $6.5 million for the three and six months ended June 30, 2024. As of June 30, 2025, there was an immaterial amount outstanding under this amendment. As of December 31, 2024, outstanding amounts of $1.6 million were included in “Accounts receivable” in our unaudited condensed consolidated balance sheets as of December 31, 2024.

In June 2024, we entered into an interim supply agreement with Zai Lab, under which Zai Lab shall purchase XACDURO® inventory (the “Supplied Inventory”) for their commercial use. We have determined that this agreement falls within the scope of ASC 606. Zai Lab is a customer and the Supplied Inventory is an output of our ordinary activities. We have also determined that the Supplied Inventory represents the only performance obligation and is distinct from the performance obligations under the Zai agreements discussed above. Furthermore, we evaluated that the performance obligation is satisfied over time and that a cost-to-cost measure of progress would be the measure of progress that most accurately depicts the transfer of value to Zai Lab and maximizes the use of observable inputs to measure progress. We recognized $1.7 million and $2.5 million in net product sales for the Supplied Inventory for the three and six months ended June 30, 2025, respectively. There were no net product sales for the Supplied Inventory recorded for the three and six months ended June 30, 2024. Amounts outstanding under this agreement of $1.4 million and $0.6 million are included in “Accounts receivable” in our unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. We have also received advance payments of $16.1 million and $5.3 million as of June 30, 2025, and December 31, 2024, respectively, from Zai Lab for additional inventory purchases. These amounts were recorded as other accrued liabilities and will be recognized as revenue when a supply agreement is finalized and performance obligation is satisfied.

We also entered into a manufacturing stage transfer agreement with Zai Lab in June 2024, which was amended in September 2024 (the “Zai Manufacturing Stage Transfer Agreement”). Pursuant to this agreement, Entasis shall provide assistance to Zai Lab for building out Zai Lab's manufacturing site for XACDURO® and be compensated for Entasis' services and associated costs. We have determined this agreement falls within the scope of ASC 606. Zai Lab is a customer and the transfer service is an output of our ordinary activities and represents our only performance obligation, which is distinct from the performance obligations under the Zai agreements. Furthermore, we have evaluated that the performance obligation is satisfied over time and that the costs we incur in performing the transfer service most accurately depicts the transfer of value to Zai Lab and maximizes the use of observable inputs for measuring progress, therefore, we recognize revenue from this arrangement as the services are provided and the costs are incurred. We recognized license revenue under the Zai Manufacturing Stage Transfer Agreement of $0.9 million for the three and six months ended June 30, 2025. No license revenue was recognized under this agreement for the three and six months ended June 30, 2024.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. We recorded immaterial reimbursements from GARDP under this agreement as a reduction to research and development expense during the periods presented.

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

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). PAION is currently a subsidiary of the Humanwell Healthcare Group. We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License are subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. Royalty revenue recognized under this agreement for the three and six months ended June 30, 2025 and 2024 was not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla supplies PAION a minimum quantity of GIAPREZA® and XERAVA® until the earlier of July 13, 2027, or until a new supply agreement is executed. During the term of the supply agreement, we are reimbursed for direct and certain indirect manufacturing costs at cost. We recognized $0.8 million and $1.4 million in cost reimbursements for the three and six months ended June 30, 2025, respectively. Cost reimbursements recognized under this agreement for the three and six months ended June 30, 2024 were not material.

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

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue from Everest recognized for the three and six months ended June 30, 2025 was $2.0 million. Royalty revenue recognized for the three and six months ended June 30, 2024 was $1.2 million and $1.8 million, respectively.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. Under the Everest Supply Agreement, we are reimbursed for direct and certain indirect manufacturing costs at 110% of cost. Revenue recognized under the Everest Supply Agreement for the three and six months ended June 30, 2025 was $0.8 million and $1.8 million, respectively. Revenue recognized under the Everest Supply Agreement for the three and six months ended June 30, 2024 was $0.8 million and $1.7 million, respectively.

In-License Agreements

Basilea

In December 2024, we entered into an exclusive distribution and license agreement with Basilea, under which we were granted exclusive marketing rights to ZEVTERA® in the U.S. The agreement will remain in effect through the expiration of ZEVTERA®’s market exclusivity in the U.S. in 2034 (the “initial term”)and is subject to automatic renewal unless terminated by either party with prior notice. We paid an upfront fee of $4.0 million, which was recognized as an intangible asset and is being amortized over the initial term of the agreement. Under the agreement, we are required to exclusively purchase ZEVTERA® (in pre-packaging and labeling form) from Basilea for the duration of the term. We are also obligated to pay Basilea tiered royalties ranging from the high-teens to mid-twenties, as well as tiered milestone payments based on annual net sales in the U.S. ZEVTERA® was commercially launched in the U.S. in July 2025, with a small amount sold in May 2025. Royalty expense incurred on the sales was immaterial during the three and six months ended June 30, 2025.

George Washington University

Pursuant to the George Washington University License (the “GW License”), GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under the GW License extends through the last-to-expire patent covering GIAPREZA®. Royalty expense incurred under the GW License for the three and six months ended June 30, 2025 were $1.1 million and $2.2 million, respectively. Royalty expense incurred for the three and six months ended June 30, 2024 were $0.7 million and $1.4 million, respectively.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. Royalty expense incurred under the Harvard License for the three and six months ended June 30, 2025 were $0.6 million and $0.7 million, respectively. Royalty expense incurred for the three and six months ended June 30, 2024 were $0.5 million and $1.2 million, respectively.

Business Transfer and Subscription Agreement with AstraZeneca

Entasis entered into a Business Transfer and Subscription Agreement with AstraZeneca, AstraZeneca UK Limited and AstraZeneca Pharmaceuticals LP (collectively, “AstraZeneca”) (the “AstraZeneca Agreement”) in 2015, which was amended and restated through 2018, pursuant to which Entasis obtained, among other things, worldwide rights to durlobactam and zoliflodacin. Under the AstraZeneca Agreement, we are obligated to pay AstraZeneca a one-time milestone payment of $5.0 million within three months of achieving a specified cumulative net sales milestone for durlobactam. We are also obligated to pay AstraZeneca a one-time milestone payment of $10.0 million within two years of achieving the first commercial sale of zoliflodacin. Additionally, we are obligated to pay AstraZeneca tiered, single-digit royalties on the annual worldwide net product sales of durlobactam and, the lesser of tiered, single-digit royalties on the worldwide annual net sales of zoliflodacin and a specified share of the royalties we receive from sublicensees of zoliflodacin. Royalties on sales of zoliflodacin do not include sales by GARDP in low-income and specified middle-income countries as discussed above. Our obligation to make these royalty payments expires on a country-by-country basis for each product upon the later of (i) the 10-year anniversary of the first commercial sale of a product in that country or (ii) the expiration date of the last patent right covering the product in that country.

The royalty expense in respect of durlobactam arising from our net product sales of XACDURO® for the three and six months ended June 30, 2025 and 2024 was not material.

5. Consolidated Entity

ISP Fund LP

In 2020 and 2021, Innoviva Strategic Partners LLC, our wholly owned subsidiary (“Strategic Partners”), contributed a total of $300.0 million to ISP Fund LP (the “Partnership”) for investing in “long” positions in the healthcare, pharmaceutical and biotechnology sectors, and became a limited partner. We consolidate ISP Fund LP under the VIE model as we have determined that ISP Fund LP is a VIE and we are the primary beneficiary of the entity. Our maximum exposure to loss is equal to the amount we invested in the entity.

ISP Fund LP is determined to be an investment company under ASC 946, Financial Services – Investment Companies, as it meets all fundamental characteristics of an investment company, and its activities are consistent with those of an investment company. Since ISP Fund LP is subject to investment company industry specific guidance, we have retained the industry-specific guidance applied by the Partnership. In addition, as our investment in the Partnership is a passive investment for the Company and is not part of our main operations, the investments are presented as part of “Equity and long-term investments” in our condensed consolidated balance sheets. In October 2024, Strategic Partners made an election to unwind its capital accounts in the Partnership in accordance with the terms of the Partnership Agreement and we expect to receive distributions of our capital accounts through April 2026. Accordingly, a portion of our investments, which consist of cash and money market funds that we expect to be distributed within 12 months from the balance sheet date, were classified as “Current portion of ISP Fund investments” in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, and the remaining equity investments managed by ISP Fund LP are expected to be distributed through April 2026. A cash distribution of $28.0 million was received in April 2025. We report in our condensed consolidated statements of income and comprehensive income any investment gains and losses by the Partnership as part of “Changes in fair value of equity and long-term investments, net”, any interest and dividend income as part of “Interest and dividend income” and any investment expenses as part of “Other expense, net”.

As of June 30, 2025, we continued to hold approximately 100% of the economic interest of the Partnership. As of June 30, 2025 and December 31, 2024, total assets of the Partnership were $147.5 million and $255.7 million, respectively, with the majority attributable to either current portion of ISP Fund investment or to equity and long-term investments. As of June 30, 2025 and December 31, 2024, total liabilities were $0.1 million and $0.2 million, respectively. The partnership’s assets can only be used to settle its own obligations.

During the three and six months ended June 30, 2025, we recorded $0.7 million and $1.5 million, respectively, in investment-related expense incurred by the Partnership, generated $1.2 million and $2.4 million, respectively, in interest income, and recorded $0.4 million in net realized and unrealized gains and $80.9 million in net realized and unrealized losses, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2024, we recorded $0.1 million and $0.3 million, respectively, of net investment-related expense incurred by the Partnership and $15.8 million and $42.0 million, respectively, of net realized and unrealized losses as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

The following is a summary of individual investments held by ISP Fund at each balance sheet date:

	June 30,	December 31,
(In thousands)	2025	2024
Common stock - Publicly traded healthcare companies
United States	$41,294	$84,039
United Kingdom	3,325	1,989
Total common stock	44,619	86,028
Preferred stock - Privately held healthcare companies
United States	2,644	53,591
Warrants - Privately held healthcare companies	—	8,507
Money market fund and cash	100,200	107,532
Total investments held by ISP Fund LP	$147,463	$255,658

6. Equity and Other Investments and Fair Value Measurements

Equity and Other Investments in Armata

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

As of June 30, 2025, Innoviva collectively owns 25,076,769 shares of Armata’s common stock, representing a 69.3% equity interest, and held 10,653,847 warrants with exercise prices ranging from $3.25 to $5.00 per share. Innoviva also held $30.1 million in principal amount of Armata’s convertible note and a total of $70.1 million in term loans.

The investments in Armata’s common stock and warrants provide Innoviva and ISO the ability to have significant influence but not control over Armata’s operations. Armata’s business and affairs are managed under the direction of its board of directors, which Innoviva and ISO do not control. Based on our evaluation, we determined that Armata is a VIE, but Innoviva and ISO are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

We account for Armata’s common stock and warrants under the equity method using the fair value option. The fair value of Armata’s common stock is measured based on its closing market price. All warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. The warrants purchased in 2020 expired during the first quarter of 2025. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies. We account for the convertible note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. We account for the term loans as trading securities, measured at fair value using an income approach based on the discounted value of expected future cash flows.

As of June 30, 2025, the fair values of our holdings of Armata common stock, warrants, the convertible note, the term loan issued in 2023, the term loan issued in 2024 and the term loan issued in March 2025 were estimated at $47.6 million, $4.2 million, $44.0 million, $31.6 million, $41.3 million and $10.5 million, respectively. As of December 31, 2024, the fair values of our holdings of Armata common stock, warrants, the convertible note, the term loan issued in 2023, and the term loan issued in 2024 were estimated at $46.4 million, $5.9 million, $42.1 million, $30.2 million and $39.3 million, respectively.

For the common stock and warrants, we recorded $13.1 million in unrealized gain and $0.4 million in unrealized loss for the three and six months ended June 30, 2025, respectively, and $60.1 million and $24.8 million in unrealized loss for the three and six months ended June 30, 2024, respectively, as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the convertible note, we recorded $6.2 million and $1.9 million in unrealized gain for the three and six months ended June 30, 2025, respectively, and $16.6 million and $4.2 million in unrealized loss for the three and six months ended June 30, 2024, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the term loan issued in July 2023, we recorded $1.1 million and $1.4 million in unrealized gain for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.0 million in unrealized gain for the three and six months ended June 30, 2024, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the term loan issued in March 2024, we recorded $1.4 million and $2.0 million in unrealized gain for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.4 million in unrealized gain for the three and six months ended June 30, 2024, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the term loan issued in March 2025, we recorded $0.4 million and $0.5 million in unrealized gain for the three and six months ended June 30, 2025, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statement of income and comprehensive income.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Revenue	$491	$966	$1,726	$2,494
Loss from operations	$(8,191)	$(10,228)	$(18,730)	$(16,806)
Net loss	$(6,531)	$(25,021)	$(3,931)	$(44,868)

Equity and Other Investments in InCarda

Since the third quarter of 2020, Innoviva TRC Holdings, LLC (“ITH”), a wholly owned subsidiary of Innoviva, has invested in the common stock, preferred stock, warrants and convertible notes of InCarda Therapeutics, Inc. (“InCarda”), a privately held biopharmaceutical company focused on developing inhaled therapies for cardiovascular diseases.

As of June 30, 2025, ITH owns 36,742,250 shares of InCarda’s common and preferred stock and 2,490,033 warrants, representing a 9.1% equity interest. ITH also invested $0.4 million and $0.5 million in the principal amounts of InCarda’s convertible notes issued in January 2024 (the “InCarda 2024 Convertible Note”) and February 2025 (the “InCarda 2025 Convertible Note”), respectively.

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

As of June 30, 2025 and December 31, 2024, we recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets $4.8 million in carrying amount of InCarda’s Series C preferred stock and $0.1 million in fair value of the InCarda warrants.

As of June 30, 2025 and December 31, 2024, we recognized as equity and long-term investments in the unaudited condensed consolidated balance sheets $2.7 million, for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative.

As of June 30, 2025, we recorded $0.9 million in fair value of the convertible notes, as equity and long-term investments in the unaudited condensed consolidated balance sheet. As of December 31, 2024, we recorded $0.4 million in fair value of convertible note as equity and long-term investments in the unaudited condensed consolidated balance sheet.

During the three and six months ended June 30, 2025 and 2024, the change to the carrying amount of our investments in InCarda was not material.

Equity and Other Investments in ImaginAb

Since March of 2021, ITH has invested $7.6 million in 8,825,301 shares of common and preferred stock, and $4.8 million in a convertible note of ImaginAb, Inc. (“ImaginAb”), a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. On January 13, 2025, ITH and ImaginAb executed an amendment to extend the maturity date of the convertible note from January 31, 2025 to May 30, 2025. As of June 30, 2025, and December 31, 2024, we held an 11.8% equity interest in ImaginAb.

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

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s preferred stock and common stock using the measurement alternative. As of June 30, 2025 and December 31, 2024, our investment in the preferred stock and common stock amounted to $7.6 million and was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. There was no change in the carrying amount of our equity investments in ImaginAb during the six months ended June 30, 2025 and 2024.

In May 2025, ImaginAb fully settled the convertible note of $4.8 million for $5.1 million, including $0.3 million in accrued interest and commitment fees. Before the repayment by ImaginAb, the convertible note was accounted for as a trading security and measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. As of December 31, 2024, we recorded $5.0 million in fair value of the ImaginAb convertible note as equity and long-term investments in the condensed consolidated balance sheet. Changes to the fair value of the ImaginAb convertible note for the three and six months ended June 30, 2025 were immaterial. During the three and six months ended June 30, 2024, we recorded $0.1 million and $0.3 million, respectively, in net unrealized gain on the ImaginAb Convertible Note as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income.

Convertible Promissory Note in Syndeio Biosciences

Syndeio Biosciences, Inc. (formerly known as Gate Neurosciences, Inc.) (“Syndeio”) is a privately held biopharmaceutical company focused on developing the next generation of targeted nervous system therapies, leveraging precision medicine approaches to develop breakthrough drugs for psychiatric and neurologic diseases. In May 2025, Gate Neurosciences, Inc. rebranded as Syndeio. From 2021 to 2024, ITH invested in Syndeio a total of $51.5 million in convertible notes (the “Syndeio 2021 Convertible Note”).

On March 3, 2025, ITH entered into a Convertible Promissory Note Purchase Agreement with Syndeio to acquire a convertible promissory note (the “Syndeio 2025 Convertible Note”) with a principal amount of $15.0 million. The Syndeio 2025 Convertible Note bears an annual interest rate of 8% and will mature on November 24, 2026. The Syndeio 2025 Convertible Note will convert into shares of series seed preferred stock of Syndeio upon a qualified initial public offering (“IPO”), or into shares of shadow preferred stock of Syndeio (“Shadow Preferred”) upon a qualified financing. Shadow Preferred means preferred stock having identical rights, preferences and restrictions as the preferred stock that would be issued in a qualified financing.

We account for both the Syndeio 2021 Convertible Note and the Syndeio 2025 Convertible Note as trading securities, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Syndeio, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised.

As of June 30, 2025, and December 31, 2024, the fair value of the Syndeio 2021 Convertible Note was estimated at $71.3 million and $50.9 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $1.4 million and $20.5 million in unrealized gain for the three and six months ended June 30, 2025, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income. We recorded $0.3 million unrealized gain and $0.3 million unrealized loss for the three and six months ended June 30, 2024, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income.

As of June 30, 2025, the fair value of the Syndeio 2025 Convertible Note was estimated at $15.6 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheet. We recorded $0.4 million and $0.6 million in unrealized gains for the three and six months ended June 30, 2025, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statement of income and comprehensive income.

Equity Investment in Nanolive

In 2022, ITH invested $10.6 million in 18,750,000 shares of the preferred stock of Nanolive SA (“Nanolive”), a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. As of June 30, 2025 and December 31, 2024, we held 13.0% of Nanolive equity ownership.

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

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of June 30, 2025 and December 31, 2024, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets and there was no change to the carrying amount of our investment.

Convertible Promissory Note in Lyndra

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

As of June 30, 2025, we recorded the Lyndra Convertible Note at $9.2 million, reflecting its original cost, as part of equity and long-term investments in the unaudited condensed consolidated balance sheet.

Reconciliation of Equity and Long-Term Investments Balances

The following table reconciles the change in balances in “Equity and Long-Term Investments” as of each balance sheet date:

(In thousands)	Amount
Equity and long-term investments as of December 31, 2023	$444,432
Purchases of trading securities	63,201
Changes in fair value, net	(59,161)
Reclassification of current portion	(107,532)
Other	724
Equity and long-term investments as of December 31, 2024	341,664
Purchases of trading securities	34,674
Proceeds from trading securities	(5,097)
Net sales and purchases of investments managed by ISP Fund	(28,025)
Changes in fair value, net	(54,019)
Reclassification of current portion	7,334
Other	753
Equity and long-term investments as of June 30, 2025	$297,284

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$383,231	$—	$—	$383,231
Total	$383,231	$—	$—	$383,231

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$289,441	$—	$—	$289,441
Total	$289,441	$—	$—	$289,441

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, all available-for-sale investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments and contingent value rights are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of June 30, 2025 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$383,231	$—	$—	$383,231
Investments held by ISP Fund LP	144,816	—	2,644	147,460
Equity investment - Armata Common Stock	47,646	—	—	47,646
Equity investment - Armata Warrants	—	4,180	—	4,180
Equity investment - InCarda Warrants	—	—	43	43
Term loan investment - Armata July 2023 Term Loan	—	—	31,564	31,564
Term loan investment - Armata March 2024 Term Loan	—	—	41,263	41,263
Term loan investment - Armata March 2025 Term Loan	—	—	10,475	10,475
Convertible debt investment - Armata Note	—	—	43,959	43,959
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - InCarda 2025 Convertible Note	—	—	474	474
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	71,342	71,342
Convertible debt investment - Syndeio 2025 Convertible Note	—	—	15,620	15,620
Convertible debt investment - Lyndra Convertible Note	—	—	9,200	9,200
Total assets measured at estimated fair value	$575,693	$4,180	$227,020	$806,893
Liabilities
Debt
2025 Notes	$—	$237,373	$—	$237,373
2028 Notes	—	265,833	—	265,833
Total fair value of debt	$—	$503,206	$—	$503,206

	Estimated Fair Value Measurements as of December 31, 2024 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$289,441	$—	$—	$289,441
Investments held by ISP Fund LP	193,560	—	62,098	255,658
Equity investment - Armata Common Stock	46,392	—	—	46,392
Equity investment - Armata Warrants	—	5,901	—	5,901
Equity investment - InCarda Warrants	—	—	59	59
Term loan investment - Armata July 2023 Term Loan	—	—	30,197	30,197
Term loan investment - Armata March 2024 Term Loan	—	—	39,275	39,275
Convertible debt investment - Armata Note	—	—	42,095	42,095
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - ImaginAb Note	—	—	4,950	4,950
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	50,881	50,881
Total assets measured at estimated fair value	$529,393	$5,901	$229,991	$765,285
Liabilities
Debt
2025 Notes	$—	$222,353	$—	$222,353
2028 Notes	—	251,213	—	251,213
Total fair value of debt	$—	$473,566	$—	$473,566

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

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. We recognized goodwill of $11.5 million and $6.4 million from our acquisitions of Entasis and La Jolla, respectively, in 2022. The carrying amount of goodwill as of June 30, 2025 and December 31, 2024 was $17.9 million. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$223,700	$(58,827)	$164,873
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(7,462)	27,938
Total		$261,700	$(66,289)	$195,411

	December 31, 2024
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$223,700	$(47,559)	$176,141
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(5,708)	29,692
Total		$261,700	$(53,267)	$208,433

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

We recognized amortization expense of $6.5 million and $13.0 million for the three and six months ended June 30, 2025, respectively. We recognized amortization expense of $6.4 million and $12.9 million for the three and six months ended June 30, 2024, respectively. Future amortization expense is expected to be $13.2 million for the remainder of 2025, $26.3 million for each of the years from 2026 to 2029 and $74.3 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Raw materials	$10,547	$11,113
Work-in-process	34,154	20,529
Finished goods	4,295	2,083
Total inventory	$48,996	$33,725

As of June 30, 2025 and December 31, 2024, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $8.5 million and $9.2 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $0.4 million and $0.6 million for the three and six months ended June 30, 2025, respectively. The fair value adjustments recorded as part of cost of products sold amounted to $3.5 million and $10.3 million for the three and six months ended June 30, 2024, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accrued contract manufacturing expenses	$560	$1,071
Accrued clinical and research expenses	275	611
Accrued professional services	5,279	8,682
Current portion of lease liabilities	983	1,572
Royalty obligation payable	3,112	2,951
Current portion of deferred royalty obligations	7,398	6,438
Accrued license fees and royalties	1,990	1,727
Other(1)	18,388	6,947
Total other accrued liabilities	$37,985	$29,999

(1) Amount as of June 30, 2025 and December 31, 2024 includes $16.1 million and $5.3 million advance payments received from our partner for inventory supply as discussed in Note 4, “License and Collaboration Arrangements”.

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Long-term portion of deferred royalty obligation	$59,021	$63,096
Long-term portion of lease liabilities	1,000	1,179
Total other long-term liabilities	$60,021	$64,275

9. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Selling, general and administrative	$2,298	$1,567	$4,326	$2,925
Research and development	124	76	243	173
Total	$2,422	$1,643	$4,569	$3,098

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.1% - 4.2%	4.3% - 4.6%	4.1% - 4.4%	4.1% - 4.6%
Expected term (in years)	5.50 - 6.11	5.07 - 6.13	5.50 - 6.14	5.07 - 6.15
Volatility	34.0% - 34.1%	36.0%	34.0% - 34.9%	36.0% - 36.8%
Dividend yield	—%	—%	—%	—%

Weighted-average estimated fair value of stock options granted	$7.22 - $7.68	$6.21 - $6.71	$7.17 - $7.92	$4.97 - $6.93

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

11. Debt

Our debt consists of the following:

	June 30,	December 31,
(In thousands)	2025	2024
2025 Notes	$192,000	$192,500
2028 Notes	261,000	261,000
Total debt	453,000	453,500
Less: Unamortized debt discount and issuance costs	(4,078)	(5,156)
Total debt, net	448,922	448,344
Less: Current portion of long-term debt, net	(191,903)	(192,028)
Total long-term debt, net	$257,019	$256,316

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

The initial conversion rate for the 2025 Notes is 57.9240 shares of our common stock per $1,000 principal amount of the 2025 Notes (which is equivalent to an initial conversion price of approximately $17.26 per share). The conversion rate is subject to customary anti-dilution adjustments in certain circumstances. The 2025 Notes will mature on August 15, 2025, unless repurchased or converted in accordance with their terms prior to such date. Prior to February 15, 2025, the 2025 Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, as described below. On or after February 15, 2025, holders of the 2025 Notes may convert their 2025 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Notes. In the event of default or a fundamental change (as defined in the indenture), holders of the 2025 Notes may require us to repurchase all or a portion of their 2025 Notes at price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest.

In June 2025, we elected to settle the 2025 Notes in shares. Holders may convert their 2025 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. During June 2025, $0.5 million of the principal amount was converted into 28,962 shares of our common stock. As of June 30, 2025, the outstanding principal amount was $192.0 million. As a result of the conversion, the annual effective interest rate has been adjusted to 2.90%.

Our outstanding 2025 Notes balances consisted of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Principal	$192,000	$192,500
Debt discount and issuance costs, net	(97)	(472)
Net carrying amount	$191,903	$192,028

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Contractual interest expense	$1,199	$1,203	$2,402	$2,406
Amortization of debt issuance costs	188	183	375	364
Total interest and amortization expense	$1,387	$1,386	$2,777	$2,770

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Principal	$261,000	$261,000
Debt issuance costs, net	(3,981)	(4,684)
Net carrying amount	$257,019	$256,316

The following table sets forth total interest expense recognized related to the 2028 Notes for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Contractual interest expense	$1,387	$1,387	$2,773	$2,773
Amortization of debt issuance costs	349	339	703	684
Total interest and amortization expense	$1,736	$1,726	$3,476	$3,457

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of June 30, 2025 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2025	$192,000
2026	—
2027	—
2028	261,000
Total	$453,000

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

For the three and six months ended June 30, 2025, we recognized interest expense of $1.5 million and $3.1 million, respectively. For the three and six months ended June 30, 2024, we recognized interest expense of $2.7 million and $5.5 million, respectively.

The carrying value of the deferred royalty obligation as of June 30, 2025 and December 31, 2024 was $66.4 million and $69.5 million, respectively (refer to Note 8, “Balance Sheet Components”). During the six months ended June 30, 2025 and 2024, we made royalty payments to HCR of $6.1 million and $4.1 million, respectively. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of June 30, 2025 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. The annual effective interest rate of the deferred royalty obligation for the current period is 9.41%.

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of June 30, 2025, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid $33.3 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is immaterial and, therefore, not recognized as of June 30, 2025 and December 31, 2024. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the unaudited condensed consolidated statements of income and comprehensive income.

12. Commitments and Contingencies

Operating Lease

We have operating leases for our corporate headquarters, office spaces and laboratory facilities.

The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Straight line operating lease costs	$302	$279	$604	$596
Variable lease costs	3	8	5	12
Total lease costs	$305	$287	$609	$608

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$849	$673
Operating lease right-of-use asset obtained in exchange for operating lease obligations	$—	$1,156

As of June 30, 2025, our operating leases have weighted-average remaining term of approximately 2.5 years and the weighted average discount rate on our operating lease liabilities was 7.0%.

Future minimum payments on our operating leases as of June 30, 2025 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2025	$855
2026	435
2027	455
2028	326
2029	83
Total undiscounted lease payments	2,154
Less: imputed interest	(171)
Total operating lease liabilities	$1,983

Purchase Commitments

In April 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of June 30, 2025, we have approximately $6.5 million, $7.3 million and $5.9 million in outstanding purchase commitments under the agreement for the remainder of 2025 and for the years 2026 and 2027, respectively.

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

Indemnification and Other Contingencies

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our unaudited condensed consolidated financial statements. We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and, as of June 30, 2025, we have not accrued any material liabilities in the unaudited condensed consolidated financial statements as a result of these provisions.

13. Income Taxes

We recorded income tax expense of $8.9 million and $16.9 million for the three and six months ended June 30, 2025, respectively, compared to an income tax benefit of $4.6 million for the three months ended June 30, 2024 and an income tax expense of $4.0 million for the six months ended June 30, 2024. The Company’s effective income tax rate for the six months ended June 30, 2025 was 49.7% compared to 68.4% for the same period in 2024. The income tax expense for the six months ended June 30, 2025 and 2024 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the six months ended June 30, 2025 was higher than the expense computed at the U.S. federal statutory income tax rate due primarily to valuation allowance against unrealized investment losses, state income taxes and nondeductible expenses, partially offset by foreign-derived intangible income tax deduction and research and development credits.

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

Our revenues are generated primarily from our collaborative arrangements and royalty payments from GSK, located in Great Britain. We also generate revenue from net product sales of GIAPREZA®, XERAVA®, XACDURO®, and ZEVTERA®, as well as license and other revenues. Refer to Note 3, “Revenue Recognition”, for more information on our revenues for the periods presented.

Our long-term assets are located within the United States. The CODM does not review assets at a different level or category than the amounts disclosed in the consolidated balance sheets.

The table below presents the financial information used by the CODM to assess performance, which reconciles to the consolidated net income (loss):

	Three months ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Total revenue	$100,283	$99,898	$188,915	$177,397
Less:
Cost of products sold	10,590	8,472	19,432	19,443
Amortization of acquired intangible assets	6,547	6,440	13,022	12,880
Selling and marketing	8,147	7,921	16,218	17,184
General and administrative	18,265	19,819	37,685	40,961
Research and development - External services and expenses	6,782	630	9,833	2,280
Research and development - Internal expenses	1,201	1,930	2,546	4,158
Changes in fair values of equity method investments, net	(13,082)	60,108	467	24,766
Changes in fair values of equity and long-term investments, net	(11,280)	30,556	54,019	43,891
Interest and dividend income	(4,925)	(3,474)	(9,463)	(7,873)
Interest expense	4,663	5,802	9,374	11,653
Other expense, net	777	973	1,773	2,209
Income tax expense (benefit), net	8,910	(4,594)	16,905	3,998
Consolidated net income (loss)	$63,688	$(34,685)	$17,104	$1,847

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

Our commercial and marketed products also include GIAPREZA® (angiotensin II) approved to increase blood pressure in adults with septic or other distributive shock, XERAVA® (eravacycline) approved for the treatment of complicated intra-abdominal infections in adults, and XACDURO® (formerly known as sulbactam-durlobactam or SUL-DUR) approved for the treatment of hospital-acquired and ventilator-associated pneumonias caused by Acinetobacter in adults. In addition, ZEVTERA® (ceftobiprole), an advanced-generation cephalosporin antibiotic, is exclusively commercialized by us in the U.S. under a distribution and license agreement with Basilea Pharmaceutica Ltd., (“Basilea”), which we entered into in December 2024. We continue to advance our pipeline, zoliflodacin, a potentially first-in-class, single-dose oral treatment for uncomplicated gonorrhea. In June 2025, the U.S. Food and Drug Administration (“FDA”) accepted the new drug application (“NDA”) for zoliflodacin, which has received Qualified Infectious Disease Product designation (“QIDP”), granting it priority review and the potential for extended market exclusivity. We have established a wholly owned critical care and infectious disease operating platform, anchored by four differentiated commercial products and supported by a promising late-stage development asset.

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

Second Quarter 2025 and Recent Highlights:

Financial Highlights

•
Royalty revenue: Second quarter 2025 gross royalty revenue from GSK was $67.3 million, compared to $67.2 million for the second quarter 2024.
•
Net product sales: Second quarter 2025 net product sales totaled $35.5 million, consisting of $29.0 million in U.S. net product sales and $6.5 million in ex-U.S. net product sales, compared to $21.7 million in net product sales for the second quarter 2024. U.S. net product sales included $17.0 million from GIAPREZA®, $8.5 million from XACDURO®, $3.1 million from XERAVA®, and $0.3 million from ZEVTERA®, representing a 54% increase compared to total U.S. net product sales of $18.8 million in the second quarter 2024.
•
Income from operations: Second quarter 2025 income from operations was $48.8 million, a decrease of 11% from $54.7 million in the second quarter 2024, primarily due to a non-recurring milestone payment and cost-sharing reimbursement from our partner in 2024, as well as increased research and development costs for zoliflodacin in preparation for potential FDA approval in 2025.
•
Equity and long-term investments: Second quarter 2025 net favorable changes in fair values of equity and long-term investments totaled $24.4 million, compared to unfavorable changes of $90.7 million in the second quarter 2024, were primarily due to share price appreciation of Armata and other equity investments.
•
Net income: Second quarter 2025 net income was $63.7 million, or $1.01 basic per share, compared to a net loss of $34.7 million, or ($0.55) basic per share, for the second quarter 2024.
•
Cash and cash equivalents: Totaled $397.5 million. Royalty and net product sales receivables totaled $88.3 million as of June 30, 2025.

Key Business and R&D Highlights

•
ZEVTERA® (ceftibiprole): an advanced-generation cephalosporin antibiotic approved in the U.S. for three specific indications – Staphylococcus aureus bloodstream infections (bacteremia) (SAB) in adults, including right-sided infective endocarditis, acute bacterial skin and skin structure infections (ABSSSI) in adults, and community-acquired bacterial pneumonia (CABP) in adults and pediatric patients (3 months to less than 18 years old).
o
IST commercially launched ZEVTERA® in the U.S. in July 2025.
•
Zoliflodacin: an investigational, first-in-class, single oral dose, spiropyrimidinetrione antibiotic for the treatment of uncomplicated gonorrhea in adults and pediatric patients 12 years and older. It is being developed in partnership with The Global Antibiotic Research & Development Partnership (“GARDP”).
o
In June 2025, the FDA accepted the zoliflodacin NDA, granted Priority Review and assigned a PDUFA target action date of December 15, 2025.
o
Subsequent to the NDA acceptance, the FDA indicated in its Day-74 letter that it did not plan to hold an Advisory Committee meeting to discuss the zoliflodacin NDA.
•
Update on Strategic Healthcare Assets

o
Innoviva’s portfolio of strategic assets held through the Company’s various subsidiaries was valued at $449.3 million as of June 30, 2025.

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

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Royalties - RELVAR/BREO	$54,737	$53,980	$757	1%	$105,627	$106,118	$(491)	—%
Royalties - ANORO	12,599	13,218	(619)	(5)%	22,972	22,951	21	—%
Total royalties	67,336	67,198	138	—%	128,599	129,069	(470)	—%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*	(6,912)	(6,912)	—	*
Total royalty revenue, net	$63,880	$63,742	$138	—%	$121,687	$122,157	$(470)	—%

*Not Meaningful

Total royalty revenue, net, remained relatively consistent for the three and six months ended June 30, 2025, compared to the same periods a year ago.

Net Product Sales

Total product sales, net, as compared to prior year period, were as follows:

	Three Months Ended June 30,			Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024		$	%	2025	2024	$	%
U.S.
GIAPREZA®	$16,988	$12,511		$4,477	36%	$34,367	$24,460	$9,907	41%
XACDURO®	8,507	2,344		6,163	263%	14,322	4,499	9,823	218%
XERAVA®	3,129	3,965		(836)	(21)%	6,363	7,251	(888)	(12)%
ZEVTERA®	339	—		339	*	339	—	339	*
Total U.S.	28,963	18,820	—	10,143	54%	55,391	36,210	19,181	53%
Rest of the world
GIAPREZA®	341	598		(257)	(43)%	1,235	730	505	69%
XACDURO®	2,224	—		2,224	*	4,192	80	4,112	*
XERAVA®	3,965	2,233		1,732	78%	4,954	3,715	1,239	33%
Total rest of the world	6,530	2,831		3,699	131%	10,381	4,525	5,856	129%
Total net product sales	$35,493	$21,651		$13,842	64%	$65,772	$40,735	$25,037	61%

*Not Meaningful

Our net product sales increased during the periods presented, driven by higher sales volume resulting from our strategic commercialization efforts and dedication to delivering our critical care products to healthcare systems.

License Revenue

License revenue for the three and six months ended June 30, 2025, which was derived primarily from the Amended Zai Agreement and Zai Manufacturing Stage Transfer Agreement, totaled $0.9 million and $1.5 million, respectively. In the second quarter of 2024, we recognized $8.0 million in license revenue upon the achievement of a regulatory milestone in China under our license agreement with Zai Lab, and $6.5 million in license revenue under the Amended Zai Agreement.

Cost of Products Sold

Cost of products sold, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Cost of products sold	$10,590	$8,472	$2,118	25%	$19,432	$19,443	$(11)	—%

Our inventory includes net fair value adjustments resulting from the acquisition of La Jolla, which are being amortized and recognized as cost of products sold when sales occur. The fair value adjustments recorded as part of cost of products sold amounted to $0.4 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $3.5 million and $10.3 million for the three and six months ended June 30, 2024, respectively.

Excluding the impact of the amortized fair value adjustments, our cost of products sold increased during the three and six months ended June 30, 2025 compared to the same periods in 2024 as a result of higher sales volume. As of June 30, 2025, our total inventory included the remaining net fair value adjustments resulting from the acquisition of La Jolla of approximately $8.5 million, which will be recognized as cost of products sold when sales occur in future periods.

Research and Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Compensation and related personnel costs	$1,179	$1,533	$(354)	(23)%	$2,483	$3,093	$(610)	(20)%
External services and expenses	6,782	630	6,152	*	9,833	2,280	7,553	331%
Facilities related	(28)	217	(245)	(113)%	(20)	654	(674)	(103)%
Other	50	180	(130)	(72)%	83	411	(328)	(80)%
Total research and development expense	$7,983	$2,560	$5,423	212%	$12,379	$6,438	$5,941	92%

*Not Meaningful

Research and development expenses for the three and six months ended June 30, 2025, which consisted primarily of the continued advancement of our product candidate, zoliflodacin, were $8.0 million and $12.4 million, respectively. Research and development expenses for the three and six months ended June 30, 2024, which were mainly attributable to post-marketing commitments required by the FDA and ongoing product developments, were $2.6 million and $6.4 million, respectively.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Selling, general and administrative	$26,412	$27,740	$(1,328)	(5)%	$53,903	$58,145	$(4,242)	(7)%

Our selling, general and administrative expenses are primarily incurred as a result of our ongoing efforts to promote our marketed critical care products and drive revenue, maintain regulatory compliance, and support essential administrative functions for general operations. Selling, general and administrative expenses decreased for the three and six months ended June 30, 2025, compared to the corresponding periods in 2024, during which incremental efforts and expenditures were associated with the commercial launch of XACDURO®.

Interest and Dividend Income and Other Expense, Net

Interest and dividend income and other expense, net, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Interest and dividend income	$4,925	$3,474	$1,451	42%	$9,463	$7,873	$1,590	20%
Other expense, net	$(777)	$(973)	$196	(20)%	$(1,773)	$(2,209)	$436	(20)%

Interest and dividend income increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, due to higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, was primarily expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Interest expense	$(4,663)	$(5,802)	$1,139	(20)%	$(9,374)	$(11,653)	$2,279	(20)%

Our interest expense for the three and six months ended June 30, 2025 and 2024 comprised mainly of the contractual interest expense and the amortization of debt issuance costs for our 2025 Notes and 2028 Notes, as well as effective interest expense on our deferred royalty obligation related to GIAPREZA®. The decrease for the three and six months ended June 30, 2025, compared to the same period in 2024, was mainly due to lower interest expense on our deferred royalty obligation as a result of higher sales performance of GIAPREZA®.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Changes in fair values of equity method investments, net	$13,082	$(60,108)	$73,190	(122)%	$(467)	$(24,766)	$24,299	(98)%
Changes in fair values of equity and long-term investments, net	$11,280	$(30,556)	$41,836	(137)%	$(54,019)	$(43,891)	$(10,128)	23%

The changes in fair values of equity method investments for the three and six months ended June 30, 2025 were driven by fluctuations in Armata's stock price between the reporting periods. We recorded $13.1 million in unrealized gain and $0.5 million in unrealized loss for the three and six months ended June 30, 2025, respectively, compared to $60.1 million and $24.8 million in unrealized loss for the three and six months ended June 30, 2024, respectively.

The changes in fair values of other equity and long-term investments primarily reflected the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Gate, ImaginAb, Lyndra and those investments managed by ISP Fund LP. We recorded $0.3 million in net positive changes and $83.4 million in net negative changes in fair values of equity and long-term investments related to the investments managed by ISP Fund LP for the three and six months ended June 30, 2025, respectively. We also recorded $9.0 million and $5.7 million net positive changes in fair values of equity and long-term investments for the three and six months ended June 30, 2025, respectively, related to other long-term investments we made in Armata, and net positive changes in fair value of our investments in Syndeio of $1.8 million and $21.1 million for the three and six months ended June 30, 2025, respectively.

Provision for Income Taxes

We recorded income tax expense of $8.9 million and $16.9 million for the three and six months ended June 30, 2025, respectively, compared to an income tax benefit of $4.6 million and an income tax expense of $4.0 million for the three and six months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 and 2024 was 49.7% and 68.4%, respectively.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaboration arrangement. For the six months ended June 30, 2025, we generated gross royalty revenues from GSK of $128.6 million, net product sales of $65.8 million and license revenue of $1.5 million. Net cash and cash equivalents totaled $397.5 million, royalties receivable from GSK totaled $67.3 million and accounts receivable associated with our product sales and license revenue totaled $20.9 million as of June 30, 2025.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024	Change
Net cash provided by operating activities	$92,690	$80,765	$11,925
Net cash used in investing activities	$(1,552)	$(43,038)	$41,486
Net cash provided by (used in) financing activities	$1,430	$(14,237)	$15,667

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $92.7 million, consisting primarily of our net income of $17.1 million, adjusted for net non-cash items, which included $54.5 million in changes in fair value of our investments, $13.0 million of amortization of acquired intangible assets, $7.0 million of amortization of capitalized fees and depreciation of property and equipment, $4.6 million of stock-based compensation and $1.1 million in amortization of debt discount and issuance costs, partially offset by $4.7 million in net changes in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 of $1.6 million primarily consisted of $34.7 million in purchases of trading securities, partially offset by $28.0 million in sales of equity investments and net purchases and sales of other investments managed by ISP Fund LP and $5.1 million in proceeds from trading securities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 of $1.4 million was primarily due to net proceeds from issuances of common stock, partially offset by the repurchase of shares to satisfy tax withholding.

Net cash used in financing activities for the six months ended June 30, 2024 of $14.2 million was primarily due to $14.8 million for the repurchase of common stock under our stock repurchase program which concluded in April 2024.

Contractual Obligations

As of June 30, 2025, our notes payable obligation included $192.0 million related to our 2025 Notes and $261.0 million related to our 2028 Notes, which are due in 2025 and 2028, respectively. Under the terms of the 2025 Notes and 2028 Notes, we make interest payments of 2.5% and 2.125%, respectively, of outstanding principal. Refer to Note 11, “Debt” to the Condensed Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases amounting to $2.2 million, with approximately $0.9 million payable through December 31, 2025, and approximately $1.3 million payable through 2029. Refer to Note 12, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for more information.

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

We also entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of June 30, 2025, we have approximately $19.7 million in outstanding purchase commitments under the agreement.

We also enter into other agreements in the normal course of business with vendors for commercial, manufacturing, clinical trials and preclinical studies, and other services and products for operating purposes.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2025, our debt bears fixed interest rates and we had no outstanding debt with variable interest rate. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2025, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures, as defined under SEC rules, are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified by the Commission’s rules and forms. Additionally, they ensure that information required to be disclosed by the issuer is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, to enable timely decision regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025, as such terms are defined in Item 408(a) of Regulation S-K.

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

Innoviva, Inc.

Date: August 6, 2025	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	/s/ Stephen Basso
Stephen Basso
Chief Financial Officer
(Principal Financial Officer)