Form 10-Q
period 2025-09-30
Innoviva, Inc.
filed 2025-11-05
CIK 1080014

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of registrant’s common stock outstanding on October 31, 2025 was 74,769,062.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$476,513	$304,964
Accounts receivable	30,167	20,392
Receivables from collaboration arrangement	63,352	65,974
Inventory	38,363	33,725
Prepaid expenses	19,415	21,063
Current portion of ISP Fund investments (Note 5)	56,589	107,532
Other current assets	171	656
Total current assets	684,570	554,306
Property and equipment, net	1,529	514
Equity method investments	82,577	52,293
Equity and long-term investments	343,794	341,664
Capitalized fees paid, net	59,593	69,961
Right-of-use assets	1,402	2,453
Goodwill	17,905	17,905
Intangible assets	188,793	208,433
Deferred tax assets, net	7,982	12,054
Other assets	40,961	41,477
Total assets	$1,429,106	$1,301,060

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,243	$2,132
Accrued personnel-related expenses	6,819	7,376
Accrued interest payable	231	3,422
Deferred revenue	13,571	1,126
Convertible subordinated notes due 2025, net of issuance costs	—	192,028
Other accrued liabilities	21,607	29,999
Total current liabilities	48,471	236,083
Long-term debt, net of discount and issuance costs	257,377	256,316
Other long-term liabilities	57,431	64,275
Income tax payable, long-term	55,876	53,227
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 74,769 and 62,665 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	748	627
Additional paid-in capital	903,988	692,329
Retained earnings (accumulated deficit)	105,215	(1,797)
Total stockholders’ equity	1,009,951	691,159
Total liabilities and stockholders’ equity	$1,429,106	$1,301,060

*Condensed consolidated balance sheet has been derived from audited consolidated financial statements as of December 31, 2024.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended September 30, 2025 and 2024, and $10,368 in the nine months ended September 30, 2025 and 2024	$59,896	$57,056	$181,583	$179,213
Net product sales	47,294	27,822	113,066	68,557
License and other revenue	610	4,630	2,066	19,135
Total revenue	107,800	89,508	296,715	266,905
Cost of products sold (inclusive of amortization of inventory fair value adjustments)	25,643	9,990	45,075	29,433
Amortization of acquired intangible assets	6,618	6,511	19,640	19,391
Gross profit	75,539	73,007	232,000	218,081
Operating expenses:
Selling, general and administrative	27,291	26,219	81,194	84,364
Research and development	13,670	3,551	26,049	9,989
Total operating expenses	40,961	29,770	107,243	94,353
Income from operations	34,578	43,237	124,757	123,728
Changes in fair values of equity method investments, net	30,751	(18,231)	30,284	(42,997)
Changes in fair values of equity and long-term investments, net	31,510	(16,936)	(22,509)	(60,827)
Interest and dividend income	5,472	5,500	14,935	13,373
Interest expense	(4,015)	(5,807)	(13,389)	(17,460)
Other expense, net	(479)	(914)	(2,252)	(3,123)
Income before income taxes	97,817	6,849	131,826	12,694
Income tax expense, net	(7,909)	(5,636)	(24,814)	(9,634)
Net income and comprehensive income	$89,908	$1,213	$107,012	$3,060
Net income per share:
Basic	$1.30	$0.02	$1.65	$0.05
Diluted	$1.08	$0.02	$1.35	$0.05
Shares used to compute net income per share:
Basic	69,058	62,569	64,901	62,759
Diluted	84,964	62,951	84,576	63,020

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2025
				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2025	62,665	$627	$692,329	$(1,797)	$691,159
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	106	1	182	—	183
Stock-based compensation	—	—	2,147	—	2,147
Net loss	—	—	—	(46,584)	(46,584)
Balance as of March 31, 2025	62,771	628	694,658	(48,381)	646,905
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	211	2	1,245	—	1,247
Accrued excise tax on common stock repurchase applied against tax liability	—	—	59	—	59
Stock-based compensation	—	—	2,422	—	2,422
Conversion of 2025 Notes to common stock	29	—	500	—	500
Net income	—	—	—	63,688	63,688
Balance as of June 30, 2025	63,011	630	698,884	15,307	714,821
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	47	1	168	—	169
Stock-based compensation	—	—	2,380	—	2,380
Conversion of 2025 Notes to common stock	11,120	111	191,864	—	191,975
Exercise of warrants	591	6	10,692	—	10,698
Net income	—	—	—	89,908	89,908
Balance as of September 30, 2025	74,769	$748	$903,988	$105,215	$1,009,951

	Nine Months Ended September 30, 2024
			Additional	Retained Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
Balance as of January 1, 2024	63,307	$633	$1,093,340	$(25,189)	32,005	$(393,829)	$674,955
Issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	124	1	403	—	—	—	404
Repurchase of common stock	(634)	(6)	(9,659)	—	—	—	(9,665)
Stock-based compensation	—	—	1,455	—	—	—	1,455
Net income	—	—	—	36,532	—	—	36,532
Balance as of March 31, 2024	62,797	628	1,085,539	11,343	32,005	(393,829)	703,681
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	118	1	135	—	—	—	136
Repurchase of common stock	(353)	(3)	(5,257)	—	—	—	(5,260)
Retirement of treasury stock	—	—	(393,829)	—	(32,005)	393,829	—
Stock-based compensation	—	—	1,643	—	—	—	1,643
Net loss	—	—	—	(34,685)	—	—	(34,685)
Balance as of June 30, 2024	62,562	626	688,231	(23,342)	—	—	665,515
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	39	—	211	—	—	—	211
Stock-based compensation	—	—	1,603	—	—	—	1,603
Net income	—	—	—	1,213	—	—	1,213
Balance as of September 30, 2024	62,601	$626	$690,045	$(22,129)	—	$—	$668,542

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$107,012	$3,060
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,072	(15,438)
Amortization of capitalized fees and depreciation of property and equipment	10,464	10,466
Amortization of acquired intangible assets	19,640	19,391
Inventory fair value step-up adjustment included in cost of products sold	4,109	12,101
Stock-based compensation	6,949	4,701
Amortization of debt discount and issuance costs	1,533	1,581
Changes in fair values of equity method investments, net	(30,284)	42,997
Changes in fair values of equity and long-term investments, net	22,509	60,827
Acquired in-process research and development assets	9,368	—
Other non-cash items	402	(324)
Changes in operating assets and liabilities:
Accounts receivable	(9,775)	(16,092)
Receivables from collaboration arrangement	2,622	9,109
Inventory	(10,299)	(5,600)
Prepaid expenses	1,648	8,980
Other assets	1,001	594
Accounts payable	4,111	(2,547)
Accrued personnel-related expenses and other accrued liabilities	(14,568)	(3,977)
Accrued interest payable	(3,191)	(2,589)
Income tax payable	2,649	2,771
Deferred revenue	12,445	(560)
Net cash provided by operating activities	142,417	129,451
Cash flows from investing activities
Purchases of trading securities	(49,674)	(48,136)
Proceeds from trading securities	5,097	—
Purchases of equity investments managed by ISP Fund LP	—	(32,270)
Sales of equity investments managed by ISP Fund LP	19,939	52,831
Purchases and sales of other investments managed by ISP Fund LP, net	51,987	(20,561)
Purchases of property and equipment	(1,121)	(270)
Cash paid for in-process research and development assets acquired	(9,368)	—
Sale of property and equipment	—	98
Net cash provided by (used in) investing activities	16,860	(48,308)
Cash flows from financing activities
Repurchase of common stock	—	(14,777)
Repurchase of shares to satisfy tax withholding	(116)	(123)
Proceeds from issuances of common stock, net	1,715	874
Proceeds from exercise of warrants	10,698	—
Payment for repurchase of convertible subordinated notes due 2025	(25)	—
Net cash provided by (used in) financing activities	12,272	(14,026)
Net increase in cash and cash equivalents	171,549	67,117
Cash and cash equivalents at beginning of period	304,964	193,513
Cash and cash equivalents at end of period	$476,513	$260,630

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,353	$10,359
Cash paid for income taxes	$13,071	$11,793
Supplemental Disclosure of Non-cash Investing and Financing Activities:
2025 Notes converted to common stock	$192,475	$—
Accrued interest income converted to long-term investments	$—	$2,090

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

Currently, we derive the majority of our revenues from GSK. Our near-term success depends in large part upon the performance by GSK of its commercial obligations under the GSK Agreements and the commercial success of RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. If GSK does not devote sufficient resources to the commercialization of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, our business would be materially harmed. GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Our quarterly royalty revenues may fluctuate due to a variety of factors, many of which are outside of our control. Our royalty revenues under the GSK Agreements may not meet our analysts’ or investors’ expectations due to a number of important factors.

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

Three of our customers each account for 21%, 20% and 19%, respectively, of our net product sales for the three months ended September 30, 2025, and 24%, 24% and 22%, respectively for the nine months ended September 30, 2025. These same customers account for 15%, 26% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of September 30, 2025.

Three of our customers each account for 27%, 21% and 20%, respectively, of our net product sales for the three months ended September 30, 2024, and 31%, 23% and 23% for the nine months ended September 30, 2024. These same customers account for 31%, 18% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our condensed consolidated balance sheet as of December 31, 2024.

Refer to Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Segment Reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available and are evaluated regularly by the chief operating decision maker (“CODM”) in making decisions about resource allocation and assessing performance. Refer to Note 15, “Segment Reporting”, for more information.

Variable Interest Entities

The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. When we obtain a variable interest in another entity, we assess at the inception of the relationship and upon occurrence of certain significant events whether the entity is a VIE and, if so, whether we are the primary beneficiary of the VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Asset Acquisitions

We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes direct transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost of the acquisition is allocated to the assets acquired on the basis of their relative fair values. The cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to research and development expense at the acquisition date.

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

We also invest in ISP Fund LP, whose investments consist of money market funds, trading securities, and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered into in December 2020, we became a limited partner of the partnership. In October 2024, we elected to unwind our capital accounts in the partnership in accordance with the terms of the Partnership Agreement and expect to receive distributions through April 2026. Accordingly, the portion of the cash balance and money market funds expected to be distributed within 12 months from the balance sheet date has been classified as “Current portion of ISP Fund investments,” while the remaining equity investments have been classified as long-term investments in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Current Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses by assuming current conditions remain unchanged over the life of the asset. We are currently evaluating the potential impact that ASU 2025-05 may have on our estimation methodologies.

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

The following table shows the computation of basic and diluted net income per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2025	2024	2025	2024
Numerator:
Net income, basic	$89,908	$1,213	$107,012	$3,060
Add: interest expense on 2025 Notes, net of tax effect	566	—	2,820	—
Add: interest expense on 2028 Notes, net of tax effect	1,416	—	4,238	—
Net income, diluted	$91,890	$1,213	$114,070	$3,060
Denominator:
Weighted-average shares used to compute basic net income per share	69,058	62,569	64,901	62,759
Dilutive effect of 2025 Notes	5,467	—	9,235	—
Dilutive effect of 2028 Notes	9,955	—	9,955	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	462	372	464	261
Dilutive effect of outstanding warrant	22	10	21	—
Weighted-average shares used to compute diluted net income per share	84,964	62,951	84,576	63,020
Net income per share
Basic	$1.30	$0.02	$1.65	$0.05
Diluted	$1.08	$0.02	$1.35	$0.05

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,520	1,111	1,482	1,434
Outstanding stock warrant	—	—	—	591
Outstanding 2025 Notes	—	11,150	—	11,150
Outstanding 2028 Notes	—	9,955	—	9,955
Total	1,520	22,216	1,482	23,130

3. Revenue Recognition

Net Revenue from Collaboration Arrangement

Net revenue recognized under our GSK Agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Royalties - RELVAR/BREO	$51,508	$48,199	$157,135	$154,317
Royalties - ANORO	11,844	12,313	34,816	35,264
Total royalties	63,352	60,512	191,951	189,581
Less: amortization of capitalized fees paid	(3,456)	(3,456)	(10,368)	(10,368)
Total net royalty revenue	$59,896	$57,056	$181,583	$179,213

Net Product Sales

Total net product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
GIAPREZA®	$18,459	$13,775	$54,061	$38,965
XACDURO®	23,813	9,783	42,327	14,362
XERAVA®	4,909	4,264	16,226	15,230
ZEVTERA®	113	—	452	—
Total net product sales	$47,294	$27,822	$113,066	$68,557

We derived our net product sales from customers located in the U.S. and the rest of world as follows:

•
approximately 63% and 37%, respectively, for the three months ended September 30, 2025, and 75% and 25%, respectively, for the nine months ended September 30, 2025.
•
approximately 71% and 29%, respectively, for the three months ended September 30, 2024, and 82% and 18%, respectively, for the nine months ended September 30, 2024.

License Revenue

Refer to the out-license agreements with Zai Lab in Note 4, “License and Collaboration Arrangements”.

4. License and Collaboration Arrangements

Out-License Agreements

Zai Lab

Entasis entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd. (“Zai Lab”) (Nasdaq: ZLAB), pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR, in the Asia-Pacific region (“the Zai Agreement”). Under the terms of the Zai Agreement, Zai Lab shall fund most of the registrational clinical trial costs in China for SUL-DUR, with the exception of Phase 3 patient drug supply of licensed products. Zai Lab shall conduct development activities and plan and obtain regulatory approval in a specified number of countries in the Asia-Pacific region beyond China after receipt of regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia-Pacific region and shall commercialize licensed products for which it has obtained regulatory approval. We are obligated to supply Zai Lab with the licensed products for clinical development and for commercial use for a certain period unless Zai Lab notifies otherwise. Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement.

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab shall pay us a tiered royalty equal to from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the three and nine months ended September 30, 2025 and 2024 were not material. SUL-DUR was approved by China’s National Medical Products Administration in May 2024 and was launched by Zai Lab in mainland China in January 2025. Royalties under this arrangement based on the product sales were $0.4 million and $1.5 million for the three and nine months ended September 30, 2025, respectively. We recognized $8.0 million in license revenue for the nine months ended September 30, 2024 under this agreement as a result of the achievement of a regulatory milestone.

In April 2024, we entered into an amendment to the Zai Agreement (the “Amended Zai Agreement”), pursuant to which Zai Lab shall share costs associated with certain new manufacturing and technology transfer activities for XACDURO® (the “Services”), which were not contemplated under the Zai Agreement and are crucial for regulatory approval in the Asia-Pacific region. Under the Amended Zai Agreement, we recognized $0.4 million and $1.0 million in license revenue for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $7.3 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, outstanding amounts under this amendment of $1.4 million and $1.6 million, respectively, were included in “Accounts receivable” in our unaudited condensed consolidated balance sheets.

We entered into an interim supply agreement with Zai Lab in June 2024, which was amended in February 2025 and August 2025, under which Zai Lab shall purchase XACDURO® inventory (the “Supplied Inventory”) for their commercial use. We recognized $14.9 million and $17.4 million in net product sales for the cost of the Supplied Inventory for the three and nine months ended September 30, 2025, respectively. We recognized $5.5 million in net product sales for the cost of the Supplied Inventory for the three and nine months ended September 30, 2024. Amounts outstanding under this agreement of $7.4 million and $0.6 million are included in “Accounts receivable” in our unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. We have recorded deferred revenue of $10.4 million as of September 30, 2025 and other accrued liabilities of $5.3 million as of December 31, 2024 under this agreement. The amount as of December 31, 2024 was recorded as other accrued liabilities pending finalization of the February and August 2025 amendments mentioned above.

We also entered into a manufacturing stage transfer agreement with Zai Lab in June 2024, which was amended in September 2024 (the “Zai Manufacturing Stage Transfer Agreement”). Pursuant to this agreement, Entasis shall provide assistance to Zai Lab for building out Zai Lab's manufacturing site for XACDURO® and be compensated for Entasis' services and associated costs. We recognized license revenue under this agreement of $0.1 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and $3.4 million for the three and nine months ended September 30, 2024.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP shall use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. We recorded $0.8 million in reimbursements from GARDP under this agreement as a reduction to research and development expense during the three and nine months ended September 30, 2025. The reimbursable amounts from GARDP for the three and nine months ended September 30, 2024 were not material.

In addition, under the GARDP Collaboration Agreement, GARDP was granted a worldwide, fully paid, exclusive and royalty-free license, with the right to sublicense, to use our zoliflodacin technology in connection with GARDP’s development, manufacture and commercialization of zoliflodacin in low-income and specified middle-income countries. We retained commercial rights in all other countries worldwide, including the major markets in North America, Europe and Asia-Pacific. We also retained the right to use and grant licenses to our zoliflodacin technology to perform our obligations under the GARDP Collaboration Agreement and for any purpose other than gonorrhea or community-acquired indications. If we believe that the results of the Phase 3 registrational trial of zoliflodacin would be supportive of an application for marketing approval, we are obligated to use our best efforts to file an application for marketing approval with the FDA within six months of the completion of the trial and to use commercially reasonable endeavors to file an application for marketing approval with the European Medicines Agency (“EMA”). Each party is responsible for using commercially reasonable efforts to obtain marketing authorizations for the product candidate in their respective territories. An application for marketing approval has been filed with the FDA in 2025.

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). PAION is currently a subsidiary of the Humanwell Healthcare Group. We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License are subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. Royalty revenue recognized under this agreement for the three and nine months ended September 30, 2025 were $0.7 million and $1.8 million, respectively. Royalty revenue recognized under this agreement for the three and nine months ended September 30, 2024 was not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla supplies PAION a minimum quantity of GIAPREZA® and XERAVA® until the earlier of July 13, 2027, or until a new supply agreement is executed. During the term of the supply agreement, we are reimbursed for direct and certain indirect manufacturing costs at cost. We recognized $1.3 million and $2.7 million in cost reimbursements for the three and nine months ended September 30, 2025, respectively. Cost reimbursements recognized under this agreement for the three and nine months ended September 30, 2024 were not material.

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

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue from Everest recognized for the three months ended September 30, 2025 was immaterial. We recognized $2.0 million in royalty revenue from Everest for the nine months ended September 30, 2025. Royalty revenue recognized for the three and nine months ended September 30, 2024 was $0.6 million and $2.3 million, respectively.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. Under the Everest Supply Agreement, we are reimbursed for direct and certain indirect manufacturing costs at 110% of cost. Revenue recognized under the Everest Supply Agreement for the three and nine months ended September 30, 2025 was not material and $1.8 million, respectively. Revenue recognized under the Everest Supply Agreement for the three and nine months ended September 30, 2024 was $0.9 million and $2.6 million, respectively.

In-License Agreements

Basilea

In December 2024, we entered into an exclusive distribution and license agreement with Basilea, under which we were granted exclusive marketing rights to ZEVTERA® in the U.S. The agreement will remain in effect through the expiration of ZEVTERA®’s market exclusivity in the U.S. in 2034 (the “initial term”)and is subject to automatic renewal unless terminated by either party with prior notice. We paid an upfront fee of $4.0 million, which was recognized as an intangible asset and is being amortized over the initial term of the agreement. Under the agreement, we are required to exclusively purchase ZEVTERA® (in pre-packaging and labeling form) from Basilea for the duration of the term. We are also obligated to pay Basilea tiered royalties ranging from the high-teens to mid-twenties, as well as tiered milestone payments based on annual net sales in the U.S. ZEVTERA® was commercially launched in the U.S. in July 2025. Royalty expense incurred on the sales was immaterial during the three and nine months ended September 30, 2025.

George Washington University

Pursuant to the George Washington University License (the “GW License”), GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under the GW License extends through the last-to-expire patent covering GIAPREZA®. Royalty expense incurred under the GW License for the three and nine months ended September 30, 2025 were $1.1 million and $3.3 million, respectively. Royalty expense incurred for the three and nine months ended September 30, 2024 were $1.0 million and $2.5 million, respectively.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. Royalty expense incurred under the Harvard License for the three and nine months ended September 30, 2025 were $0.3 million and $1.0 million, respectively. Royalty expense incurred for the three and nine months ended September 30, 2024 were $0.3 million and $1.5 million, respectively.

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

The royalty expense in respect of durlobactam arising from our net product sales of XACDURO® for the three and nine months ended September 30, 2025 and 2024 was not material.

Massachusetts Institute of Technology

In connection with the asset acquisition described in Note 13, “Asset Acquisition”, in September 2025, we entered into a license agreement with Massachusetts Institute of Technology (“MIT”), under which MIT licensed to us certain patent rights relating to a drug delivery device. Under this agreement, we paid an upfront fee of $0.5 million and are obligated to pay a minimal annual maintenance fee. We are also obligated to pay MIT up to $17.5 million in development, regulatory and sales milestone payments, and pay royalties in a low single-digit percentage on future net sales related to the licensed product.

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

ISP Fund LP is determined to be an investment company under ASC 946, Financial Services – Investment Companies, as it meets all fundamental characteristics of an investment company, and its activities are consistent with those of an investment company. Since ISP Fund LP is subject to investment company industry specific guidance, we have retained the industry-specific guidance applied by the Partnership. In addition, as our investment in the Partnership is a passive investment for the Company and is not part of our main operations, the investments are presented as part of “Equity and long-term investments” in our condensed consolidated balance sheets. In October 2024, Strategic Partners made an election to unwind its capital accounts in the Partnership in accordance with the terms of the Partnership Agreement and we expect to receive distributions of our capital accounts through April 2026. Accordingly, a portion of our investments, which consist of cash and money market funds that we expect to be distributed within 12 months from the balance sheet date, were classified as “Current portion of ISP Fund investments” in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, and the remaining equity investments managed by ISP Fund LP are expected to be distributed through April 2026. Cash distributions of $43.9 million and $28.0 million were received in August 2025 and April 2025, respectively. We report in our condensed consolidated statements of income and comprehensive income any investment gains and losses by the Partnership as part of “Changes in fair value of equity and long-term investments, net”, any interest and dividend income as part of “Interest and dividend income” and any investment expenses as part of “Other expense, net”.

As of September 30, 2025, we continued to hold approximately 100% of the economic interest of the Partnership. As of September 30, 2025 and December 31, 2024, total assets of the Partnership were $115.7 million and $255.7 million, respectively, with the majority attributable to either current portion of ISP Fund investment or to equity and long-term investments. As of September 30, 2025 and December 31, 2024, total liabilities were $0.1 million and $0.2 million, respectively. The partnership’s assets can only be used to settle its own obligations.

During the three and nine months ended September 30, 2025, we recorded $0.4 million and $1.9 million, respectively, in investment-related expense incurred by the Partnership, generated $0.8 million and $3.2 million, respectively, in interest income, and recorded $11.7 million in net realized and unrealized gains and $69.2 million in net realized and unrealized losses, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2024, we recorded an immaterial amount and $0.3 million, respectively, of net investment-related expense incurred by the Partnership and $17.8 million and $59.8 million, respectively, of net realized and unrealized losses as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

The following is a summary of individual investments held by ISP Fund at each balance sheet date:

	September 30,	December 31,
(In thousands)	2025	2024
Common stock - Publicly traded healthcare companies
United States	$52,920	$84,039
United Kingdom	3,358	1,989
Total common stock	56,278	86,028
Preferred stock - Privately held healthcare companies
United States	2,699	53,591
Warrants - Privately held healthcare companies	—	8,507
Money market fund and cash	56,589	107,532
Total investments held by ISP Fund LP	$115,566	$255,658

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

On March 12, 2025, ISO and Armata entered into a Credit and Security Agreement, under which ISO extended a term loan to Armata (the “Armata March 2025 Term Loan”) in a principal amount of $10.0 million. The Armata March 2025 Term Loan bears interest at a rate of 14% per annum and matures on March 12, 2026. The Credit and Security Agreement is secured by substantially all assets of Armata and its domestic and foreign material subsidiaries. Concurrently, ISO extended the maturity date of the convertible note and the term loans issued in July 2023 (the “Armata July 2023 Term Loan”) and in March 2024 (the “Armata March 2024 Term Loan”) to March 12, 2026.

On August 11, 2025, ISO and Armata entered into a Credit and Security Agreement, under which ISO extended a term loan to Armata (the “Armata August 2025 Term Loan”) in a principal amount of $15.0 million. The Armata August 2025 Term Loan bears an interest rate of 14% per annum and matures on January 11, 2029. The Credit and Security Agreement is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries.

As of September 30, 2025, Innoviva collectively owns 25,076,769 shares of Armata’s common stock, representing a 69.2% equity interest, and held 10,653,847 warrants with exercise prices ranging from $3.25 to $5.00 per share. Innoviva also held $30.1 million in principal amount of Armata’s convertible note and a total of $85.1 million in term loans.

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

As of September 30, 2025, the fair values of our holdings of Armata common stock, warrants, the convertible note, the term loan issued in 2023, the term loan issued in 2024, the term loan issued in March 2025 and the term loan issued in August 2025 were estimated at $74.7 million, $7.8 million, $56.9 million, $32.7 million, $42.7 million, $10.8 million and $15.4 million, respectively. As of December 31, 2024, the fair values of our holdings of Armata common stock, warrants, the convertible note, the term loan issued in 2023, and the term loan issued in 2024 were estimated at $46.4 million, $5.9 million, $42.1 million, $30.2 million and $39.3 million, respectively.

For the common stock and warrants, we recorded $30.8 million and $30.3 million in unrealized gain for the three and nine months ended September 30, 2025, respectively, and $18.2 million and $43.0 million in unrealized loss for the three and nine months ended September 30, 2024, respectively, as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the convertible note, we recorded $13.0 million and $14.9 million in unrealized gain for the three and nine months ended September 30, 2025, respectively, and $2.2 million and $6.4 million in unrealized loss for the three and nine months ended September 30, 2024, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the term loan issued in July 2023, we recorded 1.1 million and $2.5 million in unrealized gain for the three and nine months ended September 30, 2025, respectively, and $1.4 million and $2.4 million in unrealized gain for the three and nine months ended September 30, 2024, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the term loan issued in March 2024, we recorded $1.5 million and $3.5 million in unrealized gain for the three and nine months ended September 30, 2025, respectively, and $2.0 million and $3.3 million in unrealized gain for the three and nine months ended September 30, 2024, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

For the term loan issued in March 2025, we recorded $0.4 million and $0.9 million in unrealized gain for the three and nine months ended September 30, 2025, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statement of income and comprehensive income.

For the term loan issued in August 2025, we recorded $0.4 million in unrealized gain for the three and nine months ended September 30, 2025 as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statement of income and comprehensive income.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue	$2,169	$—	$3,895	$2,494
Loss from operations	$(6,844)	$(11,914)	$(25,574)	$(28,720)
Net income (loss)	$(16,295)	$8,986	$(20,226)	$(35,882)

Equity and Other Investments in InCarda

Since the third quarter of 2020, Innoviva TRC Holdings, LLC (“ITH”), a wholly owned subsidiary of Innoviva, has invested in the common stock, preferred stock, warrants and convertible notes of InCarda Therapeutics, Inc. (“InCarda”), a privately held biopharmaceutical company focused on developing intravenous and inhaled therapies for cardiovascular diseases.

As of September 30, 2025, ITH owns 36,742,250 shares of InCarda’s common and preferred stock and 2,490,033 warrants, representing a 9.1% equity interest. ITH also invested $0.4 million and $0.5 million in the principal amounts of InCarda’s convertible notes issued in January 2024 (the “InCarda 2024 Convertible Note”) and February 2025 (the “InCarda 2025 Convertible Note”), respectively (collectively, the “InCarda Convertible Notes”).

With the exception of the InCarda Convertible Notes and the warrants, we account for our investments in InCarda under the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. We account for the convertible note as trading securities, measured at fair value.

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

As of September 30, 2025 and December 31, 2024, we recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets $4.8 million in carrying amount of InCarda’s Series C preferred stock and $0.1 million in fair value of the InCarda warrants.

As of September 30, 2025 and December 31, 2024, we recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets $2.7 million, for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative.

As of September 30, 2025, we recorded $0.9 million in fair value of the InCarda Convertible Notes, as equity and long-term investments in the unaudited condensed consolidated balance sheet. As of December 31, 2024, we recorded $0.4 million in fair value of InCarda 2024 Convertible Note as equity and long-term investments in the unaudited condensed consolidated balance sheet.

During the three and nine months ended September 30, 2025 and 2024, the change to the carrying amount of our investments in InCarda was not material.

Equity and Other Investments in ImaginAb

Since March of 2021, ITH has invested $7.6 million in 8,825,301 shares of common and preferred stock, and $4.8 million in a convertible note of ImaginAb, Inc. (“ImaginAb”), a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. On January 13, 2025, ITH and ImaginAb executed an amendment to extend the maturity date of the convertible note from January 31, 2025 to May 30, 2025. As of September 30, 2025, and December 31, 2024, we held an 11.8% equity interest in ImaginAb.

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

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s preferred stock and common stock using the measurement alternative. As of September 30, 2025 and December 31, 2024, our investment in the preferred stock and common stock amounted to $7.6 million and was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. There was no change in the carrying amount of our equity investments in ImaginAb during the three and nine months ended September 30, 2025 and 2024.

In May 2025, ImaginAb fully settled the convertible note of $4.8 million for $5.1 million, including $0.3 million in accrued interest and commitment fees. Before the repayment by ImaginAb, the convertible note was accounted for as a trading security and measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. As of December 31, 2024, we recorded $5.0 million in fair value of the ImaginAb convertible note as equity and long-term investments in the condensed consolidated balance sheet. Changes to the fair value of the ImaginAb convertible note for the in 2025 through its settlement date were immaterial. During the three and nine months ended September 30, 2024, we recorded $0.1 million and $0.4 million, respectively, in net unrealized gain on the ImaginAb Convertible Note as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income.

Convertible Promissory Notes in Syndeio Biosciences

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

As of September 30, 2025, and December 31, 2024, the fair value of the Syndeio 2021 Convertible Note was estimated at $77.7 million and $50.9 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $6.3 million and $26.8 million in unrealized gain for the three and nine months ended September 30, 2025, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income. We recorded $0.4 million and $0.7 million in unrealized loss for the three and nine months ended September 30, 2024, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income.

As of September 30, 2025, the fair value of the Syndeio 2025 Convertible Note was estimated at $15.1 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheet. We recorded $0.6 million in unrealized loss for the three months ended September 30, 2025 as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statement of income and comprehensive income. We recorded immaterial unrealized gains for the nine months ended September 30, 2025.

Equity Investment in Nanolive

In 2022, ITH invested $10.6 million in 18,750,000 shares of the preferred stock of Nanolive SA (“Nanolive”), a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. As of September 30, 2025 and December 31, 2024, we held 13.0% of Nanolive equity ownership.

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

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of September 30, 2025 and December 31, 2024, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets and there was no change to the carrying amount of our investment.

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

Our investment in Lyndra does not provide us with the ability to control or have significant influence over Lyndra’s operations. Based on our evaluation, we determined that Lyndra is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity. We account for the Lyndra Convertible Note as a trading security, measured at fair value using an income approach based on the discounted value of expected future cash flows.

In late March of 2025, Lyndra began winding down its operations due to a lack of financing. In September 2025, Lyndra sold the majority of its assets, resulting in a change of control as defined in the Lyndra Convertible Note (Refer to Note 13, “Asset Acquisition”). Upon the consummation of the change of control, the maturity date of the Lyndra Convertible Note was accelerated, and its principal and accrued interest became due. Due to Lyndra’s inability to repay the full amount, the note went into default and became subject to a 20% premium on the principal balance. Interest will continue to accrue until full repayment.

As of September 30, 2025, the fair value of the Lyndra Convertible Note was estimated at $6.8 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheet. We recorded $2.4 million in unrealized loss for the three and nine months ended September 30, 2025 as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

Reconciliation of Equity and Long-Term Investments Balances

The following table reconciles the change in balances in “Equity and Long-Term Investments” as of each balance sheet date:

(In thousands)	Amount
Equity and long-term investments as of December 31, 2023	$444,432
Purchases of trading securities	63,201
Changes in fair value, net	(59,161)
Reclassification of current portion	(107,532)
Other	724
Equity and long-term investments as of December 31, 2024	341,664
Purchases of trading securities	49,674
Proceeds from trading securities	(5,097)
Net sales and purchases of investments managed by ISP Fund	(71,926)
Changes in fair value, net	(22,509)
Reclassification of current portion	50,943
Other	1,045
Equity and long-term investments as of September 30, 2025	$343,794

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$442,266	$—	$—	$442,266
Total	$442,266	$—	$—	$442,266

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$289,441	$—	$—	$289,441
Total	$289,441	$—	$—	$289,441

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, all available-for-sale investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities, equity and long-term investments and contingent value rights are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of September 30, 2025 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$442,266	$—	$—	$442,266
Investments held by ISP Fund LP	112,867	—	2,699	115,566
Equity investment - Armata Common Stock	74,729	—	—	74,729
Equity investment - Armata Warrants	—	7,848	—	7,848
Equity investment - InCarda Warrants	—	—	135	135
Term loan investment - Armata July 2023 Term Loan	—	—	32,691	32,691
Term loan investment - Armata March 2024 Term Loan	—	—	42,737	42,737
Term loan investment - Armata March 2025 Term Loan	—	—	10,849	10,849
Term loan investment - Armata August 2025 Term Loan	—	—	15,402	15,402
Convertible debt investment - Armata Note	—	—	56,916	56,916
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - InCarda 2025 Convertible Note	—	—	475	475
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	77,658	77,658
Convertible debt investment - Syndeio 2025 Convertible Note	—	—	15,050	15,050
Convertible debt investment - Lyndra Convertible Note	—	—	6,823	6,823
Total assets measured at estimated fair value	$629,862	$7,848	$261,871	$899,581
Liabilities
2028 Notes	$—	$257,838	$—	$257,838

	Estimated Fair Value Measurements as of December 31, 2024 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$289,441	$—	$—	$289,441
Investments held by ISP Fund LP	193,560	—	62,098	255,658
Equity investment - Armata Common Stock	46,392	—	—	46,392
Equity investment - Armata Warrants	—	5,901	—	5,901
Equity investment - InCarda Warrants	—	—	59	59
Term loan investment - Armata July 2023 Term Loan	—	—	30,197	30,197
Term loan investment - Armata March 2024 Term Loan	—	—	39,275	39,275
Convertible debt investment - Armata Note	—	—	42,095	42,095
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - ImaginAb Note	—	—	4,950	4,950
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	50,881	50,881
Total assets measured at estimated fair value	$529,393	$5,901	$229,991	$765,285
Liabilities
Debt
2025 Notes	$—	$222,353	$—	$222,353
2028 Notes	—	251,213	—	251,213
Total fair value of debt	$—	$473,566	$—	$473,566

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

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. We recognized goodwill of $11.5 million and $6.4 million from our acquisitions of Entasis and La Jolla, respectively, in 2022. The carrying amount of goodwill as of September 30, 2025 and December 31, 2024 was $17.9 million. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$223,700	$(64,554)	$159,146
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(8,353)	27,047
Total		$261,700	$(72,907)	$188,793

	December 31, 2024
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$223,700	$(47,559)	$176,141
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(5,708)	29,692
Total		$261,700	$(53,267)	$208,433

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

We recognized amortization expense of $6.6 million and $19.6 million for the three and nine months ended September 30, 2025, respectively. We recognized amortization expense of $6.5 million and $19.4 million for the three and nine months ended September 30, 2024, respectively. Future amortization expense is expected to be $6.6 million for the remainder of 2025, $26.3 million for each of the years from 2026 to 2029 and $74.3 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Raw materials	$14,373	$11,113
Work-in-process	18,671	20,529
Finished goods	5,319	2,083
Total inventory	$38,363	$33,725

As of September 30, 2025 and December 31, 2024, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $5.0 million and $9.2 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $3.5 million and $4.1 million for the three and nine months ended September 30, 2025, respectively. The fair value adjustments recorded as part of cost of products sold amounted to $1.8 million and $12.1 million for the three and nine months ended September 30, 2024, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accrued contract manufacturing expenses	$1,128	$1,071
Accrued clinical and research expenses	179	611
Accrued professional services	5,683	8,682
Current portion of lease liabilities	680	1,572
Royalty obligation payable	3,434	2,951
Current portion of deferred royalty obligations	7,742	6,438
Accrued license fees and royalties	1,556	1,727
Other(1)	1,205	6,947
Total other accrued liabilities	$21,607	$29,999

(1) Amount as of December 31, 2024 includes $5.3 million advance payments received from our partner for inventory supply as discussed in Note 4, “License and Collaboration Arrangements”.

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Long-term portion of deferred royalty obligation	$56,526	$63,096
Long-term portion of lease liabilities	905	1,179
Total other long-term liabilities	$57,431	$64,275

9. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Selling, general and administrative	$2,247	$1,509	$6,573	$4,434
Research and development	133	94	376	267
Total	$2,380	$1,603	$6,949	$4,701

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.9%	4.15%	3.9% - 4.4%	4.14% - 4.65%
Expected term (in years)	5.88 - 6.13	6.14	5.50 - 6.14	5.07 - 6.15
Volatility	33.6% - 33.8%	35.8%	33.6% - 34.9%	35.8% - 36.8%
Dividend yield	—%	—%	—%	—%

Weighted-average estimated fair value of stock options granted	$7.32 - $7.52	$7.76	$7.17 - $7.92	$4.97 - $7.76

10. Stockholders' Equity

For the three and nine months ended September 30, 2025, a total of 590,703 warrants were exercised into an equivalent number of our common shares at an exercise price of $18.11 per share, resulting in approximately $10.7 million in proceeds. There were no outstanding warrants as of September 30, 2025.

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

11. Debt

Our debt consists of the following:

	September 30,	December 31,
(In thousands)	2025	2024
2025 Notes	$—	$192,500
2028 Notes	261,000	261,000
Total debt	261,000	453,500
Less: Unamortized debt discount and issuance costs	(3,623)	(5,156)
Total debt, net	257,377	448,344
Less: Current portion of long-term debt, net	—	(192,028)
Total long-term debt, net	$257,377	$256,316

Convertible Senior Notes Due 2025

On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes.

The 2025 Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2025 Notes were senior unsecured obligations and carried interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018.

The initial conversion rate for the 2025 Notes was 57.9240 shares of our common stock per $1,000 principal amount of the 2025 Notes (which was equivalent to an initial conversion price of approximately $17.26 per share). The conversion rate was subject to customary anti-dilution adjustments in certain circumstances. The 2025 Notes would mature on August 15, 2025, unless repurchased or converted in accordance with their terms prior to such date. Prior to February 15, 2025, the 2025 Notes would be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, as described below. On or after February 15, 2025, holders of the 2025 Notes had the option to convert their 2025 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Notes. In the event of default or a fundamental change (as defined in the indenture), holders of the 2025 Notes had the option to require us to repurchase all or a portion of their 2025 Notes at price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest.

In June 2025, we elected to settle the 2025 Notes in shares. Holders had the option to convert their 2025 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. During June 2025, $0.5 million of the principal amount was converted into 28,962 shares of our common stock. During August 2025, $192.0 million of the principal amount was converted into 11,119,956 shares of our common stock.

The remaining balance of the 2025 Notes of $25,000 was fully paid in cash upon the maturity date in August 15, 2025.

The annual effective interest rate on the 2025 Notes in 2025 was 2.90%.

Our 2025 Notes balance consisted of the following as of December 31, 2024:

December 31,
(In thousands)	2024
Principal	$192,500
Debt discount and issuance costs, net	(472)
Net carrying amount	$192,028

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Contractual interest expense	$600	$1,203	$3,002	$3,609
Amortization of debt issuance costs	97	184	472	548
Total interest and amortization expense	$697	$1,387	$3,474	$4,157

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Principal	$261,000	$261,000
Debt issuance costs, net	(3,623)	(4,684)
Net carrying amount	$257,377	$256,316

The following table sets forth total interest expense recognized related to the 2028 Notes for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Contractual interest expense	$1,387	$1,387	$4,160	$4,160
Amortization of debt issuance costs	358	349	1,061	1,033
Total interest and amortization expense	$1,745	$1,736	$5,221	$5,193

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of September 30, 2025 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2025	$—
2026	—
2027	—
2028	261,000
Total	$261,000

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

For the three and nine months ended September 30, 2025, we recognized interest expense of $1.6 million and $4.7 million, respectively. For the three and nine months ended September 30, 2024, we recognized interest expense of $2.6 million and $8.1 million, respectively.

The carrying value of the deferred royalty obligation as of September 30, 2025 and December 31, 2024 was $64.3 million and $69.5 million, respectively (refer to Note 8, “Balance Sheet Components”). During the nine months ended September 30, 2025 and 2024, we made royalty payments to HCR of $9.5 million and $6.4 million, respectively. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of September 30, 2025 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. The annual effective interest rate of the deferred royalty obligation for the current period is 9.74%.

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of September 30, 2025, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid $36.7 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is immaterial and, therefore, not recognized as of September 30, 2025 and December 31, 2024. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the unaudited condensed consolidated statements of income and comprehensive income.

12. Commitments and Contingencies

Operating Lease

We have operating leases for our corporate headquarters, office spaces and laboratory facilities.

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Straight line operating lease costs	$303	$303	$907	$898
Variable lease costs	(2)	(6)	3	(2)
Total lease costs	$301	$297	$910	$896

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,277	$1,046
Operating lease right-of-use asset obtained in exchange for operating lease obligations	$—	$1,156

As of September 30, 2025, our operating leases have weighted-average remaining term of approximately 2.6 years and the weighted average discount rate on our operating lease liabilities was 6.9%.

Future minimum payments on our operating leases as of September 30, 2025 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2025	$427
2026	435
2027	455
2028	326
2029	83
Total undiscounted lease payments	1,726
Less: imputed interest	(141)
Total operating lease liabilities	$1,585

Purchase Commitments

In April 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of September 30, 2025, we have approximately $1.4 million, $7.3 million and $5.9 million in outstanding purchase commitments under the agreement for the remainder of 2025 and for the years 2026 and 2027, respectively.

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

Indemnification and Other Contingencies

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our unaudited condensed consolidated financial statements. We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and, as of September 30, 2025, we have not accrued any material liabilities in the unaudited condensed consolidated financial statements as a result of these provisions.

13. Asset Acquisition

In September 2025, we entered into an Asset Purchase Agreement with Lyndra to acquire the IPR&D and certain fixed assets related to its Lynx™ long-acting drug delivery platform. We made an upfront cash payment of $10.2 million and incurred $0.3 million in direct transaction costs. We are also obligated to pay up to $20.0 million upon the achievement of certain development, regulatory and sales milestone payments, as well as royalties in a low single-digit percentage on future net sales of the first approved therapeutic product.

Based on the qualitative and quantitative assessments performed under ASC 805, Business Combinations, we concluded that the set of assets acquired did not meet the definition of a business and, therefore, accounted for the transaction as an asset acquisition. The assets acquired in the transaction were recorded at their allocated costs based on their relative fair values. The allocated cost of the IPR&D acquired was $9.4 million, which was charged to research and development expense as it had no alternative future use at the time of the acquisition. The allocated cost of the fixed assets was $1.1 million and was capitalized within property and equipment.

14. Income Taxes

We recorded income tax expense of $7.9 million and $24.8 million for the three and nine months ended September 30, 2025, respectively, compared to income tax expense of $5.6 million and $9.6 million for the three and nine months ended September 30, 2024, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2025 was 18.8% compared to 40.5% for the same period in 2024. The income tax expense for the nine months ended September 30, 2025 and 2024 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the nine months ended September 30, 2025 was lower than the expense computed at the U.S. federal statutory income tax rate due primarily to foreign-derived intangible income tax deduction and research and development credits, partially offset by nondeductible expenses and state income taxes.

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

The table below presents the financial information used by the CODM to assess performance, which reconciles to the consolidated net income:

	Three months ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Total revenue	$107,800	$89,508	$296,715	$266,905
Less:
Cost of products sold	25,643	9,990	45,075	29,433
Amortization of acquired intangible assets	6,618	6,511	19,640	19,391
Selling and marketing	8,591	7,921	24,809	17,184
General and administrative	18,700	18,298	56,385	67,180
Research and development - External services and expenses	2,863	2,420	12,696	4,700
Research and development - Internal expenses	1,439	1,131	3,985	5,289
Research and development - Acquired IPR&D	9,368	—	9,368	—
Changes in fair values of equity method investments, net	(30,751)	18,231	(30,284)	42,997
Changes in fair values of equity and long-term investments, net	(31,510)	16,936	22,509	60,827
Interest and dividend income	(5,472)	(5,500)	(14,935)	(13,373)
Interest expense	4,015	5,807	13,389	17,460
Other expense, net	479	914	2,252	3,123
Income tax expense, net	7,909	5,636	24,814	9,634
Consolidated net income	$89,908	$1,213	$107,012	$3,060

16. Subsequent Events

On October 7, 2025, ITH entered into a Series B Preferred Stock Purchase Agreement with Beacon Biosignals, Inc. (“Beacon”) to purchase 1,448,303 shares of Beacon Series B preferred stock for $17.5 million. Beacon is an AI-driven neurotechnology company developing treatments for neurological, psychiatric and sleep disorders.

On November 3, 2025, our board of directors authorized a new share repurchase program under which we may repurchase up to $125.0 million of our outstanding shares of common stock. The timing and amount of any share repurchases under the share repurchase program will be subject to the Securities and Exchange Commission Rule 10b-18 and Rule 10b5-1 requirements and will be determined by our management in its discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock, prevailing stock prices, general market conditions, and other considerations. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. This program has no termination date, may be suspended or discontinued at any time at our discretion and does not obligate us to acquire any amount of common stock.

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

Third Quarter 2025 and Recent Highlights:

Financial Highlights

•
Royalty revenue: Third quarter 2025 gross royalty revenue from GSK was $63.4 million, compared to $60.5 million for the third quarter 2024.
•
Net product sales: Third quarter 2025 net product sales totaled $47.3 million, consisting of $29.9 million in U.S. net product sales and $17.4 million in ex-U.S. net product sales, compared to $27.8 million in net product sales for the third quarter 2024. U.S. net product sales included $18.2 million from GIAPREZA®, $8.5 million from XACDURO®, $3.2 million from XERAVA®, and $0.1 million from ZEVTERA®, representing a 52% increase compared to total U.S. net product sales of $19.7 million in the third quarter 2024.
•
Income from operations: Third quarter 2025 income from operations was $34.6 million, a 20% decrease from $43.2 million in the third quarter 2024, primarily due to a non-recurring expense related to research and development.
•
Equity and long-term investments: Third quarter 2025 net favorable changes in fair values of equity and long-term investments totaled $62.3 million, compared to unfavorable changes of $35.2 million in the third quarter 2024, were primarily due to share price appreciation of Armata and other equity investments.
•
Net income: Third quarter 2025 net income was $89.9 million, or $1.30 basic per share, compared to a net income of $1.2 million, or $0.02 basic per share, for the third quarter 2024.
•
Cash and cash equivalents: Totaled $476.5 million. Royalty and net product sales receivables totaled $93.5 million as of September 30, 2025.

Key Business and R&D Highlights

•
Zoliflodacin: an investigational, first-in-class, single oral dose, spiropyrimidinetrione antibiotic for the treatment of uncomplicated gonorrhea in adults and pediatric patients 12 years and older. It is being developed in partnership with The Global Antibiotic Research & Development Partnership (“GARDP”).
o
In October 2025, IST, in collaboration GARDP, presented three sets of data highlighting key subgroup analyses from the pivotal Phase 3 trial for zoliflodacin at the Infectious Disease Society of America’s IDWeek 2025 annual meeting.
o
Zoliflodacin is currently under Priority Review by the FDA, with a Prescription Drug User Fee Act (“PDUFA”) target action date of December 15, 2025.
•
Subsequent to the NDA acceptance in June 2025, the FDA indicated in its Day-74 letter that it did not plan to hold an Advisory Committee meeting to discuss the zoliflodacin NDA.
•
ZEVTERA®(ceftobiprole): an advanced-generation cephalosporin antibiotic approved in the U.S. for three specific indications – Staphylococcus aureus bloodstream infections (bacteremia) (SAB) in adults, including right-sided infective endocarditis, acute bacterial skin and skin structure infections (ABSSSI) in adults, and community-acquired bacterial pneumonia (CABP) in adults and pediatric patients (3 months to less than 18 years old).
o
In July 2025, IST commercially launched ZEVTERA® in the U.S. Initial launch activity has been focused on formulary committee engagement and market access programs.
•
Both ZEVTERA® (ceftobiprole) and XACDURO® (sulbactam for injection; durlobactam for injection) were recently nominated for the 2025 Prix Galien USA Award for Best Pharmaceutical Product by the Galien Foundation, one of the most prestigious honors in the biopharmaceutical and medical technology fields, celebrating groundbreaking achievements that drive meaningful progress.
•
Capital Allocation
o
Innoviva’s portfolio of strategic assets held through the Company’s various subsidiaries was valued at $483.0 million as of September 30, 2025.
o
Innoviva’s Board of Directors has authorized a new share repurchase program under which the Company may repurchase up to $125.0 million of its outstanding shares of common stock. The timing and amount of any share repurchases under the share repurchase program will be subject to the Securities and Exchange Commission Rule 10b-18 and Rule 10b5-1 requirements andwill be determined by Innoviva’s management in its discretion based on ongoing assessments of the capital needs of the business, the market price of Innoviva’s common stock, prevailing stock prices, general market conditions and other considerations. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. This program has no termination date, may be suspended or discontinued at any time at the Company’s discretion, and does not obligate the Company to acquire any amount of common stock.
o
In August 2025, a substantial portion of the Company’s 2025 convertible noteholders elected to convert an aggregate principal balance of $192.5 million into 11.1 million shares of Innoviva common stock prior to maturity.
o
In August 2025, Innoviva invested $15.0 million in a term loan to Armata, which recently announced positive Phase 2 data in Staphylococcus aureus bacteremia.
o
In September 2025, Innoviva acquired a proprietary long-acting oral drug delivery platform and related assets from Lyndra Therapeutics, Inc. The transaction included an upfront payment of $10.2 million, plus potential milestone and royalty payments.

o
In October 2025, Innoviva invested $17.5 million in the Series B Preferred Stock of Beacon Biosignals, Inc., an AI-driven neurotechnology company developing treatments for neurological, psychiatric, and sleep disorders.

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

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Royalties - RELVAR/BREO	$51,508	$48,199	$3,309	7%	$157,135	$154,317	$2,818	2%
Royalties - ANORO	11,844	12,313	(469)	(4)%	34,816	35,264	(448)	(1)%
Total royalties	63,352	60,512	2,840	5%	191,951	189,581	2,370	1%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*	(10,368)	(10,368)	—	*
Total royalty revenue, net	$59,896	$57,056	$2,840	5%	$181,583	$179,213	$2,370	1%

*Not Meaningful

Total net royalty revenue increased to $59.9 million and $181.6 million for the three and nine months ended September 30, 2025, compared to $57.1 million and $179.2 million, respectively, for the same period a year ago. The increase of total net royalty revenue was primarily due to sales growth in RELVAR®/BREO®ELLIPTA®.

Net Product Sales

Total product sales, net, as compared to prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
U.S.
GIAPREZA®	$18,152	$13,082	$5,070	39%	$52,519	$37,542	$14,977	40%
XACDURO®	8,468	4,262	4,206	99%	22,790	8,761	14,029	160%
XERAVA®	3,189	2,363	826	35%	9,552	9,614	(62)	(1)%
ZEVTERA®	113	—	113	*	452	—	452	*
Total U.S.	29,922	19,707	10,215	52%	85,313	55,917	29,396	53%
Rest of the world
GIAPREZA®	307	693	(386)	(56)%	1,542	1,423	119	8%
XACDURO®	15,345	5,521	9,824	178%	19,537	5,601	13,936	249%
XERAVA®	1,720	1,901	(181)	(10)%	6,674	5,616	1,058	19%
Total rest of the world	17,372	8,115	9,257	114%	27,753	12,640	15,113	120%
Total net product sales	$47,294	$27,822	$19,472	70%	$113,066	$68,557	$44,509	65%

*Not Meaningful

Our net product sales increased during the periods presented, driven by higher sales volume resulting from our strategic commercialization efforts and dedication to delivering our critical care products to healthcare systems. The increase in XACDURO® ex-U.S. product sales is attributable mainly to product sales under the Amended Zai Agreement, which is billed at cost.

License Revenue

License revenue, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
License and other revenue	$610	$4,630	$(4,020)	(87)%	$2,066	$19,135	$(17,069)	(89)%

License revenue for the three and nine months ended September 30, 2025 was derived primarily from the Amended Zai Agreement and the Zai Manufacturing Stage Transfer Agreement. During the third quarter of 2024, we recognized license revenue of approximately $4.6 million arising from the Amended Zai Agreement and the Zai Manufacturing Stage Transfer Agreement. In the second quarter of 2024, we recognized $8.0 million in license revenue upon the achievement of a regulatory milestone in China under our license agreement with Zai Lab, and $6.5 million in license revenue under the Amended Zai Agreement.

Cost of Products Sold

Cost of products sold, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Cost of products sold	$25,643	$9,990	$15,653	157%	$45,075	$29,433	$15,642	53%

Our inventory includes net fair value adjustments resulting from the acquisition of La Jolla, which are being amortized and recognized as cost of products sold when sales occur. The fair value adjustments recorded as part of cost of products sold amounted to $3.5 million and $4.1 million for the three and nine months ended September 30, 2025, respectively, and $1.8 million and $12.1 million for the three and nine months ended September 30, 2024, respectively.

Excluding the impact of the amortized fair value adjustments, our cost of products sold increased during the three and nine months ended September 30, 2025 compared to the same periods in 2024 as a result of higher sales volume, as well as cost of products sold under the Amended Zai Agreement. As of September 30, 2025, our total inventory included the remaining net fair value adjustments resulting from the acquisition of La Jolla of approximately $5.0 million, which will be recognized as cost of products sold when sales occur in future periods.

Research and Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Compensation and related personnel costs	$1,262	$978	$284	29%	$3,745	$4,071	$(326)	(8)%
External services and expenses	2,863	2,420	443	18%	12,696	4,700	7,996	170%
Acquired IPR&D	9,368	—	9,368	*	9,368	—	9,368	*
Facilities related	120	40	80	200%	100	694	(594)	(86)%
Other	57	113	(56)	(50)%	140	524	(384)	(73)%
Total research and development expense	$13,670	$3,551	$10,119	285%	$26,049	$9,989	$16,060	161%

*Not Meaningful

Research and development expenses for the three and nine months ended September 30, 2025 were $13.7 million and $26.0 million, respectively. The expenses for the current periods include the $9.4 million allocated cost of the acquired IPR&D as discussed in Note 13, “Asset Acquisition”, in the Condensed Consolidated Financial Statements. During the current year, we also incurred costs related to the continued advancement of our product candidate, zoliflodacin. Research and development expenses for the three and nine months ended September 30, 2024, which were mainly attributable to post-marketing commitments required by the FDA and ongoing product developments, were $3.6 million and $10.0 million, respectively.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Selling, general and administrative	$27,291	$26,219	$1,072	4%	$81,194	$84,364	$(3,170)	(4)%

Our selling, general and administrative expenses are primarily incurred as a result of our ongoing efforts to promote our marketed critical care products and drive revenue, maintain regulatory compliance, and support essential administrative functions for general operations. Selling, general and administrative expenses decreased for the nine months ended September 30, 2025 compared to the corresponding period in 2024, during which incremental efforts and expenditures were associated with the commercial launch of XACDURO® in September 2023.

Interest and Dividend Income and Other Expense, Net

Interest and dividend income and other expense, net, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Interest and dividend income	$5,472	$5,500	$(28)	(1)%	$14,935	$13,373	$1,562	12%
Other expense, net	$(479)	$(914)	$435	(48)%	$(2,252)	$(3,123)	$871	(28)%

Interest and dividend income increased for the nine months ended September 30, 2025, compared to the same period in 2024, due to higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, was primarily expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Interest expense	$(4,015)	$(5,807)	$1,792	(31)%	$(13,389)	$(17,460)	$4,071	(23)%

Our interest expense for the three and nine months ended September 30, 2025 and 2024 comprised mainly of the contractual interest expense and the amortization of debt issuance costs for our 2025 Notes and 2028 Notes, as well as effective interest expense on our deferred royalty obligation related to GIAPREZA®. The decrease for the three and nine months ended September 30, 2025, compared to the same period in 2024, was mainly due to lower interest expense on our deferred royalty obligation as a result of higher sales performance of GIAPREZA®, as well as the settlement of our 2025 Notes in August 2025.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Changes in fair values of equity method investments, net	$30,751	$(18,231)	$48,982	(269)%	$30,284	$(42,997)	$73,281	(170)%
Changes in fair values of equity and long-term investments, net	$31,510	$(16,936)	$48,446	(286)%	$(22,509)	$(60,827)	$38,318	(63)%

The changes in fair values of equity method investments for the three and nine months ended September 30, 2025 were driven by fluctuations in Armata's stock price between the reporting periods. We recorded $30.8 million and $30.3 million in unrealized gain for the three and nine months ended September 30, 2025, respectively, compared to $18.2 million and $43.0 million in unrealized loss for the three and nine months ended September 30, 2024, respectively.

The changes in fair values of other equity and long-term investments primarily reflected the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Gate, ImaginAb, Lyndra and those investments managed by ISP Fund LP. We recorded $11.7 million in net positive changes and $69.2 million in net negative changes in fair values of equity and long-term investments related to the investments managed by ISP Fund LP for the three and nine months ended September 30, 2025, respectively. We also recorded $16.3 million and $22.0 million net positive changes in fair values of equity and long-term investments for the three and nine months ended September 30, 2025, respectively, related to other long-term investments we made in Armata, and net positive changes in fair value of our investments in Syndeio of $5.7 million and $26.8 million for the three and nine months ended September 30, 2025, respectively.

Provision for Income Taxes

We recorded income tax expense of $7.9 million and $24.8 million for the three and nine months ended September 30, 2025, respectively, compared to income tax expense of $5.6 million and $9.6 million for the three and nine months ended September 30, 2024, respectively. The effective income tax rate for the nine months ended September 30, 2025 and 2024 was 18.8% and 40.5%, respectively.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaboration arrangement. For the nine months ended September 30, 2025, we generated gross royalty revenues from GSK of $192.0 million, net product sales of $113.1 million and license revenue of $2.1 million. Net cash and cash equivalents totaled $476.5 million, royalties receivable from GSK totaled $63.4 million and accounts receivable associated with our product sales and license revenue totaled $30.2 million as of September 30, 2025.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024	Change
Net cash provided by operating activities	$142,417	$129,451	$12,966
Net cash provided by (used in) investing activities	$16,860	$(48,308)	$65,168
Net cash provided by (used in) financing activities	$12,272	$(14,026)	$26,298

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $142.4 million, consisting primarily of our net income of $107.0 million, adjusted for net non-cash items, which included $19.6 million of amortization of acquired intangible assets, $10.5 million of amortization of capitalized fees and depreciation of property and equipment, $9.4 million of acquired IPR&D, $6.9 million of stock-based compensation, $4.1 million of inventory fair value step-up adjustments and $1.5 million in amortization of debt discount and issuance costs, partially offset by $7.8 million in net changes in fair value of our investments and $13.4 million in net changes in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 of $16.9 million primarily consisted of $71.9 million in sales of equity investments and net purchases and sales of other investments managed by ISP Fund LP and $5.1 million in proceeds from trading securities, partially offset by $49.7 million in purchases of trading securities, $9.4 million in cash paid for acquired IPR&D and $1.1 million purchases of property and equipment.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 of $12.3 million was primarily due to proceeds from exercise of warrants of $10.7 million and net proceeds from issuances of common stock of $1.7 million.

Net cash used in financing activities for the nine months ended September 30, 2024 of $14.0 million was primarily due to $14.8 million for the repurchase of common stock under our stock repurchase program which concluded in April 2024.

Contractual Obligations

As of September 30, 2025, our notes payable obligation comprised of $261.0 million related to our 2028 Notes, which is due in 2028. Under the terms of the 2028 Notes, we make interest payments of 2.125% of outstanding principal. Refer to Note 11, “Debt” to the Condensed Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases amounting to $1.7 million, with approximately $0.4 million payable through December 31, 2025, and approximately $1.3 million payable through 2029. Refer to Note 12, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for more information.

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

We also entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of September 30, 2025, we have approximately $14.6 million in outstanding purchase commitments under the agreement.

We also enter into other agreements in the normal course of business with vendors for commercial, manufacturing, clinical trials and preclinical studies, and other services and products for operating purposes.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2025, our debt bears a fixed interest rate and we had no outstanding debt with variable interest rate. Our cash flows on this debt obligation is not subject to variability as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2025, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures, as defined under SEC rules, are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified by the Commission’s rules and forms. Additionally, they ensure that information required to be disclosed by the issuer is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, to enable timely decision regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Amended and Restated Certificate of Incorporation	8-K	99.2	4/28/2016

3.2	Amended and Restated Bylaws, amended and restated as of January 1, 2023	8-K	3.1	1/4/2023

4.1	Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/2006

4.2	Form of 2.125% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)	8-K	4.2	1/25/2013

4.3	Indenture (including form of Note) with respect to Innoviva’s 2.5% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	8/7/2017

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020

4.5	Indenture (including form of Note) with respect to Innoviva’s 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

32*	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: November 5, 2025	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	/s/ Stephen Basso
Stephen Basso
Chief Financial Officer
(Principal Financial Officer)