Form 10-K
period 2025-12-31
Innoviva, Inc.
filed 2026-02-25
CIK 1080014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 30, 2025 was $1.26 billion. This calculation does not reflect a determination that persons are affiliates for any other purpose.

On February 13, 2026, there were 74,073,646 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

INNOVIVA, INC.

2025 Form 10‑K Annual Report

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

Important factors that we believe could cause actual results or events to differ materially from our forward‑looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, GIAPREZA®, XACDURO®, XERAVA®, ZEVTERA® and NUZOLVENCE® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company’s growth strategy and corporate development initiatives); the timing, manner, and amount of potential capital returns to shareholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; and projections of revenue, expenses and other financial items; the timing, manner and amount of capital deployment, including potential capital returns to stockholders; and risks related to the Company’s growth strategy and risks discussed in “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in this Annual Report on Form 10‑K. Our forward‑looking statements in this Annual Report on Form 10‑K are based on current expectations as of the date hereof and we do not assume any obligation to update any forward‑looking statements on account of new information, future events or otherwise, except as required by law.

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

PART I

ITEM 1. BUSINESS

Overview

Innoviva, Inc. (“Innoviva”, the “Company”, the “Registrant” or “we” and other similar pronouns) is a diversified biopharmaceutical company with a core royalties portfolio, a leading critical care and infectious disease platform known as Innoviva Specialty Therapeutics (“IST”), and a portfolio of strategic healthcare assets.

Our royalty portfolio contains respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/vilanterol, “UMEC/VI”). Under the Long-Acting Beta-2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA®, which tier upward at a range from 6.5% to 10%.

Our wholly owned, robust critical care and infectious disease operating platform with a hospital focus, is anchored by five differentiated approved, commercial and marketed products:

•
GIAPREZA® (angiotensin II) for increasing blood pressure in adults with septic or other distributive shock;
•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use for the treatment of hospital-acquired and ventilator-associated bacterial pneumonia caused by Acinetobacter, commercially launched in 2023;
•
XERAVA® (eravacycline) for the treatment of complicated intra-abdominal infections in adults;
•
ZEVTERA® (ceftobiprole), an advanced-generation cephalosporin antibiotic for the treatment of staphylococcus aureus bacteremia, including those with right-sided endocarditis, acute bacterial skin and skin structure infections, and community-acquired bacterial pneumonia, licensed from Basilea Pharmaceutica Ltd, Allschwil (SIX: BSLN) (“Basilea”) for U.S. commercialization and commercially launched in the third quarter of 2025; and
•
NUZOLVENCE® (formerly known as zoliflodacin), approved by the FDA on December 12, 2025, for the treatment of uncomplicated urogenital gonorrhea in adults and adolescents.

In addition, we own other strategic healthcare assets, such as a significant stake in Armata Pharmaceuticals, Inc., a leader in development of bacteriophages with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies through our portfolio approach.

Our disciplined focus on deploying capital in areas of significant unmet medical need with high value creation potential has driven a meaningful transformation of our company over the years from a pure-play royalty business to a diversified biopharmaceutical company with a strong, fast-growing, differentiated operating platform and multiple other assets with significant promise. We believe we are well-positioned to deliver significant long-term shareholder value.

Our headquarters are located at 1350 Old Bayshore Highway, Suite 400, Burlingame, CA 94010. The Company was incorporated in Delaware in November 1996 and commenced operations in May 1997 under Advanced Medicine, Inc. The Company changed its name to Theravance, Inc. in April 2002 and to Innoviva, Inc. in January 2016.

Our Strategy

Our corporate strategy is currently focused on increasing shareholder value by, among other things, maximizing the potential value of our respiratory assets partnered with GSK, growing our critical care and infectious disease platform, efficiently allocating capital, and optimizing our operations. We continue to diversify our royalty management business by actively pursuing opportunistic investments in, and acquisitions of, promising assets in the healthcare industry to enhance the returns on our capital.

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

In general, these manufacturers are required to conduct a number of clinical efficacy, pharmacokinetic and device studies to demonstrate equivalence to branded products already approved by the FDA. These studies are designed to demonstrate that the generic product has the same active ingredient(s), dosage form, strength, exposure and clinical efficacy as the branded product. These generic equivalents, which must meet the same exacting quality standards as branded products, may be significantly less costly to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product and products that may compete with such branded product is typically lost to the generic product. In April 2016, the FDA issued a draft guidance document covering Fluticasone Furoate/Vilanterole Trinenatate (FF/VI), the active ingredients used in RELVAR®/BREO® ELLIPTA®. In March 2020, the FDA issued a draft guidance on Umeclidinium Bromide/Vilanterol Trifenatate (UMEC/VI), the active ingredients used in ANORO®ELLIPTA®.

Our Integrated Critical Care / Infectious Disease Assets

Commercial and Marketed Products

Our critical care and infectious disease portfolio was formed through the 2022 acquisitions of Entasis Therapeutics and La Jolla Pharmaceutical, and we have continued to grow it through our license agreement with Basilea. The portfolio comprises five differentiated commercial stage products. The following table summarizes our marketed products:

Product	Indication	Pivotal Studies (1)	Regulatory Status
GIAPREZA® (angiotensin II)	Septic or other distributive shock(2)	321-patient, multinational, double-blind, randomized, placebo-controlled study	FDA approval Dec 2017 European Commission approval Aug 2019 UK authorization (post-Brexit) Jan 2021
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use	HABP/VABP caused by susceptible isolates of Acinetobacter baumannii-calcoaceticus complex(6)	177-patient, active-controlled, investigator-unblinded, independent assessor-blinded, non-inferiority, phase 3 trial	FDA approval May 2023 China approval May 2024
XERAVA® (eravacycline)	Complicated intra-abdominal infections(3, 4, 5)	446-patient, multi-national, double-blind, randomized, active-controlled study 400-patient, multi-national, double-blind, randomized, active-controlled study	FDA approval Aug 2018 European Commission approval Sep 2018 Singapore approval Apr 2020 UK authorization (post-Brexit) Jan 2021 China approval Mar 2022 Hong Kong approval Aug 2022 Taiwan approval Sept 2023
ZEVTERA® (ceftobiprole)	Staphylococcus aureus bloodstream infection, acute bacterial skin and skin structure infections, community-acquired pneumonia(8, 9)

390-patient randomized, controlled, double-blind, multinational, multicenter trial
679-patient randomized, controlled, double-blind, multinational, multicenter trial
638-patient randomized, controlled, double-blind, multinational, multicenter study

FDA approval April 2024
NUZOLVENCE® (zoliflodacin)	Uncomplicated urogenital gonorrhea due to Neisseria gonorrhoeae(7)	930-patient randomized, controlled, open-label, multinational, non-inferiority phase 3 trial	FDA approval Dec 2025

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
(7)
U.S.: NUZOLVENCE is a spiropyrimidinetrione bacterial type II topoisomerase inhibitor indicated for the treatment of uncomplicated urogenital gonorrhea due to Neisseria gonorrhoeae in adults and pediatric patients 12 years of age and older, weighing at least 35 kg.
(8)
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
(9)
European Union: ZEVTERA is a cephalosporin antibacterial indicated for the treatment of hospital-acquired pneumonia (HAP, excluding ventilator-associated pneumonia, VAP) and community-acquired pneumonia (CAP) in patients 18 years of age and older.

GIAPREZA® (angiotensin II)

GIAPREZA® (angiotensin II) injection is approved by the U.S. FDA as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. GIAPREZA® is approved by the European Commission (“EC”) and by the Great Britain Medicines and Health Care Products Regulatory Agency (“MHRA”) for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. GIAPREZA® mimics the body’s endogenous angiotensin II peptide, which is central to the renin-angiotensin-aldosterone system (“RAAS”), which in turn regulates blood pressure. GIAPREZA® is marketed in the U.S. by La Jolla and is marketed in Europe and Great Britain by PAION Deutschland GmbH, a subsidiary of the Humanwell Healthcare Group, on behalf of La Jolla.

Angiotensin II for the Treatment of High-Output Shock (“ATHOS-3”)

GIAPREZA® was approved by the U.S. FDA, EC and MHRA based on the results of ATHOS-3, which were published in the New England Journal of Medicine in August 2017. ATHOS-3 was a multinational, randomized, double-blind, placebo-controlled study in which 321 adults with septic or other distributive shock who remained hypotensive despite fluid and vasopressor therapy received either GIAPREZA® or placebo, both in addition to background vasopressor therapy. The primary endpoint was mean arterial pressure (“MAP”) response, defined as a MAP of 75 mm Hg or higher or an increase in MAP from baseline of at least 10 mm Hg without an increase in the dose of background vasopressors at Hour 3 (Khanna et al, New England Journal of Medicine 2017; 377:419–430).

ATHOS-3 Study Design(1)

MAP=mean arterial pressure

(1)
Khanna et al, New England Journal of Medicine 2017; 377:419–430
(2)
Standard-of-care vasopressors included norepinephrine, epinephrine, dopamine and vasopressin

GIAPREZA® significantly improved blood pressure response. Specifically, the primary endpoint was achieved by 70% of GIAPREZA®-treated patients compared to 23% of placebo-treated patients (p <0.0001).

ATHOS-3 Primary Endpoint Results

Increase in Mean Arterial Pressure Response[(1),(2)]

80%
70%
60%
50%
40%
30%
20%
10%
0%
70%
p<0.0001
23%
GIAPREZA + SOC
(N=163)
Placebo + SOC
(N=158)

(1)
Charts, graphs and tables derived from FDA prescribing information
(2)
MAP response of 75 mm Hg or higher or an increase from baseline of at least 10 mm Hg at Hour 3 without an increase in the dose of background vasopressors

GIAPREZA® provides the ability to rapidly achieve and adjust therapeutic response. GIAPREZA® rapidly increased MAP with a median time to MAP response of approximately 5 minutes. The plasma half-life of GIAPREZA® is less than 1 minute.

In addition, a positive survival trend was observed. Mortality through Day 28 was 46% on GIAPREZA® and 54% on placebo (hazard ratio 0.78; 95% confidence interval 0.57–1.07).

Positive Survival Trend Observed (N=321)(1),(2)

(1)
Charts, graphs and tables derived from FDA prescribing information
(2)
Khanna et al, New England Journal of Medicine 2017; 377:419–430
(3)
Patients were treated with either GIAPREZA® or placebo, both in addition to background vasopressor therapy

The most common adverse reactions that were reported in greater than 10% of GIAPREZA®-treated patients were thromboembolic events.

Adverse Reactions Occurring in ≥4% of Patients Treated with GIAPREZA® and ≥1.5% More Often than in Placebo-treated Patients(1)

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

Pneumonia and bloodstream infections caused by drug-resistant Acinetobacter can have mortality rates up to 50%. Antibiotic resistance rates of Acinetobacter to current standard-of-care treatments are some of the highest reported, between 30% and 50% in the United States and greater than 90% in parts of Europe and Asia. Acinetobacter resistance to β-lactams is primarily driven by the expression of Class D β-lactamases, often in combination with Class A and/or Class C β-lactamases. There are currently no effective antibiotics specifically indicated for the treatment of multidrug-resistant Acinetobacter infections. Durlobactam is the first clinical-stage BLI with sufficient broad-spectrum activity against class A, C, and D β-lactamases to potentially restore the efficacy of β-lactam antibiotics against multidrug-resistant Acinetobacter.

Sulbactam, the β-lactam antibiotic used in XACDURO® has superior microbiological potency against Acinetobacter compared to other β-lactam antibiotics based on in vitro and in vivo analyses. Historically, physicians used sulbactam to successfully treat Acinetobacter infections before development of broad β-lactamase mediated resistance rendered sulbactam on its own largely ineffective. We believe our data demonstrates that combining durlobactam with sulbactam can effectively restore the activity of sulbactam against multidrug-resistant strains of Acinetobacter.

Acinetobacter Treatment Trial Against Colistin (“ATTACK”)

We completed ATTACK, a Phase 3 registration trial of XACDURO® for the treatment of patients with carbapenem-resistant Acinetobacter infections, with positive top-line data announced in October 2021 and published in The Lancet Infectious Diseases in May 2023. ATTACK enrolled 207 patients at 95 clinical sites in 16 countries. This was a two-part trial with Part A being the randomized, comparative portion (XACDURO® vs colistin) in patients with documented Acinetobacter hospital-acquired bacterial pneumonia (HABP), ventilator-associated bacterial pneumonia (VAPB), ventilated pneumonia (VP), or bacteremia, and Part B being an open-labeled portion including Acinetobacter infections resistant to, or having previously failed colistin or polymyxin B treatment. Baseline Acinetobacter isolates tested were greater than 95% carbapenem resistant.

XACDURO® met the primary efficacy endpoint of 28-day all-cause mortality compared to colistin in the CRABC m-MITT population of Part A. XACDURO® mortality was 19.0% (12/63) compared to 32.3% (20/62) in the colistin arm (treatment difference of -13.2%; 95% CI: -30.0, 3.5). Similar trends were demonstrated in 28-day and 14-day all-cause mortality favoring XACDURO® across all study populations evaluated to date. A statistically significant difference in clinical cure at Test of Cure (TOC) was observed with 61.9% in the XACDURO arm compared to 40.3% in the colistin arm (95% CI 2.9-40.3). In Part B, the 28-day all-cause mortality was 17.9% (5/28) and consistent with that observed in Part A.

Safety analyses from a total of 177 patients treated with XACDURO® suggested that XACDURO® was generally well-tolerated with a favorable safety profile compared to colistin. XACDURO® met the primary safety objective with a statistically significant lower incidence of nephrotoxicity as measured by the RIFLE classification for acute kidney injury. XACDURO® nephrotoxicity was 13.2% (12/91) versus 37.6% (32/85) in the colistin arm (p = 0. 0002). Overall adverse events (AEs) in the safety population were comparable between treatment groups with 87.9% (80/91) in the XACDURO® arm vs. 94.2% (81/86) in the colistin arm in Part A, 89.3% (25/28) in Part B. Drug related AEs were 12.1% (10.7% in Part B) with XACDURO® compared to 30.2% with colistin. The most common non-infectious AEs (≥10%) in the XACDURO® arm were diarrhea (16.5%), allergic and hypersensitivity reactions (16.5%), anemia (13.2%) and hypokalemia (12.1%) in Part A. These AEs were also >10% in the colistin arm as was acute kidney injury.

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

All-cause mortality: Kaplan-Meier analysis of time to death by day 28(1)

(1)
Kaye et al. Lancet Infect Dis. 2023 May 11:S1473-3099(23)00184-6

XERAVA® (eravacycline)

XERAVA® (eravacycline) for injection is approved by the U.S. FDA and Singapore Health Sciences Authority (“HSA”) as a tetracycline class antibacterial indicated for the treatment of cIAI due to susceptible microorganisms in patients 18 years of age and older. XERAVA® is approved by the EC, MHRA, and the Hong Kong Department of Health (“DoH”) for the treatment of cIAI in adults. XERAVA® is marketed in the U.S. by our wholly owned subsidiary, Tetraphase Pharmaceuticals, Inc. (“Tetraphase”), and is marketed in Europe and Great Britain by PAION on behalf of Tetraphase and is marketed in mainland China, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines by Everest Medicines Limited (“Everest”).

cIAIs are the second most common source of severe sepsis in the ICU. cIAIs are defined as consequences of perforations of the gastrointestinal tract that result in contamination of the peritoneal space. In July 2024, XERAVA® was named as a recommended agent for empiric therapy in the updated 2024 SIS treatment guidelines for the management of complicated intra-abdominal infections. SIS also recommended XERAVA® be reserved for high-risk patients.

Investigating Gram-negative Infections Treated with Eravacycline (“IGNITE”)

XERAVA® was approved by the U.S. FDA, HSA, EC, MHRA, and DoH based on the results of IGNITE1 and IGNITE4, which were published in JAMA Surgery in March 2017 and Clinical Infectious Diseases in December 2018, respectively.

IGNITE1 was a multinational, randomized, double-blind, active-controlled study in 538 patients with clinical evidence of cIAIs requiring urgent surgical or percutaneous intervention who received either XERAVA® or ertapenem. The primary endpoint was clinical cure, defined as complete resolution or significant improvement of signs or symptoms of the index infection, at the test of cure (“TOC”) visit. The TOC visit was conducted 25 to 31 calendar days after the first dose of the study drug was administered.

IGNITE4 was a multinational, randomized, double-blind, active controlled study in 499 patients with clinical evidence of cIAIs requiring urgent surgical or percutaneous intervention who received either XERAVA® or meropenem. The primary endpoint was clinical cure, defined as complete resolution or significant improvement of signs or symptoms of the index infection, at the TOC visit. The TOC visit was conducted 25 to 31 calendar days after the first dose of the study drug was administered.

IGNITE1 and IGNITE4 Study Design

(1)
Solomkin et al, JAMA Surgery 2017; 152(3):224-232
(2)
Solomkin et al, Clinical Infectious Diseases 2018; 69(6):921-9
(3)
TOC visit was conducted 25 to 31 calendar days after the first dose of the study drug was administered

XERAVA® demonstrated statistical noninferiority in clinical cure rate in the micro-ITT population, which included all randomized subjects who had baseline bacterial pathogens that caused cIAIs and against at least one of which the investigational drug has in vitro (in a test tube) antibacterial activity (N=846).

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
(3)
Includes Streptococcus anginosus, Streptococcus constellatus, and Streptococcus intermedius
(4)
Includes Bacteroides caccae, Bacteroides fragilis, Bacteroides ovatus, Bacteroides thetaiotaomicron, Bacteroides uniformis, Bacteroides vulgatus, Clostridium perfringens, and Parabacteroides distasonis

The most common adverse reactions that were reported in XERAVA®-treated patients in IGNITE1 and IGNITE4 were infusion site reactions.

Selected Adverse Reactions Reported in ≥1% of Patients Receiving XERAVA®(1)

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

On December 14, 2024, a subsidiary of the Company entered into an exclusive distribution and license agreement with Basilea, for the commercialization of ZEVTERA® in the United States. Under the terms of the agreement, we were granted exclusive marketing rights to ZEVTERA® in the U.S. in exchange for Basilea receiving a $4.0 million upfront payment in addition to tiered royalties and milestones on net sales in the U.S. if certain targets are met. We commercially launched ZEVTERA® in the U.S. in the third quarter of 2025.

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

The results for clinical cure at the test-of-cure visit at Day 7 to 14 after end of treatment are shown below:

NUZOLVENCE®

NUZOLVENCE® (zoliflodacin) was approved by the U.S. FDA on December 12, 2025 as a single oral dose cure for the treatment of uncomplicated gonorrhea caused by the bacterial pathogen N. gonorrhoeae. Gonorrhea is an area of significant medical need and NUZOLVENCE® is the only approved novel single dose treatment that provides monotherapy oral alternative to intramuscular injections of ceftriaxone for the treatment of gonorrhea, including infections caused by drug-resistant strains. NUZOLVENCE® targets the validated mechanism of action of the fluoroquinolone class of antibiotics but does so in a novel manner to avoid existing fluoroquinolone resistance. In November 2023, we reported positive top-line data results of a pivotal Phase 3 trial. The study demonstrated statistical non-inferiority of microbiological cure at the urogenital site when compared to treatment with intramuscular injection of ceftriaxone and oral azithromycin, a current global standard of care regimen. This trial was initiated in 2019 in collaboration with GARDP, who funded all the Phase 3 clinical trial and pharmaceutical development costs and in return received commercial rights for zoliflodacin in WHO-defined low-income and select middle-income countries. We retained commercial rights in all other countries, including the major markets in North America, Europe and Asia-Pacific.

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

N. gonorrhoeae is the bacterial pathogen responsible for gonorrhea and has a strong propensity for uptake of chromosomal DNA from other genera of Neisseria which allows the bacteria to accumulate many mutations in chromosomal genes leading to frequent resistance of antibiotics. For example, penicillin was introduced for N. gonorrhoeae infections in 1943, and initial resistance was reported in 1945. Fluoroquinolone antibiotics were first used to treat gonorrhea in 1949 and have been one of the most successful classes of antibiotics against N. gonorrhoeae, but even so resistance was identified in 1969. One member of this class, ciprofloxacin, was introduced in 1980 and resistance was identified in 1990. More recently cephalosporin antibiotics, notably cefixime, had been widely used for the treatment of gonorrhea due to their oral administration along with a favorable efficacy and safety profile, although resistance by N. gonorrhoeae has been reported since 2007. As widespread use of these antibiotics drove the emergence of drug-resistant N. gonorrhoeae strains, treatment guidelines have subsequently been amended. Ceftriaxone is currently the only CDC-recommended option for the treatment of gonorrhea and, until recently, was administered with azithromycin, a broad-spectrum antibiotic, to provide coverage against other sexually transmitted diseases that tend to occur concurrently with gonorrhea. However, rising resistance of N. gonorrhoeae to azithromycin recently prompted the CDC to now recommend 500mg ceftriaxone monotherapy. Ceftriaxone is administered by intramuscular injection, which can be painful and may require patient monitoring by a healthcare administrator. Although ceftriaxone remains effective in most of the U.S., in Hawaii and Massachusetts, N. gonorrhoeae strains with resistance to azithromycin and ceftriaxone have been reported, and high numbers of resistant strains are now prevalent in many countries across the globe, prompting concerns that multidrug-resistant gonorrhea may become a major community health issue.

Market Opportunity

N. gonorrhoeae is an immediate global public health threat with 82.4 million cases worldwide in 2020 (WHO estimate). Cases of gonorrhea in the United States are estimated at more than one million per year.

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

Zoliflodacin met the prespecified statistical test for non-inferiority when compared to ceftriaxone and oral azithromycin (5.31% (95%CI 1.38, 8.65%)). Non inferiority of zoliflodacin was demonstrated within the pre-specified margin of 12% and, furthermore, within the margin of 10% as specified in U.S. FDA guidance.

Phase 3 trial design

TOC=Test of Cure; IM=intra-muscular; CRO-AZI=ceftriaxone and azithromycin

Efficacy and safety results from Phase 3 trial(1)

TEAE=Treatment emergent adverse event; CRO-AZI=ceftriaxone and azithromycin

(1)
Company data, published on November 6, 2023

Phase 2 clinical proof-of-concept trial: We completed a multi-center, randomized, open-label Phase 2 clinical trial comparing a single oral dose of 2.0g or 3.0g of zoliflodacin to 500mg intramuscular ceftriaxone for the treatment of uncomplicated gonorrhea. In this trial, 179 randomized patients received treatment and zoliflodacin was generally well tolerated, with efficacy outcomes comparable to ceftriaxone. Microbiological eradication and clinical cure in urogenital infections with a single dose of zoliflodacin, the primary endpoint of the trial, was comparable to ceftriaxone, with 100% cure rate in both the 3.0g zoliflodacin and ceftriaxone groups in the per-protocol population. The results of this clinical trial were published in The New England Journal of Medicine in 2018.

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

Preclinical Data

We generated biochemical, microbiological and in vivo data on zoliflodacin. The data suggest that zoliflodacin retains potent activity against contemporary clinical isolates in the U.S., Europe, China, Thailand and South Africa that are resistant to other antibiotic classes including fluroquinolones, which was expected given its novel mechanism of action. In addition, the data show significant resistance against two of the four standard antibiotics indicated for gonorrhea, ciprofloxacin, a fluoroquinolone, and azithromycin, a macrolide.

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

NUZOLVENCE® is a single oral dose treatment for uncomplicated gonorrhea. Gonorrhea is commonly treated with 500mg intramuscular ceftriaxone, a generically available agent. Additional generic cephalosporins and fluoroquinolones are also prescribed but not recommended as primary treatment options given current resistance rates. BLUJEPA® (gepotidacin), developed by GlaxoSmithKline plc and approved by the U.S FDA on December 11, 2025, is the only competitive product for the treatment of uncomplicated urogenital gonorrhea that we are aware of. If we are unable to successfully change treatment practices, the commercial prospects for NUZOLVENCE® will be limited, and our business may suffer.

ZEVTERA® competes with a wide range of generic and branded antibiotics that are used to treat the various infection types for which it is indicated, including: vancomycin, daptomycin, TEFLARO® (ceftaroline, marketed by Allergan Sales, LLC). If we are unable to successfully change treatment practices, the commercial prospects for ZEVTERA® will be limited, and our business may suffer.

Regulatory Exclusivity

GIAPREZA®, XACDURO®, XERAVA®, ZEVTERA® and NUZOLVENCE® are New Chemical Entities (“NCEs”) approved by the U.S. FDA. In the U.S., NCEs approved by the FDA are eligible for market exclusivity under the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”), which can prevent the approval of generic versions of the NCE for 5 to 7.5 years from the date of the initial approval of the NCE. Specifically, the FDCA provides a 5-year period of marketing exclusivity within the U.S. to the applicant that gains approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (“ANDA”) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all of the data required for approval. However, an application may be submitted 4 years after the NDA approval of the NCE if it contains a certification of patent invalidity or non-infringement. Should the NDA holder commence litigation against the ANDA filer within 45 days of receipt of the certification notice, an automatic stay of the approval of any generic competition goes into effect until the earlier of: (i) 30 months from the receipt of the certification; or (ii) a court ruling of patent invalidity or non-infringement for the relevant patents. In the absence of a court ruling, the 30-month stay will be extended by such amount of time (if any) that is required for 7.5 years to have elapsed from the date of NDA approval of the NCE.

ZEVTERA® and NUZOLVENCE® were each provided ten years of market exclusivity by the FDA from the date of approval in April 2024 and December 2025, respectively.

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

Manufacturing

Manufacturing of RELVAR®/BREO® ELLIPTA® (FF/VI) and ANORO® ELLIPTA® (UMEC/VI) is performed by GSK.

We rely on third-party manufacturers to produce GIAPREZA®, XACDURO®, XERAVA® and NUZOLVENCE®, and expect to continue to do so in the foreseeable future to meet our development and commercial needs. In all of our manufacturing agreements, we require that contract manufacturers produce active pharmaceutical ingredients (“APIs”) and drug products in accordance with the FDA’s current Good Manufacturing Practices (“cGMPs”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to GIAPREZA®, XACDURO®, XERAVA® and NUZOLVENCE®. The long-term commercial success of GIAPREZA®, XACDURO®, XERAVA® and NUZOLVENCE® will depend in part on the ability of our contract manufacturers to supply cGMP-compliant API and drug product without interruption.

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

Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all the approved products for a particular indication. For example, in the U.S. and most major foreign markets, drugs like GIAPREZA®, XERAVA®, XACDURO® and ZEVTERA® that are administered in the hospital must be purchased by the hospital and generally are not reimbursed by third-party payors. Hospitals instead are reimbursed for patient cases based on patients’ diagnosed conditions under the U.S. Medicare diagnosis-related group (“DRG”) system or other like systems for non-Medicare patients in the U.S. and in most major foreign markets. Adoption of new drugs that are administered in the hospital generally occurs more slowly than adoption of new drugs that are taken on an outpatient basis, which generally are paid for by third-party payors.

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

Healthcare and Other Reform

In the United States, there have been and continue to be significant legislative and regulatory initiatives at the federal and state levels to contain healthcare costs and reform the delivery of and payment for healthcare products and services. These initiatives include measures intended to reduce prescription drug spending and modify coverage and reimbursement under government healthcare programs.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), expanded healthcare coverage and implemented changes affecting pharmaceutical manufacturers, including increased Medicaid rebate obligations, expanded eligibility for the 340B drug pricing program, and discounts under Medicare Part D. Although the ACA has been subject to legislative modifications and judicial challenge, it remains in effect. Future legislative or regulatory efforts could further amend or revise its provisions, which may affect coverage, reimbursement, and net pricing for our products.

More recently, the Inflation Reduction Act of 2022 (“IRA”) introduced significant reforms to Medicare drug pricing. Among other provisions, the IRA authorizes the Centers for Medicare & Medicaid Services (“CMS”) to negotiate maximum fair prices for certain high-expenditure drugs covered under Medicare Part B and Part D, imposes inflation-based rebates on certain drugs whose prices increase faster than statutory benchmarks, and redesigns the Medicare Part D benefit structure, including shifting greater financial responsibility to manufacturers. CMS has begun implementing these provisions, and additional guidance and rulemaking are ongoing. These measures, and their potential expansion in the future, may reduce reimbursement rates, increase our rebate obligations, or otherwise negatively affect net revenues.

Federal legislative proposals have also sought to address drug affordability through reference pricing models, enhanced pricing transparency requirements, rebate reforms, and importation initiatives. In addition, general federal cost-control measures, including sequestration under the Budget Control Act of 2011, as amended, have resulted in reductions to Medicare payments to providers and may continue to impact overall healthcare spending.

State governments have likewise enacted and proposed legislation intended to control drug costs, including measures focused on price transparency, reporting requirements, limits on price increases, bulk purchasing initiatives, importation programs, and other reimbursement or patient access constraints. These state-level initiatives may increase compliance burdens and affect pricing flexibility.

With respect to anti-infective and antimicrobial products, legislative proposals have sought to create economic incentives to stimulate development and stewardship. For example, the DISARM Act and the PASTEUR Act have been introduced in Congress to encourage the development and appropriate use of novel antimicrobial drugs through reimbursement reforms and subscription-based funding mechanisms. It remains uncertain whether such legislation will be enacted or, if enacted, how it would be implemented.

The cumulative impact of federal and state healthcare reform measures, including the IRA and potential future reforms, may reduce coverage, reimbursement levels, or pricing flexibility for our current or future products. We cannot predict the ultimate content, timing, or effect of ongoing or future healthcare reform efforts. Any significant changes to government healthcare programs, reimbursement methodologies, or statutory rebate and discount obligations could adversely affect our business, financial condition, and results of operations.

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

GIAPREZA®

As of February 13, 2026, the licensed intellectual property portfolio relating to GIAPREZA® included 12 issued U.S. patents, 2 pending U.S. patent applications, 10 issued foreign patents and 12 pending foreign patent applications. The issued U.S. patents, and patents that may issue from the pending U.S. patent applications, will expire between 2029 and 2034, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign patent applications, will expire in 2034, absent any disclaimers, extensions, or adjustments of patent term.

As of February13, 2026, the intellectual property portfolio relating to GIAPREZA® also included 4 issued U.S. patents, 7 pending U.S. patent applications, 10 issued foreign patents and 7 pending foreign patent applications. The issued U.S. patents, and patents that may issue from the pending U.S. patent applications, will expire between 2034 and 2040, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign patent applications, will expire between 2034 and 2040, absent any disclaimers, extensions, or adjustments of patent term.

XACDURO®

As of February 13, 2026, we owned 4 issued U.S. patents, 118 issued foreign patents, 2 pending foreign patent applications, 1 pending U.S. patent application, and 1 pending patent cooperation treaty (“PCT”) application relating to XACDURO®. The issued U.S. patents have an expiration date of April 2, 2033 and November 17, 2035, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign applications, will likewise have an expiration date of April 2, 2033 and November 17, 2035, absent any disclaimers, extensions, or adjustments of patent term. An issued patent arising from the pending priority PCT application will have an expiration date of May 16, 2045, absent any disclaimers, extensions, or adjustments of patent term.

XERAVA®

As of February 13, 2026, we owned 2 issued U.S. patents, 1 pending U.S. patent application, 17 issued foreign patents and 3 pending foreign patent applications relating to XERAVA®. The issued U.S. patents, and the patent that may issue from the pending U.S. patent application, will have an expiration date of August 7, 2029, absent any disclaimers, extensions, or adjustments of patent term. The term of one of the U.S. patents has received 315 days of patent term adjustment. The foreign patents, and patents that may issue from the pending foreign applications, will likewise have an expiration date of August 7, 2029, absent any disclaimers, extensions, or adjustments of patent term.

As of February 13, 2026, we also filed applications for Supplementary Protection Certificates based on European Patent No. 2323972 covering the composition of matter and use of XERAVA®. Some applications have been granted and others are pending.

In addition, as of February 13, 2026, we also owned 3 issued U.S. patents, 1 pending U.S. patent application, 10 granted foreign patents and 5 pending foreign patent applications that relate to crystalline forms of eravacycline. The issued U.S. patents and any U.S. patent that may issue from the pending patent application will expire in 2037 absent any disclaimers, extensions, or adjustments of patent term. Likewise, the foreign patents and any foreign patents that may issue from the pending foreign patent applications will expire in 2037. We also owned 4 issued U.S. patents, 1 pending U.S. patent application, 23 issued foreign patents and 2 pending foreign patent applications relating to other tetracycline-related intellectual property.

NUZOLVENCE®

As of February 13, 2026, we owned seven issued U.S. patents, 75 issued foreign patents as well as one pending foreign patent application. The issued foreign patents are in several jurisdictions, including Australia, Brazil, Canada, China, Eurasia, the European Union, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea, Taiwan and the United Kingdom. Issued U.S. and foreign patents and patents issuing from pending U.S. and foreign applications have expiration dates of October 2029, January 2034 and May 2035.

Trademarks, Trade Secrets and Know-How

Our trademark portfolio currently consists of various registered trademark and service mark rights for various marks in several jurisdictions, including the United States, the European Union, Japan, Argentina, Australia, Brazil, Canada, China, Colombia, Hong Kong, India, Iceland, Indonesia, Israel, Liechtenstein, Malaysia, Mexico, New Zealand, Norway, the Russian Federation, Saudi Arabia, South Africa, South Korea, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates and the United Kingdom, and pending applications in other jurisdictions. In connection with the ongoing development and advancement of our products and services in the United States and various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate. In addition to patents and trademark protection, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants, and invention assignment agreements with our employees. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our Strategic Partnership with Sarissa Capital

Strategic Advisory Agreement

On December 11, 2020, we entered into a Strategic Advisory Agreement (the “Services Agreement”) with Sarissa Capital Management LP (“Sarissa Capital”), pursuant to which Sarissa Capital provides a variety of strategic services to us in order to assist us in the development and execution of our acquisition strategy intended to diversify our assets and the potential sources of revenue. Sarissa Capital was considered to be a related party up until the annual stockholders meeting in May 2025 after which there were no representatives of Sarissa Capital serving on our Board of Directors.

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

In October 2024, we made an election to unwind the capital accounts in the Partnership in accordance with the terms of the Partnership Agreement. We received cash distributions of $121.0 million during the year ended December 31, 2025 and expect to receive distributions of our capital accounts through April 2026.

Human Capital

As of December 31, 2025, we had 159 employees, all of whom were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we consider our relations with our employees to be good. We also hire consultants and contract with third parties, as needed, to provide additional resources to support our business activities.

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

Information about our Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of February 13, 2026:

Name	Age	Positions Held
Pavel Raifeld	42	Chief Executive Officer
Stephen Basso	60	Chief Financial Officer
Marianne Zhen	57	Chief Accounting Officer

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
•
Our debt including our convertible notes are senior in capital structure and cash flow, respectively, to our common stockholders. Satisfying the obligations relating to our debt could adversely affect our liquidity or the amount or timing of potential distributions to our stockholders.
•
GSK has indicated to us that it believes its consent may be required before we can engage in certain royalty monetization transactions with third parties, which may inhibit our ability to engage in these transactions.
•
If clinical trials of our and our related parties' product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of that product candidate.

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

Risks Related to our Business and Industry

Currently, we derive the majority of our revenues from GSK and our near-term success depends in large part on GSK’s ability to successfully develop and commercialize the products in the respiratory programs partnered with GSK.

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

The Inflation Reduction Act of 2022 (“IRA”) establishes a drug price negotiation program under which the Centers for Medicare & Medicaid Services (“CMS”) is authorized to negotiate maximum fair prices (“MFPs”) for certain high-expenditure, single-source drugs reimbursed under Medicare Part D and Part B. RELVAR®/BREO® ELLIPTA® has been selected for negotiation under this program, with its negotiated MFP scheduled to take effect beginning January 1, 2027, and ANORO® ELLIPTA® has been selected in a subsequent negotiation cycle, with its negotiated MFP expected to take effect in 2028. As a result, these products will be subject to government-negotiated prices in the Medicare channel, which is expected to result in lower net realized prices relative to historical levels and may also influence pricing dynamics in the commercial market through reference pricing, formulary positioning, or other payer actions.

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

We have net operating loss carryforwards and other significant U.S. tax attributes that we believe could offset otherwise taxable income in the U.S. The net operating loss carryforwards available in any year to offset our net taxable income will be reduced following a more than 50% change in ownership during any period of 36 consecutive months (an “ownership change”) as determined under the Code. Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. We have conducted an analysis to determine whether an ownership change had occurred since inception through December 31, 2025 and concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. Subsequent changes in our ownership or sale of our stock could have the effect of limiting the use of our net operating losses in the future. There may be certain annual limitations for utilization based on the above-described ownership change provisions. In addition, we may not be able to have sufficient future taxable income prior to their expiration because certain net operating losses have carryforward periods. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

We have a significant amount of debt including our convertible notes that are senior in capital structure and cash flow, respectively, to our common stockholders. Satisfying the obligations relating to our debt could adversely affect our liquidity or the amount or timing of potential distributions to our stockholders.

As of December 31, 2025, we had $261.0 million in total debt outstanding, comprised of the principal outstanding under our convertible notes due 2028 (the “2028 Notes”). The 2028 Notes are unsecured debt. Holders of the 2028 Notes may require us to purchase all or any portion of their 2028 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock. In addition, to the extent we pursue and complete a monetization transaction or a transaction that modifies our corporate structure, the structure of such transaction may qualify as a fundamental change under the 2028 Notes, which could trigger the put rights of the holders of the 2028 Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any Notes put to us.

Satisfying the obligations of this debt could adversely affect the amount or timing of any distributions to our stockholders. We may choose to satisfy, repurchase, or refinance this debt through public or private equity or debt financings if we deem such financings available on favorable terms. If any or all of the 2028 Notes are not converted into shares of our common stock before the maturity date, we will have to pay the holders the full aggregate principal amount of the 2028 Notes then outstanding. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these obligations, it may result in a default under the indenture, which could result in a default under certain of our other debt instruments, if any. Any such default would harm our business and the price of our securities could fall.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct the clinical trials for our products and product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with applicable regulatory requirements.

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

Our reliance on third parties to manufacture our product candidates and approved products increases the risk that we will not have sufficient quantities of our product candidates or approved products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities to produce clinical supplies of the product candidates that we are developing or evaluating or commercial supplies of our approved products. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical scale or our approved products on a commercial scale. We currently rely on third parties for supply of our product candidates and approved products, and our strategy is to outsource all manufacturing of our product candidates and approved products, if any, to third parties.

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

Our and our investees' reliance on non-profit and government funding for certain of our and our investees' programs adds uncertainty to our and our investees' research, development and commercialization efforts with respect to those programs and may impose requirements that increase the costs of the research, development and commercialization of product candidates developed under those non-profit and government-funded programs.

We may not have the right to prohibit the U.S. government from using certain technologies developed by us and our investees, and may not be able to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts.

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

In addition to government funding, we receive grants and other financial support from non-profit organizations and philanthropic funders to support our research and development activities. Such funding is typically awarded for specified research programs and is subject to milestone-based payments, reporting requirements, intellectual property restrictions, stewardship obligations, and other compliance conditions similar to those imposed under government awards. If we fail to comply with these requirements, we may be required to repay funds, become ineligible for future funding, and suffer reputational harm.

Our reliance on non-profit and philanthropic funding subjects us to risks outside of our control, including the availability of funding, changes in the strategic priorities of funding organizations, economic downturns affecting charitable giving, and the discontinuation or reduction of grant programs. Non-profit funders may also impose restrictions on the use, licensing, pricing, or commercialization of technologies developed with their support, which could limit our flexibility in pursuing commercial opportunities or entering into strategic collaborations. Any reduction, delay, or termination of such funding could materially adversely affect our research programs, financial condition, and results of operations.

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

The FDA and the EMA have each established regulations to govern the product development and approval process, as have other foreign regulatory authorities. The policies of the FDA, the EMA and other regulatory authorities may change. In the U.S., Congress has enacted significant healthcare and FDA-related legislation in recent years, including the 21st Century Cures Act and subsequent user fee reauthorization acts, and may continue to consider additional reforms affecting drug development, clinical trial requirements, approval standards, manufacturing oversight and post-approval obligations. The FDA has also issued numerous guidance documents and initiatives addressing, among other topics, the use of real-world evidence, decentralized and hybrid clinical trials, diversity in clinical trial enrollment, data integrity, cybersecurity, manufacturing quality, and the development of antibacterial and antifungal therapies. We cannot predict what if any effect the Cures Act or any existing or future guidance from the FDA or other regulatory authorities will have on the development of our product candidates.

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

Historically, much of our current and near-term projected revenues have been derived from products under the GSK Agreements. We expect royalties from such products will likely continue to comprise a portion of our revenues in the future. Any action or inaction by either GSK or us that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between the parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non‑performance of contractual obligations and allegations of non‑performance, disagreements over the relative marketing and sales efforts for our partnered products and other GSK respiratory products, disputes over public statements, and similar matters.

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
•
constraints on the movement of products and supplies through the supply chain, which can disrupt our ability to conduct clinical trials and develop and commercialize our products;
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

The price of our securities has been volatile and may continue to be so. Between January 1, 2025 and December 31, 2025, the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market varied between $16.67 and $22.28 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years.

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

During the year ended December 31, 2025, we did not identify any risks from known cybersecurity threats, including because of any prior cybersecurity incidents, that have materially affected us. However, in the future, we may face certain ongoing cybersecurity risks or threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Our operations could be disrupted by failure of our information systems or cyber-attacks.”

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

ITEM 2. PROPERTIES

As of December 31, 2025, the following are the material properties that we occupy:

Property Description	Location	Square Footage	Owned or Leased	Lease Term End Date
Office space	Burlingame, CA	2,111	Leased	December 2027
Office space	Waltham, MA	15,500	Leased	March 2029
Office space and laboratory facility	Lexington, MA	22,881	Leased	April 2036

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

Holders

As of February 13, 2026, there were 53 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans: See Part III, Item 12 of this Form 10-K for additional information required.

Purchases of Equity Securities by the Issuer

The following table reflects share repurchases of our common stock for the three months ended December 31, 2025:

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
November 3, 2025 to November 30, 2025	—	—	—	$125,000,000
December 1, 2025 to December 31, 2025	227,855	$20.09	227,855	$120,422,367
Total	227,855	$20.09	227,855

(1) On November 3, 2025, the Board of Directors of Innoviva authorized a share repurchase program under which we may repurchase up to $125.0 million of our outstanding shares of common stock. The repurchase program authorized the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on December 31, 2020 and ending on December 31, 2025, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the Nasdaq S&P Small Cap 600 Pharma Index and (iii) the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on December 31, 2020 in each of (1) our common stock, (2) the Nasdaq Composite Index, (3) the Nasdaq S&P Small Cap 600 Pharma Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Innoviva, Inc., the Nasdaq Composite Index, Nasdaq Biotechnology Index, and Nasdaq S&P Small Cap 600 Pharma Index.

$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
INVA TR
NASDAQ Composite TR
NASDAQ Biotechnology Index TR
S&P SmallCap 600 Pharma TR

* $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.

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

Management Overview

Innoviva, Inc. (and where context requires, together with its subsidiaries referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is a diversified biopharmaceutical company with a core royalties portfolio, a leading critical care and infectious disease platform known as Innoviva Specialty Therapeutics (“IST”), and a portfolio of strategic healthcare assets.

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

Our wholly owned, robust critical care and infectious disease operating platform with a hospital focus, is anchored by five differentiated approved, commercial and marketed products:

•
GIAPREZA® (angiotensin II) for increasing blood pressure in adults with septic or other distributive shock;
•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use for the treatment of hospital-acquired and ventilator-associated bacterial pneumonia caused by Acinetobacter, commercially launched in 2023;
•
XERAVA® (eravacycline) for the treatment of complicated intra-abdominal infections in adults;
•
ZEVTERA® (ceftobiprole), an advanced-generation cephalosporin antibiotic for the treatment of staphylococcus aureus bacteremia, including those with right-sided endocarditis, acute bacterial skin and skin structure infections, and community-acquired bacterial pneumonia, licensed from Basilea Pharmaceutica Ltd, Allschwil (SIX: BSLN) (“Basilea”) for U.S. commercialization and commercially launched in the third quarter of 2025; and
•
NUZOLVENCE® (formerly known as zoliflodacin), approved by the FDA on December 12, 2025, for the treatment of uncomplicated urogenital gonorrhea in adults and adolescents

In addition, we own other strategic healthcare assets, such as a significant stake in Armata Pharmaceuticals, Inc. (“Armata”), a leader in development of bacteriophages with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies through our portfolio approach.

Our disciplined focus on deploying capital in areas of significant unmet medical need with high value creation potential has driven a meaningful transformation of our company over the years from a pure-play royalty business to a diversified biopharmaceutical company with a strong, fast-growing, differentiated operating platform and multiple other assets with significant promise. We believe we are well-positioned to deliver significant long-term shareholder value.

Our company structure and organization are tailored to our focused activities of managing our respiratory assets partnered with GSK, commercializing our marketed products, developing our product candidates, optimizing capital allocation, and providing for certain essential reporting and management functions of a public company. As of December 31, 2025, we had 159 employees.

Financial Highlights

•
Total revenue: Total revenue for the fourth quarter 2025 was $114.6 million, representing 25% growth compared to total revenue of $91.8 million for the fourth quarter 2024. Total revenue for the full year 2025 was $411.3 million, reflecting 15% growth compared to total revenue of $358.7 million for the full year 2024.
•
Royalty revenue: Fourth quarter 2025 gross royalty revenue from GSK was $58.4 million and full year was $250.3 million, compared to $66.0 million for the fourth quarter 2024 and $255.6 million for the full year 2024.
•
Net product sales: Fourth quarter 2025 net product sales were $59.1 million, more than doubling from $28.9 million in the same quarter of 2024. Full year 2025 net product sales were $172.1 million, an increase of 77% compared to $97.5 million for the full year 2024.
o
For the fourth quarter 2025, U.S. net product sales were $33.9 million and ex-U.S. net product sales were $25.1 million. Fourth quarter 2025 U.S. net product sales primarily consisted of $19.3 million from GIAPREZA®, $10.7 million from XACDURO®, and $3.8 million from XERAVA®.
o
For the full year 2025, U.S. net product sales were $119.2 million and ex-U.S. net product sales were $52.9 million. Full year 2025 U.S. net product sales primarily consisted of $71.8 million from GIAPREZA®, $33.4 million from XACDURO®, and $13.3 million from XERAVA®.
•
Income from operations: Fourth quarter 2025 income from operations was $39.0 million, compared to $43.1 million for the fourth quarter 2024. Full year 2025 income from operations was $163.7 million, compared to $166.9 million for the full year 2024, reflecting continued investments in research and development.
•
Equity and long-term investments: Fourth quarter and full year 2025 net favorable changes in fair values of equity and long-term investments totaled $153.8 million and $161.6 million, respectively, and were primarily attributable to share price appreciation of Armata. Innoviva’s portfolio of strategic assets held through the Company’s various subsidiaries was valued at $614.0 million as of December 31, 2025, and consisted of $397.9 million in Armata investments, $136.4 million in other strategic equity and convertible debt investments, and $79.7 million in investments held by ISP Fund.
•
Net income: Fourth quarter 2025 net income of $164.2 million ($2.19 basic earnings per share) and full year 2025 net income of $271.2 million ($4.02 basic earnings per share) were driven primarily by higher revenue and the positive impact of changes in the fair values of equity and long-term investments.
•
Cash and cash equivalents: Totaled $550.9 million. Royalty and net product sales receivables totaled $93.3 million as of December 31, 2025.

Key Business and R&D Highlights

•
NUZOLVENCE® (zoliflodacin): a first-in-class, single-dose oral medication for the treatment of uncomplicated urogenital gonorrhea due to Neisseria gonorrhoeae in adults and pediatric patients 12 years and older weighing at least 35kg, developed in partnership with The Global Antibiotic Research & Development Partnership (“GARDP”).
o
In December 2025, IST received FDA approval of NUZOLVENCE® for the treatment of uncomplicated urogenital gonorrhea.
o
FDA approval was based on results from the largest Phase 3 clinical trial ever conducted for a new treatment against Neisseria gonorrhoeae infection in regions with a high prevalence of gonorrhea across five countries.
o
Additionally, in December 2025, the positive NUZOLVENCE® Phase 3 data for the treatment of uncomplicated urogenital gonorrhea were published in The Lancet.
o
The Company plans to commercialize NUZOLVENCE® in the second half of 2026, either in collaboration with a commercialization partner or independently.

•
In October 2025, IST delivered data from from six presentations at IDWeek 2025, including clinical data, pharmacokinetic/pharmacodynamic analyses, and microbiologic surveillance from its growing portfolio of antibiotics and critical care medicines.
•
Both ZEVTERA® (ceftobiprole medocaril sodium) and XACDURO® (sulbactam for injection; durlobactam for injection) were nominated for the 2025 Prix Galien USA Award for Best Pharmaceutical Product by the Galien Foundation, one of the most prestigious honors in the biopharmaceutical and medical technology fields, celebrating groundbreaking achievements that drive meaningful progress.
•
Capital Allocation
o
Since the inception of the share repurchase program, the Company has repurchased 797,298 shares for $16.0 million.
o
In October 2025, Innoviva invested $17.5 million in the Series B Preferred Stock of Beacon Biosignals, Inc., an AI-driven neurotechnology company developing treatments for neurological, psychiatric, and sleep disorders.

Collaborative Arrangements with GSK

LABA Collaboration

In November 2002, we entered into the LABA Collaboration Agreement with GSK to develop and commercialize once-daily LABA products for the treatment of chronic obstructive pulmonary disorder (“COPD”) and asthma (the “LABA Collaboration Agreement”). For the treatment of COPD, the collaboration has developed the following combination products:

•
RELVAR®//BREO® ELLIPTA® (“FF/VI”) (BREO® ELLIPTA® is the proprietary name in the U.S. and Canada and RELVAR® ELLIPTA® is the proprietary name outside the U.S. and Canada), a once-daily combination medicine consisting of a LABA, vilanterol (VI), and an inhaled corticosteroid (“ICS”), fluticasone furoate (“FF”), and
•
ANORO®ELLIPTA® (“UMEC/VI”), a once-daily medicine combining a long-acting muscarinic antagonist (“LAMA”), umeclidinium bromide (“UMEC”), with a LABA, vilanterol (VI).

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

Strategic Partnership with Sarissa Capital

Strategic Advisory Agreement

On December 11, 2020, we entered into a Strategic Advisory Agreement (the “Services Agreement”) with Sarissa Capital Management LP (“Sarissa Capital”), pursuant to which Sarissa Capital provides a variety of strategic services to us in order to assist us in the development and execution of our acquisition strategy. The services are provided free of charge to us. Sarissa Capital was considered to be a related party up until the annual stockholders meeting in May 2025 after which there were no representatives of Sarissa Capital serving on our Board of Directors.

Partnership Agreement

On December 11, 2020, Innoviva Strategic Partners LLC (“Strategic Partners”), our wholly owned subsidiary, entered into a subscription agreement (the “Subscription Agreement”) and an Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”) pursuant to which Strategic Partners became a limited partner of ISP Fund LP (the “Partnership”). The general partner of the Partnership (the “General Partner”) is an affiliate of Sarissa Capital and, pursuant to an investment management agreement, Sarissa Capital acts as the investment adviser to the Partnership. Strategic Partners made a $300.0 million initial contribution into the Partnership. The Partnership was formed for the purposes of investing in equity securities in the healthcare, pharmaceutical and biotechnology industries. The Partnership Agreement provides for Sarissa Capital to receive a customary one percent management fee from the Partnership, payable quarterly in advance, measured based on the Net Asset Value of Strategic Partners’ capital account in the Partnership. In addition, the General Partner is entitled to a customary 10% annual performance allocation based on the Net Profits of the Partnership during the annual measurement period. The Partnership Agreement includes a lock-up period of thirty-six months after which Strategic Partners is entitled to make withdrawals from the Partnership as of such lock-up expiration date and each anniversary thereafter, subject to certain limitations. In 2024, the lock-up period expired, and we elected to unwind the capital accounts in the Partnership. We expect to receive distributions through April 2026.

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

We may also enter into contracts that involve a series of manufacturing processes for products and related components. For any distinct performance obligation where the manufacturing process does not create an asset with alternative use and there is an enforceable right to payment for the performance completed to date, the related revenue is recognized over time. For these performance obligations satisfied over time, we use an input method to measure progress. Specifically, we apply the cost-to-cost method, under which progress is calculated as the ratio of costs incurred to date relative to the total estimated costs of the contract. This method most accurately depicts the transfer of value to the customer because costs incurred are determined to be proportionate to our performance in satisfying the obligation. Estimated total contract costs are reassessed periodically. Changes in estimates are accounted for prospectively as changes in estimates.

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

Equity and Other Investments

Our investments in Armata include a convertible note (the “Armata Convertible Note”) and term loans issued in July 2023, March 2024, March 2025 and August 2025, all of which are classified as Level 3 financial instruments. The Armata Convertible Note is measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. We measure the term loans at fair value using an income approach based on the discounted value of expected future cash flows.

Our Level 3 financial instruments include Syndeio Biosciences, Inc. (“Syndeio”) (formerly known as Gate Neurosciences, Inc.) convertible promissory notes issued in November 2021 and March 2025, and private placement positions held by ISP Fund LP as these securities are not publicly traded and the assumptions used in the valuation model for valuing these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies. We measure the Syndeio convertible promissory note at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Syndeio, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised. Valuation models applied for the private placement positions held by ISP Fund LP may include the Black-Scholes-Merton pricing model, the Monte Carlo simulation model and other applicable valuation models. Key assumptions involve inputs to the Black-Scholes-Merton pricing model, probability rates of certain events and scenarios applied in the Monte Carlo simulation model and discount rates, as appropriate. The Monte Carlo simulation model also incorporates assumptions made based on transaction details such as the security’s stock price, the expected term, maturity, risk-free interest rates and dividend yield, as well as volatility.

In addition, we hold a convertible note in Lyndra Therapeutics, Inc., which is classified as Level 3 financial instrument. We measure the convertible note at fair value using an income approach based on the discounted value of probability-weighted cash flow estimates.

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
Royalties – RELVAR/BREO	$204,021	$207,925	$208,042	$(3,904)	(2)%	$(117)	(0)%
Royalties – ANORO	46,281	47,631	44,627	(1,350)	(3)%	3,004	7%
Total royalties	250,302	255,556	252,669	(5,254)	(2)%	2,887	1%
Less: amortization of capitalized fees paid	(13,823)	(13,823)	(13,823)	—	*	—	*
Total net royalty revenue	$236,479	$241,733	$238,846	$(5,254)	(2)%	$2,887	1%

* Not Meaningful

Total royalty revenue, net, decreased to $236.5 million for the year ended December 31, 2025, compared to $241.7 million for the year ended December 31, 2024. The decrease in total net royalty revenue was primarily due to lower net sales driven by pricing pressures in the United States.

Total royalty revenue, net, increased to $241.7 million for the year ended December 31, 2024, compared to $238.8 million for the year ended December 31, 2023. The increase in total net royalty revenue was primarily due to the sales growth in ANORO® ELLIPTA®.

Net Product Sales

Total product sales, net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
U.S.
GIAPREZA®	$71,831	$53,410	$40,761	$18,421	34%	$12,649	31%
XERAVA®	13,341	12,777	12,441	564	4%	336	3%
XACDURO®	33,448	14,668	2,003	18,780	128%	12,665	*
ZEVTERA®	610	—	—	610	*	—	*
Total U.S.	119,230	80,855	55,205	38,375	47%	25,650	46%
Rest of the world
GIAPREZA®	1,780	1,627	533	153	9%	1,094	205%
XERAVA®	10,175	8,608	4,879	1,567	18%	3,729	76%
XACDURO®	40,945	6,402	—	34,543	*	6,402	*
Total rest of the world	52,900	16,637	5,412	36,263	218%	11,225	207%
Total net product sales	$172,130	$97,492	$60,617	$74,638	77%	$36,875	61%

* Not Meaningful

Our net product sales increased during the periods presented, driven by higher sales volume resulting from our strategic commercialization efforts and dedication to delivering our critical care products to healthcare systems. The increase in XACDURO® ex-U.S. product sales is attributable mainly to product sales under an interim supply agreement with Zai Lab, which is billed at cost.

License and Other Revenue

License and other revenue, as compared to the prior years, were as follows:

				Change
	Twelve Months Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
License and other revenue	$2,719	$19,486	$11,000	$(16,767)	(86)%	$8,486	77%

License revenue for the year ended December 31, 2025 was derived primarily from the continuing activities related to the Amended Zai Agreement and the Zai Manufacturing Stage Transfer Agreement, which both commenced in 2024.

We recognized $8.0 million in license and other revenue for the year ended December 31, 2024 as a result of the achievement of a regulatory milestone under our license agreement with Zai Lab. We also recognized $8.1 million and $3.4 million in license and other revenue under the aforementioned Amended Zai Agreement and Zai Manufacturing Stage Transfer Agreement, respectively.

We recognized license and other revenue of $8.0 million and $3.0 million for the year ended December 31, 2023 as a result of achievement of regulatory milestones under our license agreements with Everest and Zai Lab, respectively.

Cost of Products Sold

Cost of products sold, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
Cost of product sold	$77,384	$36,598	$41,040	$40,786	111%	$(4,442)	(11)%

The cost of products sold also includes the inventory step-up value from the acquisition of La Jolla, which is recorded upon the sale of such inventory. The step-up value included above amounted to $4.8 million, $13.8 million and $27.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our cost of products sold increased during the year ended December 31, 2025 presented, driven by higher product sales volume. As of December 31, 2025, our total inventory included the remaining net fair value adjustments resulting from the acquisition of La Jolla of approximately $3.4 million, which will be recognized as cost of products sold when sales occur in future periods.

Research & Development

Research and development expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
Research and development	$30,604	$13,654	$33,922	$16,950	124%	$(20,268)	(60)%

Research and development expenses consisted of the following:

				Change
	Year Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
External services	$15,704	$7,408	$20,051	$8,296	112%	$(12,643)	(63)%
Compensation and related personnel costs	5,284	4,948	10,081	336	7%	(5,133)	(51)%
Acquired IPR&D	9,368	—	—	9,368	*	—	*
Facilities related	53	733	2,483	(680)	(93)%	(1,750)	(70)%
Other	195	565	1,307	(370)	(65)%	(742)	(57)%
Total research and development expenses	$30,604	$13,654	$33,922	$16,950	124%	$(20,268)	(60)%

Research and development expenses for the year ended December 31, 2025 included $9.4 million of allocated cost for acquired in-process research and development (“IPR&D”) related to the Lynx™ long-acting drug delivery platform as discussed in Note 14, “Asset Acquisition”, in the Consolidated Financial Statements. During the year ended December 31, 2025, we also incurred costs related to the continued advancement of NUZOLVENCE®. Research and development expenses for the year ended December 31, 2024 were mainly attributable to post marketing commitments required by the FDA and ongoing product development. Research and development expenses for the year ended December 31, 2023 were mainly attributable to our product development efforts for XACDURO®.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
Selling, general and administrative	$113,318	$115,690	$98,232	$(2,372)	(2)%	$17,458	18%

Our selling, general and administrative expenses are primarily attributable to efforts to promote our marketed critical care products and drive revenue, maintain regulatory compliance, and support essential administrative functions. Selling, general and administrative expenses decreased by $2.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, during which included incremental expenditures related to the September 2023 commercial launch of XACDURO®.

Selling, general and administrative expenses increased by $17.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was mainly due to the reallocation of resources from the research and development function, focusing on regulatory compliance since May 2023 after the FDA approval of XACDURO®, and enhanced commercial strategies resulting from our ongoing efforts to promote and deliver our marketed critical care products.

Interest and Dividend Income and Other Expense, Net

Interest and dividend income and other expense, net, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
Interest and dividend income	$21,086	$19,141	$15,818	$1,945	10%	$3,323	21%
Other expense, net	(2,864)	(2,997)	(4,969)	133	(4)%	1,972	(40)%

Interest and dividend income increased for the years ended December 31, 2025 and 2024, due to higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, primarily consisted of expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
Interest expense	$(16,698)	$(22,209)	$(19,157)	$5,511	(25)%	$(3,052)	16%

The interest expense for the periods presented included the contractual interest expense and the amortization of debt issuance costs for our 2025 Notes and 2028 Notes, as well as effective interest expense on our deferred royalty obligation related to GIAPREZA®. The decrease for the year ended December 31, 2025 compared to the year ended December 31, 2024 was mainly due to lower interest expense on our deferred royalty obligation as a result of higher sales performance of GIAPREZA®, as well as the settlement of our 2025 Notes in August 2025. The year-over-year increase from 2023 to 2024 was primarily due to a higher effective interest rate on our deferred royalty obligation.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity method investments and equity and long-term investments, net, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
Changes in fair values of equity method investments, net	$141,433	$(64,253)	$77,392	$205,686	*	$(141,645)	*
Changes in fair values of equity and long-term investments, net	$20,160	$(59,161)	$11,129	$79,321	*	$(70,290)	*

* Not Meaningful

The changes in fair values of equity method investments for the year ended December 31, 2025 were favorable mainly due to the appreciation in Armata’s stock price. We recorded $141.4 million in unrealized gains, $64.3 million in unrealized losses and $77.4 million in unrealized gains associated with our equity method investments in Armata for the years ended December 31, 2025, 2024 and 2023, respectively.

The changes in fair values of equity and long-term investments year over year reflect the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Gate, ImaginAb and Lyndra, and those investments managed by ISP Fund LP. We recorded $67.6 million in unrealized gains, $2.3 million in unrealized losses and $23.8 million in unrealized gains for the years ended December 31, 2025, 2024 and 2023, respectively, related to our other long-term investments in Armata, and unrealized gains of $10.7 million for the year ended December 31, 2025 related to our investments in Syndeio.

Refer to Note 6, “Equity and Long-Term Investments and Fair Value Measurements”, to the Consolidated Financial Statements for more information.

Income Taxes

Income tax expense, net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2025		2024
(In thousands)	2025	2024	2023	$	%	$	%
Income tax expense, net	$(55,697)	$(13,996)	$(14,376)	$(41,701)	*	$380	(3)%

* Not Meaningful

As of December 31, 2025, 2024 and 2023, we had net operating loss carryforwards for federal income taxes of $497.7 million, $520.6 million and $543.5 million, respectively. As of December 31, 2025, 2024 and 2023, we also had state net operating loss carryforwards of approximately $1,028.9 million, which will expire beginning 2030. As of December 31, 2025, we had state research and development tax credits of $33.6 million, which will expire beginning 2033.

For the years ended December 31, 2025, 2024 and 2023, we recognized $55.7 million, $14.0 million and $14.4 million, respectively, of income tax expense, mainly based on the income generated during those years. The increase in income tax expense for the year ended December 31, 2025 was mainly due to the significant value appreciation of our investments in Armata.

Our total unrecognized tax benefits as of December 31, 2025, 2024 and 2023 were $62.7 million, $61.3 million and $19.4 million, respectively. The increase of $41.9 million in 2024 was primarily due to our strategic intercompany intellectual property alignment across different jurisdictions.

Utilization of net operating loss and tax credit carryforwards is subject to rules, provided by the Internal Revenue Code and similar state provisions, governing annual limitations tied to ownership changes. We conducted an analysis of the Company through December 31, 2025 to determine whether an ownership change had occurred since inception. The study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. If we ever undergo an ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

As of December 31, 2025, $146.5 million of Entasis’ federal net operating losses and $351.2 million of La Jolla’s federal operating losses from the acquisitions in 2022, both subject to annual limitations, were available for future utilization.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the year ended December 31, 2025, we generated gross royalty revenues of $250.3 million, net product sales revenues of $172.1 million and license and other revenue of $2.7 million. Cash and cash equivalents totaled $550.9 million, royalties receivable from GSK totaled $58.4 million and accounts receivable associated with our marketed products and related arrangements totaled $35.0 million, as of December 31, 2025.

As of December 31, 2025, we had one outstanding convertible note, the 2028 Notes, in an aggregate principal amount of $261.0 million, which will become due in March 2028. Future interest payments associated with this note total $13.9 million.

On November 3, 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $125.0 million of Innoviva’s outstanding shares of common stock. As of December 31, 2025, we have repurchased Innoviva common stock in the open market for total price of approximately $4.6 million. This program has no termination date, may be suspended or discontinued at any time at our discretion and does not oblige us to acquire any amount of common stock.

In 2024, we elected to unwind our capital accounts in ISP Fund LP. In 2025, we received $121.0 million cash distributions and expect to continue receiving distributions through April 2026.

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

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2025	2024	2023	2025	2024
Net cash provided by operating activities	$196,930	$188,690	$141,064	$8,240	$47,626
Net cash provided by (used in) investing activities	40,496	(63,786)	(66,761)	104,282	2,975
Net cash provided by (used in) financing activities	8,551	(13,453)	(171,839)	22,004	158,386

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2025 was $196.9 million, consisting primarily of our net income of $271.2 million adjusted for net noncash items of $50.1 million and net changes in operating assets and liabilities of $24.2 million. Noncash items included a $161.6 million net increase in fair values of equity method investments and equity and long-term investments, partially offset by $43.8 million in deferred income taxes, $26.3 million in amortization of acquired intangible assets, $14.0 million of amortization of capitalized fees and depreciation of property and equipment, $9.5 million in stock-based compensation expense, $9.4 million in acquired in-process research and development assets, $4.8 million in inventory fair value adjustments included in cost of products sold and $1.9 million in amortization of debt discount and issuance costs. The changes in operating assets and liabilities included increases in accounts receivable of $14.6 million, inventory of $12.9 million, prepaid expenses of $5.7 million and other assets of $1.1 million, and decreases in accrued personnel-related and other accrued liabilities of $5.8 million and accrued interest payable of $1.8 million, partially offset by a decrease in receivables from collaboration arrangements of $7.6 million and increases in accounts payable of $2.8 million, deferred revenue of $3.1 million and income tax payable of $4.1 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 of $40.5 million included $92.8 million for purchases and sales of other investments managed by ISP Fund LP, net, $28.2 million for sales of equity investments managed by ISP Fund LP and $8.4 million in proceeds from trading securities. Net cash provided by investing activities was partially offset by $60.9 million for purchases of trading securities, $17.5 million for purchases of equity and long-term investments, $9.4 million in cash paid for acquired in-process research and development assets, and $1.1 million for purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2024 of $63.8 million included $59.6 million for purchases of trading securities, $32.3 million for purchases of equity investments managed by ISP Fund LP and $43.5 million in net purchases and sales of other investments managed by ISP Fund LP. Net cash used in investing activities was partially offset by $75.8 million in sales of equity investments managed by ISP Fund LP.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 of $8.6 million included $10.7 million in proceeds from the exercise of warrants and $2.6 million in net proceeds from issuances of common stock, partially offset by $4.5 million for the repurchases of our common stock under the new stock repurchase program.

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

Contractual Obligations

As of December 31, 2025, our notes payable obligation included $261.0 million related to our 2028 Notes, which is due in 2028. Under the terms of the 2028 Notes, we make interest payments of 2.125% of outstanding principal. Refer to Note 12, “Debt” to the Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases amounting to $14.9 million, with approximately $1.0 million payable in 2026, amounts ranging between $1.2 million and $1.5 million payable in each of the years 2027 to 2030, and $8.5 million payable thereafter. Refer to Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for more information.

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

Additionally, we have certain contingent payment obligations under various in-license agreements which we are required to make royalty payments or milestone payments upon successful completion and achievement of certain milestones. Refer to Note 4, “License, Collaboration and Other Arrangements” to the Consolidated Financial Statements for more information.

We also entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchases through December 31, 2027. As of December 31, 2025, we have approximately $13.2 million U.S. dollar equivalent in outstanding purchase commitments under this agreement.

We also enter into agreements in the normal course of business with vendors for manufacturing, clinical trials and pre-clinical studies, and other services and products for operating purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2025, our debt bears fixed interest rate and we had no outstanding debt with variable interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of certain of our investments in equity and debt securities. Fluctuations in the underlying fair value of the investments could result in material gains or losses. Refer to Note 6 “Equity and Long-Term Investments and Fair Value Measurements” to the Consolidated Financial Statements for more information.

Inflation has increased during the periods covered by this Annual Report on Form 10-K and could continue to increase for the near future. Inflationary factors, such as increases in the cost of our raw materials, supplies, interest rates and overhead costs, as well as trade and other international disputes, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVIVA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$550,941	$304,964
Accounts receivable	34,966	20,392
Receivable from collaboration arrangements	58,351	65,974
Inventory	39,172	33,725
Prepaid expenses	26,721	21,063
Current portion of ISP Fund investments (Note 5)	15,727	107,532
Other current assets	1,637	656
Total current assets	727,515	554,306
Property and equipment, net	1,555	514
Equity method investments	193,726	52,293
Equity and long-term investments	404,497	341,664
Capitalized fees paid, net	56,138	69,961
Right-of-use assets	10,929	2,453
Goodwill	17,905	17,905
Intangible assets	182,156	208,433
Deferred tax assets, net	—	12,054
Other assets	40,744	41,477
Total assets	$1,635,165	$1,301,060

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,966	$2,132
Accrued personnel-related expenses	9,100	7,376
Accrued interest payable	1,618	3,422
Deferred revenue	4,270	1,126
Income tax payable	274	—
Convertible notes, due 2025, net of issuance costs	—	192,028
Other accrued liabilities	29,468	29,999
Total current liabilities	49,696	236,083
Long-term debt, net of discount and issuance costs	257,731	256,316
Other long-term liabilities	66,091	64,275
Deferred tax liabilities, net	31,793	—
Income tax payable, long-term	57,013	53,227
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 74,636 and 62,665 issued and outstanding as of December 31, 2025 and 2024 respectively	747	627
Additional paid-in capital	902,726	692,329
Retained earnings (accumulated deficit)	269,368	(1,797)
Total stockholders’ equity	1,172,841	691,159
Total liabilities and stockholders’ equity	$1,635,165	$1,301,060

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $13,823 in each of the years ended December 31, 2025, 2024 and 2023	$236,479	$241,733	$238,846
Net product sales	172,130	97,492	60,617
License and other revenue	2,719	19,486	11,000
Total revenue	411,328	358,711	310,463
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding amortization of intangible assets)	77,384	36,598	41,040
Cost of license revenue	—	—	1,600
Amortization of acquired intangible assets	26,277	25,902	21,784
Gross profit	307,667	296,211	246,039
Operating expenses:
Selling, general and administrative	113,318	115,690	98,232
Research and development	30,604	13,654	33,922
Total operating expenses	143,922	129,344	132,154
Income from operations	163,745	166,867	113,885
Changes in fair values of equity method investments, net	141,433	(64,253)	77,392
Changes in fair values of equity and long-term investments, net	20,160	(59,161)	11,129
Interest and dividend income	21,086	19,141	15,818
Interest expense	(16,698)	(22,209)	(19,157)
Other expense, net	(2,864)	(2,997)	(4,969)
Income before income taxes	326,862	37,388	194,098
Income tax expense, net	(55,697)	(13,996)	(14,376)
Net income and comprehensive income	$271,165	$23,392	$179,722
Net income per share:
Basic	$4.02	$0.37	$2.75
Diluted	$3.30	$0.36	$2.20
Shares used to compute net income per share:
Basic	67,395	62,726	65,435
Diluted	84,760	74,187	86,876

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional	Retained Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
Balance as of December 31, 2022	69,188	$692	$1,163,836	$(204,911)	32,005	$(393,829)	$565,788
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	293	3	89	—	—	—	92
Repurchase of common stock, including accrued excise tax	(6,174)	(62)	(76,422)	—	—	—	(76,484)
Stock-based compensation	—	—	5,837	—	—	—	5,837
Net income	—	—	—	179,722	—	—	179,722
Balance as of December 31, 2023	63,307	$633	$1,093,340	$(25,189)	32,005	$(393,829)	$674,955
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	345	3	1,321	—	—	—	1,324
Repurchase of common stock, including accrued excise tax	(987)	(9)	(14,916)	—	—	—	(14,925)
Accrued excise tax on common stock repurchase applied against tax liability	—	—	39	—	—	—	39
Stock-based compensation	—	—	6,374	—	—	—	6,374
Retirement of treasury stock	—	—	(393,829)	—	(32,005)	393,829	—
Net income	—	—	—	23,392	—	—	23,392
Balance as of December 31, 2024	62,665	$627	$692,329	$(1,797)	—	$—	$691,159
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	459	5	2,405	—	—	—	2,410
Repurchase of common stock, including accrued excise tax	(228)	(2)	(4,575)	—	—	—	(4,577)
Accrued excise tax on common stock repurchase applied against tax liability	—	—	59	—	—	—	59
Conversion of 2025 Notes to common stock	11,149	111	192,364	—	—	—	192,475
Exercise of warrants	591	6	10,692	—	—	—	10,698
Stock-based compensation	—	—	9,452	—	—	—	9,452
Net income	—	—	—	271,165	—	—	271,165
Balance as of December 31, 2025	74,636	$747	$902,726	$269,368	—	$—	$1,172,841

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$271,165	$23,392	$179,722
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	43,847	(12,617)	4,400
Amortization of capitalized fees and depreciation of property and equipment	13,951	13,951	13,921
Amortization of acquired intangible assets	26,277	25,902	21,784
Inventory fair value step-up adjustment included in cost of products sold	4,841	13,820	27,164
Stock-based compensation	9,452	6,374	5,837
Amortization of debt discount and issuance costs	1,887	2,110	2,065
Changes in fair values of equity method investments, net	(141,433)	64,253	(77,392)
Changes in fair values of equity and long-term investments, net	(20,160)	59,161	(11,129)
Acquired in-process research and development assets	9,368	—	—
Other non-cash items	1,897	(722)	(517)
Changes in operating assets and liabilities:
Accounts receivable	(14,574)	(5,938)	(5,053)
Receivables from collaboration arrangements	7,623	3,647	(14,949)
Inventory	(12,919)	(6,808)	(12,004)
Prepaid expenses	(5,658)	567	7,929
Other assets	(1,078)	(38,186)	(2,965)
Accounts payable	2,834	(4,585)	3,778
Accrued personnel-related expenses and other accrued liabilities	(5,790)	3,044	(1,498)
Accrued interest payable	(1,804)	—	(937)
Deferred revenue	3,144	(151)	(817)
Income tax payable	4,060	41,476	1,725
Net cash provided by operating activities	196,930	188,690	141,064
Cash flows from investing activities
Acquisition of intangible asset	—	(4,000)	—
Purchases of trading securities	(60,899)	(59,617)	(65,132)
Proceeds from trading securities	8,427	—	—
Purchases of equity and long-term investments	(17,500)	—	(1,218)
Purchases of equity investments managed by ISP Fund LP	—	(32,270)	(31,164)
Sales of equity investments managed by ISP Fund LP	28,164	75,756	72,500
Purchases and sales of other investments managed by ISP Fund LP, net	92,791	(43,486)	(41,336)
Cash paid for acquired in-process research and development assets	(9,368)	—	—
Purchases of property and equipment	(1,131)	(270)	(411)
Sale of property and equipment	12	101	—
Net cash provided by (used in) investing activities	40,496	(63,786)	(66,761)
Cash flows from financing activities
Repurchase of common stock	(4,532)	(14,777)	(75,728)
Repurchase of shares to satisfy tax withholding	(143)	(142)	(77)
Proceeds from issuances of common stock, net	2,553	1,466	170
Proceeds from exercise of warrants	10,698	—	—
Payment for repurchase of convertible subordinated notes due 2023	—	—	(96,204)
Payment for repurchase of convertible senior notes due 2025	(25)	—	—
Net cash provided by (used in) financing activities	8,551	(13,453)	(171,839)
Net increase (decrease) in cash and cash equivalents	245,977	111,451	(97,536)
Cash and cash equivalents at beginning of period	304,964	193,513	291,049
Cash and cash equivalents at end of period	$550,941	$304,964	$193,513

	Year Ended December 31,
	2025	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,353	$10,359	$11,381
Cash paid for income taxes	$19,113	$11,793	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
2025 Notes converted to common stock	$192,475	$—	$—
Accrued interest income converted to long-term investments	$830	$3,584	$2,666

See accompanying notes to consolidated financial statements.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

Innoviva, Inc. (and where context requires, together with its subsidiaries referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is a diversified biopharmaceutical company with a portfolio of royalties, a critical care and infectious disease platform, and a portfolio of strategic healthcare assets. Our royalty portfolio contains respiratory assets partnered with Glaxo Group Limited (“GSK”), including RELVAR®/BREO® ELLIPTA® (fluticasone furoate/vilanterol, “FF/VI”) and ANORO® ELLIPTA® (umeclidinium bromide/ vilanterol, “UMEC/VI”). Under the Long-Acting Beta2 Agonist (“LABA”) Collaboration Agreement, Innoviva is entitled to receive royalties from GSK on sales of RELVAR®/BREO® ELLIPTA® as follows: 15% on the first $3.0 billion of annual global net sales and 5% for all annual global net sales above $3.0 billion; and royalties from the sales of ANORO® ELLIPTA®, which tier upward at a range from 6.5% to 10%.

Our wholly owned, critical care and infectious disease operating platform with a hospital focus, is anchored by five differentiated approved, commercial and marketed products:

•
GIAPREZA® (angiotensin II) for increasing blood pressure in adults with septic or other distributive shock;
•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use for the treatment of hospital-acquired and ventilator-associated bacterial pneumonia caused by Acinetobacter, commercially launched in 2023;
•
XERAVA® (eravacycline) for the treatment of complicated intra-abdominal infections in adults;
•
ZEVTERA® (ceftobiprole), an advanced-generation cephalosporin antibiotic for the treatment of staphylococcus aureus bacteremia, including those with right-sided endocarditis, acute bacterial skin and skin structure infections, and community-acquired bacterial pneumonia, licensed from Basilea Pharmaceutica Ltd, Allschwil (SIX: BSLN) (“Basilea”) for U.S. commercialization and commercially launched in the third quarter of 2025; and
•
NUZOLVENCE® (formerly known as zoliflodacin), approved by the FDA on December 12, 2025, for the treatment of uncomplicated urogenital gonorrhea in adults and adolescents.

In addition, we own other strategic healthcare assets, such as a significant stake in Armata Pharmaceuticals, Inc., a leader in development of bacteriophages with potential use across a range of infectious and other serious diseases. We also have economic interests in other healthcare companies through our portfolio approach.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innoviva, our wholly owned subsidiaries and certain variable interest entities (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interest in our consolidated statements of income and comprehensive income equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our revenues also include net product sales of GIAPREZA®, XERAVA®, XACDURO®, and ZEVTERA®, which we commercially launched in the third quarter of 2025. In the U.S., hospitals and other healthcare organizations generally acquire our products through a network of specialty distributors, which are regarded as our customers for accounting purposes. We do not believe that the loss of any one of these distributors would significantly impact our ability to distribute our products, as we expect that the sales volume would be absorbed by either new or remaining distributors.

Our top three customers each account for approximately:

•
24%, 22% and 22%, respectively, of our net product sales for the year ended December 31, 2025;
•
31%, 24% and 24%, respectively, of our net product sales for the year ended December 31, 2024; and,
•
31%; 27% and 27%, respectively, of our net product sales for the year ended December 31, 2023.

Our top three customers for the year ended December 31, 2025 account for 29%, 28% and 16%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our consolidated balance sheet as of December 31, 2025. Our top three customers for the year ended December 31, 2024 account for 31%, 18% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivables” in our consolidated balance sheet as of December 31, 2024.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. Refer to Note 16, “Segment Reporting”, for more segment information.

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

Property and Equipment

Our property and equipment consist of laboratory equipment, computer equipment, software, office furniture and fixtures, and leasehold improvements. Property and equipment are stated at cost less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

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

We may account for the investments where we exercise significant influence using either an equity method of accounting or at fair value by electing the fair value option under Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, we apply it to all our financial interests in the same entity (equity and debt, including guarantees) that are eligible items. All gains and losses from fair value changes, unrealized and realized, are presented as changes in fair values of equity method investments, net, and changes in fair values of equity and long-term investments, net, within the consolidated statements of income and comprehensive income.

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

We also invest in ISP Fund LP, whose investments consist of money market funds, trading securities, and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered into in December 2020, we became a limited partner of the partnership. In October 2024, we elected to unwind our capital accounts in the partnership in accordance with the terms of the Partnership Agreement and expect to receive distributions through April 2026. Accordingly, the portion of the cash balance and money market funds expected to be distributed within 12 months from the balance sheet date has been classified as “Current portion of ISP Fund investments,” while the remaining equity investments have been classified as long-term investments in the consolidated balance sheets as of December 31, 2025 and 2024.

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

Asset Acquisitions

We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost of the acquisition is allocated to the assets acquired on the basis of their relative fair values. The cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to research and development expense at the acquisition date.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Royalty Revenue

We recognize royalty revenue on net sales of products with respect to which we have contractual royalty rights in the period in which the royalties are earned. The net sales reports provided by our partner are based on their own methodology and assumptions for estimating rebates and returns, which they monitor and adjust regularly in light of contractual and legal obligations, historical trends, past experience, and projected market conditions. Our partner may make significant adjustments to its reported sales based on actual results, which could cause fluctuation in our royalty revenue. We have rights to conduct periodic royalty audits to evaluate the accuracy of the information provided. Royalties from GSK are recognized as the net of amortization of capitalized fees related to approval and launch milestone payments made to GSK.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We continue to assess our estimates of variable consideration as we accumulate additional historical data and will adjust these estimates accordingly.

We may also enter into contracts that involve a series of manufacturing processes for products and related components. For any distinct performance obligation where the manufacturing process does not create an asset with alternative use and there is an enforceable right to payment for the performance completed to date, the related revenue is recognized over time. For these performance obligations satisfied over time, we use an input method to measure progress. Specifically, we apply the cost-to-cost method, under which progress is calculated as the ratio of costs incurred to date relative to the total estimated costs of the contract. This method most accurately depicts the transfer of value to the customer because costs incurred are determined to be proportionate to our performance in satisfying the obligation. Estimated total contract costs are reassessed periodically. Changes in estimates are accounted for prospectively as changes in estimates.

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

Grant Revenue

We recognize grant revenue from non-governmental entities in accordance with ASC 958-605, Revenue Recognition Not-for-Profit Entities, when qualifying costs are incurred and the conditions of the grant agreement have been met. If grant funds are received after costs have been incurred, we record the amount as grant revenue and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as grant revenue when qualifying costs are incurred. Grant revenue is included in “License and other revenue” in our consolidated statements of income and comprehensive income.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Related Parties

Sarissa Capital owned 11.6% of our outstanding common stock as of December 31, 2024. Transactions with Sarissa Capital are described in Note 5, “Consolidated Entity”. Sarissa Capital was considered to be a related party up until the annual stockholders meeting in May 2025 after which there were no representatives of Sarissa Capital serving on our Board of Directors.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires the disclosure of income taxes paid disaggregated by jurisdiction and enhanced disclosures for the entity’s effective tax rate reconciliation as well as other income tax related disclosures. We adopted this guidance prospectively as of January 1, 2025, which resulted in additional disclosures in the notes to our consolidated financial statements. Accordingly, prior periods were not retrospectively adjusted. See Note 15, “Income Taxes.”

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Current Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses by assuming current conditions remain unchanged over the life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the potential impact that ASU 2025-05 may have on our estimation methodologies.

In December 2025, the FASB issued Update ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU intends to clarify and improve existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. This ASU does not introduce significant changes to recognition or measurement guidance. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact that ASU 2025-11 may have on our financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which provides technical corrections, clarifications, and other minor improvements across a number of Topics. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the potential impact of ASU 2025-12 on our consolidated financial statements and disclosures.

2. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible subordinated notes due 2023 (the “2023 Notes”) up until its maturity date on January 15, 2023, our convertible senior notes due 2025 (the “2025 Notes”) up until its maturity date on August 15, 2025, and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method. If the results are in a net loss position, diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common stock equivalents.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the computation of basic and diluted net income per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands except per share data)	2025	2024	2023
Numerator:
Net income, basic	$271,165	$23,392	$179,722
Add: interest expense on 2023 Notes, net of tax effect	—	—	89
Add: interest expense on 2025 Notes, net of tax effect	2,882	3,468	5,116
Add: interest expense on 2028 Notes, net of tax effect	5,776	—	6,377
Net income, diluted	$279,823	$26,860	$191,304
Denominator:
Weighted-average shares used to compute basic net income per share	67,395	62,726	65,435
Dilutive effect of 2023 Notes	—	—	187
Dilutive effect of 2025 Notes	6,900	11,150	11,150
Dilutive effect of 2028 Notes	9,955	—	9,955
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	491	311	149
Dilutive effect of outstanding warrant	19	—	—
Weighted-average shares used to compute diluted net income per share	84,760	74,187	86,876
Net income per share
Basic	$4.02	$0.37	$2.75
Diluted	$3.30	$0.36	$2.20

Anti‑dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income per share because their effect was anti‑dilutive for the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,535	1,196	1,333
Outstanding stock warrant	—	591	591
Outstanding 2028 Notes	—	9,955	—
Total	1,535	11,742	1,924

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE RECOGNITION

Net Revenue from Collaboration Arrangement

We are entitled to receive royalties from GSK with respect to RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®.

Net revenue recognized under our GSK Agreements was as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Royalties – RELVAR/BREO	$204,021	$207,925	$208,042
Royalties – ANORO	46,281	47,631	44,627
Total royalties	250,302	255,556	252,669
Less: amortization of capitalized fees paid	(13,823)	(13,823)	(13,823)
Total royalty revenue	$236,479	$241,733	$238,846

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

Net Product Sales

Total net product sales were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
GIAPREZA®	$73,611	$55,037	$41,294
XACDURO®	74,393	21,070	2,003
XERAVA®	23,516	21,385	17,320
ZEVTERA®	610	—	—
Total net product sales	$172,130	$97,492	$60,617

We derived our net product sales:

•
approximately 69% from customers located in the U.S. and 31% from the rest of the world for the year ended December 31, 2025;
•
approximately 83% from customers located in the U.S. and 17% from the rest of the world for the year ended December 31, 2024; and,
•
approximately 91% from customers located in the U.S. and 9% from the rest of the world for the year ended December 31, 2023.

License and Other Revenue

Refer to the out-license agreement with Zai Lab and Everest and the Grant Agreement with Gates Foundation in Note 4, “License, Collaboration and Other Arrangements”.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LICENSE, COLLABORATION AND OTHER ARRANGEMENTS

Out-License Agreements

Zai Lab

Entasis Therapeutics Holdings Inc. (“Entasis”), our wholly-owned subsidiary, entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd. (“Zai Lab”) (Nasdaq: ZLAB), pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR, in the Asia-Pacific region (“the Zai Agreement”). Under the terms of the Zai Agreement, Zai Lab shall fund most of the registrational clinical trial costs in China for SUL-DUR, with the exception of Phase 3 patient drug supply of licensed products. Zai Lab shall conduct development activities and plan and obtain regulatory approval in a specified number of countries in the Asia-Pacific region beyond China after receipt of regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia-Pacific region and shall commercialize licensed products for which it has obtained regulatory approval. We are obligated to supply Zai Lab with the licensed products for clinical development and for commercial use for a certain period unless Zai Lab notifies otherwise. Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement.

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab shall pay us a tiered royalty ranging from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the years ended December 31, 2025, 2024 and 2023 were not material. SUL-DUR was approved by China’s National Medical Products Administration in May 2024, and was launched by Zai Lab in mainland China in January 2025. Royalties under this arrangement based on the product sales was $2.4 million for the year ended December 31, 2025. We recognized $8.0 million in license revenue for the year ended December 31, 2024 under this agreement as a result of the achievement of a regulatory milestone. Following the approval of XACDURO® by the FDA in May 2023, we recognized $3.0 million in license revenue for the year ended December 31, 2023 under this agreement.

In April 2024, we entered into an amendment to the Zai Agreement (the “Amended Zai Agreement”), pursuant to which Zai Lab shall share costs associated with certain new manufacturing and technology transfer activities for XACDURO® (the “Services”), which were not contemplated under the Zai Agreement and are crucial for regulatory approval in the Asia-Pacific region. Under the Amended Zai Agreement, we recognized $1.3 and $8.1 million in license and other revenue for the years ended December 31, 2025 and 2024, respectively, of which $1.8 million and $1.6 million were included in “Accounts receivable” in our consolidated balance sheets as of December 31, 2025 and 2024, respectively.

We entered into an interim supply agreement with Zai Lab in June 2024, which was amended in February 2025 and August 2025, under which Zai Lab shall purchase XACDURO® inventory (the “Supplied Inventory”) at cost for their commercial use. We recognized $37.9 million and $6.3 million in net product sales for the cost of the Supplied Inventory for the years ended December 31, 2025 and 2024, respectively, of which $6.7 million and $0.6 million were included in “Accounts receivable” in our consolidated balance sheets as of December 31, 2025 and 2024, respectively. Advance payments received under this agreement of $5.3 million as of December 31, 2024 was recorded as other accrued liabilities pending finalization of the February and August 2025 amendments mentioned above.

We also entered into a manufacturing stage transfer agreement with Zai Lab in June 2024, which was amended in September 2024 (the “Zai Manufacturing Stage Transfer Agreement”). Pursuant to this agreement, Entasis shall provide assistance to Zai Lab for building out Zai Lab’s manufacturing site for XACDURO® and be compensated for Entasis' services and associated costs. We recognized $1.1 million and $3.4 million in license and other revenue for the years ended December 31, 2025 and 2024, respectively, under the Zai Manufacturing Stage Transfer Agreement.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP shall use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. We recorded $1.0 million in reimbursements from GARDP under this agreement as a reduction to research and development expense during the year ended December 31, 2025. We recorded immaterial reimbursements from GARDP as a reduction to research and development expense during the years ended December 31, 2024 and 2023.

In addition, under the GARDP Collaboration Agreement, GARDP was granted a worldwide, fully paid, exclusive and royalty-free license, with the right to sublicense, to use our zoliflodacin technology in connection with GARDP’s development, manufacture and commercialization of zoliflodacin in low-income and specified middle-income countries. We retained commercial rights in all other countries worldwide, including the major markets in North America, Europe and Asia-Pacific. We also retained the right to use and grant licenses to our zoliflodacin technology to perform our obligations under the GARDP Collaboration Agreement and for any purpose other than gonorrhea or community-acquired indications. If we believe that the results of the Phase 3 registrational trial of zoliflodacin would be supportive of an application for marketing approval, we are obligated to use our best efforts to file an application for marketing approval with the FDA within six months of the completion of the trial and to use commercially reasonable endeavors to file an application for marketing approval with the European Medicines Agency (“EMA”). Each party is responsible for using commercially reasonable efforts to obtain marketing authorizations for the product candidate in their respective territories. An application for marketing approval has been filed with the FDA in 2025. The FDA approved zoliflodacin, marketed as NUZOLVENCE®, on December 12, 2025.

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla Pharmaceutical Company (“La Jolla”), our wholly-owned subsidiary, granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). PAION is currently a subsidiary of the Humanwell Healthcare Group. We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License are subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. We have not recognized any revenue from PAION related to commercial milestones. Royalty revenue recognized under this agreement for the year ended December 31, 2025 and 2024 was $1.6 million and $1.5 million, respectively. Royalty revenue recognized under this agreement for the year ended December 31, 2023 was not material.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla supplies PAION a minimum quantity of GIAPREZA® and XERAVA® until the earlier of July 13, 2027, or until a new supply agreement is executed. During the term of the supply agreement, we are reimbursed for direct and certain indirect manufacturing costs at cost. We recognized $2.7 million and $1.3 million in cost reimbursements under this agreement for the years ended December 31, 2025 and 2023, respectively. Cost reimbursements recognized under this agreement for the years ended December 31, 2024 were not material.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue recognized under this agreement for the years ended December 31, 2025, 2024 and 2023 was $3.6 million, $4.7 million and $1.4 million, respectively.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. Under the Everest Supply Agreement, we are reimbursed for direct and certain indirect manufacturing costs at 110% of cost. We recognized $4.0 million, $3.2 million and $2.4 million in revenue under this agreement for the years ended December 31, 2025, 2024 and 2023, respectively.

In-License Agreements

Basilea

In December 2024, we entered into an exclusive distribution and license agreement with Basilea, under which we were granted exclusive marketing rights to ZEVTERA® in the U.S. The agreement will remain in effect through the expiration of ZEVTERA®’s market exclusivity in the U.S. in 2034 (the “initial term”) and is subject to automatic renewal unless terminated by either party with prior notice. We paid an upfront fee of $4.0 million, which was recognized as an intangible asset and is being amortized over the initial term of the agreement. Under the agreement, we are required to exclusively purchase ZEVTERA® (in pre-packaging and labeling form) from Basilea for the duration of the term. We are also obligated to pay Basilea tiered royalties ranging from the high-teens to mid-twenties, as well as tiered milestone payments based on annual net sales in the U.S. ZEVTERA® was commercially launched in the U.S. in July 2025. Royalty expense incurred on the sales was immaterial during the year ended December 31, 2025. There were no royalties or sales milestone payments for the year ended December 31, 2024.

George Washington University

Pursuant to the George Washington University License (the “GW License”), GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under the GW License extends through the last-to-expire patent covering GIAPREZA®. Royalty expense incurred under the GW License were $4.5 million, $3.4 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. Royalty expense incurred under the Harvard License for each of the years ended December 31, 2025 and 2024 was $1.4 million. For the year ended December 31, 2023, we recognized $1.2 million as cost of license revenue under this agreement as a result of the license revenue we earned under the out-licensing agreement with Everest for the same period.

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

The royalty expense in respect of durlobactam arising from our net product sales of XACDURO® was not material for the years ended December 31, 2025, 2024 and 2023.

Massachusetts Institute of Technology

In connection with the asset acquisition described in Note 14, “Asset Acquisition”, in September 2025, we entered into a license agreement with Massachusetts Institute of Technology (“MIT”), under which MIT licensed to us certain patent rights relating to a drug delivery device. Under this agreement, we paid an upfront fee of $0.5 million and are obligated to pay a minimal annual maintenance fee. We are also obligated to pay MIT up to $17.5 million in development, regulatory and sales milestone payments, and pay royalties in a low single-digit percentage on future net sales related to the licensed product.

Paratek Pharmaceuticals, Inc.

Pursuant to the Paratek Pharmaceuticals, Inc. (“Paratek”) License, Paratek non-exclusively licensed to La Jolla certain intellectual property rights relating to XERAVA®, including non-exclusive rights to certain issued patents and patent applications covering XERAVA®. We were obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA®. Our obligation to pay royalties with respect to the licensed product was retroactive to the date of the first commercial sale of XERAVA® and continued until there were no longer any valid claims of the Paratek patents, which expired in October 2023. For the year ended December 31, 2023, amounts recognized under this agreement were not material.

Grant Agreement with Gates Foundation

In November 2025, we entered into a grant agreement with Gates Foundation, under which Gates Foundation shall fund up to $5.0 million in qualifying expenses through January 2027 toward the development of a certain product candidate. We received an upfront payment of $1.6 million, of which we recognized $0.1 million as grant revenue included in “License and other revenue” in our consolidated financial statements for the year ended December 31, 2025. The remaining balance of the upfront payment is recorded as deferred revenue included in “Other accrued liabilities” in our consolidated balance sheet as of December 31, 2025.

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

ISP Fund LP is determined to be an investment company under ASC 946, Financial Services – Investment Companies, as it meets all fundamental characteristics of an investment company, and its activities are consistent with those of an investment company. Since ISP Fund LP is subject to investment company industry specific guidance, we have retained the industry-specific guidance applied by the Partnership. In addition, as our investment in the Partnership is a passive investment for the Company and is not part of our main operations, the investments are presented as part of “Equity and long-term investments” in our consolidated balance sheets. In October 2024, Strategic Partners made an election to unwind its capital accounts in the Partnership in accordance with the terms of the Partnership Agreement. Accordingly, a portion of our investments, which consist of cash and money market funds that we expect to be distributed within 12 months from the balance sheet date, were classified as “Current portion of ISP Fund investments” in the consolidated balance sheets as of December 31, 2025 and 2024, and the remaining equity investments managed by ISP Fund LP are expected to be distributed through April 2026. We received cash distributions of $121.0 million during the year ended December 31, 2025. We report in our consolidated statements of income and comprehensive income any investment gains and losses by the Partnership as part of “Changes in fair value of equity and long-term investments, net”, any interest and dividend income as part of “Interest and dividend income” and any investment expenses as part of “Other expense, net”.

As of December 31, 2025, we continue to hold 100% of the economic interest of the Partnership. As of December 31, 2025 and 2024, total assets of the Partnership were $79.7 million and $255.7 million, respectively, with the majority attributable to either current portion of ISP Fund investment or to equity and long-term investments. As of December 31, 2025 and 2024, total liabilities of the Partnership were $0.2 million. The Partnership’s assets can only be used to settle its own obligations.

During the year ended December 31, 2025, the Partnership incurred $2.5 million in net investment-related expenses, generated $3.4 million interest income, recorded $68.7 million in net realized losses and $12.7 million in net unrealized gains as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income. During the year ended December 31, 2024, the Partnership incurred $3.7 million in net investment-related expenses, generated $4.4 million interest income, recorded $5.3 million in net realized losses and $51.5 million in net unrealized losses as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income. During the year ended December 31, 2023, the Partnership incurred $4.3 million in net investment-related expenses, generated $6.3 million interest income, recorded $2.4 million in net realized losses and $6.7 million in net unrealized losses as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income.

The following is a summary of individual investments held by ISP Fund at each balance sheet date:

	December 31,
In thousands	2025	2024
Common stock - Publicly traded healthcare companies
United States	$52,392	$84,039
United Kingdom	8,874	1,989
Total common stock	61,266	86,028
Preferred stock - Privately held healthcare companies
United States	2,748	53,591
Warrants - Privately held healthcare companies	—	8,507
Money market fund and cash	15,727	107,532
Total investments held by ISP Fund LP	$79,741	$255,658

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of 2021, Armata entered into a voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members. The voting agreement will expire on the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution.

On February 9, 2022, Armata entered a second amended and restated voting agreement with the Company and ISO, pursuant to which the Company and ISO agreed not to vote or take any action by written consent with respect to any common shares held by the Company and ISO that represent, in the aggregate, more than 49.5% of the total number of shares of Armata’s common stock for voting on the matters related to election or removal of Armata’s board members or amend the bylaws of Armata to reduce the maximum number of directors or set the number of directors who may serve on the board of Armata. The voting agreement will expire the earlier of the second anniversary of the agreement effective date and approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution. In addition, as of February 9, 2022, Armata entered into an amended and restated investor rights agreement with the Company and ISO, pursuant to which for as long as the Company and ISO hold at least 12.5% of the outstanding shares of Armata’s common stock on a fully-diluted, the Company and ISO shall have the right to designate two directors to Armata’s board of directors, and for so long as the Company and ISO hold at least 8%, but less than 12.5%, of the outstanding shares of Armata’s common stock on a fully-diluted basis, the Company and ISO shall have the right to designate one director to Armata’s board of directors, subject to certain conditions and qualifications set forth in the amended and restated investor rights agreement.

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

On March 4, 2024, ISO and Armata entered into a Credit and Security Agreement (the “March 2024 Credit and Security Agreement”), under which we extended a term loan to Armata (the “Armata March 2024 Term Loan”) in an aggregate amount of $35.0 million. The Armata March 2024 Term Loan is subject to an interest rate of 14% per annum and is originally set to mature on June 4, 2025. The March 2024 Credit and Security Agreement is secured by substantially all of the assets of Armata and its domestic and foreign material subsidiaries.

On March 12, 2025, ISO and Armata entered into a Credit and Security Agreement, under which ISO extended a term loan to Armata (the “Armata March 2025 Term Loan”) in a principal amount of $10.0 million. The Armata March 2025 Term Loan bears interest at a rate of 14% per annum and matures on March 12, 2026. The Credit and Security Agreement is secured by substantially all assets of Armata and its domestic and foreign material subsidiaries. Concurrently, ISO extended the maturity date of the Armata Convertible Note and the Armata July 2023 Term Loan and the Armata March 2024 Term Loan to March 12, 2026.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2025, two of the seven members of Armata’s board of directors are also members of the board of directors of Innoviva. As of December 31, 2025 and 2024, we collectively owned 25,076,769 shares of Armata's common stock, representing equity interest of approximately 68.8% and 69.3%, respectively. As of December 31, 2025 and 2024, we collectively hold warrants of 10,653,847 and 19,364,647, respectively, with exercise prices ranging from $3.25 to $5.00 per share. Innoviva also held $30.1 million in principal amount of the Armata Convertible Note and a total of $85.1 million in term loans.

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

We account for Armata’s common stock and warrants under the equity method using the fair value option. The fair value of Armata’s common stock is measured based on its closing market price. The warrants purchased in 2020, 2021 and 2022 have an exercise price of $2.87, $3.25 and $5.00 per share, respectively. All warrants are exercisable immediately within five years from the issuance date of the warrants and include a cashless exercise option. The warrants purchased in 2020 expired during the first quarter of 2025. We use the Black-Scholes-Merton pricing model to estimate the fair value of these warrants with the following input assumptions: Armata’s closing market price on the valuation date, the risk-free interest rate computed based on the U.S. Treasury yield, the remaining contractual term as the expected term, and the expected stock price volatility calculated based on the historical volatility of the common stock of Armata and its peer companies. We account for the Armata Convertible Note as a trading security, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. We account for the Armata term loans as trading securities, measured at fair value using income approach based on the discounted value of expected future cash flows.

As of December 31, 2025, the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note, the Armata July 2023 Term Loan, the Armata March 2024 Term Loan, the Armata March 2025 Term Loan and the Armata August 2025 Term Loan were estimated at $157.5 million, $36.2 million, $101.4 million, $32.9 million, $43.3 million, $11.1 million and $15.5 million, respectively. As of December 31, 2024 the fair values of our holdings of Armata common stock, warrants, the Armata Convertible Note, the Armata July 2023 Term Loan and the Armata March 2024 Term Loan were estimated at $46.4 million, $5.9 million, $42.1 million, $30.2 million and $39.3 million, respectively.

For the Armata common stock and warrants, we recorded $141.4 million in unrealized gains, $64.3 million in unrealized losses and $77.4 million in unrealized gains as changes in fair values of equity method investments, net, in the consolidated statements of income and comprehensive income for the years ended December 31, 2025, 2024 and 2023, respectively.

For the Armata Convertible Note, we recorded $59.3 million in unrealized gains, $9.8 million in unrealized losses and $21.8 million in unrealized gains as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income for the years ended December 31, 2025, 2024 and 2023, respectively.

For the Armata July 2023 Term Loan, we recorded $2.7 million, $3.2 million and $2.0 million in unrealized gains as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income for the years ended December 31, 2025, 2024 and 2023, respectively.

For the Armata March 2024 Term Loan, we recorded $4.0 million and $4.3 million in unrealized gains as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income for the years ended December 31, 2025 and 2024, respectively.

For the Armata March 2025 Term Loan, we recorded $1.1 million in unrealized gain for the year ended December 31, 2025 as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income.

For the Armata August 2025 Term Loan, we recorded $0.5 million in unrealized gain for the year ended December 31, 2025 as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 23, 2026, we entered into various amendments to existing agreements with Armata, extending the maturities of the Armata Note, the July 2023 Term Loan, the March 2024 Term Loan and the March 2025 Term Loan to June 1, 2027. The expiration dates of all outstanding Armata warrants held by us were likewise extended to January 26, 2031. In addition, we entered into an amendment to the amended and restated investor rights agreement, pursuant to which the Company and ISO agreed that the voting agreement will expire on the earlier of January 26, 2031 or the approval by the FDA of any of Armata’s product candidates for marketing and commercial distribution.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Balance Sheet Information

	September 30,
(In thousands)	2025	2024
Current assets	$16,930	$22,389
Noncurrent assets	$72,586	$75,848
Current liabilities	$139,950	$118,204
Noncurrent liabilities	$45,154	$31,006

Income Statement Information

	Twelve Months Ended September 30,
(In thousands)	2025	2024	2023
Revenue	$5,054	$5,467	$4,052
Loss from operations	$(33,350)	$(38,476)	$(41,639)
Net loss	$(46,901)	$(41,363)	$(59,512)

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

ITH has the right to designate one member to InCarda’s board of directors. As of December 31, 2025, no ITH designee is serving on InCarda’s six-member board.

As of December 31, 2025 and 2024, ITH owns 36,742,250 shares of InCarda’s common and preferred stock and 2,490,033 preferred stock warrants. These represent a 9.5% and 9.1% equity interest as of December 31, 2025 and 2024, respectively. Our investment in InCarda does not provide us with the ability to control or have significant influence over InCarda’s operations. Based on our evaluation, we determined that InCarda is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

ITH also invested $0.4 million, $0.5 million and $1.2 million in InCarda's convertible notes issued in January 2024 (the “InCarda 2024 Convertible Note”), February 2025 (the “InCarda February 2025 Convertible Note”) and October 2025 (the “InCarda October 2025 Convertible Note”), respectively (collectively, the (the “InCarda Convertible Notes”). We account for the InCarda Convertible Notes as trading securities, measured at fair value.

With the exception of the InCarda Convertible Notes and Series D Warrants, which are measured at fair value, we account for the aforementioned investments in InCarda under the measurement alternative. Under the measurement alternative, the equity investment is initially recorded at its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer.

Certain InCarda warrants held by us expired in March 2023 and we wrote off their carrying value of $0.1 million during 2023.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to certain changes in InCarda’s business operations during the second quarter of 2023, ITH reassessed the value of its then investments in common stock, preferred stock and preferred stock warrants in InCarda using the Option Pricing Model methodology. Key assumptions used in the valuation model included an expected holding period of two years, a risk-free interest rate of 4.9%, a dividend yield of 0.0% and an estimated volatility of 114.2%. The estimated volatility was calculated based on the historical volatility of a selected peer group of public companies comparable to InCarda. We recognized an impairment charge of $2.9 million during the second quarter of 2023.

As of December 31, 2025 and 2024, we recorded as equity and long-term investments in the consolidated balance sheets $4.8 million in carrying amount of InCarda’s Series C preferred stock and approximately $0.1 million in fair value of the InCarda Series D Warrants. As of December 31, 2025 and 2024, we recognized as equity and long-term investments in the consolidated balance sheets $2.7 million, for InCarda’s Series D-1 preferred stock, Series D-2 preferred stock, and common stock using the measurement alternative. As of December 31, 2025 and 2024, we recorded $2.1 million and $0.4 million, respectively, in fair value of the InCarda Convertible Notes as equity and long-term investments in the consolidated balance sheet. During the years ended December 31, 2025 and 2024, there were immaterial changes in the carrying amount of our investments. We recorded $3.1 million in unrealized loss as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income for the year ended December 31, 2023.

Equity and Other Investments in ImaginAb

Since March of 2021, ITH has invested $7.6 million in 8,825,301 shares of common and preferred stock, and $4.8 million in a convertible note of ImaginAb, Inc. (“ImaginAb”), a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging.

As of December 31, 2025, one of ImaginAb’s six board members was designated by ITH. As of December 31, 2025 and 2024, we held 11.8% of ImaginAb equity ownership.

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

On February 23, 2024, ITH purchased a subordinated convertible promissory note (the “ImaginAb Convertible Note”) from ImaginAb for a total purchase price of $2.7 million. The ImaginAb Convertible Note carried an annual interest rate of 10% and would be due and payable upon the earlier to occur of January 31, 2025 and certain events defined in the ImaginAb Convertible Note. Under certain circumstances, the ImaginAb Convertible Note is convertible at the option of ITH into ImaginAb’s equity securities at defined conversion prices. The ImaginAb Convertible Note is subordinate to certain existing indebtedness of ImaginAb as defined in the ImaginAb Convertible Note. On October 31, 2024, ITH entered into an agreement with ImaginAb to amend the ImaginAb Convertible Note. Pursuant to the agreement, the principal amount of the ImaginAb Convertible Note was increased from $2.7 million to $4.8 million, which represented the principal as of February 23, 2024, accrued interest as of amendment date, commitment fees and an additional cash investment of $1.5 million. On January 13, 2025, ITH and ImaginAb executed an amendment to the ImaginAb Convertible Note extending the maturity date from January 31, 2025 to May 30, 2025. All other material terms of the ImaginAb Convertible Note were unchanged during the aforementioned amendments to the ImaginAb Convertible Note.

Because ImaginAb’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock using the measurement alternative. As of December 31, 2025 and 2024, our investment in ImaginAb’s Series C preferred stock, Series C-2 preferred stock and common stock amounted to $7.6 million and recorded as equity and long-term investments in the consolidated balance sheets. There was no change in the carrying amount of our equity investments in ImaginAb.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2025, ImaginAb fully settled the convertible note of $4.8 million for $5.1 million, including $0.3 million in accrued interest and commitment fees. Before the repayment, the ImaginAb Convertible Note was accounted for as a trading security and measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of risk-free rate, volatility of stock price and timing of certain qualified events. As of December 31, 2024, we recorded $5.0 million in fair value of the ImaginAb convertible note as equity and long-term investments in the consolidated balance sheet. Changes to the fair value of the ImaginAb convertible note in 2025 through its settlement date were immaterial. During the year ended December 31, 2024, we recorded $0.1 million in net unrealized gain on the ImaginAb convertible note as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income.

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

From 2021 to 2022, ITH invested in Syndeio a total of $15.0 million in convertible notes (the “Syndeio 2021 Convertible Note”). The Syndeio 2021 Convertible Note bears an annual interest rate of 8% and will convert into shares of common stock of Syndeio upon a qualified event or into shares of shadow preferred stock of Syndeio (“Shadow Preferred”) upon a qualified financing. A qualifying event can be a qualified initial price offering, a qualified merger, or a merger with a special-purpose acquisition company (“SPAC”). Shadow Preferred means preferred stock having identical rights, preferences and restrictions as the preferred stock that would be issued in a qualified financing.

The number of common stock shares to be issued in a qualified event shall be equal to the amount due on the conversion date divided by the lesser of a capped conversion price (the “Capped Conversion Price”) and the qualified event price (the “Qualified Event Price”). The Capped Conversion Price is calculated as $50.0 million divided by the number of shares of common stock outstanding at such time on a fully diluted basis. The Qualified Event Price is the price per share determined by the qualified event. A qualified financing is a sale or series of sales of preferred stock where (i) at least 50 percent of counterparties are not existing shareholders, (ii) net proceeds to Syndeio are at least $35.0 million, and (iii) the stated or implied equity valuation of Syndeio is at least $80.0 million.

On February 2, 2023, ITH entered into a Note Amendment Agreement with Syndeio to amend the Syndeio 2021 Convertible Note. Pursuant to the Note Amendment Agreement, the principal amount of the Syndeio 2021 Convertible Note was increased from $15.0 million to $21.5 million, which represents the original principal, accrued interest as of the amendment date and an additional cash investment of $5.0 million.

On October 6, 2023, ITH entered into a Second Note Amendment Agreement with Syndeio to amend the Note Amendment Agreement. Pursuant to the Second Note Amendment Agreement, the principal amount of the Syndeio 2021 Convertible Note was increased from $21.5 million to $27.7 million, which represents the amended principal as of February 2, 2023, accrued interest as of the second amendment date and an additional cash investment of $5.0 million.

On February 13, 2024, ITH entered into a Third Note Amendment Agreement with Syndeio to amend the Syndeio 2021 Convertible Note. Pursuant to the Third Note Amendment Agreement, the principal amount of the Syndeio 2021 Convertible Note was increased from $27.7 million to $33.5 million, which represents the principal and accrued interest as of the third amendment date and an additional cash investment of $5.0 million.

On August 5, 2024, ITH entered into a Fourth Note Amendment Agreement with Syndeio to amend the Syndeio 2021 Convertible Note. Pursuant to the Fourth Note Amendment Agreement, the principal amount of the Syndeio 2021 Convertible Note was increased from $33.5 million to $39.8 million, which represents the principal and accrued interest as of the fourth amendment date and an additional cash investment of $5.0 million.

On November 13, 2024, ITH entered into a Fifth Note Amendment Agreement with Syndeio to amend the Syndeio 2021 Convertible Note. Pursuant to the Fifth Note Amendment Agreement, the principal amount of the Syndeio 2021 Convertible Note was increased from $39.8 million to $50.6 million, which represents the principal and accrued interest as of the fifth amendment date and an additional cash investment of $10.0 million.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On November 11, 2025, ITH entered into a Note Amendment Agreement with Syndeio to amend the Syndeio 2025 Convertible Note. Pursuant to the Note Amendment Agreement, the principal amount of the Syndeio 2025 Convertible Note was increased from $15.0 million to $25.8 million, which represents the principal and accrued interest as of the amendment date and an additional cash investment of $10.0 million.

All other material terms of the Syndeio 2021 Convertible Note and the Syndeio 2025 Convertible Note remained unchanged during the aforementioned amendments.

Our investments in Syndeio do not provide us with the ability to control or have significant influence over Syndeio’s operations. Based on our evaluation, we determined that Syndeio is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

We account for both the Syndeio 2021 Convertible Note and the Syndeio 2025 Convertible Note as trading securities, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Syndeio, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised.

As of December 31, 2025 and 2024, the fair value of the Syndeio 2021 Convertible Note was estimated at $62.9 million and $50.9 million, respectively, and recorded as equity and long-term investments in the consolidated balance sheets. We recorded $12.1 million in unrealized gain for the year ended December 31, 2025, as change in fair values of equity and long-term investments, net in the consolidated statements of income and comprehensive income. The change in fair value is not material for the year ended December 31, 2024. We recorded $0.4 million in unrealized loss as change in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income for the year ended December 31, 2023.

As of December 31, 2025, the fair value of the Syndeio 2025 Convertible Note was estimated at $24.5 million and recorded as equity and long-term investments in the consolidated balance sheet. We recorded $1.3 million in unrealized loss for the year ended December 31, 2025, as change in fair values of equity and long-term investments, net in the consolidated statements of income and comprehensive income.

On February 10, 2026, ITH entered into a Note Amendment Agreement with Syndeio to amend the Syndeio 2021 Convertible Note. Pursuant to the Note Amendment Agreement, the principal amount of the Syndeio 2021 Convertible Note was increased from $50.6 million to 60.8 million, which represents the principal and accrued interest as of the amendment date and an additional cash investment of $5.0 million. Certain thresholds associated with the definition of qualified financing were likewise amended. All other material terms of the Syndeio 2021 Convertible Note remained unchanged

Equity Investment in Nanolive

In 2022, ITC invested $9.8 million in 18,750,000 shares of preferred stock of Nanolive SA (“Nanolive”), a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another stockholder, to Nanolive’s board. As of December 31, 2025, no Innoviva designee is serving on Nanolive’s six-member board. As of December 31, 2025 and 2024, we held 13.0% of Nanolive equity ownership.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because Nanolive’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Nanolive’s Series C preferred stock using the measurement alternative. As of December 31, 2025 and 2024, $10.6 million of investment in Nanolive was recorded as equity and long-term investments in the consolidated balance sheets, and there was no change to the carrying amount of our investment.

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

In late March of 2025, Lyndra began winding down its operations due to a lack of financing. In September 2025, Lyndra sold the majority of its assets, resulting in a change of control as defined in the Lyndra Convertible Note (Refer to Note 14, “Asset Acquisition”). Upon the consummation of the change of control, the maturity date of the Lyndra Convertible Note was accelerated, and its principal and accrued interest became due. Due to Lyndra’s inability to repay the full amount, the note went into default and became subject to a 20% premium on the principal balance. Interest will continue to accrue until full repayment.

In October 2025, we received a $3.3 million partial repayment on the Lyndra Convertible Note, reducing the outstanding principal to $5.9 million.

As of December 31, 2025, the fair value of the Lyndra Convertible Note was estimated at $3.5 million and recorded as equity and long-term investments in the consolidated balance sheet. We recorded $2.4 million in unrealized loss for the year ended December 31, 2025 as changes in fair values of equity and long-term investments, net, in the consolidated statements of income and comprehensive income.

Equity Investment in Beacon

Beacon Biosignals, Inc. (“Beacon”) is an AI-driven neurotechnology company developing treatments for neurological, psychiatric, and sleep disorders. On October 7 2025, ITH entered into a Preferred Stock Purchase Agreement with Beacon, pursuant to which ITH acquired 1,448,303 shares of Beacon’s Series B Preferred Stock for $17.5 million. As of December 31, 2025, we held 5.6% of Beacon equity ownership.

Our investment in Beacon does not provide us with the ability to control or have significant influence over Beacon’s operations. Based on our evaluation, we determined that Beacon is a VIE, but we are not the primary beneficiary of the VIE. We have not provided financial or other support that we were not previously contractually required to provide during the periods presented. Our maximum exposure to loss is equal to the amount we invested in the entity.

Because Beacon’s equity securities are not publicly traded and do not have a readily determinable fair value, we account for our investment in Beacon’s Series B preferred stock using the measurement alternative. As of December 31, 2025, $17.5 million of investment in Beacon was recorded as equity and long-term investments in the consolidated balance sheet, and there was no change to the carrying amount of our investment.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Equity and Long-Term Investments Balances

The following table reconciles the change in balances in “Equity and Long-Term Investments” as of each balance sheet date:

(In thousands)
Equity and long-term investments as of December 31, 2023	$444,432
Purchases of trading securities	63,201
Changes in fair value, net	(59,161)
Reclassification of current portion	(107,532)
Other	724
Equity and long-term investments as of December 31, 2024	$341,664
Purchases of trading securities	61,729
Proceeds from trading securities	(8,427)
Purchases of equity and other long-term investments	17,533
Net sales and purchases of investments managed by ISP Fund	(120,955)
Changes in fair value, net	20,160
Reclassification of current portion	91,805
Other	988
Equity and long-term investments as of December 31, 2025	$404,497

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$530,278	$—	$—	$530,278
Total	$530,278	$—	$—	$530,278

(1)
Money market funds are included in cash and cash equivalents in the consolidated balance sheets.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds(1)	$289,441	$—	$—	$289,441
Total	$289,441	$—	$—	$289,441

(1)
Money market funds are included in cash and cash equivalents in the consolidated balance sheets.

As of December 31, 2025 and 2024, all available-for-sale securities were money market funds, and there was no credit loss recognized.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

Our available-for-sale securities and equity and long-term investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of December 31, 2025 Using:
	Quoted Price in Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable
Types of Instruments	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$530,278	$—	$—	$530,278
Investments held by ISP Fund LP	76,993	—	2,748	79,741
Equity investment - Armata Common Stock	157,482	—	—	157,482
Equity investment - Armata Warrants	—	36,244	—	36,244
Equity investment - InCarda Warrants	—	—	43	43
Term loan investment - Armata July 2023 Term Loan	—	—	32,899	32,899
Term loan investment - Armata March 2024 Term Loan	—	—	43,290	43,290
Term loan investment - Armata March 2025 Term Loan	—	—	11,125	11,125
Term loan investment - Armata August 2025 Term Loan	—	—	15,534	15,534
Convertible debt investment - Armata Note	—	—	101,358	101,358
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - InCarda February 2025 Convertible Note	—	—	475	475
Convertible debt investment - InCarda October 2025 Convertible Note	—	—	1,225	1,225
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	62,937	62,937
Convertible debt investment - Syndeio 2025 Convertible Note	—	—	24,490	24,490
Convertible debt investment - Lyndra Convertible Note	—	—	3,492	3,492
Total assets measured at estimated fair value	$764,753	$36,244	$300,052	$1,101,049
Liability
2028 Notes	$—	$267,013	$—	$267,013

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

The investments classified as Level 3 financial instruments are securities that are not publicly traded and the assumptions used in the valuation model of these securities are based on significant unobservable and observable inputs including those of publicly traded peer companies. There are uncertainties on the fair value measurement of the instruments classified under Level 3 due to the use of unobservable inputs and interrelationships between these unobservable inputs, which could result in higher or lower fair value measurements.

The fair values of our 2025 Notes and 2028 Notes are based on recent trading prices of the respective instruments.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. CAPITALIZED FEES PAID

Capitalized fees paid, which consist of registrational and launch-related milestone fees paid to GSK, were as follows:

		December 31,
(In thousands)	Amortization period	2025	2024
United States	2013-2030	$120,000	$120,000
Europe	2013-2029	60,000	60,000
Japan	2013-2029	40,000	40,000
Gross carrying value		220,000	220,000
Accumulated amortization		(163,862)	(150,039)
Net carrying value		$56,138	$69,961

These milestone fees are amortized over their estimated useful lives commencing upon the commercial launch of the product in their respective regions with the amortization recorded as a reduction in revenue from collaborative arrangements. As of December 31, 2025, the weighted average remaining amortization period was 4.2 years.

Additional information regarding these milestone fees is included in Note 3, “Revenue Recognition”. Amortization for each of the years ended December 31, 2025, 2024 and 2023 was $13.8 million. The remaining estimated amortization is $13.8 million for each of the years 2026 and 2027, $13.7 million for the year 2028, $9.4 million for the year 2029 and $5.4 million for the year 2030.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. We recognized goodwill of $11.5 million and $6.4 million from our acquisitions of Entasis and La Jolla, respectively, in 2022. The carrying amount of goodwill as of December 31, 2025 and 2024 was $17.9 million. We have not recognized any impairment losses related to goodwill and intangible assets during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$226,300	$(70,299)	$156,001
Collaboration agreement	10	35,400	(9,245)	26,155
Total		$261,700	$(79,544)	$182,156

	December 31, 2024
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$223,700	$(47,559)	$176,141
In-process research and development		2,600	—	2,600
Collaboration agreement	10	35,400	(5,708)	29,692
Total		$261,700	$(53,267)	$208,433

Intangible assets recognized as a result of the acquisition of Entasis amounted to $106.7 million, which consisted of Entasis’ in-process research and development related to its antibacterial therapeutic product candidates and a collaboration agreement amounting to $71.3 million and $35.4 million, respectively. Following the FDA approval of XACDURO® in May 2023, we started amortizing $68.7 million of the then in-process research and development as a marketed product, as well as the collaboration agreement, over their estimated useful lives. Following the FDA approval of NUZOLVENCE® (formerly zoliflodacin) in December 2025, we started amortizing $2.6 million of the then in-process research and development as a marketed product over its estimated useful life.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets recognized as a result of the acquisition of La Jolla amounting to $151.0 million pertain to product rights and developed technologies on La Jolla’s marketed products. These are intangible assets with determinable lives and are amortized over their estimated useful lives.

As discussed in Note 4 “License and Collaboration Arrangements”, we capitalized the upfront fee of $4.0 million that we paid to Basilea for the exclusive commercialization right of ZEVTERA® in the U.S. under our exclusive distribution and license agreement as an intangible asset. This amount is included in marketed products in the table above and is being amortized over the term of the agreement.

We recognized amortization expense of $26.3 million, $25.9 million and $21.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Future amortization expense is expected to be $26.6 million for each of the years from 2026 to 2030 and $49.2 million thereafter.

9. BALANCE SHEET COMPONENTS

Inventory

Inventory consisted of the following:

	December 31,
(In thousands)	2025	2024
Raw materials	$16,330	$11,113
Work-in-process	17,871	20,529
Finished goods	4,971	2,083
Total inventory	$39,172	$33,725

As of December 31, 2025 and 2024, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $3.4 million and $9.2 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $4.8 million, $13.8 million and $27.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
(In thousands)	2025	2024
Accrued contract manufacturing costs	$8,220	$1,071
Accrued clinical and research expenses	185	611
Accrued professional services	5,845	8,682
Current portion of lease liabilities	418	1,572
Royalty obligation payable	3,690	2,951
Current portion of deferred royalty obligation	8,124	6,438
Accrued license fees and royalties	1,964	1,727
Other(1)	1,022	6,947
Total other accrued liabilities	$29,468	$29,999

(1)
Amount as of December 31, 2024 includes $5.3 million advance payments received from our partner for inventory supply as discussed in Note 4, “License and Collaboration Arrangements”.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
(In thousands)	2025	2024
Long-term portion of deferred royalty obligation	$54,104	$63,096
Long-term portion of lease liabilities	10,868	1,179
Other	1,119	—
Total other long-term liabilities	$66,091	$64,275

10. STOCK‑BASED COMPENSATION

Equity Incentive Plans

In May 2012, we adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, RSAs, RSUs and Stock Appreciation Rights to employees, non-employee directors and consultants. As of December 31, 2025, total shares remaining available for issuance under the 2012 Plan were 20.

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

As of December 31, 2025, total shares remaining available for issuance under the 2023 ESPP were 2,385,766.

Director Compensation Program

Our non-employee directors receive compensation for services provided as a director. Each member of our board of directors who is not an employee receives both cash and equity compensation for services as a director, member of a committee of the board of directors, lead independent director and chairman, as applicable.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each of our independent directors receives periodic automatic grants of equity awards under a program implemented under the 2012 Plan. These grants are non‑discretionary. Only our independent directors or affiliates of such directors are eligible to receive automatic grants under the 2012 Plan. Under the program, each individual who first became a non-employee director will, on the date such individual joins the board of directors, automatically be granted a one‑time grant of RSUs covering a number of shares of our common stock calculated as $125,000 divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, rounded down to the nearest whole share (the “Initial RSUs”), plus a one‑time grant of RSUs covering a number of shares of our common stock calculated as $225,000 divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, which would be pro-rated for the number of whole months remaining until the anniversary of the prior year’s stockholders’ meeting, rounded down to the nearest whole share (the “Pro Rata RSUs”). The Initial RSUs vest in two equal annual installments, while Pro Rata RSUs vest in a single installment at the sooner of the next annual stockholder meeting or the one-year grant anniversary, in each case subject to the non-employee director’s continuous service through the applicable vesting date.

Annually, upon his or her re‑election to the board of directors at the Annual Meeting of Stockholders, each non-employee director is automatically granted an RSU covering a number of shares of our common stock calculated as $225,000 divided by our common stock closing share price on the date of grant as reported on The Nasdaq Global Select Market, rounded down to the nearest whole share. These RSUs will vest at the sooner of the next annual stockholder meeting or the one-year anniversary of grant, subject to the non-employee director’s continuous service through the applicable vesting date. Following the amendment to our non-employee director compensation program, both the annual RSUs and Initial RSUs described above remained unchanged with the exception that the number of shares of our common stock subject to each award has been reduced.

These RSUs will vest in full upon the director’s death, the occurrence of a change in control, or the director’s disability before the director’s service terminates. Director RSUs carry dividend equivalent rights to be credited with an amount equal to all cash dividends paid on the underlying shares of common stock while unvested. Dividend equivalents are subject to the same terms and conditions, including vesting, as the RSUs to which they attach and are paid in cash upon vesting.

Stock‑Based Compensation Expense

Stock‑based compensation expense is included in the consolidated statements of income and comprehensive income as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Selling, general and administrative	$8,930	$6,040	$4,645
Research and development	522	334	1,192
Total	$9,452	$6,374	$5,837

Stock‑based compensation expense included in the consolidated statements of income and comprehensive income by award type is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Stock options	$3,995	$2,738	$1,980
RSUs	5,041	3,348	3,663
RSAs	76	123	168
ESPP	340	165	26
Total stock-based compensation expense	$9,452	$6,374	$5,837

As of December 31, 2025, the unrecognized stock-based compensation cost and the estimated weighted-average amortization period were as follows:

(In thousands)	Unrecognized Compensation Cost	Weighted-Average Amortization Period (Years)
Stock options	$9,140	2.6
RSUs	13,354	2.8
RSAs	22	0.7
ESPP	225	0.4
Total unrecognized compensation expense	$22,741

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation Awards

The following table summarizes equity award activity under the 2012 Plan and prior plans and related information:

(In thousands, except per share data)	Number of outstanding options	Weighted-Average Exercise Price of Outstanding Options	Number of outstanding RSUs	Weighted-Average Fair Value per Share at Grant	Number of outstanding RSAs	Weighted-Average Fair Value per Share at Grant
Balance as of December 31, 2024	2,067	$15.23	598	$15.00	7	$15.50
Granted	870	$18.00	662	$18.18	—	$—
Exercised	(85)	$15.09
Released RSUs and RSAs			(300)	$15.10	(5)	$15.78
Forfeited	(17)	$15.87	(36)	$15.70	—	$—
Expired	(1)	$14.11
Balance as of December 31, 2025	2,834	$16.08	924	$17.22	2	$14.77
Vested and expected to vest as of December 31, 2025	2,834	$16.08	924	$17.22

As of December 31, 2025, the aggregate intrinsic value of options outstanding and options exercisable was $11.1 million and $6.4 million, respectively. As of December 31, 2024, the aggregate intrinsic value of options outstanding and options exercisable was $5.0 million and $2.4 million, respectively. As of December 31, 2025, 1,267,886 options were exercisable. The weighted average remaining contractual term of options outstanding was 7.68 years and 8.04 years as of December 31, 2025 and 2024, respectively.

The total intrinsic value of the options exercised was not material for the years ended December 31, 2025, 2024 and 2023. The total estimated fair value of options vested was $3.8 million, $2.5 million and $1.9 million the years ended December 31, 2025, 2024 and 2023, respectively.

The total estimated fair value of RSUs vested was $4.6 million, $3.2 million and $3.9 million for the years December 31, 2025, 2024 and 2023, respectively.

The total estimated fair value of RSAs vested was not material for the year ended December 31, 2025, 2024, and 2023.

Valuation Assumptions

Black-Scholes-Merton weighted-average assumptions used in calculating the estimated value of stock options granted by Innoviva on the dates of grant were as follows:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.2%	4.2%	4.0%
Expected term (in years)	6.07	6.10	6.09
Volatility	34.5%	35.5%	37.8%
Dividend yield	0.0%	0.0%	0.0%

Weighted-average estimated fair value of stock options granted	$7.48	$8.17	$5.57

11. Stockholders’ Equity

For the year ended December 31, 2025, a total of 590,703 warrants were exercised into an equivalent number of our common shares at an exercise price of $18.11 per share, resulting in approximately $10.7 million in proceeds. There were no outstanding warrants as of December 31, 2025.

On November 3, 2025, our board of directors authorized a new share repurchase program under which we may repurchase up to $125.0 million of our outstanding shares of common stock. The timing and amount of any share repurchases under the share

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchase program will be subject to the Securities and Exchange Commission Rule 10b-18 and Rule 10b5-1 requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will be determined by our management in its discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock, prevailing stock prices, general market conditions, and other considerations. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. This program has no termination date, may be suspended or discontinued at any time at our discretion and does not oblige us to acquire any amount of common stock. From program inception through December 31, 2025, we repurchased 227,855 shares in the open market at an average price of $20.09 per share for a total amount of approximately $4.6 million. Subsequent to December 31, 2025 and through February 13, 2026, we have repurchased 569,443 shares in the open market at an average price of $19.88 per share for a total amount of approximately $11.4 million. All repurchased shares were retired.

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

12. DEBT

Our debt consists of the following:

	December 31,
(In thousands)	2025	2024
2025 Notes	$—	$192,500
2028 Notes	261,000	261,000
Total debt	261,000	453,500
Less: Unamortized debt discount and issuance costs	(3,269)	(5,156)
Total debt, net	257,731	448,344
Less: Current portion of long-term debt, net	—	(192,028)
Total long-term debt, net	$257,731	$256,316

Convertible Subordinated Notes Due 2023

In January 2013, we completed an underwritten public offering of $287.5 million aggregate principal amount of our 2023 Notes, which matured on January 15, 2023. The 2023 Notes carried interest at the rate of 2.125% per year that was payable semi-annually in arrears in cash on January 15 and July 15 of each year.

From time to time, the total face value of the 2023 Notes was reduced through partial conversion, retirement and repurchase. The remaining balance of $96.2 million was fully paid in cash upon the maturity date in January 2023.

The following table sets forth total interest expense recognized related to the 2023 Notes for the year ended December 31, 2023:

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31,
(In thousands)	2023
Contractual interest expense	$85
Amortization of debt issuance costs	11
Total interest and amortization expense	$96

Convertible Senior Notes Due 2025

On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes. The 2025 Notes were senior unsecured obligations and carried interest at a rate of 2.5% per year, payable semi-annually in arrears on February 15 and August 15 of each year.

The 2025 Notes were convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.

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

The remaining principal balance of $25,000 was fully paid in cash upon the maturity date in August 15, 2025.

The annual effective interest rate on the 2025 Notes in 2025 up to its settlement was 2.90%. For the years ended December 31, 2024 and 2023, the annual effective interest rate on the 2025 Notes was 2.88%.

Our 2025 Notes balances consisted of the following as of December 31, 2024:

December 31,
(In thousands)	2024
Principal	$192,500
Debt discount and issuance costs, net	(472)
Net carrying amount	$192,028

The following table sets forth total interest expense recognized related to the 2025 Notes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Contractual interest expense	$3,002	$4,813	$4,813
Amortization of debt issuance costs	472	733	712
Total interest and amortization expense	$3,474	$5,546	$5,525

Convertible Senior Notes Due 2028

In March 2022, we completed a private placement of $261.0 million aggregate principal amount of our 2028 Notes, which will mature on March 15, 2028.

We used approximately $21.0 million of the net proceeds to fund the cost of entering into the capped call transactions described below. In addition, we used $165.6 million of the remaining net proceeds to repurchase $144.8 million aggregate principal amount of the 2023 Notes in separate and individually negotiated transactions with certain holders of the 2023 Notes, which closed concurrently with the issuance of the 2028 Notes.

The 2028 Notes bear interest at an annual rate of 2.125% that is payable semi-annually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2022.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	December 31,
(In thousands)	2025	2024
Principal	$261,000	$261,000
Debt discount and issuance costs, net	(3,269)	(4,684)
Net carrying amount	$257,731	$256,316

The following table sets forth total interest expense recognized related to the 2028 Notes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Contractual interest expense	$5,546	$5,546	$5,546
Amortization of debt discount and issuance costs	1,415	1,377	1,342
Total interest and amortization expense	$6,961	$6,923	$6,888

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of December 31, 2025 are as follows:

(In thousands)	Amount
Year ending December 31,
2026	$—
2027	—
2028	261,000
Total	$261,000

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

For the years ended December 31, 2025, 2024 and 2023, we recognized interest expense of $6.3 million, $9.8 million and $6.5 million, respectively, on the deferred royalty obligation. The carrying value of the deferred royalty obligation as of December 31, 2025 and 2024 was $62.2 million and $69.5 million, respectively, (refer to Note 9 “Balance Sheet Components”). During the years ended December 31, 2025, 2024 and 2023, we made royalty payments to HCR of $12.8 million, $9.1 million and $5.4 million, respectively. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of December 31, 2025 and 2024 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. As of December 31, 2025, the annual effective interest rate of the deferred royalty obligation is 10.03%.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the terms of the La Jolla Royalty Agreement, if we are unable to meet certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA®, HCR would have the right to terminate the La Jolla Royalty Agreement and demand payment of either $125.0 million or $225.0 million (depending on which obligation we have failed to meet) less aggregate royalties already paid to HCR. As of December 31, 2025, inclusive of the aggregate royalties paid to HCR by La Jolla under the La Jolla Royalty Agreement prior to our acquisition, La Jolla paid approximately $40.0 million of aggregate royalties to HCR. In the event that we fail to pay such amount if and when due in a timely manner, HCR would have the right to foreclose on the GIAPREZA®-related assets. HCR has no recourse against any asset other than GIAPREZA®.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is immaterial and, therefore, not recognized as of December 31, 2025 and 2024. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the consolidated statements of income and comprehensive income.

13. COMMITMENTS AND CONTINGENCIES

Operating Lease

We have operating leases for our corporate headquarters, office spaces and laboratory facilities.

In 2019, we entered into an operating lease for our headquarters in Burlingame, California for approximately 2,111 rentable square feet. The lease commenced in November 2019 with an initial term of thirty-six calendar months, which was subsequently amended to expire in December 2027. Our operating leases include a facility lease consisting of 15,500 square feet of office space in Waltham, Massachusetts, which expires in March 2029. In November 2025, we entered into an operating lease for approximately 22,881 square feet of office and laboratory space in Lexington, Massachusetts, which expires in April 2036. We have the option to terminate this lease, for an early termination fee, before May 2029.

The components of lease costs are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Straight line operating lease costs	$1,424	$1,200	$1,428
Variable lease costs	91	14	189
Total lease costs	$1,515	$1,214	$1,617

Supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:	$1,705	$1,464	$1,542
Operating lease right-of-use assets obtained in exchange for operating lease obligations	10,022	1,156	—

As of December 31, 2025, our operating leases have weighted-average remaining term of approximately 9.6 years and the weighted-average discount rate on our operating lease liabilities was 5.3%.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments on our operating leases as of December 31, 2025 are as follows:

(In thousands)	Amount
Year ending December 31,
2026	$1,005
2027	1,327
2028	1,224
2029	1,335
2030	1,454
Thereafter	8,516
Total undiscounted lease payments	14,861
Less: imputed interest	(3,575)
Total operating lease liabilities	$11,286

Purchase Commitments

In April 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. We have approximately $7.3 million and $5.9 million U.S. dollar equivalent in purchase commitments under the agreement for the years 2026 and 2027, respectively.

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

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Indemnifications and Other Contingencies

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our consolidated financial statements. We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and, as of December 31, 2025, we have not accrued any liabilities in the consolidated financial statements as a result of these provisions.

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

Based on the qualitative and quantitative assessments performed under ASC 805, Business Combinations, we concluded that the set of assets acquired did not meet the definition of a business and, therefore, accounted for the transaction as an asset acquisition. The assets acquired in the transaction were recorded at their allocated costs based on their relative fair values. The allocated cost of the IPR&D acquired was $9.4 million, which was charged to research and development expense as it had no alternative future use at the time of the acquisition. The allocated cost of the fixed assets, which consist of laboratory equipment, was $1.1 million and was capitalized within property and equipment. The fixed assets have not been placed in service and, therefore, no depreciation has been recognized as of December 31, 2025.

15. INCOME TAXES

The components of income before provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$327,060	$37,362	$194,034
Foreign	(198)	26	64
Income before provision for income taxes	$326,862	$37,388	$194,098

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense consists of the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current
Federal	$6,578	$23,438	$7,799
State	3,477	3,175	2177
Foreign	1,795	—	—
Total current	11,850	26,613	9,976

Deferred
Federal	42,745	(12,606)	6,594
State	1,102	(11)	(2,194)
Total deferred	43,847	(12,617)	4,400

Total income tax expense, net	$55,697	$13,996	$14,376

We adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate of the year ended December 31, 2025:

	Year Ended December 31,
	2025
(In thousands)	$	%
U.S. federal tax at statutory rate	$68,682	21.0%
State and local effects(1)	2,739	0.9%
Foreign tax effects
Other - Withholding taxes	1,796	0.6%
Enactment of new tax laws	—	—%
Cross-border tax laws
Foreign-derived intangible income	(7,543)	(2.3)%
Tax credits
Foreign tax credit	(1,555)	(0.5)%
Research and development credit	(324)	(0.1)%
Change in valuation allowance	(11,726)	(3.6)%
Nontaxable or nondeductible items	407	0.1%
Changes in unrecognized tax benefits	3,709	1.1%
Other adjustments	(488)	(0.2)%
Effective tax rate	$55,697	17.0%

(1) For tax year 2025, state taxes in Kentucky made up the majority (greater than 50 percent) of the tax effect in this category.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024		2023
(In thousands)	$	%	$	%
Expected tax at federal statutory rate	$7,846	21.0%	$40,747	21.0%
State income tax expense, net of federal benefit	1,864	5.0%	1,433	0.7%
Federal and state research credits	(90)	(0.2)%	(1,582)	(0.8)%
Section 250 deduction	(11,767)	(31.5)%	(15,274)	(7.9)%
Change in valuation allowance	18,386	49.2%	(12,167)	(6.2)%
Other	(2,243)	(6.0)%	1,219	0.6%
Total income tax expense, net	$13,996	37.5%	$14,376	7.4%

The following table presents the income taxes paid (net of any refunds received) for the year ended December 31, 2025 in accordance with the new guidance in ASU No. 2023-09:

Year Ended December 31,
(In thousands)	2025
Federal	$17,300
State and local jurisdiction	1,377
Foreign	436
Net cash paid for income taxes	$19,113

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets
Net operating loss carryforwards	$172,440	$176,989
Research and development tax credit carryforwards	21,270	21,359
Unrealized losses on investment, net	—	11,481
Deferred royalty obligation, net	15,654	17,452
Accruals and reserves	2,479	—
Other	5,942	6,832
Total deferred tax assets before valuation allowance	217,785	234,113
Valuation allowance	(176,151)	(187,635)
Total deferred tax assets	41,634	46,478
Deferred tax liabilities
Depreciation and amortization	(32,205)	(31,626)
Unrealized gains on investment, net	(37,823)	—
Inventory fair value adjustment	(986)	(2,798)
Other	(2,413)	—
Net deferred tax assets (liabilities)	$(31,793)	$12,054

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2025, we had federal net operating loss carryforwards of approximately $497.7 million, $448.2 of which do not expire. We also had state net operating loss carryforwards of approximately $1,028.9 million, which will expire beginning 2030, and state research tax credits of approximately $33.6 million, which will expire beginning 2033.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

We conducted an Internal Revenue Code of 1986, as amended, Section 382 (“Section 382”) analysis through December 31, 2025 to determine whether an ownership change had occurred since inception. The Section 382 study concluded that it is more likely than not that the Company did not experience an ownership change during the testing period. However, notwithstanding the applicable annual limitations, no portion of the net operating loss or credit carryforwards is expected to expire before becoming available to reduce federal and state income tax liabilities as a result of those identified ownership changes. If we undergo an ownership change, the utilization of the pre-ownership change net operating loss carryforwards or pre-ownership change tax attributes, such as research tax credits, to offset the post-ownership change income may be subject to an annual limitation, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws.

As of December 31, 2025, $146.5 million of Entasis’ federal net operating losses and $351.2 million of La Jolla’s federal operating losses from the acquisitions in 2022, both subject to annual limitations, were available for future utilization.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, we have accrued interest or penalties of $3.3 million and $0.4 million, respectively

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows:

(In thousands)	Amount
Unrecognized tax benefits as of December 31, 2022	$16,324
Net increase in tax portions for 2023	3,119
Unrecognized tax benefits as of December 31, 2023	19,443
Net increase in tax portions for 2024	41,851
Unrecognized tax benefits as of December 31, 2024	61,294
Net increase in tax portion for 2025	1,415
Unrecognized tax benefits as of December 31, 2025	$62,709

We are subject to taxation in the U.S. and various state jurisdictions. The tax years 2006 through 2013, 2015 and forward remain open to examination by the federal and most state tax authorities due to net operating loss and overall credit carryforward positions.

INNOVIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT REPORTING

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

Our revenues are generated primarily from our collaborative arrangements and royalty payments from GSK, located in Great Britain. We also generate revenue from net product sales of GIAPREZA®, XACDURO®, XERAVA® and ZEVTERA®, as well as license and other revenues. Refer to Note 3, “Revenue Recognition”, for more information on our revenues for the periods presented.

Our long-term assets are located within the United States. The CODM does not review assets at a different level or category than the amounts disclosed in the consolidated balance sheets.

The table below presents the financial information used by the CODM to assess performance, which reconcile to the consolidated net income:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Total revenue	$411,328	$358,711	$310,463
Less:
Cost of products sold	77,384	36,598	41,040
Cost of license revenue	—	—	1,600
Amortization of acquired intangible assets	26,277	25,902	21,784
Selling and marketing	36,502	31,441	30,739
General and administrative	76,816	84,249	67,493
Research and development - External services and expenses	15,705	7,408	20,051
Research and development - Internal expenses	5,531	6,246	13,871
Research and development - Acquired IPR&D	9,368	—	—
Changes in fair values of equity method investments, net	(141,433)	64,253	(77,392)
Changes in fair values of equity and long-term investments, net	(20,160)	59,161	(11,129)
Interest and dividend income	(21,086)	(19,141)	(15,818)
Interest expense	16,698	22,209	19,157
Other expense, net	2,864	2,997	4,969
Income tax expense, net	55,697	13,996	14,376
Consolidated net income	$271,165	$23,392	$179,722

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innoviva, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on company’s internal control over financial reporting.

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
o
Evaluated the Company’s disclosures related to the primary beneficiary determination of its consolidated entities and unconsolidated VIEs

/s/ Deloitte & Touche LLP

San Jose, California

February 25, 2026

We have served as the Company’s auditor since 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of December 31, 2025, under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods specified in the Commission’s rules and forms and controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of December 31, 2025. Their attestation report on the audit of our internal control over financial reporting is included below.

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

Changes in Internal Control over Financial Reporting

There have been no material changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the year ended December 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Innoviva, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Innoviva, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion over those financial statements.

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

/s/ Deloitte & Touche LLP

San Jose, California

February 25, 2026

ITEM 9B. OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal year ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than with respect to the Securities Authorized for Issuance under Equity Compensation Plans below, the information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards		Weighted‑average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,758,334	(1)	$16.08	(2)	2,385,786	(3)

(1)
Includes 2,833,887 shares issuable upon exercise of outstanding options and 924,447 shares issuable upon vesting of outstanding RSUs and RSAs.
(2)
Does not take into account outstanding restricted stock units as these awards have no exercise price.
(3)
Includes 2,385,766 shares of common stock available under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

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

ITEM 16. FORM 10‑K SUMMARY

None.

Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

2.1	Agreement and Plan of Merger, dated as of May 23, 2022, by and among Innoviva, Inc., Innoviva Merger Sub, Inc. and Entasis Therapeutics	8-K	2.1	5/24/2022
2.2	Agreement and Plan of Merger, dated as of July 10, 2022, by and among Innoviva, Inc., Innoviva Acquisition Sub, Inc. and La Jolla Pharmaceutical Company	8-K	2.1	7/11/2022
3.1	Amended and Restated Certificate of Incorporation	8‑K	99.2	4/28/2016
3.2	Amended and Restated Bylaws, amended and restated as of January 1, 2023	8‑K	3.1	1/4/2023
4.1	Specimen certificate representing the common stock of the registrant	10‑K	4.1	12/31/2006
4.2	Indenture, dated as of January 24, 2013 by and between Theravance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	1/25/2013
4.3	Form of 2.125% Convertible Subordinated Note Due 2023	8-K	4.1	1/25/2013
4.4	Indenture (including form of Note) with respect to Innoviva’s 2.50% Convertible Senior Notes due 2025, dated as of August 7, 2017, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8‑K	4.1	8/7/2017
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020
4.6	Indenture (including form of Note) with respect to Innoviva’s 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022
10.2	Collaboration Agreement between the registrant and Glaxo Group Limited, dated as of November 14, 2002	10‑Q	10.1	6/30/2014
10.3	Amended and Restated Investors’ Rights Agreement by and among the registrant and the parties listed therein, dated as of May 11, 2004	S‑1	10.13	6/10/2004
10.4*	Strategic Alliance Agreement between the registrant and Glaxo Group Limited, dated as of March 30, 2004	10‑K	10.13	12/31/2013
10.5+	Description of Cash Bonus Program, as amended	10‑K	10.22	12/31/2009
10.6+	Amendment to Change in Control Severance Plan effective December 16, 2009	10‑K	10.47	12/31/2009
10.7+	2009 Change in Control Severance Plan adopted December 16, 2009	10‑K	10.48	12/31/2009
10.8	Second Amendment to Amended and Restated Governance Agreement among the registrant, Glaxo Group Limited, GlaxoSmithKline plc and GlaxoSmithKline LLC, dated as of November 29, 2010	8‑K	10.2	11/29/2010
10.9	Amendment to Strategic Alliance Agreement, dated October 3, 2011	10‑K	10.34	12/31/2011
10.10+	2012 Equity Incentive Plan, as approved by the board of directors February 8, 2012 and approved by stockholders May 16, 2012 and forms of equity award	10‑Q	10.38	6/30/2012
10.11	Base Capped Call Transaction, dated January 17, 2013	8‑K	10.1	1/23/2013
10.12	Additional Capped Call Transaction, dated January 18, 2013	8‑K	10.2	1/23/2013
10.13	Master Agreement by and among Theravance, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.1	3/6/2014
10.14*	Collaboration Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.2	3/6/2014
10.15*	Strategic Alliance Agreement Amendment by and between Theravance, Inc. and Glaxo Group Limited, dated March 3, 2014	8‑K/A	10.3	3/6/2014
10.16	Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014	8‑K	10.2	6/5/2014
10.17	Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014	8‑K	10.3	6/5/2014

10.18	Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014	8‑K	10.4	6/5/2014
10.19	Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014	8‑K	10.5	6/5/2014
10.20	Amendment/Clarification to Transition Services Agreement between Theravance and Theravance Biopharma, dated March 2, 2015	10‑Q	10.64	3/31/2015
10.21+	First Amendment to 2009 Change In Control Severance Plan (Renamed 2009 Severance Plan)	8‑K	10.2	7/29/2015
10.22	Form of Notice of Performance‑Based Restricted Stock Award and Restricted Stock Award Agreement under 2012 Equity Incentive Plan (director form)	10‑K	10.76	2/23/2018
10.23+	Second Amendment to 2009 Severance Plan	10‑Q	10.81	7/26/2018
10.24+	Offer Letter with Marianne Zhen, dated September 7, 2018	8‑K	10.1	9/11/2018
10.25+	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated May 20, 2020	8‑K	10.1	5/26/2020
10.26+	Offer Letter between Innoviva, Inc. and Pavel Raifeld, dated April 29, 2022	8-K	10.1	5/2/2022
10.27	Strategic Advisory Agreement, dated as of December 11, 2020, by and between Sarissa Capital Management LP and Innoviva, Inc.	8‑K	10.1	12/14/2020
10.28	Amended and Restated Limited Partnership Agreement of ISP Fund LP, dated as of December 11, 2020, by and among ISP Fund LP, Sarissa Capital Fund GP LP, Innoviva Strategic Partners LLC and the other parties named therein	8‑K	10.2	12/14/2020
10.29	Share Repurchase Agreement, dated as of May 2021, by and between Innoviva, Inc. and Glaxo Group Limited	8-K	10.1	5/20/2021
10.30	Letter Agreement, dated as of May 20, 2021, by and among Innoviva Strategic Partners LLC, ISP Fund LP and Sarissa Capital Fung GP LP	8-K	10.2	5/20/2021
10.31	Capped Call Confirmation dated March 2, 2022, by and among Innoviva, Inc., Bank of America, N.A., Goldman Sachs & Co. LLC and Deutsche Bank AG, London Branch	8-K	10.1	3/8/2022
10.32	Amendment No. 1 to the Investor Rights Agreement, dated May 23, 2022, by and among Innoviva, Inc. and Entasis Therapeutics Holdings Inc.	8-K	10.1	5/24/2022
10.33	Support Agreement, dated July 10, 2022, by and among Innoviva, Inc., Innoviva Acquisition Sub, Inc., Tang Capital Partners, LP and Kevin C. Tang Foundation	8-K	10.1	7/11/2022
10.34	Equity Purchase Agreement, dated July 13, 2022, by and among Innoviva, Inc., Innoviva TRC Holdings LLC and Royalty Pharma Investments 2019 ICAV	8-K	10.1	7/13/2022
10.35	Third Amendment to Collaboration Agreement, dated July 13, 2022, by and among Innoviva, Inc., Glaxo Group Limited, and Theravance Respiratory Company, LLC.	8-K	10.2	7/13/2022
10.36+	Transition Agreement between Larry Edwards and Innoviva Specialty Therapeutics, Inc., dated February 23, 2023, and Release of Claims form signed by Larry Edwards, dated April 5, 2023	10-Q	10.1	5/9/2023
10.37	2023 Employee Stock Purchase Plan	DEF 14A		4/28/2023
10.38+	Offer Letter between Innoviva, Inc. and Stephen Basso dated July 28, 2023	8-K	10.1	8/25/2023
19	Amended and Restated Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities (effective as of March 15, 2023)	10-K	19	12/31/2024
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
23.3	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm of Armata Pharmaceuticals, Inc.**
24.1	Power of Attorney (see signature page to this Annual Report on Form 10‑K)				X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934				X
32#	Certifications Pursuant to 18 U.S.C. Section 1350
97	Innoviva Clawback Policy (effective as of October 2, 2023)	10-K	97	2/29/2024
99.1	Audited Consolidated Financial Statements of Armata Pharmaceuticals, Inc. at December 31, 2025, for the year ended December 31, 2025**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

INNOVIVA, INC.

Date: February 25, 2026	By:	/s/ PAVEL RAIFELD Pavel Raifeld Chief Executive Officer

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

Signature	Title	Date

/s/ PAVEL RAIFELD Pavel Raifeld	Chief Executive Officer (Principal Executive Officer)	February 25, 2026

/s/ STEPHEN BASSO Stephen Basso	Chief Financial Officer (Principal Financial Officer)	February 25, 2026

/s/ MARK DIPAOLO Mark DiPaolo, Esq.	Chairman of the Board	February 25, 2026

/s/ JULES HAIMOVITZ Jules Haimovitz	Director	February 25, 2026

/s/ SARAH SCHLESINGER Sarah Schlesinger, M.D.	Director	February 25, 2026

/s/ DEREK SMALL	Director	February 25, 2026
Derek Small