Form 10-Q
period 2026-03-31
Innoviva, Inc.
filed 2026-05-06
CIK 1080014

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of registrant’s common stock outstanding on April 30, 2026 was 73,808,749.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$603,085	$550,941
Accounts receivable	34,005	34,966
Receivable from collaboration arrangement	58,623	58,351
Inventory	38,843	39,172
Prepaid expenses	24,842	26,721
Current portion of ISP Fund investments (Note 5)	8,846	15,727
Other current assets	4,379	1,637
Total current assets	772,623	727,515
Property and equipment, net	2,142	1,555
Equity method investments	351,376	193,726
Equity and long-term investments	413,078	404,497
Capitalized fees paid, net	52,682	56,138
Right-of-use assets	10,652	10,929
Goodwill	17,905	17,905
Intangible assets	175,602	182,156
Other assets	40,527	40,744
Total assets	$1,836,587	$1,635,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,518	$4,966
Accrued personnel-related expenses	4,334	9,100
Accrued interest payable	231	1,618
Deferred revenue	3,677	4,270
Income tax payable	—	274
Other accrued liabilities	21,798	29,468
Total current liabilities	36,558	49,696
Long-term debt, net of discount and issuance costs	258,095	257,731
Other long-term liabilities	69,103	66,091
Deferred tax liabilities, net	72,831	31,793
Income tax payable, long-term	58,345	57,013
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 73,808 and 74,636 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	738	747
Additional paid-in capital	884,954	902,726
Retained earnings	455,963	269,368
Total stockholders’ equity	1,341,655	1,172,841
Total liabilities and stockholders’ equity	$1,836,587	$1,635,165

* Condensed consolidated balance sheet has been derived from audited consolidated financial statements as of December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended March 31, 2026 and 2025	$55,167	$57,807
Net product sales	41,371	30,279
License and other revenue	1,456	546
Total revenue	97,994	88,632
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding amortization of intangible assets)	15,607	8,842
Amortization of acquired intangible assets	6,554	6,475
Gross profit	75,833	73,315
Operating expenses:
Selling, general and administrative	32,438	27,491
Research and development	5,241	4,396
Total operating expenses	37,679	31,887
Income from operations	38,154	41,428
Changes in fair values of equity method investments, net	157,650	(13,549)
Changes in fair values of equity and long-term investments, net	33,575	(65,299)
Interest and dividend income	10,987	4,538
Interest expense	(5,437)	(4,711)
Other expense, net	(366)	(996)
Income (loss) before income taxes	234,563	(38,589)
Income tax expense, net	(47,968)	(7,995)
Net income (loss) and comprehensive income (loss)	$186,595	$(46,584)
Net income (loss) per share:
Basic	$2.52	$(0.74)
Diluted	$2.22	$(0.74)
Shares used to compute net income (loss) per share:
Basic	74,160	62,709
Diluted	84,849	62,709

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2026
			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2026	74,636	$747	$902,726	$269,368	$1,172,841
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	143	1	100	—	101
Repurchase of common stock, including accrued excise tax	(971)	(10)	(20,439)	—	(20,449)
Stock-based compensation	—	—	2,567	—	2,567
Net income	—	—	—	186,595	186,595
Balance as of March 31, 2026	73,808	$738	$884,954	$455,963	$1,341,655

	Three Months Ended March 31, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	62,665	$627	$692,329	$(1,797)	$691,159
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	106	1	182	—	183
Stock-based compensation	—	—	2,147	—	2,147
Net loss	—	—	—	(46,584)	(46,584)
Balance as of March 31, 2025	62,771	$628	$694,658	$(48,381)	$646,905

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$186,595	$(46,584)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	41,038	(240)
Amortization of capitalized fees and depreciation of property and equipment	3,487	3,488
Amortization of acquired intangible assets	6,554	6,475
Inventory fair value step-up adjustment included in cost of products sold	1,149	244
Stock-based compensation	2,567	2,147
Amortization of debt discount and issuance costs	364	541
Changes in fair values of equity method investments, net	(157,650)	13,549
Changes in fair values of equity and long-term investments, net	(33,575)	65,299
Other non-cash items	1,026	799
Changes in operating assets and liabilities:
Accounts receivable	961	3,719
Receivable from collaboration arrangement	(271)	4,711
Inventory	(1,310)	(9,153)
Prepaid expenses	1,879	5,649
Other assets	(8,365)	551
Accounts payable	1,552	2,568
Accrued personnel-related expenses and other accrued liabilities	(9,797)	(4,809)
Accrued interest payable	(1,387)	(2,589)
Income tax payable	1,058	2,376
Deferred revenue	(593)	(124)
Net cash provided by operating activities	35,282	48,617
Cash flows from investing activities
Purchases of trading securities	(10,000)	(34,674)
Purchases of equity investments managed by ISP Fund LP	(2,457)	—
Sales of equity investments managed by ISP Fund LP	43,292	19,939
Purchases and sales of other investments managed by ISP Fund LP, net	6,665	(19,939)
Purchases of property and equipment	(492)	—
Net cash provided by (used in) investing activities	37,008	(34,674)
Cash flows from financing activities
Repurchase of common stock	(20,247)	—
Repurchase of shares to satisfy tax withholding	(158)	(67)
Proceeds from issuances of common stock, net	259	250
Net cash provided by (used in) financing activities	(20,146)	183
Net increase in cash and cash equivalents	52,144	14,126
Cash and cash equivalents at beginning of period	550,941	304,964
Cash and cash equivalents at end of period	$603,085	$319,090

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,773	$5,179
Cash paid for income taxes	$670	$—
Supplemental Disclosure of Non-cash Investing Activities:
Accrued interest income converted to long-term investments	$5,840	$—

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

Our wholly owned, critical care and infectious disease operating platform, with a hospital focus, is anchored by a portfolio of four commercial and marketed products, as well as an FDA-approved product which is expected to be available to patients in the second half of 2026:

•
GIAPREZA® (angiotensin II) for increasing blood pressure in adults with septic or other distributive shock;
•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use for the treatment of hospital-acquired and ventilator-associated bacterial pneumonia caused by Acinetobacter;
•
XERAVA® (eravacycline) for the treatment of complicated intra-abdominal infections in adults;
•
ZEVTERA® (ceftobiprole), an advanced-generation cephalosporin antibiotic for the treatment of staphylococcus aureus bacteremia, including those with right-sided endocarditis, acute bacterial skin and skin structure infections, and community-acquired bacterial pneumonia, licensed from Basilea Pharmaceutica Ltd, Allschwil (SIX: BSLN) (“Basilea”) for U.S. commercialization and which commercially launched in the third quarter of 2025; and
•
NUZOLVENCE® (formerly known as zoliflodacin), approved by the FDA on December 12, 2025, for the treatment of uncomplicated urogenital gonorrhea in adults and adolescents.

In addition, we own other strategic healthcare assets, such as a significant equity stake in Armata Pharmaceuticals, Inc., a leader in development of bacteriophages with potential use across a range of infectious and other serious diseases. We also have economic interests in several other healthcare companies through our portfolio approach.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as audited consolidated financial statements and, in our opinion, include all adjustments, consisting of all normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows. The interim results are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026, or any other periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of Innoviva, our wholly-owned subsidiaries, and certain variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026, and as amended on March 27, 2026. There have been no material changes to our summary of significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Currently, we derive the majority of our revenues from GSK. Our near-term success depends in large part upon the performance by GSK of its commercial obligations under the GSK Agreements and the commercial success of RELVAR®/BREO® ELLIPTA®and ANORO® ELLIPTA®. If GSK does not devote sufficient resources to the commercialization of these products, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, our business would be materially harmed. GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for products developed under the GSK Agreements, including RELVAR®/BREO® ELLIPTA® and ANORO® ELLIPTA®. Our quarterly royalty revenues may fluctuate due to a variety of factors, many of which are outside of our control. Our royalty revenues under the GSK Agreements may not meet our analysts’ or investors’ expectations due to a number of important factors.

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

Three of our customers each account for 27%, 25% and 25%, respectively, of our net product sales for the three months ended March 31, 2026, and 29%, 27% and 27%, respectively, for the three months ended March 31, 2025. Three of our customers account for 36%, 31% and 16%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of March 31, 2026. Three of our customers account for 29%, 28% and 16%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our consolidated balance sheet as of December 31, 2025.

We did not have an allowance for expected credit losses on our receivable from collaboration arrangement and accounts receivable as of March 31, 2026 and December 31, 2025.

Refer to Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We also invested in ISP Fund LP, whose investments consist of money market funds, trading securities, and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered into in December 2020, we became a limited partner of the partnership. In October 2024, we elected to unwind our capital accounts in the partnership in accordance with the terms of the Partnership Agreement and expect to receive distributions through April 2026. Accordingly, the portion of the cash balance and money market funds expected to be distributed within 12 months from the balance sheet date has been classified as “Current portion of ISP Fund investments,” while the remaining equity investments have been classified as long-term investments in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

We may also enter into contracts that involve a series of manufacturing processes for products and related components. For any distinct performance obligation where the manufacturing process does not create an asset with alternative use and there is an enforceable right to payment for the performance completed to date, the related revenue is recognized over time. For performance obligations satisfied over time, we use an input method to measure progress. Specifically, we apply the cost-to-cost method, under which progress is calculated as the ratio of costs incurred to date relative to the total estimated costs of the contract. This method most accurately depicts the transfer of value to the customer because costs incurred are determined to be proportionate to our performance in satisfying the obligation. Estimated total contract costs are reassessed periodically. Changes in estimates are accounted for prospectively as changes in estimates.

License Revenue

At the inception of a licensing arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price. We generally include these milestone payments in the transaction price when they are achieved because there is considerable uncertainty in the research and development processes that trigger receipt of these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency. For delivery of other goods or services related to a licensing arrangement, we determine whether the performance obligation is satisfied over time or at a point in time. If the performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and the related revenue recognition.

Grant Revenue

We recognize grant revenue from non-governmental entities in accordance with ASC 958-605, Revenue Recognition Not-for-Profit Entities, when qualifying costs are incurred and the conditions of the grant agreement have been met. If grant funds are received after costs have been incurred, we record the amount as grant revenue and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as grant revenue when qualifying costs are incurred. Grant revenue is included in “License and other revenue” in our condensed consolidated statements of income and comprehensive income.

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

Recently Adopted Accounting Pronouncements

In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Effective January 1, 2026, we adopted ASU 2024-04 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Current Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses by assuming current conditions remain unchanged over the life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Effective January 1, 2026, we adopted ASU 2025-05. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncement Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of income as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company in annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the potential impact that ASU 2024-03 may have on our consolidated financial statements and related disclosures.

2. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible senior notes due 2025 (the “2025 Notes”) up until its maturity date on August 15, 2025, and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method. If the results are in a net loss position, diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common stock equivalents.

The following table shows the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands except per share data)	2026	2025
Numerator:
Net income (loss), basic	$186,595	$(46,584)
Add: interest expense on 2028 Notes, net of tax effect	1,392	—
Net income (loss), diluted	$187,987	$(46,584)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	74,160	62,709
Dilutive effect of 2028 Notes	9,955	—
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	734	—
Weighted-average shares used to compute diluted net income per share	84,849	62,709
Net income (loss) per share
Basic	$2.52	$(0.74)
Diluted	$2.22	$(0.74)

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,091	1,383
Outstanding stock warrant	—	591
Outstanding 2025 Notes	—	11,150
Outstanding 2028 Notes	—	9,955
Total	1,091	23,079

3. Revenue Recognition

Net Revenue from Collaboration Arrangement

Net revenue recognized under our GSK Agreement was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Royalties - RELVAR®/BREO®	$47,276	$50,890
Royalties - ANORO®	11,347	10,373
Total royalties	58,623	61,263
Less: amortization of capitalized fees paid	(3,456)	(3,456)
Total royalty revenue	$55,167	$57,807

Net Product Sales

Total net product sales were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
GIAPREZA®	$20,231	$18,273
XACDURO®	18,074	7,783
XERAVA®	2,628	4,223
ZEVTERA®	438	—
Total net product sales	$41,371	$30,279

We derived our net product sales from customers located in the U.S. and the rest of world as follows:

•
approximately 83% from customers located in the U.S. and 17% from the rest of the world for the three months ended March 31, 2026; and
•
approximately 87% from customers located in the U.S. and 13% from the rest of the world for the three months ended March 31, 2025.

License and Other Revenue

Refer to the out-license agreements with Zai Lab, PAION and Everest in Note 4, “License, Collaboration and Other Arrangements”.

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

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab shall pay us a tiered royalty ranging from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the three months ended March 31, 2026 and 2025 were not material. SUL-DUR was approved by China’s National Medical Products Administration in May 2024, and was launched by Zai Lab in mainland China in January 2025. Royalties under this arrangement based on the product sales were $1.1 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

In April 2024, we entered into an amendment to the Zai Agreement (the “Amended Zai Agreement”), pursuant to which Zai Lab shall share costs associated with certain new manufacturing and technology transfer activities for XACDURO® (the “Services”), which were not contemplated under the Zai Agreement and are crucial for regulatory approval in the Asia-Pacific region. Under the Amended Zai Agreement, we recognized $0.2 million and $0.5 million in license revenue for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, outstanding amounts under this amendment of $1.6 million and $1.8 million, respectively, were included in “Accounts receivable” in our unaudited condensed consolidated balance sheets.

We entered into an interim supply agreement with Zai Lab in June 2024, which was amended in February 2025 and August 2025, under which Zai Lab shall purchase XACDURO® inventory (the “Supplied Inventory”) at cost for their commercial use. We recognized $5.4 million and $0.8 million in net product sales for the cost of the Supplied Inventory for the three months ended March 31, 2026 and 2025, respectively. Amounts outstanding under this agreement of $8.4 million and $6.7 million were included in “Accounts receivable” in our unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

We also entered into a manufacturing stage transfer agreement with Zai Lab in June 2024, which was amended in September 2024 (the “Zai Manufacturing Stage Transfer Agreement”). Pursuant to this agreement, Entasis shall provide assistance to Zai Lab for building out Zai Lab’s manufacturing site for XACDURO® and be compensated for Entasis' services and associated costs. License revenue recognized under this agreement for the three months ended March 31, 2026 was not material. We did not recognize license revenue for the three months ended March 31, 2025 under this agreement.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP shall use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. Reimbursements from GARDP under this agreement are recorded as a reduction to research and development expense. Reimbursements recorded from GARDP during the three months ended March 31, 2026 and 2025 were not material.

In addition, under the GARDP Collaboration Agreement, GARDP was granted a worldwide, fully paid, exclusive and royalty-free license, with the right to sublicense, to use our zoliflodacin technology in connection with GARDP’s development, manufacture and commercialization of zoliflodacin in low-income and specified middle-income countries. We retained commercial rights in all other countries worldwide, including the major markets in North America, Europe and Asia-Pacific. We also retained the right to use and grant licenses to our zoliflodacin technology to perform our obligations under the GARDP Collaboration Agreement and for any purpose other than gonorrhea or community-acquired indications. Each party is responsible for using commercially reasonable efforts to obtain marketing authorizations for the product candidate in their respective territories. An application for marketing approval was filed with the FDA in early 2025. The FDA approved zoliflodacin, marketed as NUZOLVENCE®, on December 12, 2025.

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla Pharmaceutical Company (“La Jolla”), our wholly-owned subsidiary, granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). PAION is currently a subsidiary of the Humanwell Healthcare Group. We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License are subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. Royalty revenue recognized under this agreement was $0.6 million for the three months ended March 31, 2026 and was not material for the same period in 2025.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla supplies PAION a minimum quantity of GIAPREZA® and XERAVA® until the earlier of July 13, 2027, or until a new supply agreement is executed. During the term of the supply agreement, we are reimbursed for direct and certain indirect manufacturing costs at cost. Cost reimbursements under the PAION Supply Agreement were not material for the three months ended March 31, 2026 and $0.6 million for the three months ended March 31, 2025.

Everest Medicines Limited

Pursuant to the Everest Medicines Limited (“Everest”) License, La Jolla granted Everest an exclusive license to develop and commercialize XERAVA® for the treatment of complicated intra-abdominal infections (“cIAI”) and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). Under the Everest License, we are eligible to receive remaining sales milestone payments of up to an aggregate of $20.0 million.

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue from Everest recognized for the three months ended March 31, 2026 and 2025 was not material.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. Under the Everest Supply Agreement, we are reimbursed for direct and certain indirect manufacturing costs at 110% of cost. Revenue recognized under the Everest Supply Agreement was not material for the three months ended March 31, 2026 and $1.0 million for the three months ended March 31, 2025.

In-License Agreements

Basilea

In December 2024, we entered into an exclusive distribution and license agreement with Basilea, under which we were granted exclusive marketing rights to ZEVTERA® in the U.S. The agreement will remain in effect through the expiration of ZEVTERA®’s market exclusivity in the U.S. in 2034 (the “initial term”) and is subject to automatic renewal unless terminated by either party with prior notice. We paid an upfront fee of $4.0 million, which was recognized as an intangible asset and is being amortized over the initial term of the agreement. Under the agreement, we are required to exclusively purchase ZEVTERA® (in pre-packaging and labeling form) from Basilea for the duration of the term. We are also obligated to pay Basilea tiered royalties ranging from the high-teens to mid-twenties, as well as tiered milestone payments based on annual net sales in the U.S. ZEVTERA® was commercially launched in the U.S. in July 2025. Royalty expense incurred on the sales was not material during the three months ended March 31, 2026. We did not incur any royalty expense under this agreement during the three months ended March 31, 2025.

George Washington University

Pursuant to the George Washington University License (the “GW License”), GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under the GW License extends through the last-to-expire patent covering GIAPREZA®. Royalty expense incurred under the GW License for the three months ended March 31, 2026 and 2025 were $1.3 million and $1.1 million, respectively.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. Royalty expense incurred under the Harvard License for the three months ended March 31, 2026 and 2025 was not material.

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

The royalty expense in respect of durlobactam arising from our net product sales of XACDURO® was not material for the three months ended March 31, 2026 and 2025.

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

5. Consolidated Entity

ISP Fund LP

As of March 31, 2026, we continued to hold approximately 100% of the economic interest of the ISP Fund LP (“Partnership”). As of March 31, 2026 and December 31, 2025, total assets of the Partnership were $31.7 million and $79.7 million, respectively, with the majority attributable to either current portion of ISP Fund investment or to equity and long-term investments. As of March 31, 2026 and December 31, 2025, total liabilities were $0.2 million. During the three months ended March 31, 2026, $47.5 million in cash was distributed to us by the Partnership. The remaining equity investments managed by the Partnership are expected to be distributed in 2026.

During the three months ended March 31, 2026, we recorded $0.4 million in investment-related expense incurred by the Partnership, generated $0.1 million in interest income, recorded $14.9 million in net realized losses and $14.5 million in net unrealized gains as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2025, we recorded $0.8 million in investment-related expense incurred by the Partnership, generated $1.2 million in interest income, recorded $2.5 million in net realized gains and $83.7 million in net unrealized losses as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

The following is a summary of individual investments held by ISP Fund at each balance sheet date:

	March 31,	December 31,
(In thousands)	2026	2025
Common stock - Publicly traded healthcare companies
United States	$10,863	$52,392
United Kingdom	9,195	8,874
Total common stock	20,058	61,266
Preferred stock - Privately held healthcare company
United States	2,748	2,748
Money market fund and cash	8,846	15,727
Total investments held by ISP Fund LP	$31,652	$79,741

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

In January 2026, we entered into various amendments to existing agreements with Armata, extending the maturities of the convertible note and the term loans issued in July 2023, March 2024 and March 2025 to June 1, 2027. The expiration dates of all outstanding Armata warrants held by us were extended to January 26, 2031.

The maturity date of the term loan issued in August 2025 remained unchanged at January 11, 2029.

In addition, we entered into an amendment to the amended and restated investor rights agreement, pursuant to which the Company and ISO agreed that the voting agreement will expire at the earlier of January 26, 2031 or the approval by the FDA of any of Armata's product candidates for marketing and commercial distribution. As of March 31, 2026, our ownership in Armata was 68.4%.

As of March 31, 2026, the fair values of our holdings of 25,076,769 shares of Armata common stock, 10,653,847 warrants, a $30.1 million convertible note and $85.1 million in term loans were estimated at $256.8 million, $94.6 million, $148.3 million, and $103.7 million, respectively. As of December 31, 2025, the fair values of these holdings were estimated at $157.5 million, $36.2 million, $101.4 million, and $102.8 million, respectively.

For the Armata common stock and warrants, we recorded $157.7 million in unrealized gain and $13.5 million in unrealized loss as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025, respectively.

For the Armata convertible note, we recorded $47.0 million in unrealized gain and $4.3 million in unrealized loss as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025, respectively.

For the Armata term loans, we recorded $0.8 million and $1.0 million in unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed, consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025, respectively.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended December 31,
(In thousands)	2025	2024
Revenue	$1,085	$1,235
Loss from operations	$(13,823)	$(10,539)
Net income (loss)	$(124,298)	$2,600

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

As of March 31, 2026 and December 31, 2025, ITH owns 36,742,250 shares of InCarda’s common and preferred stock and 2,490,033 warrants, representing a 9.5% equity interest. Over the years, ITH has also invested $2.1 million in InCarda’s convertible notes.

As of March 31, 2026 and December 31, 2025, we recorded $7.5 million in carrying amount of InCarda’s preferred stock, approximately $0.1 million in fair value of warrants and $2.1 million in fair value of convertible notes as equity and long-term investments in the unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2026 and 2025, the change to the carrying amount of our investments in InCarda was not material.

Equity and Other Investments in ImaginAb

Since March of 2021, ITH has invested $7.6 million in 8,825,301 shares of common and preferred stock of ImaginAb, Inc. (“ImaginAb”), a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. As of March 31, 2026, and December 31, 2025, we held an 11.8% equity ownership in ImaginAb.

As of March 31, 2026 and December 31, 2025, our investment of $7.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. There was no change in the carrying amount of our equity investments in ImaginAb during the periods presented.

Convertible Promissory Notes in Syndeio Biosciences

Syndeio Biosciences, Inc. (formerly known as Gate Neurosciences, Inc.) (“Syndeio”) is a privately held biopharmaceutical company focused on developing the next generation of targeted nervous system therapies, leveraging precision medicine approaches to develop breakthrough drugs for psychiatric and neurologic diseases. In May 2025, Gate Neurosciences, Inc. rebranded as Syndeio. From 2021 to 2024, ITH invested a total of $51.5 million including $0.9 million in transaction costs in Syndeio’s convertible notes (the “Syndeio 2021 Convertible Note”). In 2025, ITH invested a total of $25.8 million in Syndeio’s new convertible notes (the “Syndeio 2025 Convertible Note”).

On February 10, 2026, ITH entered into a Note Amendment Agreement with Syndeio to amend the Syndeio 2021 Convertible Note. Pursuant to the Note Amendment Agreement, the principal amount of the Syndeio 2021 Convertible Note was increased from $50.6 million to $60.8 million, which represents the principal and accrued interest as of the amendment date and an additional cash investment of $5.0 million. Certain thresholds associated with the definition of qualified financing were likewise amended. All other material terms of the Syndeio 2021 Convertible Note remained unchanged.

On March 25, 2026, ITH entered into another Note Amendment Agreement with Syndeio to amend the Syndeio 2021 Convertible Note. Under the Note Amendment Agreement, the principal amount of the Syndeio 2021 Convertible Note was increased from $60.8 million to $66.5 million, which represents the principal and accrued interest as of the amendment date and an additional cash investment of $5.0 million. All other material terms of the Syndeio 2021 Convertible Note remained unchanged.

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

As of March 31, 2026, and December 31, 2025, the fair value of the Syndeio 2021 Convertible Note was estimated at $66.5 million and $62.9 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $12.2 million in unrealized loss and $19.1 million in unrealized gain for the three months ended March 31, 2026 and 2025, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income.

As of March 31, 2026 and December 31, 2025, the fair value of the Syndeio 2025 Convertible Note was estimated at $22.9 million and $24.5 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $1.6 million in unrealized loss and $0.2 million in unrealized gain for the three months ended March 31, 2026 and 2025, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statement of income and comprehensive income.

Equity Investment in Nanolive

In 2022, ITH invested $9.8 million in 18,750,000 shares of preferred stock of Nanolive SA (“Nanolive”), a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another stockholder, to Nanolive’s board. As of March 31, 2026, no Innoviva designee is serving on Nanolive’s six-member board. As of March 31, 2026 and December 31, 2025, we held 13.0% of Nanolive equity ownership.

As of March 31, 2026 and December 31, 2025, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets, and there was no change to the carrying amount of our investment.

Convertible Promissory Note in Lyndra

In 2025, we invested $9.2 million in the convertible promissory note of Lyndra Therapeutics, Inc. (“Lyndra”), which was then a clinical-stage company with a novel drug delivery platform that enables the administration of ultra-long-acting oral drugs and received a $3.3 million partial repayment on the note, reducing the outstanding principal to $5.9 million.

As of March 31, 2026 and December 31, 2025, the fair value of the note was estimated at $3.5 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. There was no change in the carrying amount of the note during the periods presented.

Equity Investment in Beacon

Beacon Biosignals, Inc. (“Beacon”) is an AI-driven neurotechnology company developing treatments for neurological, psychiatric, and sleep disorders. On October 7, 2025, ITH entered into a Preferred Stock Purchase Agreement with Beacon, pursuant to which ITH acquired 1,448,303 shares of Beacon’s Series B Preferred Stock for $17.5 million. As of March 31, 2026 and December 31, 2025, we held 5.4% and 5.6%, respectively, of Beacon equity ownership.

As of March 31, 2026 and December 31, 2025, our $17.5 million investment in Beacon was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets, and there was no change to the carrying amount of our investment.

Reconciliation of Equity and Long-Term Investments Balances

The following table reconciles the change in balances in “Equity and Long-Term Investments” as of each balance sheet date:

(In thousands)	Amount
Equity and long-term investments as of December 31, 2024	$341,664
Purchases of trading securities	61,729
Proceeds from trading securities	(8,427)
Purchases of equity and other long-term investments	17,533
Net sales and purchases of investments managed by ISP Fund	(120,955)
Changes in fair value, net	20,160
Reclassification of current portion	91,805
Other	988
Equity and long-term investments as of December 31, 2025	$404,497
Purchases of trading securities	15,840
Net sales and purchases of investments managed by ISP Fund	(47,500)
Changes in fair value, net	33,575
Reclassification of current portion	6,881
Other	(215)
Equity and long-term investments as of March 31, 2026	$413,078

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$582,369	$—	$—	$582,369
Total	$582,369	$—	$—	$582,369

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$530,278	$—	$—	$530,278
Total	$530,278	$—	$—	$530,278

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, all available-for-sale investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities and equity and long-term investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of March 31, 2026 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$582,369	$—	$—	$582,369
Investments held by ISP Fund LP	28,904	—	2,748	31,652
Equity investment - Armata Common Stock	256,786	—	—	256,786
Equity investment - Armata Warrants	—	94,590	—	94,590
Equity investment - InCarda Warrants	—	—	31	31
Term loan investment - Armata July 2023 Term Loan	—	—	33,192	33,192
Term loan investment - Armata March 2024 Term Loan	—	—	43,731	43,731
Term loan investment - Armata March 2025 Term Loan	—	—	11,265	11,265
Term loan investment - Armata August 2025 Term Loan	—	—	15,462	15,462
Convertible debt investment - Armata Note	—	—	148,324	148,324
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - InCarda February 2025 Convertible Note	—	—	475	475
Convertible debt investment - InCarda October 2025 Convertible Note	—	—	1,225	1,225
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	66,540	66,540
Convertible debt investment - Syndeio 2025 Convertible Note	—	—	22,920	22,920
Convertible debt investment - Lyndra Convertible Note	—	—	3,492	3,492
Total assets measured at estimated fair value	$868,059	$94,590	$349,841	$1,312,490
Liabilities
2028 Notes	$—	$280,584	$—	$280,584

	Estimated Fair Value Measurements as of December 31, 2025 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$530,278	$—	$—	$530,278
Investments held by ISP Fund LP	76,993	—	2,748	79,741
Equity investment - Armata Common Stock	157,482	—	—	157,482
Equity investment - Armata Warrants	—	36,244	—	36,244
Equity investment - InCarda Warrants	—	—	43	43
Term loan investment - Armata July 2023 Term Loan	—	—	32,899	32,899
Term loan investment - Armata March 2024 Term Loan	—	—	43,290	43,290
Term loan investment - Armata March 2025 Term Loan	—	—	11,125	11,125
Term loan investment - Armata August 2025 Term Loan	—	—	15,534	15,534
Convertible debt investment - Armata Note	—	—	101,358	101,358
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - InCarda February 2025 Convertible Note	—	—	475	475
Convertible debt investment - InCarda October 2025 Convertible Note	—	—	1,225	1,225
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	62,937	62,937
Convertible debt investment - Syndeio 2025 Convertible Note	—	—	24,490	24,490
Convertible debt investment - Lyndra Convertible Note	—	—	3,492	3,492
Total assets measured at estimated fair value	$764,753	$36,244	$300,052	$1,101,049
Liabilities
2028 Notes	$—	$267,013	$—	$267,013

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

The fair value of our 2028 Notes is based on recent trading price of the instrument.

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. We recognized goodwill of $11.5 million and $6.4 million from our acquisitions of Entasis and La Jolla, respectively, in 2022. The carrying amount of goodwill as of March 31, 2026 and December 31, 2025 was $17.9 million. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$226,300	$(75,981)	$150,319
Collaboration agreement	10	35,400	(10,117)	25,283
Total		$261,700	$(86,098)	$175,602

	December 31, 2025
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$226,300	$(70,299)	$156,001
Collaboration agreement	10	35,400	(9,245)	26,155
Total		$261,700	$(79,544)	$182,156

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

As discussed in Note 4 “License, Collaboration and Other Arrangements”, we capitalized the upfront fee of $4.0 million that we paid to Basilea for the exclusive commercialization right of ZEVTERA® in the U.S. under our exclusive distribution and license agreement as an intangible asset. This amount is included in marketed products in the table above and is being amortized over the term of the agreement.

We recognized amortization expense of $6.6 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively. Future amortization expense is expected to be $20.0 million for the remainder of 2026, $26.6 million for each of the years from 2027 to 2030 and $49.2 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Raw materials	$17,462	$16,330
Work-in-process	17,322	17,871
Finished goods	4,059	4,971
Total inventory	$38,843	$39,172

As of March 31, 2026 and December 31, 2025, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $2.2 million and $3.4 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $1.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Accrued contract manufacturing expenses	$3,753	$8,220
Accrued clinical and research expenses	255	185
Accrued professional services	5,867	5,845
Current portion of lease liabilities	646	418
Royalty obligation payable	3,922	3,690
Current portion of deferred royalty obligations	4,693	8,124
Accrued license fees and royalties	1,757	1,964
Other	905	1,022
Total other accrued liabilities	$21,798	$29,468

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Long-term portion of deferred royalty obligation	$57,300	$54,104
Long-term portion of lease liabilities	10,684	10,868
Other	1,119	1,119
Total other long-term liabilities	$69,103	$66,091

9. Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2026	2025
Selling, general and administrative	$2,401	$2,028
Research and development	166	119
Total	$2,567	$2,147

Valuation Assumptions

Black-Scholes-Merton assumptions used in calculating the estimated value of stock options granted by Innoviva on the date of grant were as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	4.0%	4.1% - 4.4%
Expected term (in years)	6.02 - 6.15	6.08 - 6.14
Volatility	33.5% - 33.8%	34.3% - 34.9%
Dividend yield	—%	—%

Weighted-average estimated fair value of stock options granted	$7.95 - $8.00	$7.17 - $7.92

10. Stockholders' Equity

On November 3, 2025, our board of directors authorized a new share repurchase program under which we may repurchase up to $125.0 million of our outstanding shares of common stock. For the three months ended March 31, 2026, we repurchased 971,066 shares in the open market at an average price of $21.06 per share for a total amount of approximately $20.4 million. From program inception through March 31, 2026, we have repurchased Innoviva common stock in the open market for a total price of approximately $25.0 million. Repurchases subsequent to March 31, 2026 and through April 30, 2026, were not material. All repurchased shares were retired.

11. Debt

Convertible Senior Notes Due 2025

On August 7, 2017, we completed a private placement of $192.5 million aggregate principal amount of our 2025 Notes.

The 2025 Notes were convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.

In June 2025, we elected to settle the 2025 Notes in shares. Approximately $192.5 million of the principal amount was converted into 11,148,918 shares of our common stock. The remaining principal balance of $25,000 was fully paid in cash upon the maturity date on August 15, 2025.

The annual effective interest rate on the 2025 Notes in 2025 up to its settlement was 2.90%.

The following table sets forth total interest expense recognized related to the 2025 Notes for the three months ended March 31, 2025:

(In thousands)	Three Months Ended March 31, 2025
Contractual interest expense	$1,203
Amortization of debt issuance costs	187
Total interest and amortization expense	$1,390

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Principal	$261,000	$261,000
Debt discount and issuance costs, net	(2,905)	(3,269)
Net carrying amount	$258,095	$257,731

The following table sets forth total interest expense recognized related to the 2028 Notes for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Contractual interest expense	$1,387	$1,387
Amortization of debt discount and issuance costs	363	354
Total interest and amortization expense	$1,750	$1,741

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of March 31, 2026 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2026	$—
2027	—
2028	261,000
Total	$261,000

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

For the three months ended March 31, 2026 and 2025, we recognized interest expense of $3.7 million and $1.6 million, respectively. The carrying value of the deferred royalty obligation as of March 31, 2026 and December 31, 2025 was $62.0 million and $62.2 million, respectively (refer to Note 8, “Balance Sheet Components”). During the three months ended March 31, 2026 and 2025, we made royalty payments to HCR of $3.7 million and $3.0 million, respectively. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of March 31, 2026 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. As of March 31, 2026, the annual effective interest rate of the deferred royalty obligation for the current period is 26.29%.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is not material and, therefore, not recognized as of March 31, 2026 and December 31, 2025. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the consolidated statements of income and comprehensive income.

12. Commitments and Contingencies

Operating Lease

We have operating leases for our corporate headquarters, office spaces and laboratory facilities.

In 2019, we entered into an operating lease for our headquarters in Burlingame, California for approximately 2,111 square feet. The lease commenced in November 2019 with an initial term of thirty-six calendar months, which was subsequently amended to expire in December 2027. Our operating leases include a facility lease consisting of 15,500 square feet of office space in Waltham, Massachusetts, which expires in March 2029. In November 2025, we entered into an operating lease for approximately 22,881 square feet of office and laboratory space in Lexington, Massachusetts, which expires in April 2036. We have the option to terminate this lease, for an early termination fee, before May 2029.

The components of lease cost were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Straight line operating lease costs	$426	$302
Variable lease costs	128	2
Total lease costs	$554	$304

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$107	$424

As of March 31, 2026, our operating leases have weighted-average remaining term of approximately 9.4 years and the weighted average discount rate on our operating lease liabilities was 5.3%.

Future minimum payments on our operating leases as of March 31, 2026 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2026	$899
2027	1,327
2028	1,224
2029	1,335
2030	1,454
Thereafter	8,516
Total undiscounted lease payments	14,755
Less: imputed interest	(3,425)
Total operating lease liabilities	$11,330

Purchase Commitments

In April 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of March 31, 2026, we have approximately $7.1 million and $5.9 million U.S. dollar equivalent in purchase commitments under the agreement for the remainder of 2026 and for the year 2027, respectively.

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. We are not currently a party to any material legal proceedings.

Indemnification and Other Contingencies

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our consolidated financial statements. We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and, as of March 31, 2026, we have not accrued any material liabilities in the unaudited condensed consolidated financial statements as a result of these provisions.

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

Based on the qualitative and quantitative assessments performed under ASC 805, Business Combinations, we concluded that the set of assets acquired did not meet the definition of a business and, therefore, accounted for the transaction as an asset acquisition. The assets acquired in the transaction were recorded at their allocated costs based on their relative fair values. The allocated cost of the IPR&D acquired was $9.4 million, which was charged to research and development expense as it had no alternative future use at the time of the acquisition. The allocated cost of the fixed assets, which consist of laboratory equipment, was $1.1 million and was capitalized within property and equipment. The fixed assets have not been placed in service and, therefore, no depreciation has been recognized as of March 31, 2026.

14. Income Taxes

We recorded income tax expense of $48.0 million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective income tax rate for the three months ended March 31, 2026 was 20.5% compared to (20.7%) for the same period in 2025. The income tax expense for the three months ended March 31, 2026 and 2025 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the three months ended March 31, 2026 was lower than the U.S. federal statutory income tax rate primarily related to foreign-derived intangible income tax deduction and research and development credits, partially offset by discrete tax expenses related to unrealized gains on investment.

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

The table below presents the financial information used by the CODM to assess performance, which reconciles to the consolidated net income:

	Three months ended March 31,
(In thousands)	2026	2025
Total revenue	$97,994	$88,632
Less:
Cost of products sold	15,607	8,842
Amortization of acquired intangible assets	6,554	6,475
Selling and marketing	9,502	8,071
General and administrative	22,936	19,420
Research and development - External services and expenses	2,606	3,051
Research and development - Internal expenses	2,635	1,345
Changes in fair values of equity method investments, net	(157,650)	13,549
Changes in fair values of equity and long-term investments, net	(33,575)	65,299
Interest and dividend income	(10,987)	(4,538)
Interest expense	5,437	4,711
Other expense, net	366	996
Income tax expense, net	47,968	7,995
Consolidated net income (loss)	$186,595	$(46,584)

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

Important factors that we believe could cause actual results or events to differ materially from our forward‑looking statements include, but are not limited to, risks related to: lower than expected future royalty revenue from respiratory products partnered with GSK, the commercialization of RELVAR®/BREO® ELLIPTA®, ANORO® ELLIPTA®, GIAPREZA®, XACDURO®, XERAVA®, ZEVTERA® and NUZOLVENCE® in the jurisdictions in which these products have been approved; the strategies, plans and objectives of the Company (including the Company’s growth strategy and corporate development initiatives); the timing, manner, and amount of potential capital returns to shareholders; the status and timing of clinical studies, data analysis and communication of results; the potential benefits and mechanisms of action of product candidates; expectations for product candidates through development and commercialization; the timing of regulatory approval of product candidates; and projections of revenue, expenses and other financial items; the timing, manner and amount of capital deployment, including potential capital returns to stockholders; and risks related to the Company’s growth strategy and risks discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026, and as amended on March 27, 2026 (“2025 Form 10-K”), and Item 1A of Part II of our Quarterly Reports on Form 10-Q and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I. All forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations as of the date hereof and we do not assume any obligation to update any forward-looking statements on account of new information, future events or otherwise, except as required by law.

We encourage you to read our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part I of our 2025 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q entitled “Risk Factors,” which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part I of our 2025 Form 10-K and Item 1A of Part II of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including on Form 10-K, Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

OVERVIEW

Executive Summary

Innoviva, Inc. (and where context requires, together with its subsidiaries referred to as “Innoviva”, the “Company”, or “we” and other similar pronouns) is a diversified biopharmaceutical company with a core royalties portfolio, a leading critical care and infectious disease platform known as Innoviva Specialty Therapeutics (“IST”), and a portfolio of strategic investments in healthcare assets.

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

Our wholly owned, critical care and infectious disease operating platform with a hospital focus, is anchored by a portfolio of four commercial and marketed products, as well as an FDA-approved product which is expected to be available to patients in the second half of 2026:

•
GIAPREZA® (angiotensin II) for increasing blood pressure in adults with septic or other distributive shock;
•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use for the treatment of hospital-acquired and ventilator-associated bacterial pneumonia caused by Acinetobacter;
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

First Quarter 2026 and Recent Highlights:

Financial Highlights

•
Total revenue: $98.0 million, yielding 11% growth compared to $88.6 million for the first quarter 2025.
•
Royalty revenue: gross royalty revenue from GSK was $58.6 million, compared to $61.3 million for the first quarter 2025.
•
Net product sales: $41.4 million ($34.2 million U.S. and $7.2 million ex-US), representing 37% growth compared to $30.3 million in the same quarter of 2025. U.S. net product sales primarily consisted of $19.7 million from GIAPREZA®, $11.6 million from XACDURO®, and $2.5 million from XERAVA®.
•
Income from operations: $38.2 million, compared to $41.4 million for the first quarter 2025, reflecting continued investment in commercial activities, as well as product and business development.
•
Equity and long-term investments: net favorable changes in fair value of equity and long-term investments totaled $191.2 million, primarily attributable to share price appreciation of Armata. Innoviva’s strategic healthcare investments were valued at $773.3 million as of March 31, 2026, and consisted of $603.4 million in Armata, $138.2 million in other strategic equity and convertible debt, and $31.7 million held by ISP Fund.

•
Net income: $186.6 million ($2.52 basic earnings per share) was driven primarily by higher revenue and the positive impact of changes in the fair values of equity and long-term investments.
•
Cash and cash equivalents: totaled $603.1 million. Royalty and net product sales receivables totaled $92.6 million as of March 31, 2026.

Key Business and R&D Highlights

•
NUZOLVENCE® (zoliflodacin): a first-in-class, single-dose oral medication for the treatment of uncomplicated urogenital gonorrhea due to Neisseria gonorrhoeae in adults and pediatric patients 12 years and older weighing at least 35kg, developed in partnership with The Global Antibiotic Research & Development Partnership ("GARDP").
o
In December 2025, IST received U.S. FDA approval of NUZOLVENCE®, one of the first new treatments approved by the FDA for uncomplicated urogenital gonorrhea in nearly two decades.
o
The Company remains on track to make NUZOLVENCE® available to patients in the second half of 2026.
•
Strategic healthcare assets
o
Innoviva’s strategic healthcare asset portfolio experienced meaningful growth this quarter, including notable value crystallization at Armata. Innoviva remains focused on disciplined capital deployment across healthcare opportunities where it believes its strategic perspective and operating experience can support long-term sustained returns.
•
Capital Allocation
o
During the first quarter of 2026, Innoviva repurchased 971,066 shares for $20.4 million under its $125 million share repurchase program. Since its inception, and through the end of this quarter, the Company has repurchased 1,198,921 shares for $25.0 million, reflecting the Company’s continued confidence in its intrinsic value and long-term outlook.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as described in the Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026, and as amended on March 27, 2026.

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Royalties - RELVAR®/BREO®	$47,276	$50,890	$(3,614)	(7)%
Royalties - ANORO®	11,347	10,373	974	9%
Total royalties	58,623	61,263	(2,640)	(4)%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*
Total royalty revenue, net	$55,167	$57,807	$(2,640)	(5)%

* Not Meaningful

Total net royalty revenue decreased to $55.2 million for the three months ended March 31, 2026, compared to $57.8 million for the same period a year ago. The decrease in total net royalty revenue was primarily due to lower net sales driven by pricing pressures in the United States.

Net Product Sales

Total product sales, net, as compared to prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
U.S.
GIAPREZA®	$19,731	$17,379	$2,352	14%
XACDURO®	11,570	5,815	5,755	99%
XERAVA®	2,455	3,234	(779)	(24)%
ZEVTERA®	438	—	438	*
Total U.S.	34,194	26,428	7,766	29%
Rest of the world
GIAPREZA®	500	894	(394)	(44)%
XACDURO®	6,504	1,968	4,536	230%
XERAVA®	173	989	(816)	(83)%
Total rest of the world	7,177	3,851	3,326	86%
Total net product sales	$41,371	$30,279	$11,092	37%

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

License and Other Revenue

License and other revenue, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
License and other revenue	$1,456	$546	$910	167%

License and other revenue for the three months ended March 31, 2026 was derived primarily from our ongoing arrangements with Zai Lab as discussed in Note 4, “License, Collaboration and Other Arrangements”, to the Condensed Consolidated Financial Statements.

Cost of Products Sold

Cost of products sold, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Cost of products sold	$15,607	$8,842	$6,765	77%

The cost of products sold also includes the inventory step-up value from the acquisition of La Jolla, which is recorded upon the sale of such inventory. The step-up value included above amounted to $1.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. Our cost of products sold increased during the three months ended March 31, 2026, driven by higher product sales volume. As of March 31, 2026, our total inventory included the remaining net fair value adjustments resulting from the acquisition of La Jolla of approximately $2.2 million, which will be recognized as cost of products sold when sales occur in future periods.

Research and Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%
Compensation and related personnel costs	$2,075	$1,304	$771	59%
External services	2,606	3,051	(445)	(15)%
Facilities related	506	8	498	*
Other	54	33	21	64%
Total research and development expense	$5,241	$4,396	$845	19%

* Not Meaningful

Research and development expenses for the three months ended March 31, 2026 were $5.2 million. The expenses for the current period include additional personnel and facilities costs in support of the acquired IPR&D as discussed in Note 13, “Asset Acquisition”, in the Condensed Consolidated Financial Statements. Research and development expenses for the three months ended March 31, 2025, which were mainly attributable to post-marketing commitments required by the FDA and ongoing product developments, were $4.4 million.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Selling, general and administrative	$32,438	$27,491	$4,947	18%

Our selling, general and administrative expenses were $32.4 million and $27.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase during the current period is a result of our ongoing efforts to promote our marketed critical care products and drive revenue, maintain regulatory compliance, and support essential administrative functions for general operations.

Interest and Dividend Income and Other Expense, Net

Interest and dividend income and other expense, net, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Interest and dividend income	$10,987	$4,538	$6,449	142%
Other expense, net	$(366)	$(996)	$630	(63)%

Interest and dividend income increased for the three months ended March 31, 2026, compared to the same period in 2025, due to higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, was primarily expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Interest expense	$(5,437)	$(4,711)	$(726)	15%

Our interest expense for the three months ended March 31, 2026 and 2025 comprised mainly of the contractual interest expense and the amortization of debt issuance costs for our 2028 Notes, as well as effective interest expense on our deferred royalty obligation related to GIAPREZA®. The increase for the three months ended March 31, 2026, compared to the same period in 2025, was mainly due to higher interest expense on our deferred royalty obligation as a result of higher sales performance of GIAPREZA®.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year periods, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Changes in fair values of equity method investments, net	$157,650	$(13,549)	$171,199	*
Changes in fair values of equity and long-term investments, net	$33,575	$(65,299)	$98,874	(151)%

* Not Meaningful

The changes in fair values of equity method investments for the three months ended March 31, 2026 were favorable mainly due to the appreciation in Armata’s stock price. We recorded $157.7 million in unrealized gain for the three months ended March 31, 2026, compared to $13.5 million in unrealized loss for the three months ended March 31, 2025.

The changes in fair values of other equity and long-term investments primarily reflected the realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, InCarda, Syndeio, Lyndra and those investments managed by ISP Fund LP. We recorded $47.8 million net positive changes in fair values of equity and long-term investments for the three months ended March 31, 2026 related to other long-term investments we made in Armata, and net negative changes in fair value of our investments in Syndeio of $13.8 million for the three months ended March 31, 2026. We recorded $83.7 million of net negative changes in fair values of equity and long-term investments related to the investments managed by ISP Fund LP for the three months ended March 31, 2025. We also recorded $3.3 million net negative changes in fair values of equity and long-term investments for the three months ended March 31, 2025 related to other long-term investments we made in Armata. These net negative changes in fair values were partially offset by a favorable net change in fair value of our investments in Syndeio of $19.3 million.

Provision for Income Taxes

We recorded income tax expense of $48.0 million for the three months ended March 31, 2026, compared to income tax expense of $8.0 million for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 and 2025 was 20.5% and (20.7)%, respectively.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the three months ended March 31, 2026, we generated gross royalty revenues from GSK of $58.6 million, net product sales of $41.4 million and license and other revenue of $1.5 million. Cash and cash equivalents totaled $603.1 million, royalties receivable from GSK totaled $58.6 million and accounts receivable associated with our product sales and license and other revenue totaled $34.0 million as of March 31, 2026.

As of March 31, 2026, we had one outstanding convertible note, the 2028 Notes, in an aggregate principal amount of $261.0 million, which will become due in March 2028. Future interest payments associated with this note total $13.9 million.

On November 3, 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $125.0 million of Innoviva’s outstanding shares of common stock. From program inception through March 31, 2026, we have repurchased Innoviva common stock in the open market for total price of approximately $25.0 million. This program has no termination date, may be suspended or discontinued at any time at our discretion and does not oblige us to acquire any amount of common stock.

In 2024, we elected to unwind our capital accounts in ISP Fund LP. During the current year, we received $47.5 million cash distributions and expect to receive the remaining investments in 2026.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Net cash provided by operating activities	$35,282	$48,617	$(13,335)
Net cash provided by (used in) investing activities	$37,008	$(34,674)	$71,682
Net cash provided by (used in) financing activities	$(20,146)	$183	$(20,329)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $35.3 million, consisting primarily of our net income of $186.6 million, adjusted for net non-cash items, which included $41.0 million of deferred income taxes, $6.6 million of amortization of acquired intangible assets, $3.5 million of amortization of capitalized fees and depreciation of property and equipment, $2.6 million of stock-based compensation and $1.1 million of inventory fair value step-up adjustments, offset by $191.2 million in net changes in fair value of our investments and $16.3 million in net changes in operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2025 was $48.6 million, consisting primarily of our net loss of $46.6 million, adjusted for net non-cash items, which included $78.8 million in changes in fair value of our investments, $6.5 million of amortization of acquired intangible assets, $3.5 million of amortization of capitalized fees, $2.1 million of stock-based compensation, $0.2 million of inventory fair value step-up adjustments and $2.9 million in net changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 of $37.0 million primarily consisted of $43.3 million in sales of equity investments managed by ISP Fund LP and $6.7 million in net purchases and sales of other investments managed by ISP Fund LP, partially offset by $10.0 million in purchases of trading securities and $2.5 million in purchases of equity investments managed by ISP Fund LP.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 of $20.1 million was primarily due to $20.2 million in repurchases of our common stock under the ongoing stock repurchase program.

Net cash provided by financing activities for the three months ended March 31, 2025 of $0.2 million was primarily due to net proceeds from issuances of common stock, partially offset by the repurchase of shares to satisfy tax withholding.

Contractual Obligations

As of March 31, 2026, our notes payable obligation comprised of $261.0 million related to our 2028 Notes, which are due in 2028. Under the terms of the 2028 Notes, we make interest payments of 2.125% of outstanding principal. Refer to Note 11, “Debt” to the Condensed Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases amounting to $14.8 million, with approximately $0.9 million payable through December 31, 2026, amounts ranging between $1.2 million and $1.5 million payable in each of the years 2027 to 2030, and $8.5 million payable thereafter. Refer to Note 12, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for more information.

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

Additionally, we have certain contingent payment obligations under various in-license agreements which we are required to make royalty payments or milestone payments upon successful completion and achievement of certain milestones. Refer to Note 4, “License, Collaboration and Other Arrangements” to the Condensed Consolidated Financial Statements for more information.

We also entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchases through December 31, 2027. As of March 31, 2026, we have approximately $13.0 million U.S. dollar equivalent in outstanding purchase commitments under the agreement.

We also enter into other agreements in the normal course of business with vendors for commercial, manufacturing, clinical trials and preclinical studies, and other services and products for operating purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2026, our debt bears a fixed interest rate and we had no outstanding debt with variable interest rate. Our cash flows on this debt obligation is not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of certain of our investments in equity and debt securities. Fluctuations in the underlying fair value of the investments could result in material gains or losses. Refer to Note 6, “Equity and Other Investments and Fair Value Measurements”, to the Condensed Consolidated Financial Statements for more information.

Inflation has increased during the periods covered by this Quarterly Report on Form 10-Q and could continue to increase for the near future. Inflationary factors, such as increases in the cost of our raw materials, supplies, interest rates and overhead costs, as well as trade and other international disputes, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2026, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures, as defined under SEC rules, are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified by the Commission’s rules and forms. Additionally, they ensure that information required to be disclosed by the issuer is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, to enable timely decision regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Item 1. “Financial Statements,” Note 12, “Commitments and Contingencies”.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2025 Form 10-K. There have been no material changes to the risk factors described in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	494,943	$19.86	494,943	$110,591,901
February 1, 2026 to February 28, 2026	79,350	21.78	79,350	$108,863,423
March 1, 2026 to March 31, 2026	396,773	22.41	396,773	$99,973,540
Total	971,066	$21.06	971,066

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

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)
Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Amended and Restated Certificate of Incorporation	8-K	99.2	4/28/2016

3.2	Amended and Restated Bylaws, amended and restated as of January 1, 2023	8-K	3.1	1/4/2023

4.1	Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/2006

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020

4.3	Indenture (including form of Note) with respect to Innoviva’s 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

32*	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: May 6, 2026	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	/s/ Stephen Basso
Stephen Basso
Chief Financial Officer
(Principal Financial Officer)