Form 10-Q
period 2026-06-30
Innoviva, Inc.
filed 2026-08-05
CIK 1080014

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of registrant’s common stock outstanding on July 31, 2026 was 72,245,485.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$570,388	$550,941
Accounts receivable	50,826	34,966
Receivable from collaboration arrangement	59,790	58,351
Inventory	38,968	39,172
Prepaid expenses	24,413	26,721
Current portion of ISP Fund investments (Note 5)	8,668	15,727
Other current assets	313	1,637
Total current assets	753,366	727,515
Property and equipment, net	2,133	1,555
Equity method investments	219,542	193,726
Equity and long-term investments	441,308	404,497
Capitalized fees paid, net	49,226	56,138
Right-of-use assets	10,377	10,929
Goodwill	17,905	17,905
Intangible assets	168,976	182,156
Other assets	39,894	40,744
Total assets	$1,702,727	$1,635,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,016	$4,966
Accrued personnel-related expenses	6,802	9,100
Accrued interest payable	1,618	1,618
Deferred revenue	6,015	4,270
Income tax payable	—	274
Other accrued liabilities	28,613	29,468
Total current liabilities	47,064	49,696
Long-term debt, net of discount and issuance costs	258,454	257,731
Other long-term liabilities	67,276	66,091
Deferred tax liabilities, net	36,739	31,793
Income tax payable, long-term	59,932	57,013
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 72,637 and 74,636 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	727	747
Additional paid-in capital	859,992	902,726
Retained earnings	372,543	269,368
Total stockholders’ equity	1,233,262	1,172,841
Total liabilities and stockholders’ equity	$1,702,727	$1,635,165

* Condensed consolidated balance sheet has been derived from audited consolidated financial statements as of December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended June 30, 2026 and 2025, and $6,912 in the six months ended June 30, 2026 and 2025	$56,334	$63,880	$111,501	$121,687
Net product sales	51,771	35,493	93,142	65,772
License and other revenue	11,486	910	12,942	1,456
Total revenue	119,591	100,283	217,585	188,915
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding amortization of intangible assets)	22,349	10,590	37,956	19,432
Amortization of acquired intangible assets	6,626	6,547	13,180	13,022
Gross profit	90,616	83,146	166,449	156,461
Operating expenses:
Selling, general and administrative	34,571	26,412	67,009	53,903
Research and development	5,190	7,983	10,431	12,379
Total operating expenses	39,761	34,395	77,440	66,282
Income from operations	50,855	48,751	89,009	90,179
Changes in fair values of equity method investments, net	(131,834)	13,082	25,816	(467)
Changes in fair values of equity and long-term investments, net	(29,153)	11,280	4,422	(54,019)
Interest and dividend income	7,599	4,925	18,586	9,463
Interest expense	(5,472)	(4,663)	(10,909)	(9,374)
Other expense, net	(15)	(777)	(381)	(1,773)
Income (loss) before income taxes	(108,020)	72,598	126,543	34,009
Income tax benefit (expense), net	24,600	(8,910)	(23,368)	(16,905)
Net income (loss) and comprehensive income (loss)	$(83,420)	$63,688	$103,175	$17,104
Net income (loss) per share:
Basic	$(1.14)	$1.01	$1.40	$0.27
Diluted	$(1.14)	$0.77	$1.25	$0.24
Shares used to compute net income (loss) per share:
Basic	73,421	62,865	73,789	62,787
Diluted	73,421	84,452	84,529	84,342

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2026
			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2026	74,636	$747	$902,726	$269,368	$1,172,841
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	143	1	100	—	101
Repurchase of common stock, including accrued excise tax	(971)	(10)	(20,439)	—	(20,449)
Stock-based compensation	—	—	2,567	—	2,567
Net income	—	—	—	186,595	186,595
Balance as of March 31, 2026	73,808	738	884,954	455,963	1,341,655
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	232	2	1,660	—	1,662
Repurchase of common stock, including accrued excise tax	(1,403)	(13)	(31,365)	—	(31,378)
Stock-based compensation	—	—	4,743	—	4,743
Net loss	—	—	—	(83,420)	(83,420)
Balance as of June 30, 2026	72,637	$727	$859,992	$372,543	$1,233,262

	Six Months Ended June 30, 2025
				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2025	62,665	$627	$692,329	$(1,797)	$691,159
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	106	1	182	—	183
Stock-based compensation	—	—	2,147	—	2,147
Net loss	—	—	—	(46,584)	(46,584)
Balance as of March 31, 2025	62,771	628	694,658	(48,381)	646,905
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	211	2	1,245	—	1,247
Accrued excise tax on common stock repurchase applied against tax liability	—	—	59	—	59
Stock-based compensation	—	—	2,422	—	2,422
Conversion of 2025 Notes to common stock	29	—	500	—	500
Net income	—	—	—	63,688	63,688
Balance as of June 30, 2025	63,011	$630	$698,884	$15,307	$714,821

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$103,175	$17,104
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,946	(877)
Amortization of capitalized fees and depreciation of property and equipment	7,011	6,976
Amortization of acquired intangible assets	13,180	13,022
Inventory fair value step-up adjustment included in cost of products sold	1,998	625
Stock-based compensation	7,310	4,569
Amortization of debt discount and issuance costs	723	1,078
Changes in fair values of equity method investments, net	(25,816)	467
Changes in fair values of equity and long-term investments, net	(4,422)	54,019
Other non-cash items	1,223	423
Changes in operating assets and liabilities:
Accounts receivable	(15,860)	(533)
Receivable from collaboration arrangement	(1,439)	(1,362)
Inventory	(2,338)	(17,146)
Prepaid expenses	2,308	4,453
Other assets	(6,031)	774
Accounts payable	(950)	3,250
Accrued personnel-related expenses and other accrued liabilities	(2,154)	1,932
Accrued interest payable	—	(4)
Income tax payable	2,645	1,921
Deferred revenue	1,745	1,999
Net cash provided by operating activities	87,254	92,690
Cash flows from investing activities
Purchases of trading securities	(34,999)	(34,674)
Purchases of equity and other long-term investments	(30,021)	—
Proceeds from trading securities	—	5,097
Purchases of equity investments managed by ISP Fund LP	(3,275)	—
Sales of equity investments managed by ISP Fund LP	44,110	19,939
Purchases and sales of other investments managed by ISP Fund LP, net	6,665	8,086
Purchases of property and equipment	(921)	—
Sale of property and equipment	185	—
Net cash used in investing activities	(18,256)	(1,552)
Cash flows from financing activities
Repurchase of common stock	(51,314)	—
Repurchase of shares to satisfy tax withholding	(252)	(91)
Proceeds from issuances of common stock, net	2,015	1,521
Net cash provided by (used in) financing activities	(49,551)	1,430
Net increase in cash and cash equivalents	19,447	92,568
Cash and cash equivalents at beginning of period	550,941	304,964
Cash and cash equivalents at end of period	$570,388	$397,532

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,773	$5,179
Cash paid for income taxes	$12,364	$11,944
Supplemental Disclosure of Non-cash Investing Activities:
2025 Notes converted to common stock	$—	$500
Accrued interest income converted to long-term investments	$8,205	$—

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Innoviva, our wholly-owned subsidiaries, and certain variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026, and as amended on March 27, 2026. There have been no material changes to our summary of significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Three of our customers each account for 25%, 21% and 21%, respectively, of our net product sales for the three months ended June 30, 2026, and 26%, 23% and 21%, respectively, for the six months ended June 30, 2026. Three of our customers each account for 26%, 26% and 24%, respectively, of our net product sales for the three months ended June 30, 2025, and 27%, 26% and 25%, respectively, for the six months ended June 30, 2025. Three of our customers account for 30%, 28% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of June 30, 2026. Three of our customers account for 29%, 28% and 16%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our consolidated balance sheet as of December 31, 2025.

We did not have an allowance for expected credit losses on our receivable from collaboration arrangement and accounts receivable as of June 30, 2026 and December 31, 2025.

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

We also invested in ISP Fund LP, whose investments consist of money market funds, trading securities, and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered into in December 2020, we became a limited partner of the partnership. In October 2024, we elected to unwind our capital accounts in the partnership in accordance with the terms of the Partnership Agreement and expect the remaining investments managed by the Partnership to be distributed in 2026. Accordingly, the portion of the cash balance and money market funds expected to be distributed within 12 months from the balance sheet date has been classified as “Current portion of ISP Fund investments,” while the remaining equity investments have been classified as long-term investments in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method, as well as common stock issuable upon assumed conversion of our convertible senior notes due 2025 (the “2025 Notes”) up until its maturity date on August 15, 2025, and our convertible senior notes due 2028 (the “2028 Notes”) using the if-converted method. If the results are in a net loss position, diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common stock equivalents.

The following table shows the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2026	2025	2026	2025
Numerator:
Net income (loss), basic	$(83,420)	$63,688	$103,175	$17,104
Add: interest expense on 2025 Notes, net of tax effect	—	697	—	1,396
Add: interest expense on 2028 Notes, net of tax effect	—	873	2,850	1,748
Net income (loss), diluted	$(83,420)	$65,258	$106,025	$20,248
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	73,421	62,865	73,789	62,787
Dilutive effect of 2025 Notes	—	11,149	—	11,150
Dilutive effect of 2028 Notes	—	9,955	9,955	9,955
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	—	449	785	435
Dilutive effect of outstanding warrant	—	34	—	15
Weighted-average shares used to compute diluted net income (loss) per share	73,421	84,452	84,529	84,342
Net income (loss) per share
Basic	$(1.14)	$1.01	$1.40	$0.27
Diluted	$(1.14)	$0.77	$1.25	$0.24

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	1,958	1,630	1,388	1,389
Outstanding 2028 Notes	9,955	—	—	—
Total	11,913	1,630	1,388	1,389

3. Revenue Recognition

Net Revenue from Collaboration Arrangement

Net revenue recognized under our GSK Agreement was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Royalties - RELVAR®/BREO®	$47,655	$54,737	$94,931	$105,627
Royalties - ANORO®	12,135	12,599	23,482	22,972
Total royalties	59,790	67,336	118,413	128,599
Less: amortization of capitalized fees paid	(3,456)	(3,456)	(6,912)	(6,912)
Total royalty revenue	$56,334	$63,880	$111,501	$121,687

Net Product Sales

Total net product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
GIAPREZA®	$22,299	$17,329	$42,530	$35,602
XACDURO®	22,382	10,731	40,456	18,514
XERAVA®	6,739	7,094	9,367	11,317
ZEVTERA®	351	339	789	339
Total net product sales	$51,771	$35,493	$93,142	$65,772

We derived our net product sales from customers located in the U.S. and the rest of world as follows:

•
approximately 71% and 29%, respectively, for the three months ended June 30, 2026, and 76% and 24%, respectively, for the six months ended June 30, 2026; and
•
approximately 82% and 18%, respectively, for the three months ended June 30, 2025, and 84% and 16%, respectively, for the six months ended June 30, 2025.

License and Other Revenue

Refer to the out-license agreements in Note 4, “License, Collaboration and Other Arrangements”.

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

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab shall pay us a tiered royalty ranging from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the six months ended June 30, 2026 and 2025 were not material. SUL-DUR was approved by China’s National Medical Products Administration in May 2024, and was launched by Zai Lab in mainland China in January 2025. We recognized $4.0 million in license revenue for the three and six months ended June 30, 2026 under this agreement as a result of the achievement of a regulatory milestone. Royalties under this arrangement based on the product sales were $0.9 million and $2.0 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2025, respectively.

In April 2024, we entered into an amendment to the Zai Agreement (the “Amended Zai Agreement”), pursuant to which Zai Lab shall share costs associated with certain new manufacturing and technology transfer activities for XACDURO® (the “Services”), which were not contemplated under the Zai Agreement and are crucial for regulatory approval in the Asia-Pacific region. Under the Amended Zai Agreement, we recognized $0.6 million in license revenue for the six months ended June 30, 2025. License revenue for three and six months ended June 30, 2026 and the three months ended June 30, 2025 were not material. As of June 30, 2026 and December 31, 2025, outstanding amounts under this amendment of $1.8 million were included in “Accounts receivable” in our unaudited condensed consolidated balance sheets.

We entered into an interim supply agreement with Zai Lab in June 2024, which was amended in February 2025 and August 2025, under which Zai Lab shall purchase XACDURO® inventory (the “Supplied Inventory”) at cost for their commercial use. We recognized $9.5 million and $14.9 million in net product sales for the cost of the Supplied Inventory for the three and six months ended June 30, 2026, respectively, and $1.7 million and $2.5 million for the three and six months ended June 30, 2025, respectively. Amounts outstanding under this agreement of $13.1 million and $6.7 million were included in “Accounts receivable” in our unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

We also entered into a manufacturing stage transfer agreement with Zai Lab in June 2024, which was amended in September 2024 (the “Zai Manufacturing Stage Transfer Agreement”). Pursuant to this agreement, Entasis shall provide assistance to Zai Lab for building out Zai Lab’s manufacturing site for XACDURO® and be compensated for Entasis' services and associated costs. License revenue recognized under this agreement for the three and six months ended June 30, 2026 was not material. We recognized license revenue under this agreement of $0.9 million for the three and six months ended June 30, 2025.

Dr. Reddy’s Laboratories

In June 2026, Entasis entered into an exclusive distribution and license agreement with Dr. Reddy's Laboratories Ltd. (“DRL”) to commercialize XACDURO® in certain countries. A one-time, nonrefundable upfront payment of $3.4 million was recognized as license revenue for the three and six months ended June 30, 2026. Entasis is also entitled to receive development, launch and commercial milestone payments, as well as tiered royalties based on DRL's annual net sales.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (“the GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP shall use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. Reimbursements from GARDP under this agreement are recorded as a reduction to research and development expense. Reimbursements recorded from GARDP during the three and six months ended June 30, 2026 and 2025 were not material.

In addition, under the GARDP Collaboration Agreement, GARDP was granted a worldwide, fully paid, exclusive and royalty-free license, with the right to sublicense, to use our zoliflodacin technology in connection with GARDP’s development, manufacture and commercialization of zoliflodacin in low-income and specified middle-income countries. We retained commercial rights in all other countries worldwide, including the major markets in North America, Europe and Asia-Pacific. We also retained the right to use and grant licenses to our zoliflodacin technology to perform our obligations under the GARDP Collaboration Agreement and for any purpose other than gonorrhea or community-acquired indications. Each party is responsible for using commercially reasonable efforts to obtain marketing authorizations for the product candidate in their respective territories. The FDA approved zoliflodacin, marketed as NUZOLVENCE®, on December 12, 2025.

In May 2026, Entasis entered into an amendment to the GARDP Collaboration Agreement under which Entasis granted GARDP a non-exclusive license to use Entasis’ technology in certain European countries and received a one-time, nonrefundable upfront payment of $2.0 million, which was recorded as license revenue for the three and six months ended June 30, 2026. Furthermore, Entasis is entitled to receive future regulatory milestone payment and royalties on net sales of NUZOLVENCE®.

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla Pharmaceutical Company (“La Jolla”), our wholly-owned subsidiary, granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). PAION is currently a subsidiary of the Humanwell Healthcare Group. We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License are subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. Royalty revenue recognized under this agreement was $0.8 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and was not material for the same periods in 2025.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla supplies PAION a minimum quantity of GIAPREZA® and XERAVA® until the earlier of July 13, 2027, or until a new supply agreement is executed. During the term of the supply agreement, we are reimbursed for direct and certain indirect manufacturing costs at cost. Cost reimbursements under the PAION Supply Agreement were $1.8 million for the three and six months ended June 30, 2026, and $0.8 million and $1.4 million for the three and six months ended June 30, 2025, respectively.

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

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue from Everest recognized for the three and six months ended June 30, 2026 was $0.9 million. Royalty revenue recognized for the three and six months ended June 30, 2025 was $2.0 million.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. Under the Everest Supply Agreement, we are reimbursed for direct and certain indirect manufacturing costs at 110% of cost. Revenue recognized under the Everest Supply Agreement was $1.3 million for the three and six months ended June 30, 2026, and $0.8 million and $1.8 million for the three and six months ended June 30, 2025, respectively.

In-License Agreements

Basilea

In December 2024, we entered into an exclusive distribution and license agreement with Basilea, under which we were granted exclusive marketing rights to ZEVTERA® in the U.S. The agreement will remain in effect through the expiration of ZEVTERA®’s market exclusivity in the U.S. in 2034 (the “initial term”) and is subject to automatic renewal unless terminated by either party with prior notice. We paid an upfront fee of $4.0 million, which was recognized as an intangible asset and is being amortized over the initial term of the agreement. Under the agreement, we are required to exclusively purchase ZEVTERA® (in pre-packaging and labeling form) from Basilea for the duration of the term. We are also obligated to pay Basilea tiered royalties ranging from the high-teens to mid-twenties, as well as tiered milestone payments based on annual net sales in the U.S. ZEVTERA® was commercially launched in the U.S. in July 2025. Royalty expense incurred on the sales was not material during the three and six months ended June 30, 2026 and 2025.

George Washington University

Pursuant to the George Washington University License (the “GW License”), GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under the GW License extends through the last-to-expire patent covering GIAPREZA®. Royalty expense incurred under the GW License for the three and six months ended June 30, 2026 were $1.4 million and $2.7 million, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2025, respectively.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. Royalty expense incurred under the Harvard License for the three and six months ended June 30, 2026 was not material. Royalty expense incurred for the three and six months ended June 30, 2025 was $0.6 million and $0.7 million, respectively.

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

The royalty expense in respect of durlobactam arising from our net product sales of XACDURO® was not material during the periods presented.

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

5. Consolidated Entity

ISP Fund LP

As of June 30, 2026, we continued to hold approximately 100% of the economic interest of the ISP Fund LP (“Partnership”). As of June 30, 2026 and December 31, 2025, total assets of the Partnership were $34.5 million and $79.7 million, respectively, with the majority attributable to either current portion of ISP Fund investment or to equity and long-term investments. As of June 30, 2026 and December 31, 2025, total liabilities were $0.1 million. During the six months ended June 30, 2026, $47.5 million in cash was distributed to us by the Partnership. The remaining equity investments managed by the Partnership are expected to be distributed in 2026.

During the three and six months ended June 30, 2026, we recorded $0.1 million and $0.5 million, respectively, in investment-related expense incurred by the Partnership, generated $0.1 million and $0.2 million, respectively, in interest income and recorded $3.1 million and $2.7 million, respectively, in net realized and unrealized gains as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income. During the six months ended June 30, 2026, we recorded $14.9 million in net realized losses and $17.6 million in net unrealized gains as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2025, we recorded $0.7 million and $1.5 million, respectively, in investment-related expense incurred by the Partnership, generated $1.2 million and $2.4 million, respectively, in interest income, and recorded $0.4 million in net realized and unrealized gains and $80.9 million in net realized and unrealized losses, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

The following is a summary of individual investments held by ISP Fund at each balance sheet date:

	June 30,	December 31,
(In thousands)	2026	2025
Common stock - Publicly traded healthcare companies
United States	$13,029	$52,392
United Kingdom	10,136	8,874
Total common stock	23,165	61,266
Preferred stock - Privately held healthcare companies
United States	2,686	2,748
Money market fund and cash	8,668	15,727
Total investments held by ISP Fund LP	$34,519	$79,741

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

In addition, we entered into an amendment to the amended and restated investor rights agreement, pursuant to which the Company and ISO agreed that the voting agreement will expire at the earlier of January 26, 2031 or the approval by the FDA of any of Armata's product candidates for marketing and commercial distribution. As of June 30, 2026, our ownership in Armata was 67.5%.

In May 2026, ISO and Armata entered into a Credit and Security Agreement, under which ISO extended a term loan to Armata (the “Armata May 2026 Term Loan”) in the aggregate principal amount of $25.0 million. The loan bears interest at a rate of 14% per annum and matures on January 11, 2029. The Credit and Security Agreement is secured by substantially all assets of Armata and its domestic and foreign material subsidiaries.

As of June 30, 2026, the fair values of our holdings of 25,076,769 shares of Armata common stock, 10,653,847 warrants, a $30.1 million convertible note and $110.1 million in term loans were estimated at $162.5 million, $57.0 million, $105.0 million, and $133.1 million, respectively. As of December 31, 2025, the fair values of these holdings were estimated at $157.5 million, $36.2 million, $101.4 million, and $102.8 million, respectively.

For the Armata common stock and warrants, we recorded $131.8 million in unrealized loss and $25.8 million in unrealized gains as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026, respectively, and $13.1 million in unrealized gain and $0.4 million in unrealized loss for the three and six months ended June 30, 2025, respectively.

For the Armata convertible note, we recorded $43.3 million in unrealized loss and $3.7 million in unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026, respectively, and $6.2 million and $1.9 million in unrealized gain for the three and six months ended June 30, 2025, respectively.

For the Armata term loans, we recorded $4.5 million and $5.3 million in unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026, respectively, and $2.9 million and $3.9 million in unrealized gain for the three and six months ended June 30, 2025, respectively.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Revenue	$789	$491	$1,874	$1,726
Loss from operations	$(8,785)	$(8,191)	$(22,608)	$(18,730)
Net loss	$(115,346)	$(6,531)	$(239,644)	$(3,931)

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

As of June 30, 2026 and December 31, 2025, ITH owns 36,742,250 shares of InCarda’s common and preferred stock and 2,490,033 warrants, representing a 9.5% equity interest. Over the years, ITH has also invested $2.1 million in InCarda’s convertible notes.

As of June 30, 2026 and December 31, 2025, we recorded $7.5 million in carrying amount of InCarda’s preferred stock, approximately $0.1 million in fair value of warrants and $2.1 million in fair value of convertible notes as equity and long-term investments in the unaudited condensed consolidated balance sheets.

During the three and six months ended June 30, 2026 and 2025, the change to the carrying amount of our investments in InCarda was not material.

Equity and Other Investments in ImaginAb

Since March of 2021, ITH has invested $7.6 million in 8,825,301 shares of common and preferred stock of ImaginAb, Inc. (“ImaginAb”), a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. As of June 30, 2026, and December 31, 2025, we held an 11.8% of equity ownership in ImaginAb.

As of June 30, 2026 and December 31, 2025, our investment of $7.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. There was no change in the carrying amount of our equity investments in ImaginAb during the periods presented.

Equity and Other Investments in Syndeio Biosciences

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

On June 11, 2026, ITH and other existing Syndeio investors entered into a Series B Preferred Stock Purchase Agreement with Syndeio, pursuant to which ITH purchased 3.75 million shares of Series B Preferred Stock for $30.0 million. Concurrently, the Syndeio 2025 Convertible Note with an outstanding balance of $27.0 million, including principal and accrued interest, was converted into 4.2 million shares of Series B-2 Preferred Stock, and $1.1 million of the Syndeio 2021 Convertible Note was converted into 175,000 shares of Series B-2 Preferred Stock. As of June 30, 2026, we held 44.4% of equity ownership in Syndeio.

On the same date, ITH also entered into an amendment to the Syndeio 2021 Convertible Note to increase the principal amount to $66.5 million, representing the remaining principal after the aforementioned conversion and accrued interest. All other material terms remained unchanged.

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

We account for our investment in Syndeio Series B and Series B-2 preferred stock using the measurement alternative because Syndeio’s equity securities are not publicly traded and do not have a readily determinable fair value. As of June 30, 2026, our equity investments of $58.2 million were recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets.

We account for both the Syndeio 2021 Convertible Note and the Syndeio 2025 Convertible Note as trading securities, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Syndeio, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised.

As of June 30, 2026, and December 31, 2025, the fair value of the Syndeio 2021 Convertible Note was estimated at $70.3 million and $62.9 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $3.7 million in unrealized gain and $8.5 million in unrealized loss for the three and six months ended June 30, 2026, respectively, and $1.4 million and $20.5 million in unrealized gain for the three and six months ended June 30, 2025, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income. We also recorded $1.2 million of accrued interest as interest income for the three and six months ended June 30, 2026 in the unaudited condensed consolidated statements of income and comprehensive income.

As of December 31, 2025, the fair value of the Syndeio 2025 Convertible Note was estimated at $24.5 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheet. We recorded $1.2 million in interest income for the three and six months ended June 30, 2026, $2.9 million and $1.3 million in unrealized gain for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.6 million in unrealized gain for the three and six months ended June 30, 2025, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statement of income and comprehensive income.

Equity Investment in Nanolive

In 2022, ITH invested $9.8 million in 18,750,000 shares of preferred stock of Nanolive SA (“Nanolive”), a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another stockholder, to Nanolive’s board. As of June 30, 2026, no Innoviva designee is serving on Nanolive’s six-member board. As of June 30, 2026 and December 31, 2025, we held 13.0% of Nanolive equity ownership.

As of June 30, 2026 and December 31, 2025, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets, and there was no change to the carrying amount of our investment.

Convertible Promissory Note in Lyndra

In 2025, we invested $9.2 million in the convertible promissory note of Lyndra Therapeutics, Inc. (“Lyndra”), which was then a clinical-stage company with a novel drug delivery platform that enables the administration of ultra-long-acting oral drugs. In 2025, we received a $3.3 million partial repayment on the note, reducing the outstanding principal to $5.9 million.

As of June 30, 2026 and December 31, 2025, the fair value of the note was estimated at $3.5 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. There was no change in the carrying amount of the note during the periods presented.

Equity Investment in Beacon

Beacon Biosignals, Inc. (“Beacon”) is an AI-driven neurotechnology company developing treatments for neurological, psychiatric, and sleep disorders. On October 7, 2025, ITH entered into a Preferred Stock Purchase Agreement with Beacon, pursuant to which ITH acquired 1,448,303 shares of Beacon’s Series B Preferred Stock for $17.5 million. As of June 30, 2026 and December 31, 2025, we held 5.4% and 5.6%, respectively, of equity ownership in Beacon.

As of June 30, 2026 and December 31, 2025, our $17.5 million investment in Beacon was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets, and there was no change to the carrying amount of our investment.

Reconciliation of Equity and Long-Term Investments Balances

The following table reconciles the change in balances in “Equity and Long-Term Investments” as of each balance sheet date:

(In thousands)	Amount
Equity and long-term investments as of December 31, 2024	$341,664
Purchases of trading securities	61,729
Proceeds from trading securities	(8,427)
Purchases of equity and other long-term investments	17,533
Net sales and purchases of investments managed by ISP Fund	(120,955)
Changes in fair value, net	20,160
Reclassification of current portion	91,805
Other	988
Equity and long-term investments as of December 31, 2025	$404,497
Purchases of trading securities	43,204
Purchases of equity and other long-term investments	30,021
Net sales and purchases of investments managed by ISP Fund	(47,500)
Changes in fair value, net	4,422
Reclassification of current portion	7,059
Other	(395)
Equity and long-term investments as of June 30, 2026	$441,308

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$548,483	$—	$—	$548,483
Total	$548,483	$—	$—	$548,483

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$530,278	$—	$—	$530,278
Total	$530,278	$—	$—	$530,278

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, all available-for-sale investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities and equity and long-term investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of June 30, 2026 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$548,483	$—	$—	$548,483
Investments held by ISP Fund LP	32,656	—	1,863	34,519
Equity investment - Armata Common Stock	162,498	—	—	162,498
Equity investment - Armata Warrants	—	57,044	—	57,044
Equity investment - InCarda Warrants	—	—	15	15
Term loan investment - Armata July 2023 Term Loan	—	—	34,505	34,505
Term loan investment - Armata March 2024 Term Loan	—	—	45,461	45,461
Term loan investment - Armata March 2025 Term Loan	—	—	11,710	11,710
Term loan investment - Armata August 2025 Term Loan	—	—	16,259	16,259
Term loan investment - Armata May 2026 Term Loan	—	—	25,173	25,173
Convertible debt investment - Armata Note	—	—	105,036	105,036
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - InCarda February 2025 Convertible Note	—	—	475	475
Convertible debt investment - InCarda October 2025 Convertible Note	—	—	1,225	1,225
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	70,310	70,310
Convertible debt investment - Lyndra Convertible Note	—	—	3,492	3,492
Total assets measured at estimated fair value	$743,637	$57,044	$315,960	$1,116,641
Liability
2028 Notes	$—	$284,490	$—	$284,490

	Estimated Fair Value Measurements as of December 31, 2025 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$530,278	$—	$—	$530,278
Investments held by ISP Fund LP	76,993	—	2,748	79,741
Equity investment - Armata Common Stock	157,482	—	—	157,482
Equity investment - Armata Warrants	—	36,244	—	36,244
Equity investment - InCarda Warrants	—	—	43	43
Term loan investment - Armata July 2023 Term Loan	—	—	32,899	32,899
Term loan investment - Armata March 2024 Term Loan	—	—	43,290	43,290
Term loan investment - Armata March 2025 Term Loan	—	—	11,125	11,125
Term loan investment - Armata August 2025 Term Loan	—	—	15,534	15,534
Convertible debt investment - Armata Note	—	—	101,358	101,358
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - InCarda February 2025 Convertible Note	—	—	475	475
Convertible debt investment - InCarda October 2025 Convertible Note	—	—	1,225	1,225
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	62,937	62,937
Convertible debt investment - Syndeio 2025 Convertible Note	—	—	24,490	24,490
Convertible debt investment - Lyndra Convertible Note	—	—	3,492	3,492
Total assets measured at estimated fair value	$764,753	$36,244	$300,052	$1,101,049
Liability
2028 Notes	$—	$267,013	$—	$267,013

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

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. We recognized goodwill of $11.5 million and $6.4 million from our acquisitions of Entasis and La Jolla, respectively, in 2022. The carrying amount of goodwill as of June 30, 2026 and December 31, 2025 was $17.9 million. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$226,300	$(81,725)	$144,575
Collaboration agreement	10	35,400	(10,999)	24,401
Total		$261,700	$(92,724)	$168,976

	December 31, 2025
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$226,300	$(70,299)	$156,001
Collaboration agreement	10	35,400	(9,245)	26,155
Total		$261,700	$(79,544)	$182,156

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

We recognized amortization expense of $6.6 million and $13.2 million for the three and six months ended June 30, 2026, respectively, and $6.5 million and $13.0 million for the three and six months ended June 30, 2025, respectively. Future amortization expense is expected to be $13.4 million for the remainder of 2026, $26.6 million for each of the years from 2027 to 2030 and $49.2 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Raw materials	$18,724	$16,330
Work-in-process	15,123	17,871
Finished goods	5,121	4,971
Total inventory	$38,968	$39,172

As of June 30, 2026 and December 31, 2025, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $1.4 million and $3.4 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $0.9 million and $2.0 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2025, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Accrued contract manufacturing expenses	$9,322	$8,220
Accrued clinical and research expenses	150	185
Accrued professional services	4,979	5,845
Current portion of lease liabilities	712	418
Royalty obligation payable	4,148	3,690
Current portion of deferred royalty obligations	6,302	8,124
Accrued license fees and royalties	2,102	1,964
Other	898	1,022
Total other accrued liabilities	$28,613	$29,468

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Long-term portion of deferred royalty obligation	$55,280	$54,104
Long-term portion of lease liabilities	10,491	10,868
Other	1,505	1,119
Total other long-term liabilities	$67,276	$66,091

9. Stock-Based Compensation

Equity Incentive Plan

In May 2026, our stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”). The 2026 Plan provides for the grant of incentive stock options, nonstatutory stock options, RSAs, RSUs, Stock Appreciation Rights and other stock-based awards to employees, non-employee directors and consultants. A total of 9,000,000 shares of our common stock are reserved for issuance under the 2026 Plan.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Selling, general and administrative	$4,477	$2,298	$6,878	$4,326
Research and development	266	124	432	243
Total	$4,743	$2,422	$7,310	$4,569

10. Stockholders' Equity

On November 3, 2025, our board of directors authorized a new share repurchase program under which we may repurchase up to $125.0 million of our outstanding shares of common stock. For the three months ended June 30, 2026, we repurchased 1,403,247 shares in the open market at an average price of $22.36 per share for a total amount of approximately $31.4 million. For the six months ended June 30, 2026, we repurchased 2,374,313 shares in the open market at an average price of $21.83 per share for a total amount of approximately $51.8 million. From program inception through June 30, 2026, we have repurchased Innoviva common stock in the open market for a total price of approximately $56.4 million. Subsequent to June 30, 2026, and through July 31, 2026, we have repurchased 453,798 shares in the open market for a total of approximately $10.0 million. All repurchased shares were retired.

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

The annual effective interest rate on the 2025 Notes in 2025 up to its settlement was 2.90%.

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2025:

(In thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Contractual interest expense	$1,199	$2,402
Amortization of debt issuance costs	188	375
Total interest and amortization expense	$1,387	$2,777

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Principal	$261,000	$261,000
Debt discount and issuance costs, net	(2,546)	(3,269)
Net carrying amount	$258,454	$257,731

The following table sets forth total interest expense recognized related to the 2028 Notes for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Contractual interest expense	$1,386	$1,387	$2,773	$2,773
Amortization of debt discount and issuance costs	360	349	723	703
Total interest and amortization expense	$1,746	$1,736	$3,496	$3,476

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of June 30, 2026 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2026	$—
2027	—
2028	261,000
Total	$261,000

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

We recognized interest expense of $3.7 million and $7.4 million for the three and six months ended June 30, 2026, respectively, and $1.5 million and $3.1 million for the three and six months ended June 30, 2025, respectively. The carrying value of the deferred royalty obligation as of June 30, 2026 and December 31, 2025 was $61.6 million and $62.2 million, respectively (refer to Note 8, “Balance Sheet Components”). During the six months ended June 30, 2026 and 2025, we made royalty payments to HCR of $7.6 million and $6.1 million, respectively. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of June 30, 2026 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. As of June 30, 2026, the annual effective interest rate of the deferred royalty obligation for the current period is 26.38%.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is not material and, therefore, not recognized as of June 30, 2026 and December 31, 2025. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the consolidated statements of income and comprehensive income.

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

The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Straight line operating lease costs	$423	$302	$849	$604
Variable lease costs	131	3	259	5
Total lease costs	$554	$305	$1,108	$609

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$357	$849

As of June 30, 2026, our operating leases have a weighted-average remaining term of approximately 9.2 years and the weighted average discount rate on our operating lease liabilities was 5.3%.

Future minimum payments on our operating leases as of June 30, 2026 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2026	$624
2027	1,327
2028	1,224
2029	1,335
2030	1,454
Thereafter	8,516
Total undiscounted lease payments	14,480
Less: imputed interest	(3,277)
Total operating lease liabilities	$11,203

Purchase Commitments

In April 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of June 30, 2026, we have approximately $4.4 million and $5.9 million U.S. dollar equivalent in purchase commitments under the agreement for the remainder of 2026 and for the year 2027, respectively.

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. We are not currently a party to any material legal proceedings.

Indemnification and Other Contingencies

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our consolidated financial statements. We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and, as of June 30, 2026, we have not accrued any material liabilities in the unaudited condensed consolidated financial statements as a result of these provisions.

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

Based on the qualitative and quantitative assessments performed under ASC 805, Business Combinations, we concluded that the set of assets acquired did not meet the definition of a business and, therefore, accounted for the transaction as an asset acquisition. The assets acquired in the transaction were recorded at their allocated costs based on their relative fair values. The allocated cost of the IPR&D acquired was $9.4 million, which was charged to research and development expense as it had no alternative future use at the time of the acquisition. The allocated cost of the fixed assets, which consist of laboratory equipment, was $1.1 million and was capitalized within property and equipment. The fixed assets have not been placed in service and, therefore, no depreciation has been recognized as of June 30, 2026.

14. Income Taxes

We recorded income tax benefit of $24.6 million and income tax expense of $23.4 million for the three and six months ended June 30, 2026, respectively, and income tax expense of $8.9 million and $16.9 million for the three and six months ended June 30, 2025, respectively. The Company’s effective income tax rate for the six months ended June 30, 2026 was 18.5% compared to 49.7% for the same period in 2025. The income tax expense for the six months ended June 30, 2026 and 2025 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the six months ended June 30, 2026 was lower than the U.S. federal statutory income tax rate primarily related to foreign-derived intangible income tax deduction and research and development credits, partially offset by discrete tax expenses related to unrealized gains on investment.

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

The table below presents the financial information used by the CODM to assess performance, which reconciles to the consolidated net income:

	Three months ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Total revenue	$119,591	$100,283	$217,585	$188,915
Less:
Cost of products sold	22,349	10,590	37,956	19,432
Amortization of acquired intangible assets	6,626	6,547	13,180	13,022
Selling and marketing	10,335	8,147	19,837	16,218
General and administrative	24,236	18,265	47,172	37,685
Research and development - External services and expenses	2,463	6,782	5,069	9,833
Research and development - Internal expenses	2,727	1,201	5,362	2,546
Changes in fair values of equity method investments, net	131,834	(13,082)	(25,816)	467
Changes in fair values of equity and long-term investments, net	29,153	(11,280)	(4,422)	54,019
Interest and dividend income	(7,599)	(4,925)	(18,586)	(9,463)
Interest expense	5,472	4,663	10,909	9,374
Other expense, net	15	777	381	1,773
Income tax expense (benefit), net	(24,600)	8,910	23,368	16,905
Consolidated net income (loss)	$(83,420)	$63,688	$103,175	$17,104

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

Second Quarter 2026 and Recent Highlights:

Financial Highlights

•
Total revenue: $119.6 million, representing 19% year-on-year growth compared to $100.3 million for the second quarter 2025.
•
Royalty revenue: gross royalty revenue from GSK remains stable at $59.8 million in the second quarter of 2026, a 2% increase compared to $58.6 million in the first quarter of 2026.
•
Net product sales: $51.8 million ($36.6 million U.S. and $15.2 million ex-US), representing 46% growth compared to $35.5 million in the second quarter of 2025. U.S. net product sales primarily consisted of $21.0 million from GIAPREZA®, $12.0 million from XACDURO®, and $3.3 million from XERAVA®.
•
Income from operations: $50.9 million, compared to $48.8 million for the second quarter 2025, reflecting higher net product sales and continued operating discipline.
•
Equity and long-term investments: net unfavorable changes in fair value of equity and long-term investments totaled $161.0 million, primarily attributable to a lower share price of Armata . Innoviva’s strategic healthcare investments were valued at $669.5 million as of June 30, 2026, and consisted of $457.7 million in Armata, $177.3 million in other strategic equity and convertible debt, and $34.5 million held by ISP Fund.

•
Net income: net loss of $83.4 million, or $1.14 basic loss per share, driven primarily by decrease in fair value of equity and long-term investments.
•
Cash and cash equivalents: Totaled $570.4 million. Royalty and net product sales receivables totaled $110.6 million as of June 30, 2026, a 25% year-on-year increase compared to $88.3 million for the second quarter of 2025.

Key Business and R&D Highlights

•
XACDURO® (sulbactam for injection; durlobactam for injection), co-packaged for intravenous use: a targeted antibacterial treatment for patients with hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Acinetobacter baumannii-calcoaceticus complex.
o
During the second quarter, IST entered into an exclusive distribution and licensing agreement with Dr. Reddy’s Laboratories Ltd., a global pharmaceutical company, for the development and commercialization of XACDURO® in South and Central America, the Caribbean, Russia and Commonwealth of Independent States countries.
•
Strategic Healthcare Assets
o
During the second quarter, Innoviva launched Nortiva Bio (a wholly owned subsidiary), to advance the proprietary LYNX™ long-acting oral drug delivery platform. The LYNX platform is designed to transform daily oral medicines into less frequent dosing regimens, including once-weekly or once-monthly therapies. The platform is designed to improve patient adherence, stabilize drug exposure, and enhance clinical and commercial value by enabling less frequent oral dosing.
o
Nortiva is advancing a lead once-monthly oral drug therapy development program (via support from the Gates Foundation) and building an external partnering pipeline to enable the development of long-acting oral versions of branded and generic therapies.
•
Capital Allocation
o
During the second quarter of 2026, Innoviva repurchased 1,403,247 shares for $31.4 million under its $125 million share repurchase program. Since inception, and through the end of the second quarter, the Company has repurchased 2,602,168 shares for $56.4 million, reflecting the Company’s continued confidence in its intrinsic value and long-term outlook.
o
During the second quarter of 2026, Innoviva continued to support companies in its strategic healthcare asset portfolio with $55.0 million aggregate capital commitment.

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

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Royalties - RELVAR®/BREO®	$47,655	$54,737	$(7,082)	(13)%	$94,931	$105,627	$(10,696)	(10)%
Royalties - ANORO®	12,135	12,599	(464)	(4)%	23,482	22,972	510	2%
Total royalties	59,790	67,336	(7,546)	(11)%	118,413	128,599	(10,186)	(8)%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*	(6,912)	(6,912)	—	*
Total royalty revenue, net	$56,334	$63,880	$(7,546)	(12)%	$111,501	$121,687	$(10,186)	(8)%

* Not Meaningful

Total net royalty revenue decreased to $56.3 million and $111.5 million for the three and six months ended June 30, 2026, compared to $63.9 million and $121.7 million for the same periods a year ago. The decrease in total net royalty revenue was primarily due to lower net sales driven by pricing pressures in the United States.

Net Product Sales

Total product sales, net, as compared to prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
U.S.
GIAPREZA®	$21,004	$16,988	$4,016	24%	$40,735	$34,367	$6,368	19%
XACDURO®	11,964	8,507	3,457	41%	23,534	14,322	9,212	64%
XERAVA®	3,265	3,129	136	4%	5,720	6,363	(643)	(10)%
ZEVTERA®	351	339	12	*	789	339	450	133%
Total U.S.	36,584	28,963	7,621	26%	70,778	55,391	15,387	28%
Rest of the world
GIAPREZA®	1,295	341	954	280%	1,795	1,235	560	45%
XACDURO®	10,418	2,224	8,194	368%	16,922	4,192	12,730	304%
XERAVA®	3,474	3,965	(491)	(12)%	3,647	4,954	(1,307)	(26)%
Total rest of the world	15,187	6,530	8,657	133%	22,364	10,381	11,983	115%
Total net product sales	$51,771	$35,493	$16,278	46%	$93,142	$65,772	$27,370	42%

* Not Meaningful

Our net product sales increased overall during the periods presented, driven by higher sales volume resulting from our strategic commercialization efforts and dedication to delivering our critical care products to healthcare systems. The increase in XACDURO® ex-U.S. product sales is attributable mainly to product sales under an interim supply agreement with Zai Lab, which is billed at cost.

License and Other Revenue

License and other revenue, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
License and other revenue	$11,486	$910	$10,576	*	$12,942	$1,456	$11,486	*

* Not Meaningful

License and other revenue for the three and six months ended June 30, 2026 was derived primarily from our ongoing arrangements with Zai Lab and new agreements with GARDP and DRL as discussed in Note 4, “License, Collaboration and Other Arrangements”, to the Condensed Consolidated Financial Statements.

Cost of Products Sold

Cost of products sold, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Cost of products sold	$22,349	$10,590	$11,759	111%	$37,956	$19,432	$18,524	95%

The cost of products sold also includes the inventory step-up value from the acquisition of La Jolla, which is recorded upon the sale of such inventory. The step-up value included above amounted to $0.9 million and $2.0 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2025, respectively. Our cost of products sold increased during the three and six months ended June 30, 2026, driven by higher product sales volume. As of June 30, 2026, our total inventory included the remaining net fair value adjustments resulting from the acquisition of La Jolla of approximately $1.4 million, which will be recognized as cost of products sold when sales occur in future periods.

Research and Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Compensation and related personnel costs	$2,072	$1,179	$893	76%	$4,147	$2,483	$1,664	67%
External services	2,463	6,782	(4,319)	(64)%	5,069	9,833	(4,764)	(48)%
Facilities related	596	(28)	624	*	1,102	(20)	1,122	*
Other	59	50	9	18%	113	83	30	36%
Total research and development expense	$5,190	$7,983	$(2,793)	(35)%	$10,431	$12,379	$(1,948)	(16)%

* Not Meaningful

Research and development expenses for the three and six months ended June 30, 2026 were $5.2 million and $10.4 million, respectively. The expenses for the current period include additional personnel and facilities costs in support of the acquired IPR&D as discussed in Note 13, “Asset Acquisition”, in the Condensed Consolidated Financial Statements. Research and development expenses for the three and six months ended June 30, 2025, which consisted primarily of the continued advancement of zoliflodacin, approved by the FDA in December 2025, were $8.0 million and $12.4 million, respectively.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Selling, general and administrative	$34,571	$26,412	$8,159	31%	$67,009	$53,903	$13,106	24%

Our selling, general and administrative expenses increased for the three and six months ended June 30, 2026, compared to the corresponding periods in 2025. The increase during the current period was primarily attributable to our ongoing efforts to expand our sales force to meet demand in new regions, promote our marketed critical care products and drive revenue, maintain regulatory compliance, and support essential administrative functions for general operations.

Interest and Dividend Income and Other Expense, Net

Interest and dividend income and other expense, net, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Interest and dividend income	$7,599	$4,925	$2,674	54%	$18,586	$9,463	$9,123	96%
Other expense, net	$(15)	$(777)	$762	(98)%	$(381)	$(1,773)	$1,392	(79)%

Interest and dividend income increased for the three and six months ended June 30, 2026, compared to the same period in 2025, due to higher average balances of our cash equivalents, money market funds and other interest-bearing investments.

Other expense, net, was primarily expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Interest expense	$(5,472)	$(4,663)	$(809)	17%	$(10,909)	$(9,374)	$(1,535)	16%

Our interest expense for the three and six months ended June 30, 2026 and 2025 comprised mainly of the contractual interest expense and the amortization of debt issuance costs for our 2028 Notes, as well as effective interest expense on our deferred royalty obligation related to GIAPREZA®. The increase for the three and six months ended June 30, 2026, compared to the same period in 2025, was mainly due to higher interest expense on our deferred royalty obligation as a result of higher sales performance of GIAPREZA®.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity and long-term investments, as compared to the prior year periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Changes in fair values of equity method investments, net	$(131,834)	$13,082	$(144,916)	*	$25,816	$(467)	$26,283	*
Changes in fair values of equity and long-term investments, net	$(29,153)	$11,280	$(40,433)	(358)%	$4,422	$(54,019)	$58,441	(108)%

* Not Meaningful

The changes in fair values of equity method investments for the three and six months ended June 30, 2026 were driven by fluctuations in Armata’s stock price during the reporting periods. We recorded $131.8 million in unrealized loss and $25.8 million in unrealized gain for the three and six months ended June 30, 2026, respectively, compared to $13.1 million in unrealized gain and $0.5 million in unrealized loss for the three and six months ended June 30, 2025, respectively.

The changes in fair values of other equity and long-term investments primarily reflected the net realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, Syndeio, Lyndra and those investments managed by ISP Fund LP.

We recorded $38.8 million in net negative changes in fair values of equity and long-term investments for the three months ended June 30, 2026 and $8.9 million in net positive changes in fair values of equity and long-term investments for the six months ended June 30, 2026, respectively, related to other long-term investments we made in Armata.

We recorded net positive changes in fair value of our investments in Syndeio of $6.6 million and net negative changes of $7.2 million for the three and six months ended June 30, 2026, respectively.

We recorded $3.0 million and $2.7 million in net positive changes in fair values of equity and long-term investments related to the investments managed by ISP Fund LP for the three and six months ended June 30, 2026, respectively.

Provision for Income Taxes

We recorded income tax benefit of $24.6 million and income tax expense of $23.4 million for the three and six months ended June 30, 2026, respectively, compared to income tax expense of $8.9 million and $16.9 million for the three and six months ended June 30, 2025, respectively. The effective income tax rate for the six months ended June 30, 2026 and 2025 was 18.5% and 49.7%, respectively.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the six months ended June 30, 2026, we generated gross royalty revenues from GSK of $118.4 million, net product sales of $93.1 million and license and other revenue of $12.9 million. Cash and cash equivalents totaled $570.4 million, royalties receivable from GSK totaled $59.8 million and accounts receivable associated with our product sales and license and other revenue totaled $50.8 million as of June 30, 2026.

As of June 30, 2026, we had one outstanding convertible note, the 2028 Notes, in an aggregate principal amount of $261.0 million, which will become due in March 2028. Future interest payments associated with this note total $13.9 million.

On November 3, 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $125.0 million of Innoviva’s outstanding shares of common stock. From program inception through June 30, 2026, we have repurchased Innoviva common stock in the open market for total price of approximately $56.4 million. This program has no termination date, may be suspended or discontinued at any time at our discretion and does not oblige us to acquire any amount of common stock.

In 2024, we elected to unwind our capital accounts in ISP Fund LP. During the current year, we received $47.5 million cash distributions and expect to receive the remaining investments in 2026.

Adequacy of Cash Resources to Meet Future Needs

We believe that our cash and cash equivalents will be sufficient to meet our anticipated debt service and operating needs, as well as our ongoing share repurchase program, for at least the next 12 months based upon current operating plans and financial forecasts. Our long-term capital requirements will depend on many factors including the amount of our royalty revenues, sales growth of our currently marketed products, timing of regulatory approval of our product candidates and outcome of our acquisitions and strategic investments. If our current operating plans and financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings or debt financings. Furthermore, if in our view favorable financing opportunities arise, we may seek additional funding in the form of public or private equity offerings or debt financings at any time. However, future financing may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as currently planned. In addition, from time to time we may restructure or reduce our debt, including through privately negotiated repurchases, tender offers, redemptions, amendments, or otherwise, all allowable with the terms of our debt agreements.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025	Change
Net cash provided by operating activities	$87,254	$92,690	$(5,436)
Net cash used in investing activities	$(18,256)	$(1,552)	$(16,704)
Net cash provided by (used in) financing activities	$(49,551)	$1,430	$(50,981)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 was $87.3 million, consisting primarily of our net income of $103.2 million, adjusted for net non-cash items, which included $4.9 million of deferred income taxes, $13.2 million of amortization of acquired intangible assets, $7.0 million of amortization of capitalized fees and depreciation of property and equipment, $7.3 million of stock-based compensation and $2.0 million of inventory fair value step-up adjustments, offset by $30.2 million in net changes in fair value of our investments and $22.1 million in net changes in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 of $18.3 million primarily consisted of $65.0 million in purchases of trading securities and other equity investments, $3.3 million in purchases of equity investments managed by ISP Fund LP and $0.9 million in purchases of property and equipment, partially offset by $44.1 million in sales of equity investments managed by ISP Fund LP, and $6.7 million in net purchases and sales of other investments managed by ISP Fund LP.

Net cash used in investing activities for the six months ended June 30, 2025 of $1.6 million primarily consisted of $34.7 million in purchases of trading securities, partially offset by $28.0 million in sales of equity investments and net purchases and sales of other investments managed by ISP Fund LP and $5.1 million in proceeds from trading securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 of $49.6 million was primarily due to $51.3 million in repurchases of our common stock under the ongoing stock repurchase program, partially offset by net proceeds of $2.0 million from issuances of common stock.

Net cash provided by financing activities for the six months ended June 30, 2025 of $1.4 million was primarily due to net proceeds from issuances of common stock, partially offset by the repurchase of shares to satisfy tax withholding.

Contractual Obligations

As of June 30, 2026, our notes payable obligation comprised of $261.0 million related to our 2028 Notes, which are due in 2028. Under the terms of the 2028 Notes, we make interest payments of 2.125% of outstanding principal. Refer to Note 11, “Debt” to the Condensed Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases amounting to $14.5 million, with approximately $0.6 million payable through December 31, 2026, amounts ranging between $1.2 million and $1.5 million payable in each of the years 2027 to 2030, and $8.5 million payable thereafter. Refer to Note 12, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for more information.

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

We also entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchases through December 31, 2027. As of June 30, 2026, we have approximately $10.3 million U.S. dollar equivalent in outstanding purchase commitments under the agreement.

We also enter into other agreements in the normal course of business with vendors for commercial, manufacturing, clinical trials and preclinical studies, and other services and products for operating purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2026, our debt bears a fixed interest rate and we had no outstanding debt with variable interest rate. Our cash flows on this debt obligation are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of certain of our investments in equity and debt securities. Fluctuations in the underlying fair value of the investments could result in material gains or losses. Refer to Note 6, “Equity and Long-Term Investments and Fair Value Measurements”, to the Condensed Consolidated Financial Statements for more information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2026, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures, as defined under SEC rules, are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified by the Commission’s rules and forms. Additionally, they ensure that information required to be disclosed by the issuer is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, to enable timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 to April 30, 2026	2,959	$23.21	2,959	$99,904,865
May 1, 2026 to May 31, 2026	853,407	22.38	853,407	$80,803,305
June 1, 2026 to June 30, 2026	546,881	22.32	546,881	$68,595,263
Total	1,403,247	$22.36	1,403,247

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2026, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)
Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Amended and Restated Certificate of Incorporation	8-K	99.2	4/28/2016

3.2	Amended and Restated Bylaws, amended and restated as of January 1, 2023	8-K	3.1	1/4/2023

4.1	Specimen certificate representing the common stock of the registrant	10-K	4.1	12/31/2006

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.9	2/19/2020

4.3	Indenture (including form of Note) with respect to Innoviva’s 2.125% Convertible Senior Notes due 2028, dated as of March 7, 2022, between Innoviva and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.1	3/8/2022

10.1+	Innoviva, Inc. 2026 Equity Incentive Plan	DEF 14A	A	3/24/2026

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a‑14 pursuant to the Securities Exchange Act of 1934

32*	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innoviva, Inc.

Date: August 5, 2026	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	/s/ Stephen Basso
Stephen Basso
Chief Financial Officer
(Principal Financial Officer)