Form 10-Q
period 2026-09-30
Innoviva, Inc.
filed 2026-11-04
CIK 1080014

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of registrant’s common stock outstanding on October 31, 2026 was 71,081,477.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$581,394	$550,941
Accounts receivable	44,017	34,966
Receivable from collaboration arrangement	58,113	58,351
Inventory	42,838	39,172
Prepaid expenses	33,984	26,721
Current portion of ISP Fund investments (Note 5)	8,667	15,727
Other current assets	3,241	1,637
Total current assets	772,254	727,515
Property and equipment, net	2,038	1,555
Equity method investments	121,957	193,726
Equity and long-term investments	404,834	404,497
Capitalized fees paid, net	45,770	56,138
Right-of-use assets	10,100	10,929
Goodwill	17,905	17,905
Intangible assets, net	162,276	182,156
Other assets	792	40,744
Total assets	$1,537,926	$1,635,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,498	$4,966
Accrued personnel-related expenses	9,498	9,100
Accrued interest payable	231	1,618
Deferred revenue	5,004	4,270
Income tax payable	—	274
Other accrued liabilities	28,799	29,468
Total current liabilities	50,030	49,696
Long-term debt, net of discount and issuance costs	258,822	257,731
Other long-term liabilities	65,236	66,091
Deferred tax liabilities, net	6,914	31,793
Income tax payable, long-term	19,406	57,013
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value, 230 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 71,536 and 74,636 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	716	747
Additional paid-in capital	838,147	902,726
Retained earnings	298,655	269,368
Total stockholders’ equity	1,137,518	1,172,841
Total liabilities and stockholders’ equity	$1,537,926	$1,635,165

* Condensed consolidated balance sheet has been derived from audited consolidated financial statements as of December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Royalty revenue, net of amortization of capitalized fees paid of $3,456 in the three months ended September 30, 2026 and 2025, and $10,368 in the nine months ended September 30, 2026 and 2025	$54,657	$59,896	$166,158	$181,583
Net product sales	49,444	47,294	142,586	113,066
License and other revenue	2,019	610	14,961	2,066
Total revenue	106,120	107,800	323,705	296,715
Cost of products sold (inclusive of amortization of inventory fair value adjustments, excluding amortization of intangible assets)	15,038	25,643	52,994	45,075
Amortization of acquired intangible assets	6,700	6,618	19,880	19,640
Gross profit	84,382	75,539	250,831	232,000
Operating expenses:
Selling, general and administrative	37,015	27,291	104,024	81,194
Research and development	5,214	13,670	15,645	26,049
Total operating expenses	42,229	40,961	119,669	107,243
Income from operations	42,153	34,578	131,162	124,757
Changes in fair values of equity method investments, net	(97,585)	30,751	(71,769)	30,284
Changes in fair values of equity and long-term investments, net	(41,904)	31,510	(37,482)	(22,509)
Interest and dividend income	5,316	5,472	23,902	14,935
Interest expense	(5,472)	(4,015)	(16,381)	(13,389)
Other expense, net	(118)	(479)	(499)	(2,252)
Income (loss) before income taxes	(97,610)	97,817	28,933	131,826
Income tax benefit (expense), net	23,722	(7,909)	354	(24,814)
Net income (loss) and comprehensive income (loss)	$(73,888)	$89,908	$29,287	$107,012
Net income (loss) per share:
Basic	$(1.03)	$1.30	$0.40	$1.65
Diluted	$(1.03)	$1.08	$0.40	$1.35
Shares used to compute net income (loss) per share:
Basic	72,068	69,058	73,209	64,901
Diluted	72,068	84,964	73,969	84,576

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2026
			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2026	74,636	$747	$902,726	$269,368	$1,172,841
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	143	1	100	—	101
Repurchase of common stock, including accrued excise tax	(971)	(10)	(20,439)	—	(20,449)
Stock-based compensation	—	—	2,567	—	2,567
Net income	—	—	—	186,595	186,595
Balance as of March 31, 2026	73,808	738	884,954	455,963	1,341,655
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	232	2	1,660	—	1,662
Repurchase of common stock, including accrued excise tax	(1,403)	(13)	(31,365)	—	(31,378)
Stock-based compensation	—	—	4,743	—	4,743
Net loss	—	—	—	(83,420)	(83,420)
Balance as of June 30, 2026	72,637	727	859,992	372,543	1,233,262
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	126	1	808	—	809
Stock-based compensation	—	—	3,667	—	3,667
Repurchase of common stock, including accrued excise tax	(1,227)	(12)	(26,320)	—	(26,332)
Net loss	—	—	—	(73,888)	(73,888)
Balance as of September 30, 2026	71,536	$716	$838,147	$298,655	$1,137,518

	Nine Months Ended September 30, 2025
				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2025	62,665	$627	$692,329	$(1,797)	$691,159
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	106	1	182	—	183
Stock-based compensation	—	—	2,147	—	2,147
Net loss	—	—	—	(46,584)	(46,584)
Balance as of March 31, 2025	62,771	628	694,658	(48,381)	646,905
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	211	2	1,245	—	1,247
Accrued excise tax on common stock repurchase applied against tax liability	—	—	59	—	59
Stock-based compensation	—	—	2,422	—	2,422
Conversion of 2025 Notes to common stock	29	—	500	—	500
Net income	—	—	—	63,688	63,688
Balance as of June 30, 2025	63,011	630	698,884	15,307	714,821
Exercise of stock options and issuance of common stock units and stock awards, net of repurchase of shares to satisfy tax withholding	47	1	168	—	169
Stock-based compensation	—	—	2,380	—	2,380
Conversion of 2025 Notes to common stock	11,120	111	191,864	—	191,975
Exercise of warrants	591	6	10,692	—	10,698
Net income	—	—	—	89,908	89,908
Balance as of September 30, 2025	74,769	$748	$903,988	$105,215	$1,009,951

See accompanying notes to condensed consolidated financial statements.

INNOVIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$29,287	$107,012
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(24,879)	4,072
Amortization of capitalized fees and depreciation of property and equipment	10,545	10,464
Amortization of acquired intangible assets	19,880	19,640
Inventory fair value step-up adjustment included in cost of products sold	2,199	4,109
Stock-based compensation	10,977	6,949
Amortization of debt discount and issuance costs	1,091	1,533
Changes in fair values of equity method investments, net	71,769	(30,284)
Changes in fair values of equity and long-term investments, net	37,482	22,509
Acquired in-process research and development assets	—	9,368
Other non-cash items	1,889	402
Changes in operating assets and liabilities:
Accounts receivable	(9,051)	(9,775)
Receivable from collaboration arrangement	238	2,622
Inventory	(6,934)	(10,299)
Prepaid expenses	(7,263)	1,648
Other assets	30,143	1,001
Accounts payable	1,532	4,111
Accrued personnel-related expenses and other accrued liabilities	(1,419)	(14,568)
Accrued interest payable	(1,387)	(3,191)
Income tax payable	(37,881)	2,649
Deferred revenue	734	12,445
Net cash provided by operating activities	128,952	142,417
Cash flows from investing activities
Purchases of trading securities	(34,999)	(49,674)
Proceeds from trading securities	—	5,097
Purchases of equity and other long-term investments	(35,451)	—
Purchases of equity investments managed by ISP Fund LP	(3,275)	—
Sales of equity investments managed by ISP Fund LP	44,110	19,939
Purchases and sales of other investments managed by ISP Fund LP, net	6,665	51,987
Cash paid for in-process research and development assets acquired	—	(9,368)
Purchases of property and equipment	(945)	(1,121)
Sale of property and equipment	210	—
Net cash provided by (used in) investing activities	(23,685)	16,860
Cash flows from financing activities
Repurchase of common stock	(77,386)	—
Repurchase of shares to satisfy tax withholding	(312)	(116)
Proceeds from issuances of common stock, net	2,884	1,715
Proceeds from exercise of warrants	—	10,698
Payment for repurchase of convertible senior notes due 2025	—	(25)
Net cash provided by (used in) financing activities	(74,814)	12,272
Net increase in cash and cash equivalents	30,453	171,549
Cash and cash equivalents at beginning of period	550,941	304,964
Cash and cash equivalents at end of period	$581,394	$476,513

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,546	$10,353
Cash paid for income taxes	$27,056	$13,071
Supplemental Disclosure of Non-cash Investing and Financing Activities:
2025 Notes converted to common stock	$—	$192,475
Accrued interest income converted to long-term investments	$8,205	$—

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

Our wholly owned, critical care and infectious disease operating platform, with a hospital focus, is anchored by a portfolio of four commercial and marketed products, as well as an FDA-approved product which is expected to be available to patients before the end of 2026:

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

Three of our customers accounted for 30%, 26% and 25%, respectively, of our net product sales for the three months ended September 30, 2026, and 27%, 24% and 23%, respectively, for the nine months ended September 30, 2026. Three of our customers accounted for 21%, 20% and 19%, respectively, of our net product sales for the three months ended September 30, 2025, and 24%, 24% and 22%, respectively, for the nine months ended September 30, 2025. Three of our customers accounted for 39%, 20% and 15%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our unaudited condensed consolidated balance sheet as of September 30, 2026. Three of our customers accounted for 29%, 28% and 16%, respectively, of our receivables from net product sales, which are included in “Accounts receivable” in our consolidated balance sheet as of December 31, 2025.

We did not have an allowance for expected credit losses on our receivable from collaboration arrangement and accounts receivable as of September 30, 2026 and December 31, 2025.

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

If we conclude that we do not have the ability to exercise significant influence over an investee, we may elect to account for equity securities without a readily determinable fair value using the measurement alternative method under ASC 321, Investments - Equity Securities. This method allows us to measure the investment at cost less impairment, if any, and adjusted for observable price changes in orderly transactions involving the same or a similar investment of the same issuer.

We also invested in ISP Fund LP, whose investments consist of money market funds, trading securities, and equity securities in the healthcare, pharmaceutical and biotechnology industries. Pursuant to the Partnership Agreement entered into in December 2020, we became a limited partner of the partnership. In October 2024, we elected to unwind our capital accounts in the partnership in accordance with the terms of the Partnership Agreement. Accordingly, the portion of the cash balance and money market funds expected to be distributed within 12 months from the balance sheet date has been classified as “Current portion of ISP Fund investments,” while the remaining equity investments have been classified as long-term investments in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Revenue Recognition

We apply the guidance on principal versus agent considerations under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), to determine the appropriate treatment for the transactions between us and third parties. The classification of transactions under our arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Any consideration related to activities in which we are considered the principal, which includes being in control of the good or service before such good or service is transferred to the customer, is accounted for as product sales.

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

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Effective January 1, 2026, we adopted ASU 2024-04 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

The following table shows the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2026	2025	2026	2025
Numerator:
Net income (loss), basic	$(73,888)	$89,908	$29,287	$107,012
Add: interest expense on 2025 Notes, net of tax effect	—	566	—	2,820
Add: interest expense on 2028 Notes, net of tax effect	—	1,416	—	4,238
Net income (loss), diluted	$(73,888)	$91,890	$29,287	$114,070
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	72,068	69,058	73,209	64,901
Dilutive effect of 2025 Notes	—	5,467	—	9,235
Dilutive effect of 2028 Notes	—	9,955	—	9,955
Dilutive effect of options and awards granted under equity incentive plan and employee stock purchase plan	—	462	760	464
Dilutive effect of outstanding warrant	—	22	—	21
Weighted-average shares used to compute diluted net income (loss) per share	72,068	84,964	73,969	84,576
Net income (loss) per share
Basic	$(1.03)	$1.30	$0.40	$1.65
Diluted	$(1.03)	$1.08	$0.40	$1.35

Anti-Dilutive Securities

The following common stock equivalents were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Outstanding options and awards granted under equity incentive plan and employee stock purchase plan	2,265	1,520	1,599	1,482
Outstanding 2028 Notes	9,955	—	9,955	—
Total	12,220	1,520	11,554	1,482

3. Revenue Recognition

Net Revenue from Collaboration Arrangement

Net revenue recognized under our GSK Agreement was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Royalties - RELVAR®/BREO®	$45,798	$51,508	$140,729	$157,135
Royalties - ANORO®	12,315	11,844	35,797	34,816
Total royalties	58,113	63,352	176,526	191,951
Less: amortization of capitalized fees paid	(3,456)	(3,456)	(10,368)	(10,368)
Total royalty revenue	$54,657	$59,896	$166,158	$181,583

Net Product Sales

Total net product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
GIAPREZA®	$23,232	$18,459	$65,762	$54,061
XACDURO®	22,003	23,813	62,459	42,327
XERAVA®	3,585	4,909	12,952	16,226
ZEVTERA®	624	113	1,413	452
Total net product sales	$49,444	$47,294	$142,586	$113,066

We derived our net product sales from customers located in the U.S. and the rest of the world as follows:

•
approximately 88% and 12%, respectively, for the three months ended September 30, 2026, and 80% and 20%, respectively, for the nine months ended September 30, 2026; and
•
approximately 63% and 37%, respectively, for the three months ended September 30, 2025, and 75% and 25%, respectively, for the nine months ended September 30, 2025.

License and Other Revenue

Refer to the out-license agreements in Note 4, “License, Collaboration and Other Arrangements”.

4. License, Collaboration and Other Arrangements

Out-License Agreements

Zai Lab

Entasis Therapeutics Holdings Inc. (“Entasis”), our wholly-owned subsidiary, entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd. (“Zai Lab”) (Nasdaq: ZLAB), pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR, in the Asia-Pacific region (the “Zai Agreement”). Under the terms of the Zai Agreement, Zai Lab shall fund most of the registrational clinical trial costs in China for SUL-DUR, with the exception of Phase 3 patient drug supply of licensed products. Zai Lab shall conduct development activities and plan and obtain regulatory approval in a specified number of countries in the Asia-Pacific region beyond China after receipt of regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia-Pacific region and shall commercialize licensed products for which it has obtained regulatory approval. We are obligated to supply Zai Lab with the licensed products for clinical development and for commercial use for a certain period unless Zai Lab notifies otherwise. Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement.

We are eligible to receive up to an aggregate of $91.0 million in research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab shall pay us a tiered royalty ranging from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as a reduction to research and development expense during the period in which the qualifying expenses are incurred. Such amounts recorded for the nine months ended September 30, 2026 and 2025 were not material. SUL-DUR was approved by China’s National Medical Products Administration in May 2024 and was launched by Zai Lab in mainland China in January 2025. We recognized $4.0 million in license revenue for the nine months ended September 30, 2026 under this agreement as a result of the achievement of a regulatory milestone. Royalties under this arrangement based on the product sales were $1.1 million and $3.1 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.5 million for the three and nine months ended September 30, 2025, respectively.

In April 2024, we entered into an amendment to the Zai Agreement (the “Amended Zai Agreement”), pursuant to which Zai Lab shall share costs associated with certain new manufacturing and technology transfer activities for XACDURO® (the “Services”), which were not contemplated under the Zai Agreement and are crucial for regulatory approval in the Asia-Pacific region. Under the Amended Zai Agreement, we recognized $0.4 million and $1.0 million in license revenue for the three and nine months ended September 30, 2025, respectively. License revenue for the three and nine months ended September 30, 2026 was not material. As of September 30, 2026 and December 31, 2025, outstanding amounts under this amendment of $2.2 million and $1.8 million, respectively, were included in “Accounts receivable” in our unaudited condensed consolidated balance sheets.

We entered into an interim supply agreement with Zai Lab in June 2024, which was amended in February 2025 and August 2025, under which Zai Lab shall purchase XACDURO® inventory (the “Supplied Inventory”) at cost for its commercial use. We recognized $4.8 million and $19.7 million in net product sales for the cost of the Supplied Inventory for the three and nine months ended September 30, 2026, respectively, and $14.9 million and $17.4 million for the three and nine months ended September 30, 2025, respectively. Amounts outstanding under this agreement of $6.2 million and $6.7 million were included in “Accounts receivable” in our unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

We also entered into a manufacturing stage transfer agreement with Zai Lab in June 2024, which was amended in September 2024 (the “Zai Manufacturing Stage Transfer Agreement”). Pursuant to this agreement, Entasis shall provide assistance to Zai Lab for building out Zai Lab’s manufacturing site for XACDURO® and be compensated for Entasis' services and associated costs. License revenue recognized under this agreement for the three and nine months ended September 30, 2026 was not material. We recognized license revenue under this agreement of $0.1 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.

Dr. Reddy’s Laboratories

In June 2026, Entasis entered into an exclusive distribution and license agreement with Dr. Reddy's Laboratories Ltd. (“DRL”) to commercialize XACDURO® in certain countries. A one-time, nonrefundable upfront payment of $3.4 million was recognized as license revenue for the nine months ended September 30, 2026. Entasis is also entitled to receive development, launch and commercial milestone payments, as well as tiered royalties based on DRL's annual net sales.

GARDP

Entasis entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries (the “GARDP Collaboration Agreement”). Under the terms of the GARDP Collaboration Agreement, GARDP shall use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. Reimbursements from GARDP under this agreement are recorded as a reduction to research and development expense. Reimbursements recorded from GARDP during the three and nine months ended September 30, 2026 and 2025 were not material.

In addition, under the GARDP Collaboration Agreement, GARDP was granted a worldwide, fully paid, exclusive and royalty-free license, with the right to sublicense, to use our zoliflodacin technology in connection with GARDP’s development, manufacture and commercialization of zoliflodacin in low-income and specified middle-income countries. We retained commercial rights in all other countries worldwide, including the major markets in North America, Europe and Asia-Pacific. We also retained the right to use and grant licenses to our zoliflodacin technology to perform our obligations under the GARDP Collaboration Agreement and for any purpose other than gonorrhea or community-acquired indications. Each party is responsible for using commercially reasonable efforts to obtain marketing authorizations for the product candidate in its respective territory. The FDA approved zoliflodacin, marketed as NUZOLVENCE®, on December 12, 2025.

In May 2026, Entasis entered into an amendment to the GARDP Collaboration Agreement under which Entasis granted GARDP a non-exclusive license to use Entasis’ technology in certain European countries and received a one-time, nonrefundable upfront payment of $2.0 million, which was recorded as license revenue for the nine months ended September 30, 2026. Furthermore, Entasis is entitled to receive future regulatory milestone payment and royalties on net sales of NUZOLVENCE®.

PAION Pharma GmbH

Pursuant to the PAION AG and PAION Deutschland GmbH (together and individually “PAION”) License, La Jolla Pharmaceutical Company (“La Jolla”), our wholly-owned subsidiary, granted PAION an exclusive license to commercialize GIAPREZA® and XERAVA® in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). PAION is currently a subsidiary of the Humanwell Healthcare Group. We are entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. Royalties payable in a given jurisdiction under the PAION License are subject to reduction on account of generic competition and after patent expiration in that jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA® and XERAVA® in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA® and XERAVA® in the PAION Territory. Royalty revenue recognized under this agreement, presented as part of net product sales in the unaudited condensed consolidated statement of income, was $0.1 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2025, respectively.

La Jolla also entered into the PAION commercial supply agreement (the “PAION Supply Agreement”) whereby La Jolla supplies PAION a minimum quantity of GIAPREZA® and XERAVA® until the earlier of July 13, 2027, or until a new supply agreement is executed. During the term of the supply agreement, we are reimbursed for direct and certain indirect manufacturing costs at cost. Cost reimbursements under the PAION Supply Agreement were not material and $1.8 million for the three and nine months ended September 30, 2026, and $1.3 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

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

We are also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. Royalty revenue from Everest recognized for the three months ended September 30, 2026 and 2025, presented as part of net product sales in the unaudited condensed consolidated statement of income, was not material. Royalty revenue from Everest recognized for the nine months ended September 30, 2026 and 2025 was $1.1 million and $2.0 million, respectively.

La Jolla also entered into the Everest commercial supply agreement (the “Everest Supply Agreement”) whereby La Jolla will supply Everest a minimum quantity of XERAVA® and will transfer to Everest certain XERAVA®-related manufacturing know-how. Under the Everest Supply Agreement, we are reimbursed for direct and certain indirect manufacturing costs at 110% of cost. Revenue recognized under the Everest Supply Agreement for the three months ended September 30, 2026 and 2025 was not material. Revenue recognized was $1.3 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.

In-License Agreements

Basilea

In December 2024, we entered into an exclusive distribution and license agreement with Basilea, under which we were granted exclusive marketing rights to ZEVTERA® in the U.S. The agreement will remain in effect through the expiration of ZEVTERA®’s market exclusivity in the U.S. in 2034 (the “initial term”) and is subject to automatic renewal unless terminated by either party with prior notice. We paid an upfront fee of $4.0 million, which was recognized as an intangible asset and is being amortized over the initial term of the agreement. Under the agreement, we are required to exclusively purchase ZEVTERA® (in pre-packaging and labeling form) from Basilea for the duration of the term. We are also obligated to pay Basilea tiered royalties ranging from the high-teens to mid-twenties, as well as tiered milestone payments based on annual net sales in the U.S. ZEVTERA® was commercially launched in the U.S. in July 2025. Royalty expense incurred on the sales was not material during the three and nine months ended September 30, 2026 and 2025.

George Washington University

Pursuant to the George Washington University License (the “GW License”), GW exclusively licensed to La Jolla certain intellectual property rights relating to GIAPREZA®, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA®. Under the GW License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA®. We are obligated to pay a 6% royalty on net sales of GIAPREZA® and 15% on payments received from sublicensees. The obligation to pay royalties under the GW License extends through the last-to-expire patent covering GIAPREZA®. Royalty expense incurred under the GW License for the three and nine months ended September 30, 2026 was $1.4 million and $4.1 million, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2025, respectively.

Harvard University

Pursuant to the Harvard University (“Harvard”) License, Harvard exclusively licensed to La Jolla certain intellectual property rights relating to tetracycline-based products, including XERAVA®, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA®. For each product covered by the Harvard License, we are obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA®; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA®, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA®. Royalty expense incurred under the Harvard License for the three and nine months ended September 30, 2026 was not material. Royalty expense incurred for the three and nine months ended September 30, 2025 was $0.3 million and $1.0 million, respectively.

Business Transfer and Subscription Agreement with AstraZeneca

Entasis entered into a Business Transfer and Subscription Agreement with AstraZeneca, AstraZeneca UK Limited and AstraZeneca Pharmaceuticals LP (collectively, “AstraZeneca”) (the “AstraZeneca Agreement”) in 2015, which was amended and restated through 2018, pursuant to which Entasis obtained, among other things, worldwide rights to durlobactam and zoliflodacin. Under the AstraZeneca Agreement, we are obligated to pay AstraZeneca a one-time milestone payment of $5.0 million within three months of achieving a specified cumulative net sales milestone for durlobactam. We are also obligated to make a one-time milestone payment of $10.0 million to AstraZeneca within two years following the first commercial sale of zoliflodacin. This milestone was achieved in October 2026, and the payment is due in October 2028. Additionally, we are obligated to pay AstraZeneca tiered, single-digit royalties on the annual worldwide net product sales of durlobactam and the lesser of tiered, single-digit royalties on the worldwide annual net sales of zoliflodacin and a specified share of the royalties we receive from sublicensees of zoliflodacin. Royalties on sales of zoliflodacin do not include sales by GARDP in low-income and specified middle-income countries as discussed above. Our obligation to make these royalty payments expires on a country-by-country basis for each product upon the later of (i) the 10-year anniversary of the first commercial sale of a product in that country or (ii) the expiration date of the last patent right covering the product in that country.

The royalty expense in respect of durlobactam arising from our net product sales of XACDURO® was not material for the three and nine months ended September 30, 2026 and 2025.

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

5. Consolidated Entity

ISP Fund LP

As of September 30, 2026, we continued to hold approximately 100% of the economic interest of the ISP Fund LP (“Partnership”). As of September 30, 2026 and December 31, 2025, total assets of the Partnership were $31.9 million and $79.7 million, respectively, with the majority attributable to either current portion of ISP Fund investments or to equity and long-term investments. As of September 30, 2026 and December 31, 2025, total liabilities were $0.1 million. During the nine months ended September 30, 2026, $47.5 million in cash was distributed to us by the Partnership.

During the three and nine months ended September 30, 2026, we recorded $0.1 million and $0.6 million, respectively, in investment-related expense incurred by the Partnership, and generated $0.1 million and $0.3 million, respectively, in interest income. During the three and nine months ended September 30, 2026, we recorded $2.7 million in net unrealized losses and $14.9 million in net unrealized gains, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income. During the nine months ended September 30, 2026, we recorded $14.9 million in net realized losses as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2025, we recorded $0.4 million and $1.9 million, respectively, in investment-related expense incurred by the Partnership, generated $0.8 million and $3.2 million, respectively, in interest income, and recorded $11.7 million in net realized and unrealized gains and $69.2 million in net realized and unrealized losses, respectively, as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income.

The following is a summary of individual investments held by ISP Fund at each balance sheet date:

	September 30,	December 31,
(In thousands)	2026	2025
Common stock - Publicly traded healthcare companies
United States	$12,286	$52,392
United Kingdom	8,267	8,874
Total common stock	20,553	61,266
Preferred stock - Privately held healthcare companies
United States	2,686	2,748
Money market fund and cash	8,667	15,727
Total investments held by ISP Fund LP	$31,906	$79,741

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

In addition, we entered into an amendment to the amended and restated investor rights agreement, pursuant to which the Company and ISO agreed that the voting agreement will expire at the earlier of January 26, 2031 or the approval by the FDA of any of Armata's product candidates for marketing and commercial distribution. As of September 30, 2026, our ownership in Armata was 67.4%.

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

As of September 30, 2026, the fair values of our holdings of 25,076,769 shares of Armata common stock, 10,653,847 warrants, a $30.1 million convertible note and $110.1 million in term loans were estimated at $92.0 million, $29.9 million, $68.1 million, and $133.6 million, respectively. As of December 31, 2025, the fair values of these holdings were estimated at $157.5 million, $36.2 million, $101.4 million, and $102.8 million, respectively.

For the Armata common stock and warrants, we recorded $97.6 million and $71.8 million in unrealized loss as changes in fair values of equity method investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026, respectively, and $30.8 million and $30.3 million in unrealized gain for the three and nine months ended September 30, 2025, respectively.

For the Armata convertible note, we recorded $36.9 million and $33.3 million in unrealized loss as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026, respectively, and $13.0 million and $14.9 million in unrealized gain for the three and nine months ended September 30, 2025, respectively.

For the Armata term loans, we recorded $0.5 million and $5.8 million in unrealized gain as changes in fair values of equity and long-term investments, net, in the unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026, respectively, and $3.4 million and $7.2 million in unrealized gain for the three and nine months ended September 30, 2025, respectively.

The summarized financial information, including the portion we do not own, is presented for Armata on a one quarter lag as follows:

Income Statement Information

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue	$2,510	$2,169	$4,384	$3,895
Loss from operations	$(10,312)	$(6,844)	$(32,920)	$(25,574)
Net income (loss)	$74,141	$(16,295)	$(165,503)	$(20,226)

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

As of September 30, 2026 and December 31, 2025, ITH owns 36,742,250 shares of InCarda’s common and preferred stock and 2,490,033 warrants, representing a 9.5% equity interest. Over the years, ITH has also invested $2.1 million in InCarda’s convertible notes.

As of September 30, 2026 and December 31, 2025, we recorded $7.5 million in carrying amount of InCarda’s preferred stock, approximately $0.1 million in fair value of warrants and $2.1 million in fair value of convertible notes as equity and long-term investments in the unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2026 and 2025, the change to the carrying amount of our investments in InCarda was not material.

Equity and Other Investments in ImaginAb

Since March of 2021, ITH has invested $7.6 million in 8,825,301 shares of common and preferred stock of ImaginAb, Inc. (“ImaginAb”), a privately held biotechnology company focused on clinically managing cancer and autoimmune diseases via molecular imaging. As of September 30, 2026, and December 31, 2025, we held an 11.8% of equity ownership in ImaginAb.

As of September 30, 2026 and December 31, 2025, our investment of $7.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. There was no change in the carrying amount of our equity investments in ImaginAb during the periods presented.

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

On June 11, 2026, ITH and other existing Syndeio investors entered into a Series B Preferred Stock Purchase Agreement with Syndeio, pursuant to which ITH purchased 3.75 million shares of Series B Preferred Stock for $30.0 million. Concurrently, the Syndeio 2025 Convertible Note with an outstanding balance of $27.0 million, including principal and accrued interest, was converted into 4.2 million shares of Series B-2 Preferred Stock, and $1.1 million of the Syndeio 2021 Convertible Note was converted into 175,000 shares of Series B-2 Preferred Stock. As of September 30, 2026, we held 44.4% of equity ownership in Syndeio.

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

We account for our investment in Syndeio Series B and Series B-2 preferred stock using the measurement alternative because Syndeio’s equity securities are not publicly traded and do not have a readily determinable fair value. As of September 30, 2026, our equity investments of $58.2 million were recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets.

We account for both the Syndeio 2021 Convertible Note and the Syndeio 2025 Convertible Note as trading securities, measured at fair value using a Monte Carlo simulation model with the probability of certain qualified events and the assumptions of equity value of Syndeio, risk-free rate, expected stock price, volatility of its peer companies, and the time until a financing is raised.

As of September 30, 2026, and December 31, 2025, the fair value of the Syndeio 2021 Convertible Note was estimated at $67.5 million and $62.9 million, respectively, and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. We recorded $2.9 million and $11.4 million in unrealized loss for the three and nine months ended September 30, 2026, respectively, and $6.3 million and $26.8 million in unrealized gain for the three and nine months ended September 30, 2025, respectively, as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statements of income and comprehensive income. We also recorded $1.2 million of accrued interest as interest income for the nine months ended September 30, 2026 in the unaudited condensed consolidated statements of income and comprehensive income.

As of December 31, 2025, the fair value of the Syndeio 2025 Convertible Note was estimated at $24.5 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheet. We recorded $1.2 million in interest income and $1.3 million in unrealized gain for the nine months ended September 30, 2026. We recorded $0.6 million in unrealized loss for the three months ended September 30, 2025 and immaterial unrealized gains for the nine months ended September 30, 2025 as changes in fair values of equity and long-term investments, net in the unaudited condensed consolidated statement of income and comprehensive income.

Equity Investment in Nanolive

In 2022, ITH invested $9.8 million in 18,750,000 shares of preferred stock of Nanolive SA (“Nanolive”), a Swiss privately held life sciences company focused on developing breakthrough imaging solutions that accelerate research in growth industries such as drug discovery and cell therapy. ITH has the right to designate one member to Nanolive’s board. ITH also has the right to designate another member, who will be mutually acceptable to ITH and another stockholder, to Nanolive’s board. As of September 30, 2026, no Innoviva designee is serving on Nanolive’s six-member board. As of September 30, 2026 and December 31, 2025, we held 13.0% of Nanolive equity ownership.

As of September 30, 2026 and December 31, 2025, $10.6 million was recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets, and there was no change to the carrying amount of our investment.

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

As of September 30, 2026 and December 31, 2025, the fair value of the note was estimated at $3.5 million and recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets. There was no change in the carrying amount of the note during the periods presented.

Equity Investment in Beacon

Beacon Biosignals, Inc. (“Beacon”) is an AI-driven neurotechnology company developing treatments for neurological, psychiatric, and sleep disorders. On October 7, 2025, ITH entered into a Preferred Stock Purchase Agreement with Beacon, pursuant to which ITH acquired 1,448,303 shares of Beacon’s Series B Preferred Stock for $17.5 million. On September 18, 2026, ITH entered into a Series B-2 Preferred Stock Purchase Agreement with Beacon, under which ITH acquired 266,186 shares of Beacon’s Series B-2 Preferred Stock for $5.4 million. As of September 30, 2026 and December 31, 2025, we held 5.5% and 5.6%, respectively, of equity ownership in Beacon.

As of September 30, 2026 and December 31, 2025, our investments in Beacon of $23.0 million and $17.5 million, respectively, were recorded as equity and long-term investments in the unaudited condensed consolidated balance sheets, and there was no change to the carrying amount of our investment in the periods presented.

Reconciliation of Equity and Long-Term Investments Balances

The following table reconciles the change in balances in “Equity and Long-Term Investments” as of each balance sheet date:

(In thousands)	Amount
Equity and long-term investments as of December 31, 2024	$341,664
Purchases of trading securities	61,729
Proceeds from trading securities	(8,427)
Purchases of equity and other long-term investments	17,533
Net sales and purchases of investments managed by ISP Fund	(120,955)
Changes in fair value, net	20,160
Reclassification of current portion	91,805
Other	988
Equity and long-term investments as of December 31, 2025	$404,497
Purchases of trading securities	43,204
Purchases of equity and other long-term investments	35,451
Net sales and purchases of investments managed by ISP Fund	(47,500)
Changes in fair value, net	(37,482)
Reclassification of current portion	7,060
Other	(396)
Equity and long-term investments as of September 30, 2026	$404,834

Available-for-Sale Securities

The estimated fair value of available-for-sale securities is based on quoted market prices for these investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$552,903	$—	$—	$552,903
Total	$552,903	$—	$—	$552,903

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Money market funds (1)	$530,278	$—	$—	$530,278
Total	$530,278	$—	$—	$530,278

(1) Money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, all available-for-sale investments were money market funds, and there was no credit loss recognized.

Fair Value Measurements

Our available-for-sale securities and equity and long-term investments are measured at fair value on a recurring basis and our debt is carried at amortized cost basis.

	Estimated Fair Value Measurements as of September 30, 2026 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$552,903	$—	$—	$552,903
Investments held by ISP Fund LP	29,220	—	2,686	31,906
Equity investment - Armata Common Stock	92,032	—	—	92,032
Equity investment - Armata Warrants	—	29,925	—	29,925
Equity investment - InCarda Warrants	—	—	3	3
Term loan investment - Armata July 2023 Term Loan	—	—	35,041	35,041
Term loan investment - Armata March 2024 Term Loan	—	—	46,167	46,167
Term loan investment - Armata March 2025 Term Loan	—	—	11,892	11,892
Term loan investment - Armata August 2025 Term Loan	—	—	15,906	15,906
Term loan investment - Armata May 2026 Term Loan	—	—	24,627	24,627
Convertible debt investment - Armata Note	—	—	68,091	68,091
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - InCarda February 2025 Convertible Note	—	—	475	475
Convertible debt investment - InCarda October 2025 Convertible Note	—	—	1,225	1,225
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	67,450	67,450
Convertible debt investment - Lyndra Convertible Note	—	—	3,492	3,492
Total assets measured at estimated fair value	$674,155	$29,925	$277,491	$981,571
Liability
2028 Notes	$—	$268,531	$—	$268,531

	Estimated Fair Value Measurements as of December 31, 2025 Using:
Types of Instruments	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$530,278	$—	$—	$530,278
Investments held by ISP Fund LP	76,993	—	2,748	79,741
Equity investment - Armata Common Stock	157,482	—	—	157,482
Equity investment - Armata Warrants	—	36,244	—	36,244
Equity investment - InCarda Warrants	—	—	43	43
Term loan investment - Armata July 2023 Term Loan	—	—	32,899	32,899
Term loan investment - Armata March 2024 Term Loan	—	—	43,290	43,290
Term loan investment - Armata March 2025 Term Loan	—	—	11,125	11,125
Term loan investment - Armata August 2025 Term Loan	—	—	15,534	15,534
Convertible debt investment - Armata Note	—	—	101,358	101,358
Convertible debt investment - InCarda 2024 Convertible Note	—	—	436	436
Convertible debt investment - InCarda February 2025 Convertible Note	—	—	475	475
Convertible debt investment - InCarda October 2025 Convertible Note	—	—	1,225	1,225
Convertible debt investment - Syndeio 2021 Convertible Note	—	—	62,937	62,937
Convertible debt investment - Syndeio 2025 Convertible Note	—	—	24,490	24,490
Convertible debt investment - Lyndra Convertible Note	—	—	3,492	3,492
Total assets measured at estimated fair value	$764,753	$36,244	$300,052	$1,101,049
Liability
2028 Notes	$—	$267,013	$—	$267,013

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

The fair value of our 2028 Notes is based on the recent trading price of the instrument.

7. Goodwill and Intangible Assets

Goodwill and intangible assets acquired are recognized at fair value as of the acquisition date. We recognized goodwill of $11.5 million and $6.4 million from our acquisitions of Entasis and La Jolla, respectively, in 2022. The carrying amount of goodwill as of September 30, 2026 and December 31, 2025 was $17.9 million. We have not recognized any impairment losses related to goodwill during the periods presented.

Intangible assets with definite lives are amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$226,300	$(87,534)	$138,766
Collaboration agreement	10	35,400	(11,890)	23,510
Total		$261,700	$(99,424)	$162,276

	December 31, 2025
	Useful Life	Gross	Accumulated	Net Carrying
(In thousands)	(Years)	Amount	Amortization	Amount
Marketed products	8-10	$226,300	$(70,299)	$156,001
Collaboration agreement	10	35,400	(9,245)	26,155
Total		$261,700	$(79,544)	$182,156

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

We recognized amortization expense of $6.7 million and $19.9 million for the three and nine months ended September 30, 2026, respectively, and $6.6 million and $19.6 million for the three and nine months ended September 30, 2025, respectively. Future amortization expense is expected to be $6.7 million for the remainder of 2026, $26.6 million for each of the years from 2027 to 2030 and $49.2 million thereafter.

8. Balance Sheet Components

Inventory

Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Raw materials	$17,822	$16,330
Work-in-process	20,903	17,871
Finished goods	4,113	4,971
Total inventory	$42,838	$39,172

As of September 30, 2026 and December 31, 2025, total inventory included net fair value adjustments resulting from the acquisition of La Jolla of approximately $1.1 million and $3.4 million, respectively, which will be amortized and recognized as cost of products sold when sales occur in future periods. The fair value adjustments recorded as part of cost of products sold amounted to $0.2 million and $2.2 million for the three and nine months ended September 30, 2026, respectively, and $3.5 million and $4.1 million for the three and nine months ended September 30, 2025, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Accrued contract manufacturing expenses	$5,227	$8,220
Accrued clinical and research expenses	151	185
Accrued professional services	6,922	5,845
Current portion of lease liabilities	759	418
Royalty obligation payable	4,289	3,690
Current portion of deferred royalty obligations	7,723	8,124
Accrued license fees and royalties	2,177	1,964
Other	1,551	1,022
Total other accrued liabilities	$28,799	$29,468

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Long-term portion of deferred royalty obligation	$53,441	$54,104
Long-term portion of lease liabilities	10,290	10,868
Other	1,505	1,119
Total other long-term liabilities	$65,236	$66,091

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Selling, general and administrative	$3,418	$2,247	$10,296	$6,573
Research and development	249	133	681	376
Total	$3,667	$2,380	$10,977	$6,949

10. Stockholders' Equity

On November 3, 2025, our board of directors authorized a new share repurchase program under which we may repurchase up to $125.0 million of our outstanding shares of common stock. For the three months ended September 30, 2026, we repurchased 1,226,948 shares in the open market at an average price of $21.46 per share for a total amount of approximately $26.3 million. For the nine months ended September 30, 2026, we repurchased 3,601,261 shares in the open market at an average price of $21.70 per share for a total amount of approximately $78.2 million. From program inception through September 30, 2026, we have repurchased Innoviva common stock in the open market for a total price of approximately $82.7 million. Subsequent to September 30, 2026, and through October 31, 2026, we have repurchased 454,835 shares in the open market for a total of approximately $9.6 million. All repurchased shares were retired.

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

The annual effective interest rate on the 2025 Notes in 2025 up to its settlement was 2.90%.

The following table sets forth total interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2025:

(In thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Contractual interest expense	$600	$3,002
Amortization of debt issuance costs	97	472
Total interest and amortization expense	$697	$3,474

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

The annual effective interest rate on the 2028 Notes is 2.70%.

Our outstanding 2028 Notes balance consisted of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Principal	$261,000	$261,000
Debt discount and issuance costs, net	(2,178)	(3,269)
Net carrying amount	$258,822	$257,731

The following table sets forth total interest expense recognized related to the 2028 Notes for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Contractual interest expense	$1,387	$1,387	$4,160	$4,160
Amortization of debt discount and issuance costs	368	358	1,091	1,061
Total interest and amortization expense	$1,755	$1,745	$5,251	$5,221

Debt Maturities

The aggregate scheduled maturities of our convertible debt as of September 30, 2026 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2026	$—
2027	—
2028	261,000
Total	$261,000

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

We recognized interest expense of $3.7 million and $11.1 million for the three and nine months ended September 30, 2026, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2025, respectively. The carrying value of the deferred royalty obligation as of September 30, 2026 and December 31, 2025 was $61.2 million and $62.2 million, respectively (refer to Note 8, “Balance Sheet Components”). During the nine months ended September 30, 2026 and 2025, we made royalty payments to HCR of $11.6 million and $9.5 million, respectively. The deferred royalty obligation was valued using Level 3 inputs, and its carrying value as of September 30, 2026 approximates fair value. The fair value of the deferred royalty obligation was calculated as the discounted deferred royalty obligations based on risk-adjusted revenue projections for GIAPREZA®. As of September 30, 2026, the annual effective interest rate of the deferred royalty obligation for the current period is 26.10%.

Certain contract provisions within the La Jolla Royalty Agreement that could result in an acceleration of amounts due under the La Jolla Royalty Agreement are recognized as embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. We determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, we determined that the fair value of the embedded derivatives is not material and, therefore, not recognized as of September 30, 2026 and December 31, 2025. We estimate the fair value of the embedded derivatives for each reporting period until either the features lapse or the La Jolla Royalty Agreement is terminated, whichever occurs first. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss in the consolidated statements of income and comprehensive income.

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

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Straight line operating lease costs	$423	$303	$1,272	$907
Variable lease costs	141	(2)	400	3
Total lease costs	$564	$301	$1,672	$910

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$681	$1,277

As of September 30, 2026, our operating leases have a weighted-average remaining term of approximately 9.0 years and the weighted average discount rate on our operating lease liabilities was 5.3%.

Future minimum payments on our operating leases as of September 30, 2026 were as follows:

(In thousands)	Amount
Years ending December 31:
Remainder of 2026	$324
2027	1,327
2028	1,224
2029	1,335
2030	1,454
Thereafter	8,516
Total undiscounted lease payments	14,180
Less: imputed interest	(3,131)
Total operating lease liabilities	$11,049

Purchase Commitments

In April 2024, we entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchase commitments through December 31, 2027. As of September 30, 2026, we have satisfied our purchase commitments for the year 2026 and have approximately $5.9 million U.S. dollar equivalent in purchase commitments under the agreement for the year 2027.

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. We are not currently a party to any material legal proceedings.

Indemnification and Other Contingencies

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our consolidated financial statements. We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and, as of September 30, 2026, we have not accrued any material liabilities in the unaudited condensed consolidated financial statements as a result of these provisions.

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

14. Income Taxes

We recorded income tax benefit of $23.7 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, and income tax expense of $7.9 million and $24.8 million for the three and nine months ended September 30, 2025, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2026 was (1.2)% compared to 18.8% for the same period in 2025. The income tax expense for the nine months ended September 30, 2026 and 2025 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. Our effective tax rate for the nine months ended September 30, 2026 was lower than the U.S. federal statutory income tax rate primarily related to foreign-derived intangible income tax deduction and discrete tax benefits related to unrealized loss on investment. For the three months ended September 30, 2026, we reversed a $38.9 million reserve for potential foreign tax liabilities upon expiration of the applicable statute of limitations. The reversal was reflected in “Other Assets” and “Long-Term Income Tax Payable” in the unaudited condensed consolidated balance sheet.

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

The table below presents the financial information used by the CODM to assess performance, which reconciles to the consolidated net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Total revenue	$106,120	$107,800	$323,705	$296,715
Less:
Cost of products sold	15,038	25,643	52,994	45,075
Amortization of acquired intangible assets	6,700	6,618	19,880	19,640
Selling and marketing	12,779	8,591	32,616	24,809
General and administrative	24,236	18,700	71,408	56,385
Research and development - External services and expenses	2,450	2,863	7,519	12,696
Research and development - Internal expenses	2,764	1,439	8,126	3,985
Research and development - Acquired IPR&D	—	9,368	—	9,368
Changes in fair values of equity method investments, net	97,585	(30,751)	71,769	(30,284)
Changes in fair values of equity and long-term investments, net	41,904	(31,510)	37,482	22,509
Interest and dividend income	(5,316)	(5,472)	(23,902)	(14,935)
Interest expense	5,472	4,015	16,381	13,389
Other expense, net	118	479	499	2,252
Income tax expense (benefit), net	(23,722)	7,909	(354)	24,814
Consolidated net income (loss)	$(73,888)	$89,908	$29,287	$107,012

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

Our wholly owned, critical care and infectious disease operating platform with a hospital focus, is anchored by a portfolio of four commercial and marketed products, as well as an FDA-approved product which is expected to be available to patients before the end of 2026:

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

Third Quarter 2026 and Recent Highlights:

Financial Highlights

•
Total revenue: $106.1 million, decreased modestly by 1.6% year-over-year compared to $107.8 million for the third quarter of 2025, as growth in U.S. net product sales partially offset with royalty revenue and the timing of inventory sales to ex-U.S. partners.
•
Royalty revenue: gross royalty revenue from GSK remains stable at $58.1 million.
•
Net product sales: $49.4 million, comprising $43.3 million in U.S. net product sales and $6.1 million in ex-U.S. sales. U.S. net product sales increased 45% year-over-year, compared to $29.9 million in the same quarter of 2025. U.S. net product sales primarily consisted of $23.1million from GIAPREZA®, $16.1 million from XACDURO®, and $3.4 million from XERAVA®.
•
Income from operations: $42.2 million, 21.9% increase compared to $34.6 million for the third quarter of 2025, primarily driven by higher U.S. net product sales, partially offset by increased operating expenses associated with the expansion of commercial activities to support future sales growth.

•
Equity and long-term investments: net unfavorable changes in fair value of equity and long-term investments totaled $139.5 million, primarily attributable to a decline in the stock price of Armata at quarter-end. As of September 30, 2026, Innoviva’s strategic healthcare investments were valued at $535.5 million, consisting of $323.7 million invested in Armata, $179.9 million in other strategic equity and convertible debt investments, and $31.9 million in investments held by ISP Fund.
•
Net income (loss): net loss of $73.9 million, or $1.03 basic loss per share, driven primarily by a decrease in fair value of equity and long-term investments.
•
Cash and cash equivalents: totaled $581.4 million. Royalty and net product sales receivables totaled $102.1 million as of September 30, 2026.

Business Highlights

•
Innoviva Specialty Therapeutics (IST)
o
Updated 2026 guidance from the Infectious Diseases Society of America (IDSA) further strengthens the clinical positioning of XACDURO® (sulbactam/durlobactam for injection), reaffirming its use with imipenem or meropenem as the preferred treatment for invasive carbapenem-resistant Acinetobacter baumannii (CRAB) infections. By recommending high-dose ampicillin-sulbactam combination regimens only as temporary bridging therapy when XACDURO® is not immediately available, the updated guidance underscores the importance of timely hospital access and supports XACDURO’s opportunity for broader adoption and continued commercial growth.
o
The 2026 Antimicrobial Resistance Threats Report from the Centers for Disease Control and Prevention identifies four pathogens in its highest threat category, requiring “urgent and aggressive action.” IST markets therapies targeting two of these pathogens — XACDURO® for carbapenem-resistant Acinetobacter and NUZOLVENCE® for drug-resistant Neisseria gonorrhoeae — reinforcing its leadership in addressing critical gaps in the treatment of drug-resistant infections.
o
NUZOLVENCE® (zoliflodacin) is now commercially available in the U.S., expanding IST’s commercial portfolio. Initial commercial efforts are focused on establishing market access, distribution and dispensing infrastructure to help eligible patients receive treatment when prescribed and support adoption over time.
o
IST presented data at IDWeek 2026, the annual meeting of IDSA, the Society for Healthcare Epidemiology of America (SHEA), the HIV Medicine Association (HIVMA), and the Pediatric Infectious Diseases Society (PIDS) for ZEVTERA® and NUZOLVENCE®, highlighting evidence generation across antimicrobial-resistant and difficult-to-treat infections.
o
XACDURO® (sulbactam/durlobactam for injection), ZEVTERA® (ceftobiprole medocaril sodium for injection), and NUZOLVENCE® (zoliflodacin) were nominated as finalists for the 2026 Prix Galien USA Award in the “Best Pharmaceutical Product” category, marking the third consecutive year an IST product has been recognized by the renowned Galien Foundation.
•
Capital Allocation
o
During the third quarter of 2026, Innoviva repurchased 1,226,948 shares for $26.3 million under its $125 million share repurchase program. Since inception, and through the end of the third quarter, the Company has repurchased 3,829,116 shares for $82.7 million, reflecting the Company’s continued confidence in its intrinsic value and long-term outlook.

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

Results of Operations

Net Revenue

Royalty Revenue

Total royalty revenue, net, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Royalties - RELVAR®/BREO®	$45,798	$51,508	$(5,710)	(11)%	$140,729	$157,135	$(16,406)	(10)%
Royalties - ANORO®	12,315	11,844	471	4%	35,797	34,816	981	3%
Total royalties	58,113	63,352	(5,239)	(8)%	176,526	191,951	(15,425)	(8)%
Less: amortization of capitalized fees paid	(3,456)	(3,456)	—	*	(10,368)	(10,368)	—	*
Total royalty revenue, net	$54,657	$59,896	$(5,239)	(9)%	$166,158	$181,583	$(15,425)	(8)%

* Not Meaningful

Total net royalty revenue decreased to $54.7 million and $166.2 million for the three and nine months ended September 30, 2026, compared to $59.9 million and $181.6 million for the same periods a year ago. The decrease in total net royalty revenue was primarily due to lower net sales driven by pricing pressures in the United States.

Net Product Sales

Total product sales, net, as compared to prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
U.S.
GIAPREZA®	$23,089	$18,152	$4,937	27%	$63,824	$52,519	$11,305	22%
XACDURO®	16,117	8,468	7,649	90%	39,651	22,790	16,861	74%
XERAVA®	3,436	3,189	247	8%	9,156	9,552	(396)	(4)%
ZEVTERA®	624	113	511	*	1,413	452	961	213%
Total U.S.	43,266	29,922	13,344	45%	114,044	85,313	28,731	34%
Rest of the world
GIAPREZA®	143	307	(164)	(53)%	1,938	1,542	396	26%
XACDURO®	5,886	15,345	(9,459)	(62)%	22,808	19,537	3,271	17%
XERAVA®	149	1,720	(1,571)	(91)%	3,796	6,674	(2,878)	(43)%
Total rest of the world	6,178	17,372	(11,194)	(64)%	28,542	27,753	789	3%
Total net product sales	$49,444	$47,294	$2,150	5%	$142,586	$113,066	$29,520	26%

* Not Meaningful

Our net product sales increased overall during the periods presented, driven by higher sales volume resulting from our strategic commercialization efforts and dedication to delivering our critical care products to healthcare systems. XACDURO® ex-U.S. product sales were higher for the three months ended September 30, 2025 mainly due to the timing of product sales under an interim supply agreement with Zai Lab, which is billed at cost.

License and Other Revenue

License and other revenue, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
License and other revenue	$2,019	$610	$1,409	231%	$14,961	$2,066	$12,895	*

* Not Meaningful

License and other revenue for the three and nine months ended September 30, 2026 was derived primarily from our ongoing arrangements with Zai Lab and new agreements with GARDP and DRL as discussed in Note 4, “License, Collaboration and Other Arrangements”, to the Condensed Consolidated Financial Statements.

Cost of Products Sold

Cost of products sold, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Cost of products sold	$15,038	$25,643	$(10,605)	(41)%	$52,994	$45,075	$7,919	18%

The cost of products sold also includes the inventory step-up value from the acquisition of La Jolla, which is recorded upon the sale of such inventory. The step-up value included above amounted to $0.2 million and $2.2 million for the three and nine months ended September 30, 2026, respectively, and $3.5 million and $4.1 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, our total inventory included the remaining net fair value adjustments resulting from the acquisition of La Jolla of approximately $1.1 million, which will be recognized as cost of products sold when sales occur in future periods. Our cost of products sold was higher during the three months ended September 30, 2025 mainly due to the aforementioned timing of product sales in 2025 under an interim supply agreement with Zai Lab. Our cost of products sold increased during the nine months ended September 30, 2026, driven by higher product sales volume.

Research and Development

Research and development expenses, as compared to the prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Compensation and related personnel costs	$2,120	$1,262	$858	68%	$6,267	$3,745	$2,522	67%
External services	2,450	2,863	(413)	(14)%	7,519	12,696	(5,177)	(41)%
Acquired IPR&D	—	9,368	(9,368)	(100)%	—	9,368	(9,368)	(100)%
Facilities related	572	120	452	*	1,674	100	1,574	*
Other	72	57	15	26%	185	140	45	32%
Total research and development expense	$5,214	$13,670	$(8,456)	(62)%	$15,645	$26,049	$(10,404)	(40)%

* Not Meaningful

Research and development expenses for the three and nine months ended September 30, 2026 were $5.2 million and $15.6 million, respectively. The expenses for the current period include additional personnel and facilities costs in support of the acquired IPR&D as discussed in Note 13, “Asset Acquisition”, in the Condensed Consolidated Financial Statements. Research and development expenses for the three and nine months ended September 30, 2025, which consisted primarily of the costs allocated to acquired IPR&D as discussed in Note 13 and the costs associated with the continued advancement of zoliflodacin, approved by the FDA in December 2025, were $13.7 million and $26.0 million, respectively.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Selling, general and administrative	$37,015	$27,291	$9,724	36%	$104,024	$81,194	$22,830	28%

Our selling, general and administrative expenses increased for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025. The increase during the current period was primarily attributable to our ongoing efforts to expand our sales force to meet demand in new regions, promote our marketed critical care products and drive revenue, maintain regulatory compliance, and support essential administrative functions for general operations.

Interest and Dividend Income and Other Expense, Net

Interest and dividend income and other expense, net, as compared to the prior year period, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Interest and dividend income	$5,316	$5,472	$(156)	(3)%	$23,902	$14,935	$8,967	60%
Other expense, net	$(118)	$(479)	$361	(75)%	$(499)	$(2,252)	$1,753	(78)%

Interest and dividend income decreased slightly for the three months ended September 30, 2026, but increased for the nine months ended September 30, 2026, compared to the corresponding periods in 2025. The increase in interest income for the nine months ended September 30, 2026 included $8.2 million of accrued interest that was converted into either the principal balance of the convertible note investment or preferred shares in Syndeio under various amendments as described in Note 6, “Equity and Long-Term Investments and Fair Value Measurements”, to the Condensed Consolidated Financial Statements.

Other expense, net, was primarily expenses incurred by ISP Fund LP.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Interest expense	$(5,472)	$(4,015)	$(1,457)	36%	$(16,381)	$(13,389)	$(2,992)	22%

Our interest expense for the three and nine months ended September 30, 2026 and 2025 comprised mainly of the contractual interest expense and the amortization of debt issuance costs for our 2028 Notes, as well as effective interest expense on our deferred royalty obligation related to GIAPREZA®. The increase for the three and nine months ended September 30, 2026, compared to the same period in 2025, was mainly due to higher interest expense on our deferred royalty obligation as a result of higher sales performance of GIAPREZA®.

Changes in Fair Values of Equity Method Investments and Equity and Long-Term Investments

Changes in fair values of equity method investments and equity and long-term investments, as compared to the prior year periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Changes in fair values of equity method investments, net	$(97,585)	$30,751	$(128,336)	*	$(71,769)	$30,284	$(102,053)	*
Changes in fair values of equity and long-term investments, net	$(41,904)	$31,510	$(73,414)	(233)%	$(37,482)	$(22,509)	$(14,973)	67%

* Not Meaningful

The changes in fair values of equity method investments for the three and nine months ended September 30, 2026 were driven by fluctuations in Armata’s stock price during the reporting periods. We recorded $97.6 million and $71.8 million in unrealized loss for the three and nine months ended September 30, 2026, respectively, compared to $30.8 million and $30.3 million in unrealized gain for the three and nine months ended September 30, 2025, respectively.

The changes in fair values of other equity and long-term investments primarily reflected the net realized gains and losses and net unrealized gains and losses in our strategic investments in Armata, Syndeio, Lyndra and those investments managed by ISP Fund LP.

We recorded $36.4 million and $27.5 million in net negative changes in fair values of equity and long-term investments for the three and nine months ended September 30, 2026, respectively, related to other long-term investments we made in Armata.

We recorded net negative changes in fair value of our investments in Syndeio of $2.9 million and $10.0 million for the three and nine months ended September 30, 2026, respectively.

We recorded $2.7 million in unrealized net negative changes and $0.1 million in realized and unrealized net positive changes in fair values of equity and long-term investments related to the investments managed by ISP Fund LP for the three and nine months ended September 30, 2026, respectively.

Provision for Income Taxes

We recorded income tax benefit of $23.7 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, compared to income tax expense of $7.9 million and $24.8 million for the three and nine months ended September 30, 2025, respectively. The effective income tax rate for the nine months ended September 30, 2026 and 2025 was (1.2)% and 18.8%, respectively.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through private placements and public offerings of equity and debt securities and payments received under collaborative arrangements. For the nine months ended September 30, 2026, we generated gross royalty revenues from GSK of $176.5 million, net product sales of $142.6 million and license and other revenue of $15.0 million. Cash and cash equivalents totaled $581.4 million, royalties receivable from GSK totaled $58.1 million and accounts receivable associated with our product sales and license and other revenue totaled $44.0 million as of September 30, 2026.

As of September 30, 2026, we had one outstanding convertible note, the 2028 Notes, in an aggregate principal amount of $261.0 million, which will become due in March 2028. Future interest payments associated with this note total $8.3 million.

On November 3, 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $125.0 million of Innoviva’s outstanding shares of common stock. From program inception through September 30, 2026, we have repurchased Innoviva common stock in the open market for a total price of approximately $82.7 million. This program has no termination date, may be suspended or discontinued at any time at our discretion and does not obligate us to acquire any amount of common stock.

In 2024, we elected to unwind our capital accounts in ISP Fund LP. During the current year, we received $47.5 million in cash distributions.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Nine Months Ended September 30,
(In thousands)	2026	2025	Change
Net cash provided by operating activities	$128,952	$142,417	$(13,465)
Net cash provided by (used in) investing activities	$(23,685)	$16,860	$(40,545)
Net cash provided by (used in) financing activities	$(74,814)	$12,272	$(87,086)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $129.0 million, consisting primarily of our net income of $29.3 million, adjusted for net non-cash items, which included $109.3 million in net changes in fair value of our investments, $19.9 million of amortization of acquired intangible assets, $10.5 million of amortization of capitalized fees and depreciation of property and equipment, $11.0 million of stock-based compensation, $2.2 million of inventory fair value step-up adjustments and $1.1 million in amortization of debt discount and issuance costs, offset by $24.9 million of deferred taxes and $31.3 million in net changes in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 of $23.7 million primarily consisted of $70.5 million in purchases of trading securities and other equity investments, $3.3 million in purchases of equity investments managed by ISP Fund LP and $0.9 million in purchases of property and equipment, partially offset by $44.1 million in sales of equity investments managed by ISP Fund LP and $6.7 million in net purchases and sales of other investments managed by ISP Fund LP.

Net cash provided by investing activities for the nine months ended September 30, 2025 of $16.9 million primarily consisted of $71.9 million in sales of equity investments and net purchases and sales of other investments managed by ISP Fund LP and $5.1 million in proceeds from trading securities, partially offset by $49.7 million in purchases of trading securities, $9.4 million in cash paid for acquired IPR&D and $1.1 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 of $74.8 million was primarily due to $77.4 million in repurchases of our common stock under the ongoing stock repurchase program, partially offset by net proceeds of $2.9 million from issuances of common stock.

Net cash provided by financing activities for the nine months ended September 30, 2025 of $12.3 million was primarily due to proceeds from exercise of warrants of $10.7 million and net proceeds from issuances of common stock of $1.7 million.

Contractual Obligations

As of September 30, 2026, our notes payable obligation consisted of $261.0 million related to our 2028 Notes, which are due in 2028. Under the terms of the 2028 Notes, we make interest payments of 2.125% of outstanding principal. Refer to Note 11, “Debt” to the Condensed Consolidated Financial Statements for more information.

Our short-term and long-term obligations also include contractual payments related to our operating leases amounting to $14.2 million, with approximately $0.3 million payable through December 31, 2026, amounts ranging between $1.2 million and $1.5 million payable in each of the years 2027 to 2030, and $8.5 million payable thereafter. Refer to Note 12, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for more information.

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

Additionally, we have certain contingent payment obligations under various in-license agreements under which we are required to make royalty payments or milestone payments upon successful completion and achievement of certain milestones. Refer to Note 4, “License, Collaboration and Other Arrangements” to the Condensed Consolidated Financial Statements for more information.

We also entered into a Commercial Supply Agreement with Corden Pharma CHENÔVE SAS (“Corden”), under which we engaged Corden to manufacture and supply certain products related to XACDURO® and to perform certain services and studies. Under the agreement, we committed to minimum purchases through December 31, 2027. As of September 30, 2026, we have approximately $5.9 million U.S. dollar equivalent in outstanding purchase commitments under the agreement.

We also enter into other agreements in the normal course of business with vendors for commercial, manufacturing, clinical trials and preclinical studies, and other services and products for operating purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2026, our debt bears a fixed interest rate and we had no outstanding debt with variable interest rate. Our cash flows on this debt obligation are not subject to variability as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2026, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures, as defined under SEC rules, are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified by the Commission’s rules and forms. Additionally, they ensure that information required to be disclosed by the issuer is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, to enable timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	453,798	$21.97	453,798	$58,624,671
August 1, 2026 to August 31, 2026	439,354	21.17	439,354	$49,323,223
September 1, 2026 to September 30, 2026	333,796	21.15	333,796	$42,262,623
Total	1,226,948	$21.46	1,226,948

(1) On November 3, 2025, the Board of Directors of Innoviva authorized a share repurchase program under which we may repurchase up to $125.0 million of our outstanding shares of common stock. The repurchase program authorized the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan, in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination thereof or by other means in accordance with federal securities laws. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2026, as such terms are defined in Item 408(a) of Regulation S-K.

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

Innoviva, Inc.

Date: November 4, 2026	/s/ Pavel Raifeld
Pavel Raifeld
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	/s/ Stephen Basso
Stephen Basso
Chief Financial Officer
(Principal Financial Officer)